Form 10-Q
period 2005-09-30
PACIFIC CAPITAL BANCORP /CA/
filed 2005-11-09
CIK 357264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Common Stock - As of November 5, 2005 there were 46,090,763 shares of the issuer’s common stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets September 30, 2005 (unaudited) and December 31, 2004	4

	Consolidated Statements of Income (unaudited) Three and Nine-Month Periods Ended September 30, 2005 and 2004	5

	Consolidated Statements of Cash Flows (unaudited) Nine-Month Periods Ended September 30, 2005 and 2004	6

	Consolidated Statements of Comprehensive Income (unaudited) Three and Nine-Month Periods Ended September 30, 2005 and 2004	7

	Notes to Consolidated Financial Statements	8

The financial statements included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	66

Item 4.	Controls and Procedures	66

PART II.	OTHER INFORMATION	67

Item 1	Legal proceedings	67

Item 2	Changes in Securities and Use of Proceeds	67

Item 3	Defaults Upon Senior Securities	67

Item 4	Submission of Matters to a vote of security holders	67

Item 5	Other information	67

Item 6	Exhibits and Reports on Form 8-K	68

SIGNATURES		70

PART 1 FINANCIAL INFORMATION

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Balance Sheets

(dollars and share amounts in thousands except per share amounts)

	(Unaudited)
	September 30, 2005	December 31, 2004
Assets:
Cash and due from banks	$163,366	$133,116
Federal funds sold and securities purchased under agreements to resell	69,500	—

Cash and cash equivalents	232,866	133,116

Securities available-for-sale, at fair value (Note 4)	1,408,991	1,524,874
Loans, net of allowance of $51,822 at September 30, 2005 and $53,977 at December 31, 2004 (Note 5)	4,588,181	4,008,317
Premises, equipment and other long-term assets	115,883	100,282
Accrued interest receivable	26,169	24,000
Goodwill (Note 6)	144,476	109,745
Other intangible assets (Notes 6 and 7)	10,476	5,321
Other assets	162,806	119,130

Total assets	$6,689,848	$6,024,785

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,075,855	$1,013,772
Interest-bearing deposits	4,009,226	3,498,518

Total Deposits	5,085,081	4,512,290
Federal funds purchased and securities sold under agreements to repurchase (Note 8)	181,808	179,041
Long-term debt and other borrowings (Note 9)	827,751	823,122
Obligations under capital lease (Note 9)	9,266	9,130
Accrued interest payable and other liabilities	59,844	41,520

Total liabilities	6,163,750	5,565,103

Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock (no par value; $0.25 per share stated value; 100,000 authorized; 46,060 outstanding at September 30, 2005 and 45,719 at December 31, 2004)	11,520	11,434
Preferred stock (no par value; shares authorized: 1,000; shares issued and outstanding: none)	—	—
Surplus	88,395	78,903
Accumulated other comprehensive income	3,214	7,970
Retained earnings	422,969	361,375

Total shareholders’ equity	526,098	459,682

Total liabilities and shareholders’ equity	$6,689,848	$6,024,785

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(dollar and share amounts in thousands except per share amounts)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans	$78,199	$60,387	$279,427	$203,852
Securities	14,720	16,033	44,785	44,178
Federal funds sold and securities purchased under agreements to resell	188	163	494	747

Total interest income	93,107	76,583	324,706	248,777

Interest expense:
Deposits	20,033	11,024	49,737	29,910
Securities sold under agreements to repurchase and Federal funds purchased	953	216	3,388	973
Other borrowed funds	8,636	7,184	23,994	18,434

Total interest expense	29,622	18,424	77,119	49,317

Net interest income	63,485	58,159	247,587	199,460
Provision for credit losses (Note 5)	1,967	2,740	48,880	11,061

Net interest income after provision for credit losses	61,518	55,419	198,707	188,399

Non interest revenue:
Service charges on deposits	4,356	4,064	12,894	12,199
Trust fees	4,269	3,714	12,639	11,501
Refund transfer fees	235	185	24,920	20,997
Other service charges, commissions and fees, net	4,854	3,816	16,880	13,487
Net gain on sale of tax refund loans	—	—	26,023	2,945
Net (loss) gain on securities transactions	—	(973)	(730)	(1,489)
Other income	1,100	435	5,301	3,602

Total noninterest revenue	14,814	11,241	97,927	63,242

Operating expense:
Salaries and benefits	25,822	22,916	78,515	72,165
Net occupancy expense	4,765	3,839	12,930	11,244
Equipment expense	3,059	2,252	8,128	6,562
Other expense	20,168	14,342	56,084	44,537

Total operating expense	53,814	43,349	155,657	134,508

Income before income taxes	22,518	23,311	140,977	117,133
Provision for income taxes	8,150	8,752	52,764	43,436

Net income	$14,368	$14,559	$88,213	$73,697

Earnings per share - basic (Note 3)	$0.31	$0.32	$1.92	$1.62
Earnings per share - diluted (Note 3)	$0.31	$0.32	$1.91	$1.61
Average number of shares - basic	45,985	45,615	45,870	45,485
Average number of shares - diluted	46,391	45,943	46,262	45,813
Dividends declared per share	$0.20	$0.18	$0.58	$0.51
Dividends paid per share	$0.20	$0.18	$0.58	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Nine-Month Periods Ended September 30,
	2005	2004
Cash flows from operating activities:
Net Income	$88,213	$73,697
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	8,889	7,799
Provision for credit losses	48,880	11,061
Net amortization of discounts and premiums for securities	825	1,691
Reverse amortization on capital lease	50	—
Amortization of net deferred loan fees	4,286	—
Net change in deferred loan origination fees and costs	—	1,700
Net loss (gain) on sales and calls of securities	730	1,489
Change in accrued interest receivable and other assets	(5,813)	548
Change in accrued interest payable and other liabilities	14,438	(10,648)

Net cash provided by operating activities	160,498	87,337

Cash flows from investing activities:
Purchase of bank or branches	(52,152)	(123,282)
Proceeds from sales of AFS securities	47,400	81,513
Proceeds from calls, maturities, and partial paydowns of AFS securities	269,358	228,535
Proceeds from calls and maturities of HTM securities	—	—
Purchase of AFS securities	(159,341)	(343,303)
Proceeds from sale or maturity of commercial paper	—	—
Purchase of Bank Owned Life Insurance	(25,000)	—
Net (increase) decrease in loans made to customers	(417,771)	(337,621)
Net purchase or investment in premises and equipment	(22,223)	(14,728)

Net cash used in investing activities	(359,729)	(508,886)

Cash flows from financing activities:
Net increase (decrease) in deposits	319,066	272,028
Net increase (decrease) in borrowings with maturities of 90 days or less	11,417	14,567
Proceeds from long-term debt and other borrowing	153,810	173,897
Payments on long-term debt and other borrowing	(168,271)	(77,735)
Cash paid for retirement of stock	—	—
Proceeds from issuance of common stock	9,578	7,114
Dividends paid	(26,619)	(23,184)

Net cash provided by financing activities	298,981	366,687

Net (decrease) increase in cash and cash equivalents	99,750	(54,862)
Cash and cash equivalents at beginning of period	133,116	183,020

Cash and cash equivalents at end of period	$232,866	$128,158

Supplemental disclosure:
Interest paid during period	$48,926	$49,242
Income taxes paid during period	$42,820	$37,800
Non-cash additions to other real estate owned	$247	$2,910
Non-cash reduction to loans	$(247)	$(2,910)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	For the Three-Month Period Ended September 30, 2005			For the Three-Month Period Ended September 30, 2004
	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount
Net Income	$22,518	$8,150	$14,368	$23,311	$8,752	$14,559
Other comprehensive income:
Net unrealized (loss) gain on securities:
Net unrealized holding (losses) gains arising during period	(16,616)	(6,987)	(9,629)	23,168	9,742	13,426
Less: reclassification adjustment for (losses) gains included in net income	—	—	—	(973)	(409)	(564)

Other comprehensive (loss) income	(16,616)	(6,987)	(9,629)	24,141	10,151	13,990

Comprehensive (loss) income	$5,902	$1,163	$4,739	$47,452	$18,903	$28,549

	For the Nine-Month Period Ended September 30, 2005			For the Nine-Month Period Ended September 30, 2004
	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount
Net Income	$140,977	$52,764	$88,213	$117,133	$43,436	$73,697
Other comprehensive income:
Net unrealized (loss) gain on securities:
Net unrealized holding (losses) gains arising during period	(8,937)	(3,758)	(5,179)	(2,542)	(1,069)	(1,473)
Less: reclassification adjustment for (losses) gains included in net income	(730)	(307)	(423)	(1,489)	(626)	(863)

Other comprehensive (loss) income	(8,207)	(3,451)	(4,756)	(1,053)	(443)	(610)

Comprehensive (loss) income	$132,770	$49,313	$83,457	$116,080	$42,993	$73,087

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

September 30, 2005

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements and notes included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 10-K”).

Consolidation and Basis of Presentation

The consolidated financial statements include the parent holding company, Pacific Capital Bancorp (“Bancorp”), and its wholly owned subsidiaries, Pacific Capital Bank, N.A. (the “Bank” or “PCBNA”), two service corporations, and two securitization subsidiaries. The activities of one of the service corporations are minimal; the other is inactive. The securitization subsidiaries are or have been used for the transactions described in Note 7, “Transfers and Servicing of Financial Assets.” One is used only in the first quarter of each year and the other is currently inactive. All references to the “Company” apply to Pacific Capital Bancorp and its subsidiaries. “Bancorp” will be used to refer to the parent company only. Material intercompany balances and transactions have been eliminated.

The acquisition of Pacific Crest Capital, Inc. (“PCCI”) and its wholly owned subsidiaries in March 2004 is described in Note 2 in the 2004 10-K.

Under a definitive agreement announced February 28, 2005, Pacific Capital Bancorp agreed to acquire First Bancshares, Inc. (FSLO) in an all cash transaction valued at approximately $60.8 million or $48 per each diluted share of FSLO common stock. On July 13, 2005 the company received all necessary regulatory approvals related to the acquisition and closed the transaction on August 1, 2005. First Bancshares was a San Luis Obispo, California based bank holding company. The Company added $337.4 million in assets and $253.6 million in deposits at August 1, 2005.

Prior to the acquisition of FSLO, PCBNA used the brand names of “Santa Barbara Bank & Trust,” “First National Bank of Central California,” “South Valley National Bank,” and “San Benito Bank” in its various retail market areas. First Bank has become an additional brand of Pacific Capital Bank, N.A., continuing to operate under the same name following the close of the transaction. “Bank” also includes the operations of Pacific Crest Bank, which was merged into PCBNA as part of the March 5, 2004 acquisition of PCCI. The Bank uses the brand name “Pacific Capital Bank” for the operations acquired with PCCI.

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies Regarding Specific Assets, Liabilities, and Income Statement Accounts

Except as noted below, the significant accounting policies for specific assets, liabilities and income statement accounts have not changed from those described in Note 1 of the 2004 10-K.

Goodwill and Other Intangible Assets

Goodwill is recorded on the balance sheets in connection with acquisitions of other financial institutions. The Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The goodwill recognized in connection with the acquisition of PCCI in 2004 is recorded within the “Community

Banking” segment in Note 12, “Segment Disclosure”. The goodwill recognized in connection with the acquisition of FSLO on August 1, 2005 is recorded with portions in the “Community Banking,” “Commercial Banking,” and “Fiduciary” segments. The remainder of the Company’s goodwill, recorded with earlier acquisitions, is recorded within the “Community Banking” segment.

Customer deposits with financial institutions—especially the deposits other than certificates—are generally the result of long-term customer relationships. These deposits are therefore more valuable to a purchaser than simply their outstanding amount would indicate because financial institutions have to spend marketing and other acquisition costs to generate these customer relationships. Therefore, when deposits are purchased, the seller demands an acquisition cost representing the value of the relationship. In the sale of deposits, because the buyer is actually assuming a liability from the seller, this acquisition cost is represented by the amount that the liability assumed exceeds the cash paid by the seller to the buyer to assume the liability. This acquisition cost is termed a Core Deposit Intangible (“CDI”). The Company records this CDI as an asset—included within “Other Assets” on the balance sheet—and amortizes it against other expense over the expected average life of the deposit relationships acquired. For any particular acquisition, the amount of the CDI and the expected average life of the relationship will differ depending on the nature of the deposits and the customers.

Intangible assets, including goodwill, have been and will be reviewed each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. No such impairment existed at September 30, 2005 or December 31, 2004.

See Note 2 “Mergers and Acquisitions,” in the 2004 10-K for specific information regarding the acquisition of PCCI and Note 2 “Business Combinations” below for specific information regarding the acquisition of FSLO.

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

Information regarding how the Company determines its segments is provided in Note 26, “Segment Reporting” in the Company’s 2004 10-K. This information includes descriptions of the factors used in identifying these segments, the types and services from which revenues for each segment are derived, charges and credits for funds obtained from or provided to other segments, and how the specific measure of profit or loss was selected. Readers of these interim statements are referred to that information to better understand the disclosures for each of the segments in Note 12, “Segment Disclosure.” There have been no changes in the basis of segmentation or in the measurement of segment profit or loss from the description given in the 2004 10-K, but there has been a change in the segments as discussed in Note 12.

Stock-Based Compensation

GAAP permits the Company to use either of two methods for accounting for compensation cost in connection with employee stock options. These methods are described in Note 1 to the Company’s 2004 10-Q. The Company uses the “intrinsic value” method.

Had the Company recognized compensation expense over the expected life of the options based on the “fair value” method, the Company’s pro forma salary expense, net income, and earnings per share for the three and nine-month periods ended September 30, 2005 and 2004 would have been as follows:

(dollars in thousands)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2005	2004	2005	2004
Net Income, as reported	$14,368	$14,559	$88,213	$73,697
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(308)	(775)	(907)	(1,343)

Pro forma net income	$14,060	$13,784	$87,306	$72,354

Earnings Per Share:
Basic - as reported	$0.31	$0.32	$1.92	$1.62
Basic - pro forma	$0.31	$0.30	$1.90	$1.59
Diluted - as reported	$0.31	$0.32	$1.91	$1.61
Diluted - pro forma	$0.30	$0.30	$1.89	$1.58

For purposes of the 2005 computation, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	3.96%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 4 years:	0.2871
Expected volatility 5 years:	0.2704
Expected dividend	$0.80 per year

For purposes of the 2004 computation, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	3.50%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 4 years:	0.2582
Expected volatility 5 years:	0.2634
Expected dividend:	$0.72 per year

During the second quarter of 2005, the Company granted approximately 214,500 shares of restricted stock to employees and directors. The stock granted to employees vests in annual increments of 5%, 10%, 15%, 30%, and 40%. The stock granted to directors vests at the end of one year. Compensation expense is measured based on the closing price of the stock on the day of the grant. During the third quarter, the Company granted an additional 10,800 restricted shares to employees of the former FSLO that were hired by the Company. The compensation expense for all of these shares is recognized over the vesting period. Compensation expense related to the third quarter of 2005 was approximately $618,000. While not vested, a portion of the restricted stock must still be included in the average diluted shares outstanding for the third quarter and year-to-date for the computation of earnings per share as explained in Note 3.

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

Variable Interest Entities

The general policy for the consolidation of variable interest entities and the entities consolidated are discussed in Note 1 to the Company’s 2004 10-K.

In connection with the FSLO acquisition, Bancorp added another trust subsidiary similar to those acquired in the PCCI acquisition and discussed in the 2004 10-K.

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

SFAS 123R permits two alternative transition methods; the modified prospective method and the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under the modified retrospective method, the previously reported amounts are restated, either to the beginning of the year of adoption or for all periods presented, to reflect the SFAS 123 amounts in the income statement.

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

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”). SOP 03-3 requires loans that are acquired in a transfer or business combination, the credit quality of which has deteriorated since origination, to be accounted for at fair value. No allowance for loan losses or other valuation allowance is permitted at the time of acquisition. Valuation allowances should reflect only losses incurred after the acquisition. Provisions of the SOP are required to be adopted for fiscal years beginning after December 15, 2004. The Company adopted SOP 03-3 on January 1, 2005 with no financial impact. The acquisition of FSLO was accounted for under the provisions of SOP 03-3.

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

Issue 03-1 required that an investor write-down through a charge to income any other than temporary impairment of a security unless the investor has both the ability and intent to hold the maturity until recovery of the cost of the investment is assured. No distinction was made by the EITF between the treatment of other than temporary impairment due to credit concerns and that due to changes in interest rates. It also indicated that a pattern of sales of securities that were impaired because of interest rate reasons would taint the assertion by management that it had the intent to hold until recovery.

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

In June 2005, the EITF announced consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements.” The consensus was that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. The consensus is to be applied prospectively to leasehold improvements acquired subsequent to June 29, 2005. The consensus was adopted by the Company and Management has determined that there will be no material impact on our financial condition or operating results.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that any correction of an error in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior-period adjustment by restating the prior period. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management has determined that the adoption of this statement will not have a material impact.

2.	BUSINESS COMBINATIONS

On February 28, 2005, the Company entered into a definitive agreement with First Bancshares, Inc. (“FSLO”) under which the Company would acquire FSLO in an all-cash transaction. The FSLO transaction closed on August 1, 2005. The consideration paid was $60.8 million in cash, or $48 per each diluted share of FSLO common stock. FSLO was headquartered in San Luis Obispo, California, had two branches in that city, and provided traditional deposit and loan products to its customers, including commercial and commercial real estate loans; checking, savings, and certificate deposits; and other traditional banking services. The Company acquired FSLO for its customer relationships and as an entry vehicle into the San Luis Obispo County, which lies between the Company’s two primary market areas, Santa Barbara County and Monterey County. The Company believes that there are many customers in San Luis Obispo County similar to its current customers in those primary market areas. The Company’s Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2005 include the operations of FSLO from August 1, 2005 through September 30, 2005. The Company acquired $51.3 million in investment securities, $217 million in loans, $254 million in deposits, and other assets and liabilities in this transaction. The excess of the purchase price over the net fair value of the assets and liabilities, $34.8 million, was recognized as goodwill as discussed in Note 6, Goodwill and Other Intangible Assets.

There were no material items included in the Company operating results for the three and nine month periods ended September 30, 2005 related to the acquisition other than the payment of the consideration.

On March 5, 2004, the Company acquired Pacific Crest Capital, Inc. (“PCCI”) in an all cash transaction valued at $136 million, or $26 per each diluted share of Pacific Crest Capital common stock. PCCI was an Agoura Hills, California-based bank holding company that conducted business through its wholly-owned subsidiary, Pacific Crest Bank, which had three branches located in Beverly Hills, Encino and San Diego. Since its establishment in 1974, Pacific Crest Bank had operated as a specialized business bank serving small businesses, entrepreneurs and investors. Its products include customized loans on income producing real estate, business loans under the U.S. Small Business Administration (“SBA”) 7(a) and 504 programs, lines of credit and term loans to businesses and professionals, and savings and checking account programs. Pacific Crest Bank was an SBA-designated “Preferred Lender” in California, Arizona and Oregon. In addition to three branches, it operated six loan production offices in California and Oregon. The Company acquired PCCI primarily for its commercial real estate and SBA commercial business lending operations. The Company’s Consolidated Statement of Income for the three-month period ended March 31, 2004 includes the operations of PCCI from March 6, 2004 through March 31, 2004. The Company acquired $121 million in investment securities, $419 million in loans, $291 million in deposits, and other assets and liabilities in this transaction. The excess of the purchase price over the net fair value of the assets and liabilities, $80 million, was recognized as goodwill as discussed in Note 6, Goodwill and Other Intangible Assets.

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

As mentioned in the section titled “Stock-based Compensation” in Note 1, during the second and third quarters of 2005, the Company issued a total of approximately 225,000 shares of restricted stock to directors and employees. A portion of these are included in the dilution adjustment.

The computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2005 and 2004, was as follows (share, option, and net income amounts in thousands):

	Three-month Periods		Nine-month Periods
(share and net income amounts in thousands)	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Period ended September 30, 2005
Numerator — Net Income	$14,368	$14,368	$88,213	$88,213

Denominator — weighted average shares outstanding	45,985	45,985	45,870	45,870

Plus: net shares issued in assumed stock option exercises		406		392

Diluted denominator		46,391		46,262

Earnings per share	$0.31	$0.31	$1.92	$1.91
Anti-dilutive options excluded		27		117
Period ended September 30, 2004
Numerator — Net Income	$14,559	$14,559	$73,697	$73,697

Denominator — weighted average shares outstanding	45,615	45,615	45,485	45,485

Plus: net shares issued in assumed stock option exercises		328		328

Diluted denominator		45,943		45,813

Earnings per share	$0.32	$0.32	$1.62	$1.61
Anti-dilutive options excluded		46		33

4.	SECURITIES AVAILABLE-FOR-SALE

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

(dollars in thousands)

September 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
U.S. Treasury obligations	$100,932	$32	$(1,178)	$99,786
U.S. agency obligations	247,459	90	(2,568)	244,981
Collateralized mortgage obligations	67,734	6	(1,088)	66,652
Mortgage-backed securities	769,469	1,179	(15,084)	755,564
Asset-backed securities	9,747	—	(58)	9,689
State and municipal securities	208,105	24,757	(543)	232,319

	$1,403,446	$26,064	$(20,519)	$1,408,991

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
U.S. Treasury obligations	$112,401	$401	$(576)	$112,226
U.S. agency obligations	209,353	1,513	(821)	210,045
Collateralized mortgage obligations	63,663	76	(486)	63,253
Mortgage-backed securities	916,987	4,598	(9,786)	911,799
Asset-backed securities	20,274	72	(39)	20,307
State and municipal securities	188,444	19,225	(425)	207,244

	$1,511,122	$25,885	$(12,133)	$1,524,874

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

The following table discloses securities balances by category that are at an unrealized loss at September 30, 2005 and December 31, 2004 and the range of duration of the loss. Included in the table are 173 securities that have been in an unrealized loss position for less than a year and 97 securities that have been in an unrealized loss position for more than one year. The amount of unrealized losses at September 30, 2005 has increased $8.4 million from December 31, 2004 and increased $9.7 million since June 30, 2005. The Company realized $730,000 in losses in the first nine months of 2005. The Company periodically selects lower yielding securities to sell. This reduces the buildup of losses, generates an immediate tax loss, and permits an increase in earnings in future periods as the proceeds from these sales are reinvested in higher yielding securities. The remaining unrealized losses are due to changes in interest rates. The Company does not hold any securities that it believes to be other than temporarily impaired where the impairment is due to credit concerns as described in Securities and Exchange Commission Staff Accounting Bulletin #59 and consequently the Company has no reason to believe that the full par value of the securities will not be received.

The Company has concluded that none of its securities is other than temporarily impaired.

(dollars in thousands)

	Less than 12 months		12 months or more		Total
As of September 30, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$209,391	$(2,483)	$64,899	$(1,263)	$274,290	$(3,746)
Mortgage Backed Securities	276,768	(3,490)	379,438	(11,629)	656,206	(15,119)
Municipal Bonds	19,604	(127)	10,928	(416)	30,532	(543)
Asset backed Securities	7,648	(52)	2,041	(6)	9,689	(58)
Private CMO	52,648	(1,053)	—	—	52,648	(1,053)

Subtotal, Debt Securities	566,059	(7,205)	457,306	(13,314)	1,023,365	(20,519)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$566,059	$(7,205)	$457,306	$(13,314)	$1,023,365	$(20,519)

(dollars in thousands)

	Less than 12 months		12 months or more		Total
As of December 31, 2004	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$161,519	$(1,397)	$—	$—	$161,519	$(1,397)
Mortgage Backed Securities	379,722	(3,881)	239,932	(5,905)	619,654	(9,786)
Municipal Bonds	5,252	(69)	8,066	(356)	13,318	(425)
Asset backed Securities	6,282	(39)	—	—	6,282	(39)
Private CMO	52,678	(486)	—	—	52,678	(486)

Subtotal, Debt Securities	605,453	(5,872)	247,998	(6,261)	853,451	(12,133)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$605,453	$(5,872)	$247,998	$(6,261)	$853,451	$(12,133)

The amortized historical cost and estimated market value of debt securities by contractual maturity are shown below. The issuers of certain of the securities have the right to call or prepay obligations before the contractual maturity date. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty in such instances.

(dollars in thousands)

	September 30, 2005	December 31, 2004
	Available- for-Sale	Available- for-Sale
Amortized cost:
In one year or less	$146,784	$137,209
After one year through five years	957,187	722,391
After five years through ten years	119,807	400,647
After ten years	179,668	250,875

Total Securities	$1,403,446	$1,511,122

Estimated fair value:
In one year or less	$146,034	$138,017
After one year through five years	941,650	720,168
After five years through ten years	121,722	401,657
After ten years	199,585	265,032

Total Securities	$1,408,991	$1,524,874

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loan Categories

The balances in the various loan categories are as follows:

(dollars in thousands)

	September 30, 2005	December 31, 2004	September 30, 2004
Real estate:
Residential - 1 to 4 family	$1,067,306	$901,679	$872,849
Multi-family residential	252,525	182,936	176,501
Non-residential	1,180,987	1,114,114	1,104,529
Construction	298,694	286,387	280,086
Commercial loans	891,563	740,848	737,363
Home equity loans	270,438	212,064	194,039
Consumer loans	395,678	387,257	333,365
Tax refund loans	1,831	—	1,412
Leases	278,318	234,189	215,236
Other loans	2,663	2,820	2,565

Total loans	4,640,003	4,062,294	3,917,945
Allowance for credit losses	51,822	53,977	52,169

Net loans	$4,588,181	$4,008,317	$3,865,776

The loan balances at September 30, 2005, December 31, 2004 and September 30, 2004 are net of approximately $6.4 million, $7.1 million, and $7.1 million respectively, in deferred net loan fees. The leases reported in the table above are fully financed capital leases of commercial equipment. The Company is not in the business of automobile leasing.

Included among the loans reported in the table above are tax-exempt loans to cities and special districts. These obligations are not bonded as are the municipal obligations in the securities portfolio.

Market Value Adjustment for Acquired Loans

Included in the total for loans is the market value adjustment related to the loans acquired from PCCI and FSLO. The amount of this adjustment was $6.4 million for PCCI and ($0.1) million for FSLO at the respective times they were acquired. The unamortized amount of the adjustments is $4.0 million. Because the amounts that will be collected on these loans are not impacted by these adjustment, the adjustments must be amortized against interest income over the estimated lives of the loans. After amortization, the amount of the loans reported as outstanding at the time of payment should approximately equal the amount to be paid. Amortization expense on this adjustment through the end of the third quarter of 2005 was $655,000 for PCCI. Amortization expense on this adjustment during the third quarter of 2005 was ($9,000) for FSLO. Estimated amortization expense for the remainder of 2005, for the next three years, and thereafter is as follows:

(dollars in thousands)

	Year	Amortization Expense
Remainder of	2005	$201
	2006	$735
	2007	$659
	2008	$606
	Thereafter	$1,755

Impaired Loan Information

The following table discloses balance information about the impaired loans and the related allowance as of September 30, 2005, December 31, 2004 and September 30, 2004:

(dollars in thousands)

	September 30, 2005	December 31, 2004	September 30, 2004
Loans identified as impaired	$62,801	$35,966	$39,740
Impaired loans for which a valuation allowance has been established	$3,355	$7,476	$6,118
Amount of valuation allowance for impaired loans	$463	$4,821	$2,872
Impaired loans for which no valuation allowance has been established	$59,446	$28,490	$33,622

The following table discloses additional information about impaired loans for the three and nine-month periods ended September 30, 2005 and 2004:

(dollars in thousands)

	Three-month Periods Ended September 30,		Nine-month Periods Ended September 30,
	2005	2004	2005	2004
Average amount of recorded investment in impaired loans for the period	$54,846	$37,347	$41,412	$43,810
Interest recognized during the period for impaired loans	$798	$207	$1,365	$472

The valuation allowance for impaired loans of $463,000 as of September 30, 2005 is included within the allowance for credit losses of $51.4 million in the “All Other Loans” column in the statement of changes in the allowance account as of September 30, 2005 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

(dollars in thousands)

	All Other Loans	Tax Refund Loans	Total
For the nine months ended September 30, 2005:
Balance, December 31, 2004	$53,977	$—	$53,977
Addition from FBSLO acquisition	1,683	—	1,683
Provision for credit losses	8,238	40,642	48,880
Credit losses charged against allowance	(17,483)	(48,955)	(66,438)
Recoveries added to allowance	4,943	8,777	13,720

Balance, September 30, 2005	$51,358	$464	$51,822

For the quarter ended September 30, 2005:
Balance June 30, 2005	$49,901	$464	$50,365
Addition from FBSLO acquisition	1,683	—	1,683
Provision for credit losses	1,967	—	1,967
Credit losses charged against allowance	(3,153)	—	(3,153)
Recoveries added to allowance	960	—	960

Balance, September 30, 2005	$51,358	$464	$51,822

For the nine months ended September 30, 2004:
Balance, December 31, 2003	$49,550	$—	$49,550
Addition from PCCI acquisition	6,146	—	6,146
Provision for credit losses	2,107	8,954	11,061
Credit losses charged against allowance	(13,185)	(12,511)	(25,696)
Recoveries added to allowance	7,262	3,846	11,108

Balance, September 30, 2004	$51,880	$289	$52,169

For the quarter ended September 30, 2004:
Balance June 30, 2004	$48,088	$288	$48,376
Provision for credit losses	2,740	—	2,740
Credit losses charged against allowance	(2,514)	—	(2,514)
Recoveries added to allowance	3,566	1	3,567

Balance, September 30, 2004	$51,880	$289	$52,169

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The balance of goodwill at September 30, 2005 was $144.5 million. It is comprised of $34.8 million related to the acquisition of FSLO, $79.7 million related to the acquisition of PCCI, and $30.0 million related to previous acquisitions as explained in Note 1. Goodwill is allocated to the unit(s) of the acquired company that are deemed by Management to have provided the value in the acquisition not otherwise recognized in the fair value adjustments. FSLO was acquired both for its current customer relationships and for growth prospects. Portions of the goodwill resulting from this acquisition have been allocated within the Community Banking segment for Retail Lending and Branch Activities, within Commercial Banking for Commercial Lending, and within Fiduciary for potential Trust Customers. PCCI was acquired primarily for the lending units. In the case of the prior purchases, the perceived value was in the deposit relationships and the consumer and small business lending. Because of the change in reporting segments discussed in Note 12, the goodwill arising from the PCCI acquisition as well as all other goodwill arising from prior acquisitions is recorded in the “Community Banking” segment which includes the Company’s deposit activities and consumer and small business lending. Goodwill is not amortized but is periodically reviewed for impairment as discussed in Note 1.

Also recorded on the Consolidated Balance Sheets at September 30, 2005 is approximately $10.5 million in other intangible assets. This figure includes $1.9 million in loan servicing rights, some of which are related to the PCCI and FSLO acquisitions, as discussed in Note 7, “Transfers and Servicing of Financial Assets,” and an intangible asset of $8.5 million related to both the purchase of certain of the assets and liabilities of two branches from another financial institution and to the value of core deposits acquired with PCCI and FSLO. The $10.5 million is recorded in the “Community Banking” segment and the various portions are being amortized over 5 years.

Amortization expense for the remainder of 2005, over the next three years, and thereafter on all core deposit intangible and the other minor intangibles is expected to be:

(dollars in thousands)

	Year	Amortization Expense
Remainder of	2005	$574
	2006	$2,234
	2007	$1,192
	2008	$863
	Thereafter	$3,679

7.	TRANSFERS AND SERVICING OF FINANCIAL ASSETS

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

Mortgage and Other Loan Servicing Rights

The Company sells some of the residential mortgages it originates and, for most of these sold loans, servicing is retained. As of September 30, 2005, the Company serviced $77 million in residential loans for investors. The Company receives a fee for this service. The right to receive this fee for performing servicing (mortgage servicing rights or “MSR”) is of value to the Company and could be sold should the Company choose to do so. The rights are recorded at the net present value of the fees that will be collected, less estimated servicing costs, which approximates fair value. The capitalized fees are amortized against noninterest revenue over the expected lives of the loans. The longer the period of time over which the fees will be collected, the more valuable they are. Prepayment by the borrowers of these loans reduces the value of the MSR because the Company will not receive servicing fees for as long as it would if the loans were paid back over the original terms.

Because the rate at which consumers prepay their loans is impacted by changes in interest rates—prepayments increase as rates fall, and decrease as rates rise—the value of the servicing right changes with changes in interest rates. Changes in the value are reflected in the financial statements by adjustments to a valuation allowance, which offsets the asset, and by changes or credits to noninterest revenue. Changes to the valuation allowance are only made to reflect impairment or increases in value up to the amount of previously recognized impairments. Adjustments have been made to the valuations allowance almost each quarter since then. In the third quarter of 2005, the value of the MSRs increased such that no allowance was necessary. The value of the MSR at September 30, 2005 was $492,000.

In connection with the recent acquisitions, the Company obtained a non-mortgage servicing asset of $1.9 million. This asset was created by sales of SBA and commercial business loans. The servicing asset was recorded at the present value of the excess of the contractual fees that will be collected over the estimated cost of servicing the loans. The Company has continued this activity subsequent to the acquisitions. The servicing asset is amortized against noninterest revenue over the expected lives of the underlying loans. As with servicing rights on residential mortgages, prepayments by the borrowers on these loans reduce the value of the servicing asset. The amount of the loans sold and serviced by the Company at September 30, 2005 was $72.6 million, and the amount of the unamortized servicing rights was $1.5 million.

8.	FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased consist of unsecured overnight borrowings from other financial institutions. Securities sold under agreements to repurchase (“repos”) are borrowings by the Company collateralized by pledging some of the Company’s investment securities. Federal funds purchased and overnight repos are used to balance short-term mismatches between cash inflows from deposits, loan repayments, and maturing securities and cash outflows to fund loans, purchase securities and deposit withdrawals. Repos of several weeks to several months maturity are offered to customers that wish to place funds with the Company in excess of the $100,000 FDIC limit on deposit insurance.

In the third Quarter of 2005, the Company issued several longer-term repos totaling $125 million with other financial institutions. These borrowings have a variable rate of interest for an initial period and then may either be called by the other institution or will have their price reset for the remainder of their term. In each case, the initial variable rate is 80 basis points less than the three-month LIBOR rate. The following table provides a summary of the terms of these borrowings:

Amount ($ in 000s)	Initial Rate	Call Date	Fixed Reset Rate	Final Maturity
$50,000	2.88%	7/29/08	4.440%	7/29/15
$25,000	3.04%	8/25/07	4.110%	8/25/15
$25,000	3.04%	2/25/08	4.185%	8/25/15
$25,000	3.07%	3/15/09	4.380%	9/15/15

9.	LONG-TERM DEBT, OTHER BORROWINGS, AND CAPITAL LEASE OBLIGATION

Long-term debt and other borrowings and the capital lease obligation include the following items:

(dollars in thousands)

	September 30, 2005	December 31, 2004
Long term debt and other borrowings:
Federal Home Loan Bank advances	$626,141	$619,143
Treasury Tax & Loan amounts due to Federal Reserve Bank	4,468	14,888
Subordinated debt issued by the Bank	121,000	121,000
Senior debt issued by the Bancorp	37,000	37,000
Subordinated debt issued by the Bancorp	39,142	31,091

Total Long term debt and other borrowings	827,751	823,122
Obligation under capital lease	9,266	9,130

Total long term debt and other borrowing and obligation under capital lease	$837,017	$832,252

As of September 30, 2005, the Federal Home Loan Bank (“FHLB”) advances had the following maturities: $244 million in 1 year or less; $236 million in 1 to 3 years, and $147 million in more than 3 years. The senior debt is due in July 2006. Of the subordinated debt issued by the Bank, $36 million is due in 2011, $35 million is due in 2013, and $50 million is due in 2014. The Treasury Tax and Loan notes are due on demand.

The “Subordinated debt issued by Bancorp” was assumed in connection with the PCCI and FSLO acquisitions. This debt is owed to the four business trust subsidiaries of Bancorp that were obtained in the acquisitions. The difference between these four amounts and the amount shown in the table above represents the fair value adjustment related to the debt that was recorded at the acquisitions of PCCI and FSLO, less subsequent amortization. The three notes assumed from PCCI have an initial fixed rate and then have a variable rate if not called. The note assumed from FSLO has a variable rate set at 3.45% above 3 month LIBOR and continues to have its interest rate reset quarterly if not called.

Owed to	Amount Owed (in $000)	Initial Fixed Rate	Maturity	Call Date	Spread over LIBOR if not called
PCC Trust I	$13,750	6.335%	2033	2008	3.25%
PCC Trust II	6,190	6.580%	2033	2008	3.15%
PCC Trust III	10,310	6.800%	2033	2008	3.10%

Owed to	Amount Owed (in $000)	Initial Variable Rate	Maturity	Call Date	Spread over LIBOR if not called
FSLO Trust I	$8,000	6.718%	2032	2007	3.45%

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

All eligible retirees may obtain health insurance coverage through the Company’s Retiree Health Plan (“the Plan”). The Plan, the liability recognized by the Company, and the periodic expense to recognize the increasing obligation are described in detail in Note 14 in the Company’s 2004 10-K.

The Medicare Prescription Drug, Improvement and Modernization Act was enacted in 2003. The obligation owed by the Company and the benefit expense recognized by the Company do not reflect any amount associated with the federal subsidy provided by the act because the Company is as yet unable to conclude whether the benefits provided by the Plan are actuarially equivalent to those provided by the act.

The amount of the periodic expense recognized in the three and nine-month periods ending September 30, 2005 and 2004 are disclosed in the following table.

(dollars in thousands)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2005	2004	2005	2004
Service cost	$433	$366	$1,299	$1,097
Interest cost	228	199	683	596
Return on assets	(137)	(97)	(410)	(292)
Recognized gains or (losses)	74	83	223	248
Total	$598	$551	$1,795	$1,649

11.	COMMITMENTS AND CONTINGENCIES

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

The Company is a defendant in a class action law suit brought on behalf of residents of the State of New York who engaged Jackson Hewitt, Inc (“JHI”) to provide tax preparation services and who through JHI entered into an agreement with the Company to receive a RAL. JHI is also a defendant. The lawsuit was filed on June 18, 2004, in the Supreme Court of the State of New York, County of New York as Myron Benton v. Jackson Hewitt, Inc. and Santa Barbara Bank & Trust Co. As part of the RAL documentation, the customer receives and signs a disclosure form which discloses that the Company may share a portion of the federal refund processing fee and finance charge with JHI. The plaintiffs allege that the failure of JHI and the Company to disclose the specific amount of the fee that JHI receives is unlawful and request damages on behalf of the class, injunctive relief, punitive damages and attorneys’ fees. The Company filed a motion to dismiss the complaint. In response to the complaint, on December 22, 2004, the plaintiffs filed an amended complaint. The amended complaint added three new causes of action: 1) a cause of action for an alleged violation of California Business and Professions Code Sections 17200 and 17500, et seq, as a result of alleged deceptive business practices and false advertising; 2) a cause of action for an alleged violation of California Consumer Legal Remedies Act, California Civil Code Section 1750, et seq; and 3) a cause of action for alleged negligent misrepresentation. The Company has filed a motion for summary judgment. The plaintiff has filed a motion for partial summary judgment. The Company believes that there is no merit to the claims made in this action and intends to vigorously defend itself.

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

Securities and Loans Pledged as Collateral

Securities totaling approximately $1.26 billion and $1.37 billion at September 30, 2005 and December 31, 2004, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, FHLB advances, customer repurchase agreements, and other borrowings as required or permitted by law.

Loans secured by first trust deeds on residential and commercial property of $920.6 million and $792.6 million at September 30, 2005 and December 31, 2004, respectively, were pledged to the FHLB as security for borrowings.

Letters of Credit and Other Contractual Commitments

The nature of these commitments are described in Note 17 in the 2004 10-K. As of September 30, 2005 and December 31, 2004, the contractual notional amounts and the maturity of these instruments are as follows:

(dollars in thousands)

	As of September 30, 2005					As of December 31, 2004
	Less than one year	One to three years	Three to five years	More than five years	Total
Commercial lines of credit	$314,199	$88,849	$50,471	$77,996	$531,515	$485,374
Consumer lines of credit	5,162	6,675	12,602	299,181	323,620	247,783
Standby letters of credit	26,156	26,628	19,107	17,602	89,493	102,631

Total	$345,517	$122,152	$82,180	$394,779	$944,628	$835,788

The Company anticipates that a majority of the above commitments will not be fully drawn by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines (the Company does not make credit card loans) and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies.

The Company has established a liability for estimated credit losses on letters of credit and other credit commitments. In accordance with GAAP, this liability is not included as part of the allowance for credit loss reported on the consolidated balance sheets for outstanding loans. Instead, the liability is included in other liabilities. The expense to establish and maintain this liability is included in other expense rather than in provision for credit loss. The balance of the liability at September 30, 2005 was $2.6 million.

The following table shows the activity in this reserve account for the three and nine-month periods ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Beginning estimate	$1,127	$3,011	$1,232	$3,942
Additions and other changes	1,447	(29)	1,490	101
Funded and written-off	30	—	(118)	(1,061)

Ending estimate	$2,604	$2,982	$2,604	$2,982

12.	SEGMENT DISCLOSURE

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

In connection with the PCCI acquisition, the operations of the three branches acquired were included in the “Community Banking” segment along with the other branch activities of the Company. The operations of PCCI’s commercial real estate and SBA lending areas originally reported to the former CEO of PCCI, who reported to the CEO of the Company and, consequently, they had been identified as a reportable segment. As of the beginning of 2005, these lending areas report to the Manager of Retail and Small Business Lending with the Community Banking segment. In the Quarterly Report on Form 10-Q for the first quarter of 2005, the lending areas were still included as a separate segment. The change in reporting was implemented in the Quarterly Report on Form 10-Q for the second quarter. Included in that report was a table for the first quarters of 2005 and 2004 with the lending areas included in the Community Banking segment as they were for the second quarters of 2005 and 2004 and for the year-to-date periods ended June 30, 2005 and 2004. This table was provided for comparability with the second quarter reporting. The following tables disclose segment performance for the three and nine month periods ended September 30, 2005 and 2004 with these lending activities included in the Community Banking segment.

In connection with the FSLO acquisition, the operations of the two branches acquired were included in the “Community Banking segment along with the other branch activities of the Company. The operations of FSLO’s commercial and commercial real estate lending areas report to the Company’s Commercial Lending Manager and consequently are included in the “Commercial Banking” segment. FSLO’s small business and consumer lending operations now report to the Company’s Manager of Retail and Small Business Lending and consequently are included with other such lending operations in the “Community Banking” segment.

Third Quarter Segment Information:

(dollars in thousands)

Three months ended September 30, 2005	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Revenues from external customers	$52,167	$31,552	$862	$4,306	$20,272	$109,159
Intersegment revenues	38,915	—	666	699	14,209	54,489
Total revenues	$91,082	$31,552	$1,528	$5,005	$34,481	$163,648
Profit (Loss)	$37,125	$16,617	$(1,466)	$2,324	$(30,845)	$23,756
Interest income	43,231	30,886	141	—	20,074	94,332
Interest expense	14,609	—	686	416	13,914	29,625
Internal charge for funds	23,735	13,143	230	—	17,381	54,488
Depreciation	1,320	30	208	16	1,856	3,430
Total assets	2,574,584	1,756,676	20,785	1,448	2,332,882	6,689,848
Capital expenditures	—	—	—	4,921	10,458	10,458

Three months ended September 30, 2004	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Revenues from external customers	$42,630	$24,906	$712	$3,764	$17,381	$89,393
Intersegment revenues	27,577	—	177	369	7,776	35,899
Total revenues	$70,207	$24,906	$889	$4,133	$25,157	$125,292
Profit (Loss)	$34,421	$16,117	$(1,307)	$2,556	$(26,907)	$24,880
Interest income	35,029	24,176	53	—	18,893	78,151
Interest expense	8,649	—	20	84	9,671	18,424
Internal charge for funds	11,810	5,941	—	3	18,145	35,899
Depreciation	1,263	36	205	18	1,408	2,930
Total assets	2,025,249	1,672,012	18,647	1,433	2,087,699	5,805,040
Capital expenditures	—	—	—	—	5,105	5,105

Third Quarter Year to Date Segment Information:

(dollars in thousands)

Nine months ended September 30, 2005	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Revenues from external customers	$145,724	$88,048	$121,938	$12,777	$58,580	$427,067
Intersegment revenues	107,316	—	6,352	1,763	39,631	155,062
Total revenues	$253,040	$88,048	$128,290	$14,540	$98,211	$582,129
Profit (Loss)	$108,403	$47,066	$65,989	$8,610	$(84,657)	$145,411
Interest income	120,945	86,702	65,047	—	56,446	329,140
Interest expense	36,864	—	3,373	975	35,907	77,119
Internal charge for funds	63,405	35,711	2,929	4	53,014	155,062
Depreciation	3,625	95	593	48	4,532	8,893
Total assets	2,574,584	1,756,676	20,785	4,921	2,332,882	6,689,848
Capital expenditures	—	—	—	—	22,998	22,998

Nine months ended September 30, 2004	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Revenues from external customers	$114,935	$74,366	$64,533	$11,677	$51,274	$316,785
Intersegment revenues	71,871	—	4,562	1,153	9,421	87,007
Total revenues	$186,806	$74,366	$69,095	$12,830	$60,695	$403,792
Profit (Loss)	$89,772	$49,878	$42,245	$7,909	$(67,905)	$121,899
Interest income	92,830	69,837	36,625	—	54,251	253,543
Interest expense	24,172	—	988	234	23,923	49,317
Internal charge for funds	29,813	15,742	—	4	41,448	87,007
Depreciation	3,121	113	519	58	3,988	7,799
Total assets	2,025,249	1,672,012	18,647	1,433	2,087,699	5,805,040
Capital expenditures	—	—	—	—	14,728	14,728

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the three and nine-month periods ended September 30, 2005 and 2004.

(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Total revenues for reportable segments	$163,648	$125,292	$582,129	$403,792
Elimination of intersegment revenues	(54,489)	(35,899)	(155,062)	(87,007)
Elimination of taxable equivalent adjustment	(1,238)	(1,569)	(4,434)	(4,766)

Total consolidated revenues	$107,921	$87,824	$422,633	$312,019

Total profit or loss for reportable segments	$23,756	$24,880	$145,411	$121,899
Elimination of taxable equivalent adjustment	(1,238)	(1,569)	(4,434)	(4,766)

Income before income taxes	$22,518	$23,311	$140,977	$117,133

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

The charge and credit for funds is computed by reference to external market rates. The charge for funds used for a specific loan or security is calculated by reference to the rate the Company would be charged by the FHLB to borrow money for the same term as the loan or security. While loans may have specific maturities, a portion of them will be paid off prior to maturity. The Company includes estimates of prepayments in determining the average term of the hypothetical borrowing. The credit for funds is computed by reference to a risk free rate of return on an investment of similar maturity as the deposit. Because among deposit types, only CDs have a specific maturity, the Company includes an estimate of how long the deposit relationship is likely to last in determining the term of the hypothetical investment. The process of funds transfer pricing also involves the interpolation of rates when quoted prices are not available for the reference item for the term of the asset or liability being transfer priced.

Intersegment revenues and internal charges for funds will generally be higher when interest rates are higher and lower when rates are low. Short-term interest rates were generally higher in the three-month period ended September 30, 2005 than in the corresponding period of 2004. The commercial loans in the Commercial Banking segment usually have short maturities or reprice frequently and therefore this segment is charged for funds by reference to the short-term rates. Intermediate-term rates were generally lower than the first quarter of 2004. The consumer and small business loans in the Community Banking segment are usually fixed or have infrequent repricings and therefore this segment is charged for funds by reference to intermediate-term rates. The amount of charges and credits for funds will also be impacted as the estimates for prepayments of loans or early withdrawal of deposits are impacted by changes in interest rates.

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

GAAP AND NON-GAAP MEASURES

Amounts and Ratios Exclusive of the Tax Refund Programs

In various sections of this discussion and analysis, attention is called to the significant impacts on the Company’s balance sheet and year to date income statement caused by its tax refund anticipation loans (“RAL”) and refund transfer (“RT”) programs. Because they relate to the filing of individual tax returns, the activities of these programs occur primarily during the first and second quarters of each year. The results of operations and actions taken by the Company to manage these programs are discussed in the section below titled “Refund Anticipation Loan and Refund Transfer Programs.” Included in the discussion is a summary statement of the results of operations for the programs. These programs comprise one of the Company’s operating segments for purposes of segment reporting in Note 12, “Segment Disclosure,” to the Consolidated Financial Statements. As such, Management believes that separately reporting operating results for the programs is consistent with accounting principles generally accepted in the United States of America (“GAAP”).

Management computes a number of amounts and ratios exclusive of the balances and operating results of these programs for two reasons. First, because there are only two other financial institutions with nationwide refund programs of similar size to those of the Company, excluding the balances and results of operations for these programs allows Management to compare the results of the Company’s traditional banking operations with the results of other financial institutions. Second, because of the high degree of seasonality in these programs, a disproportionate amount of earnings occurs in the first quarter of each year. The Company currently expects approximately 55-60% of its 2005 net income to have been earned in the first quarter. Computing results of operations without these programs allows Management to better identify quarter-to-quarter trends in performance of the traditional banking operations, which are masked by the consolidated figures.

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

SUMMARY RESULTS

Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as “the Company”) earned $14.37 million for the quarter ended September 30, 2005, compared to $14.56 million in the third quarter last year, an decrease of $191,000 or 1.3%. Diluted earnings per share for the second quarter of 2005 were $0.31 compared to $0.32 earned in the third quarter of 2004.

The Company has earned $88.21 million in the first nine months of 2005, compared to $73.70 million for the same period of 2004, an increase of 19.7%.

Compared to the third quarter of 2004, net interest income (the difference between interest income and interest expense) for the third quarter of 2005 increased by $5.3 million, or 9.2%. Total interest income increased by $16.5 million, or 21.6%, partially offset by an increase in interest expense of $11.2 million, or 60.8%. In general, balances of both earning assets and interest-bearing liabilities increased while rates earned and paid were higher compared to the third quarter of 2004. Interest on loans increased $17.8 million, or 29.5%, while interest on securities decreased $1.3 million, or 8.2%. The Federal Open Market Committees (“FOMC”) increased the Target Federal funds rate by 25 basis points four times in 2004 during the third and fourth quarters and six more times during the first nine months of 2005. These rate increases were a factor along with the growth in earning assets in generating the increase in net interest income.

Average interest earning assets for the third quarter of 2005 increased by $596 million, or 11.2%, over the same period in 2004. This was comprised of an increase in average loans of $667 million, or 17.5%, offset by a decrease in securities and money market instruments of $55 million, or 3.8%. The acquisition of FSLO added $217 million in loans and $52.5 million in securities, but because the transaction occurred one month into the quarter, the impact on the increase in average earning assets and loans and the decrease in average securities was only two thirds of the amounts added.

The increase in interest expense was comprised of an increase in interest on borrowed funds of $2.2 million, or 29.6%, plus an increase in interest on deposits of $9.0 million, or 81.7%. Average interest-bearing liabilities increased by $551 million, or 12.9%, for the third quarter of 2005 compared to the same period in 2004. This was comprised of an increase in average interest-bearing deposits of $397 million, or 11.5%, as well as an increase in average borrowed funds of $153 million, or 18.5%. The acquisition of FSLO added $254 million in deposits and $19.3 million in borrowings. As with assets, the impact on average balances for the quarter was two thirds of these amounts.

Provision for credit losses expense for loans other than RALs decreased from $2.7 million in the third quarter of 2004 to $2.0 million in the second quarter of 2005. No provision expense for RALs was recorded in the third quarter of either 2005 or 2004. The provision expense for non-RAL loans for both quarters was impacted by several factors as explained in the discussion of credit quality below.

Noninterest revenue increased $3.6 million, or 31.8%, in the third quarter of 2005 over the same quarter of 2004. Approximately a quarter of this increase was due to securities losses taken in the third quarter of 2004 while none were taken in the third quarter of 2005. Operating expense increased by $10.5 million, or 24.1%, during the third quarter of 2005 compared to the same quarter of 2004. An explanation of these changes is presented later in this discussion in the sections below titled “Noninterest Revenue” and “Operating Expense,” respectively.

TABLE 1—PERFORMANCE RATIOS (Note B)

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	Consolidated	Excluding RALs/RTs	Consolidated	Excluding RALs/RTs
Return on average assets	0.88%	0.98%	1.01%	1.08%
Return on average equity	10.89%	14.07%	13.43%	16.74%
Operating efficiency	67.66%	65.19%	60.26%	57.78%
Net interest margin	4.33%	4.39%	4.46%	4.48%

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	Consolidated	Excluding RALs/RTs	Consolidated	Excluding RALs/RTs
Return on average assets	1.87%	1.17%	1.75%	1.28%
Return on average equity	23.55%	16.80%	23.09%	18.19%
Operating efficiency	44.39%	60.45%	50.01%	59.47%
Net interest margin	5.80%	4.49%	5.21%	4.51%

In 2005, the Company’s return on average assets (“ROA”) for the third quarter was 0.88%, compared to 1.01% for the same quarter of 2004, and the return on average equity (“ROE”) was 10.89%, compared to 13.43%. These annualized ratios can be significantly impacted by the highly seasonal tax refund programs. In the first quarter, the consolidated return on assets and return on equity ratios are significantly higher than the ratios exclusive of RAL/RT results. In subsequent quarters, the impact is much less. In the third and fourth quarters, the ratios excluding RAL/RT results are higher because expenses are recognized for the RAL/RT program throughout the year while revenues are generally recognized only in the first and second quarters. Exclusive of the impact of RAL/RT programs in both periods, the ROA was 0.98% for the third quarter of 2005, compared to 1.08% for the same period in 2004 and the ROE was 14.07% for the third quarter of 2005 compared with 16.74% for the same period of 2004. The strong performance of the RAL/RT programs and the other business lines of the Company in the first quarter are reflected in the ROA and ROE ratios above for the first nine months of 2005 both with and without the RAL/RT programs.

The operating efficiency ratio measures what proportion of a dollar of operating income it takes to earn that dollar. The operating efficiency ratio decreased to 67.66% for the third quarter of 2005 from 60.26% for the same quarter in 2004. Exclusive of the impacts of the RAL/RT programs, the operating efficiency ratio increased from 57.78% in the third quarter of 2004 to 65.19% in the same quarter of 2005. As explained in the section below titled “Operating Expense,” most of the increase is due to the conversion of the Company’s loan, deposit and general ledger accounting to a new computer system, the installation of a new customer relationship management system, improvements to the Company’s risk management infrastructure, and an increase in the reserve for loan commitments.

The net interest margin, exclusive of the impact of RAL/RT programs, was lower in the third quarter of 2005 compared to the margin in the third quarter of 2004, 4.33% vs. 4.46%. The FOMC rate increases have benefited the rates earned on commercial and commercial real estate loans, but have not yet impacted consumer and 1-4 family residential loans or securities. Meanwhile, deposit rates and rates on borrowed funds have increased, lowering the margin. This competitive pressure is expected to remain for the next few quarters.

BUSINESS

The Company is a bank holding company. All references to “the Company” apply to Pacific Capital Bancorp and its subsidiaries on a consolidated basis. The Company’s business and structure is discussed in Item 1 “Business” of the 2004 10-K and in Note 1 of this quarterly report.

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

The Use of Estimates

The preparation of Consolidated Financial Statements in accordance with GAAP requires Management to make certain estimates and assumptions that affect the amounts of reported assets and liabilities as well as contingent assets and liabilities as of the date of these financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period(s). Although Management believes these estimates and assumptions to be reasonably accurate, actual results may differ. Most of the principal areas in which estimates are used and the impact on the Company’s accounts if actual results turn out to be substantially different than the estimates are discussed in the “Critical Accounting Policies” section of Management’s Discussion and Analysis (“MD&A”) in the 2004 10-K.

Alternative Methods of Accounting

The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the banking industry. As such there are few alternatives available to the Company in its accounting for items of income or expense or for assets and liabilities. The one significant area where a choice is available is accounting for stock-based compensation. The alternative methods available to the Company for stock-based compensation are discussed in Note 1 and in the “Critical Accounting Policies” section of the MD&A in the 2004 10-K. As indicated in Note 1, the alternative method of accounting currently used by the Company will no longer be available beginning January 1, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

The Company’s financial results have been or will be impacted by several accounting pronouncements, issued over the last two years. These pronouncements and the nature of their impact are discussed in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

RISKS FROM CURRENT EVENTS

As of this writing, there seems to be no clear consensus as to how long U.S. military forces will be engaged in Iraq and Afghanistan. Commentators have expressed opinions that prolonged presence of US military forces in the region would be both expensive and could provoke further terrorist actions as has occurred in the United Kingdom in July 2005. Either of these consequences could have an impact on the economy and therefore on the results of operations for the Company.

Immediately following the recent hurricanes in the states along the Gulf Coast, concern was expressed regarding the impact to the national economy from the damage done to refineries and from the extensive infrastructure rebuilding that must be undertaken. While the general consensus now seems to be that the impact will not be as great as originally thought, should these events in fact cause a significant weakening of the national economy, results of operations for the Company could be affected.

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

There are three primary reasons for the overall growth trend shown above for the Company. The first is the acquisition of other financial institutions. The acquisition in 2000 of Los Robles Bank added $172 million to the Company’s assets and $155 million to deposits. The acquisition of PCCI in March 2004 added $652 million in assets and $291 million in deposits. The acquisition of FSLO added $298 million in assets and $254 million in deposits.

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

Period-to-period Comparison of the Components of Net Interest Income and Net Interest Margin

Tables 2A and 2B show the average balances of the major categories of earning assets and liabilities for the three and nine-month periods ended September 30, 2005 and 2004 together with the related interest income and expense. Table 3, an analysis of volume and rate variances, explains how much of the differences in interest income or expense for the three and nine-month periods ended September 30, 2005 compared to the corresponding periods of 2004 is due to changes in the balances (volume) and how much is due to changes in rates. For example, Table 2A shows that for the third quarter of 2005, real estate loans—multi-family and nonresidential averaged $1.56 billion, interest income for them was $28.1 million, and the average rate received was 7.18%. In the same quarter of 2004, real estate loans—multi-family and nonresidential averaged $1.52 billion, interest income for them was $24.6 million, and the average rate received was 6.47%. Table 3 shows that the $3.5 million increase in interest income for these loans from the third quarter of 2004 compared to the third quarter of 2005 is the net result of a $2.8 million increase in interest income due to higher balances in 2005, and an increase of $712,000 due to higher rates during 2005.

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

TABLE 2A—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

(dollars in thousands)

	Three months ended September 30, 2005			Three months ended September 30, 2004
	Balance	Income	Rate (4)	Balance	Income	Rate (4)
Assets:
Money market instruments:
Federal funds sold	$25,838	$188	2.89%	$41,596	$163	1.56%

Total money market instruments	25,838	188	2.89%	41,596	163	1.56%

Securities: (2)
Taxable	1,210,366	11,971	3.92%	1,287,004	13,470	4.16%
Non-taxable	203,486	3,907	7.68%	181,982	4,017	8.83%

Total securities	1,413,852	15,878	4.46%	1,468,986	17,487	4.74%

Loans: (3)
Commercial (including leasing)	1,238,235	25,262	8.09%	957,370	16,223	6.74%
Real estate-multi family & nonresidential	1,564,550	28,094	7.18%	1,521,761	24,605	6.47%
Real estate-residential 1-4 family	1,032,746	14,715	5.70%	856,216	12,014	5.61%
Consumer	646,447	10,186	6.25%	474,973	7,638	6.40%
Other	2,795	22	3.12%	7,866	22	1.11%

Total loans	4,484,773	78,279	6.95%	3,818,186	60,502	6.33%

Total earning assets	5,924,463	94,345	6.32%	5,328,768	78,152	5.83%

FAS 115 Market Value Adjustment	21,980			(2,833)
Non-earning assets	535,944			426,966

Total assets	$6,482,387			$5,752,901

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,185,026	7,062	1.28%	$1,966,956	3,442	0.70%
Time certificates of deposit	1,657,307	12,971	3.11%	1,478,049	7,582	2.04%

Total interest-bearing deposits	3,842,333	20,033	2.07%	3,445,005	11,024	1.27%

Borrowed funds:
Repos and Federal funds purchased	129,991	953	2.91%	59,133	216	1.45%
Other borrowings	853,183	8,636	4.02%	770,829	7,184	3.71%

Total borrowed funds	983,174	9,589	3.87%	829,962	7,400	3.55%

Total interest-bearing liabilities	4,825,507	29,622	2.44%	4,274,967	18,424	1.71%

Noninterest-bearing demand deposits	1,065,106			999,924
Other liabilities	68,219			46,863
Shareholders’ equity	523,555			431,147

Total liabilities and shareholders’ equity	$6,482,387			$5,752,901

Interest income/earning assets			6.32%			5.83%
Interest expense/earning assets			1.99%			1.37%

Tax equivalent net interest income/margin		64,723	4.33%		59,728	4.46%
Provision for credit losses charged to operations/earning assets		1,967	0.13%		2,740	0.21%

Net interest margin after provision for credit losses on tax equivalent basis		62,756	4.20%		56,988	4.25%
Less: tax equivalent income included in interest income from non-taxable securities and loans		1,238	0.08%		1,569	0.11%

Net interest income after provision for credit loss		$61,518	4.12%		$55,419	4.14%

Loans other than RALs	$4,478,262	$78,138	6.92%	$3,815,679	$60,449	6.30%
Consumer loans other than RALs	$639,936	$10,045	6.23%	$472,466	$7,585	6.42%

(1)	Income amounts are presented on a fully taxable equivalent (FTE) basis. (See Note B)

(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(4)	Annualized.

TABLE 2B—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

(dollars in thousands)

	Nine months ended September 30, 2005			Nine months ended September 30, 2004
	Balance	Income	Rate (4)	Balance	Income	Rate (4)
Assets:
Money market instruments:
Federal funds sold	$24,068	$494	2.74%	$85,093	$747	1.17%

Total money market instruments	24,068	494	2.74%	85,093	747	1.17%

Securities: (2)
Taxable	1,243,273	36,794	3.96%	1,225,169	36,407	3.97%
Non-taxable	194,684	12,079	12.41%	183,801	12,206	13.28%

Total securities	1,437,957	48,873	5.10%	1,408,970	48,613	5.18%

Loans: (3)
Commercial (including leasing)	1,202,791	69,942	7.77%	906,832	44,120	6.50%
Real estate-multi family & nonresidential	1,471,444	75,025	10.20%	1,412,670	65,574	9.28%
Real estate-residential 1-4 family	975,762	41,230	8.45%	835,015	35,190	8.43%
Consumer	699,152	93,524	17.88%	583,580	59,238	13.56%
Other	2,430	52	2.86%	7,886	61	1.03%

Total loans	4,351,579	279,773	10.37%	3,745,983	204,183	9.07%

Total earning assets	5,813,604	329,140	7.57%	5,240,046	253,543	6.46%

FAS 115 Market Value Adjustment	11,762			17,069
Non-earning assets	473,179			377,986

Total assets	$6,298,545			$5,635,101

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,051,239	$16,473	1.07%	$1,866,421	$8,774	0.63%
Time certificates of deposit	1,586,537	33,264	2.80%	1,431,129	21,136	1.97%

Total interest-bearing deposits	3,637,776	49,737	1.83%	3,297,550	29,910	1.21%

Borrowed funds:
Repos and Federal funds purchased	161,420	3,388	2.81%	117,899	973	1.10%
Other borrowings	851,721	23,994	3.77%	696,600	18,434	3.53%

Total borrowed funds	1,013,141	27,382	3.61%	814,499	19,407	3.18%

Total interest-bearing liabilities	4,650,917	77,119	2.22%	4,112,049	49,317	1.60%

Noninterest-bearing demand deposits	1,161,343			1,060,232
Other liabilities	(14,429)			36,539
Shareholders’ equity	500,714			426,281

Total liabilities and shareholders’ equity	$6,298,545			$5,635,101

Interest income/earning assets			7.57%			6.46%
Interest expense/earning assets			1.77%			1.25%

Tax equivalent net interest income/margin		252,021	5.80%		204,226	5.21%
Provision for credit losses charged to operations/earning assets		48,880	1.13%		11,061	0.29%

Net interest margin after provision for credit losses on tax equivalent basis		203,141	4.67%		193,165	4.92%
Less: tax equivalent income included in interest income from non-taxable securities and loans		4,434	0.10%		4,766	0.12%

Net interest income after provision for credit loss		$198,707	4.57%		$188,399	4.80%

Loans other than RALs	$4,251,893	$215,106	6.76%	$3,608,881	$167,558	6.20%
Consumer loans other than RALs	$599,466	$28,857	6.44%	$446,478	$22,613	10.13%

(1)	Income amounts are presented on a fully taxable equivalent (FTE) basis. (See Note B)

(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(4)	Annualized.

TABLE 3—RATE/VOLUME ANALYSIS (1) (2)

(dollars in thousands)

	Three months ended September 30, 2005 vs. September 30, 2004				Nine months ended September 30, 2005 vs. September 30, 2004
	Change in Average Balance	Change in		Volume	Change in Average Balance	Change in		Volume
		Income/ Expense	Rate			Income/ Expense	Rate
Increase (decrease) in:
Assets:
Money market instruments:
Federal funds sold	$(15,758)	$25	$103	$(78)	$(61,025)	$(253)	$70	$(323)

Total money market investment	(15,758)	25	103	(78)	(61,025)	(253)	70	(323)

Securities:
Taxable	(76,638)	(1,499)	(738)	(761)	18,104	387	4	383
Non-taxable	21,504	(110)	(559)	449	10,883	(127)	(449)	322

Total securities	(55,134)	(1,609)	(1,297)	(312)	28,987	260	(445)	705

Loans:
Commercial (including leasing)	280,865	9,039	3,668	5,371	295,959	25,822	9,670	16,152
Real estate-multi family & nonresidential	42,789	3,489	2,777	712	58,774	9,451	6,657	2,794
Real estate-residential 1-4 family	176,530	2,701	195	2,506	140,747	6,040	84	5,956
Consumer loans	171,474	2,548	(182)	2,730	115,572	34,286	21,143	13,143
Other loans	(5,071)	—	21	(21)	(5,456)	(9)	14	(23)

Total loans	666,587	17,777	6,479	11,298	605,596	75,590	37,568	38,022

Total earning assets	$595,695	16,193	5,285	10,908	$573,558	75,597	37,193	38,404

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$218,070	3,620	3,193	427	$184,818	7,699	6,744	955
Time certificates of deposit	179,258	5,389	4,377	1,012	155,408	12,128	9,642	2,486

Total interest-bearing deposits	397,328	9,009	7,570	1,439	340,226	19,827	16,386	3,441

Borrowed funds:
Repos and Federal funds purchased	70,858	737	337	400	43,521	2,415	1,950	465
Other borrowings	82,354	1,452	637	815	155,121	5,560	1,300	4,260

Total borrowed funds	153,212	2,189	974	1,215	198,642	7,975	3,250	4,725

Total interest-bearing liabilities	$550,540	11,198	8,544	2,654	$538,868	27,802	19,636	8,166

Tax equivalent net interest income		$4,995	$(3,259)	$8,254		$47,795	$17,557	$30,238

Loans other than RALs	$662,583	$17,689	$6,399	$11,290	$643,012	$47,548	$15,995	$31,553
Consumer loans other than RALs	$167,470	$2,460	$(228)	$2,688	$152,988	$6,244	$(808)	$7,052

(1)	Income amounts are presented on a fully taxable equivalent basis.

(2)	The change not solely due to volume or rate has been prorated into rate and volume components. The proration is done based on the relative amounts of the rate and volume variances prior to the proration.

As noted at the start of this discussion, the RAL and RT programs have a significant impact on the Company’s operating results. This is most pronounced during the first quarter. The third quarter is minimally impacted. The following table shows the net interest margin for the last five quarters, with and without RALs both to show the impact of the RAL program and the underlying trend for the rest of the Company.

	Consolidated	Exclusive of RALs	Average FOMC Target Federal Funds Rate
Second Quarter, 2004*	4.42%	4.35%	1.00%
Third Quarter, 2004*	4.46%	4.48%	1.41%
Fourth Quarter, 2004*	4.29%	4.31%	1.93%
First Quarter, 2005	8.20%	4.67%	2.44%
Second Quarter, 2005	4.50%	4.41%	2.91%
Third Quarter, 2005	4.33%	4.39%	3.42%

*	See Note F regarding these periods.

As shown in the table above, the Federal Reserve Bank’s (“FRB”) target Federal funds rate averaged 1.41% in the third quarter of 2004 and averaged 3.42% in the third quarter of 2005 as the FOMC has progressively raised short term rates over the last 12 months. Despite this increase, mid-term rates have risen much less than short-term rates and longer-term rates have generally fallen since June 30, 2004. This has caused the interest rate yield curve to flatten significantly (See Note E), and has meant that when many of the Company’s assets reprice, the new interest rates are not higher. Because deposit terms are generally shorter than loans, deposit rates have been increasing with increases in short-term market rates.

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

Measuring Interest Rate Sensitivity

The process and complexities of measuring the Company’s sensitivity to changes in interest rates are discussed in the section titled “Interest Rate Risk” in the MD&A of the 2004 10-K.

The results reported below for the Company’s September 30, 2004, December 31, 2004 and September 30, 2005 balances indicate that the Company’s net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes, and that changes from these shock are relatively minimal. The Company has a slightly asset-sensitive interest rate risk position. The change in its interest rate position from December 31, 2004 to September 30, 2005 is minimal.

TABLE 4—RATE SENSITIVITY (Note G)

	Shocked by -2%	Shocked by +2%
As of September 30, 2005
Net interest income	(6.35%)	+3.09%
Net economic value	(13.66%)	(3.08%)
As of December 31, 2004
Net interest income	(4.75%)	1.48%
Net economic value	3.15%	(13.28%)
As of September 30, 2004
Net interest income	(5.22%)	+3.54%
Net economic value	+3.20%	(8.63%)

The interpretation of the differences in position quarter to quarter, including (1) the impact of the repricing opportunities shown in Table 5, (2) optionality, (3) nonparallel responses of various financial instruments to changes in interest rates, and (4) the Company’s exposure to the various types of interest rate risk and how it addresses these risks, are all discussed in more detail in that same section of the 2004 10-K.

TABLE 5— GAP TABLE

(dollars in thousands)

	Immediate or one day	2 day to 6 months	6 months to 12 months	1 year to 3 years	3 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total
As of September 30, 2005
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$—	$—	$163,366	$163,366
Federal funds Sold & Repurchase Agreements	69,500	—	—	—	—	—	69,500	—	69,500
Securities	—	198,730	152,964	569,921	225,385	256,446	1,403,446	5,545	1,408,991
Loans	1,018,239	1,388,296	497,774	1,236,475	362,993	136,226	4,640,003	—	4,640,003
Allowance for loan and lease losses	—	—	—	—	—	—	—	(51,822)	(51,822)
Other assets	—	—	—	—	—	—	—	459,810	459,810

Total assets	$1,087,739	$1,587,026	$650,738	$1,806,396	$588,378	$392,672	$6,112,949	$576,899	$6,689,848

Liabilities and Equity:
Deposits	$—	$3,193,283	$445,702	$304,563	$91,504	$373	$4,035,425	$1,049,656	$5,085,081
Borrowings	21,900	353,511	134,425	255,690	124,811	119,222	1,009,559	—	1,009,559
Other liabilities	—	—	—	—	—	—	—	69,110	69,110
Shareholders’ equity	—	—	—	—	—	—	—	526,098	526,098

Total liabilities and equity	$21,900	$3,546,794	$580,127	$560,253	$216,315	$119,595	$5,044,984	$1,644,864	$6,689,848

Gap	$1,065,839	$(1,959,768)	$70,611	$1,246,143	$372,063	$273,077	$1,067,965	$(1,067,965)	$—
Cumulative gap	$1,065,839	$(893,929)	$(823,318)	$422,825	$794,888	$1,067,965	$1,067,965	$—	$—
Cumulative gap/total assets	15.93%	-13.36%	-12.31%	6.32%	11.88%	15.96%	15.96%	0.00%	0.00%

Notes: Securities are listed by their maturity or any repricing prior to maturity. Transaction deposits are shown as non-rate sensitive.

DEPOSITS AND RELATED INTEREST EXPENSE

While occasionally there may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. As noted in the discussion accompanying that chart, there is a significant increase in average deposits during the first quarter of each year related to the tax refund programs. These deposits include brokered certificates of deposit used to fund the tax refund loans and uncleared checks issued in connection with RAL and RT transactions (Note C). Generally these brokered CDs have a term of only one month, and consequently the amounts at each of the quarter-ends shown in Table 6 are minimal. The Company also uses brokered certificates of deposit to help manage its interest rate risk. At September 30, 2005, December 31, 2004, and September 30, 2004, deposits used for this purpose totaled $33.1 million, $23.3 million, and $28.6 million, respectively. At September 30, 2005, an additional $161.0 million was used for funding of the leverage strategy mentioned above and $30.2 million used as part of the funding of the acquisition of PCCI. The brokered CDs used for these purposes have a term of several years and bear a higher interest rate than other deposits and the rate paid on time deposits, as shown in Table 2, reflect this higher rate.

The table below shows the major categories of deposits as of September 30, 2005 and 2004 and as of December 31, 2004.

TABLE 6—CATEGORIES OF DEPOSITS

(dollars in thousands)

	September 30, 2005	December 31, 2004	September 30, 2004
Noninterest bearing deposits	$1,075,855	$1,013,772	$992,351
Interest bearing deposits:
NOW accounts	1,053,081	887,874	802,553
Money market deposit accounts	857,792	703,889	726,149
Other savings deposits	380,932	408,101	416,151
Time certificates of $100,000 or more	1,021,783	990,809	962,711
Other time deposits	695,638	507,845	517,318

Total deposits	$5,085,081	$4,512,290	$4,417,233

The table below shows the interest expense for the major categories of deposits for the three and nine-month periods ended September 30, 2005 and 2004.

TABLE 7—INTEREST EXPENSE FOR CATEGORIES OF DEPOSITS

(dollars in thousands)

	Interest Expense for the
	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2005	2004	2005	2004
NOW accounts	$2,718	$1,117	$6,582	$2,262
Money market deposit accounts	3,313	1,589	7,096	4,775
Other savings deposits	1,031	736	2,795	1,737
Time certificates of $100,000 or more	6,960	4,728	18,694	12,863
Other time deposits	6,011	2,854	14,570	8,273

Total interest on deposits	$20,033	$11,024	$49,737	$29,910

LOANS AND RELATED INTEREST INCOME

The table in Note 5, “Loans and the Allowance for Credit Losses,” to the Consolidated Financial Statements shows the balances by loan type for September 30, 2005, December 31, 2004, and September 30, 2004. The end-of-period loan balances as of September 30, 2005 have increased by $578 million compared to December 31, 2004 and increased by $722 million compared to September 30, 2004. $217 million in loans were added during the third Quarter of 2005 from the acquisition of FSLO. Excluding the acquired loans, the major dollar increase from the totals at September 30, 2004 to September 30, 2005 occurred in the 1-4 family residential, and commercial categories.

In the table in Note 5, the amount for consumer loans at December 31, 2004 includes $46 million in short term holiday loans that pay off during the first quarter. These loans account for the rapid increase in consumer loans between September 30, 2004 and December 31, 2004 and their payoff accounts for the small rate of growth between December 31, 2004 and September 30, 2005.

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

Average yield for loans for the three-month period ended September 30, 2005 was 6.95%, and for the three-month period ended September 30, 2004 was 6.33%. These average yields are impacted by the RAL loans included in Table 2A among the consumer loans. The average amount of RALs in the third quarter of each year is relatively small and consequently the average rates for loans exclusive of RALs does not differ much from the consolidated yields. Exclusive of RALs, loan yields were 6.95% and 6.32% for September 30, 2005 and 2004, respectively.

There have been eight increases in rates by the FOMC in the last year. The change in loan yields has not increased by that amount because average loan rates lag the changes in market interest rates. Only loans that are originated or are contractually repriced during the quarter show the impact of the FOMC increases or increases in other indices. Most consumer and many business loans have fixed rates until maturity or for some portion of their term. Also, as mentioned above, intermediate and longer term rates have not risen over this period of time and a substantial portion of the Company’s loans (as indicated in Table 5) are priced by reference to those rates.

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

Quarter-by-Quarter Trends

The table below shows total potential problem loans and nonperforming loans as of each of the last five quarters. Also included in the table are the net charge-offs, allowance, and provision expense. The top half of the table discloses the figures for all loans. RALs outstanding as of June 30, 2005 and September 30, 2004 and 2005 are included in the balances of potential problem loans as of those dates. The bottom half discloses the figures for loans other than RALs. This disclosure is provided because in relating the credit quality statistics disclosed in Table 9 to the economy, the impact of RALs tends to obscure the trends of other loans, as the seasonal patterns of this program are unrelated to the economic cycle. The discussion of the trends that follows Table 8 addresses the second half of the table, the portion that excludes RALs. Because the factors impacting the credit quality issues for the RAL program are unique to that program, they are discussed separately in the section below titled “Refund Anticipation Loan and Refund Transfer Programs.”

TABLE 8—POTENTIAL PROBLEM AND NONPERFORMING LOANS, NET CHARGE-OFFS, ALLOWANCE, AND PROVISION

(dollars in thousands)

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Including RAL:
Potential problem loans	$140,338	$117,917	$86,384	$90,785	$102,452
Nonperforming loans	$19,867	$21,199	$25,043	$22,521	$24,146
Net charge-offs	$2,193	$13,529	$36,996	$(1,063)	$(1,053)
Allowance for credit losses	$51,822	$50,365	$55,993	$53,977	$52,169
Provision expense for loans	$1,967	$7,901	$39,012	$904	$2,740

Exclusive of RAL:
Potential problem loans	$138,507	$110,426	$86,384	$90,785	$101,040
Nonperforming loans	$19,867	$21,199	$25,043	$22,521	$24,146
Net charge-offs	$2,193	$2,675	$7,672	$(866)	$(1,052)
Allowance for credit losses	$51,358	$49,901	$47,790	$53,977	$51,880
Provision expense for loans	$1,967	$4,786	$1,485	$1,390	$2,740

Potential problem loans, exclusive of the RALs noted above, increased $28.1 million during the third quarter of 2005. This increase is not concentrated in any industry, geography, or loan type and represents a more normal credit quality level for the Company than has been present for the last two quarters shown in this table. Specifically, potential problem loans at September 30, 2005 represented 2.99% of total loans, compared to 2.60%, 2.08%, and 2.23% as of June 30, 2005, March 31, 2005 and December 31, 2004, respectively. This increase in potential problem loans accounts for the increase in impaired loans reported in Note 5.

As of September 30, 2005, nonperforming loans represent 0.43% of total loans. This amount is regarded by Management as a “normal” or expected amount given the favorable current economic environment. Exclusive of RALs, net charge-offs for the third quarter of 2005 were $2.2 million, or 21 basis points annualized, also an expected amount for a portfolio of over $4.6 billion.

Table 9 shows the amounts of nonperforming loans and nonperforming assets for the Company at the end of the third quarter of 2005 and at the end of the previous four quarters. A set of standard credit quality ratios for the Company and its peers is also provided. Nonperforming assets include nonperforming loans and foreclosed collateral (generally real estate). There is no standard industry definition for “potential problem loans” so while the Company’s totals for the last five quarters are shown in Table 8, peer comparisons are not available for the ratio of allowance for credit losses to potential problem loans and nonperforming loans.

As with Table 8, the Company’s ratios are computed both with and without RALs, the allowance related specifically to RALs, and charged-off RALs. Again, with only two other banks having nationwide RAL programs, Management believes that better comparability of credit quality performance may be obtained by reviewing credit quality exclusive of the impact of the RAL program.

The amounts for total loans and total assets with and without RALs for the last five quarters are reconciled in Table 24.

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

Nonperforming Loans

The ratios of allowance for credit losses to total loans and to nonperforming loans are common ratios reported for banks. Comparing the Company’s ratios for prior quarters with those of its peers indicates that, in general, and exclusive of RALs, the Company’s allowance is lower as a percentage of total loans than its peers, but higher as a percentage of nonperforming loans. This occurs because the Company’s ratio of nonperforming loans to total loans is less than that ratio for its peers. While allowance to nonperforming loans is a common statistic used in comparing banks’ asset quality profile, it is important to keep in mind that the allowance is not provided just for nonperforming loans and that some nonperforming loans do not require an allowance. Approximately $13.0 million of the $19.9 million in nonperforming loans are comprised of three specific relationships. While they are not performing according to their contractual terms, the Company does not expect to incur any loss of principal from these loans because of collateral coverage and consequently it has concluded that, with respect to two of the relationships, providing an allowance for them is not necessary. With respect to the third, the collateral coverage is sufficient to minimize the allowance necessary.

TABLE 9—ASSET QUALITY

(dollars in thousands)

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
COMPANY AMOUNTS:
Loans delinquent 90 days or more	$3,152	$3,647	$1,059	$820	$2,030
Nonaccrual loans	16,715	17,552	23,984	21,701	22,116

Total nonperforming loans	19,867	21,199	25,043	22,521	24,146
Foreclosed collateral	3,157	2,910	2,910	2,910	2,910

Total nonperforming assets	$23,024	$24,109	$27,953	$25,431	$27,056

Allowance for credit losses other than RALs	$51,358	$49,901	$47,790	$53,977	$51,880
Allowance for RALs	464	464	8,203	—	289

Total allowance	$51,822	$50,365	$55,993	$53,977	$52,169

COMPANY RATIOS (Including RALs):
Coverage ratio of allowance for credit losses to total loans	1.12%	1.18%	1.33%	1.33%	1.33%
Coverage ratio of allowance for credit losses to nonperforming loans	261%	238%	224%	240%	216%
Ratio of nonperforming loans to total loans	0.43%	0.50%	0.59%	0.55%	0.62%
Ratio of nonperforming assets to total assets	0.34%	0.39%	0.45%	0.42%	0.47%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	32.35%	36.20%	50.25%	47.64%	41.21%
COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of allowance for credit losses to total loans	1.11%	1.17%	1.15%	1.33%	1.32%
Coverage ratio of allowance for credit losses to nonperforming loans	259%	235%	191%	240%	215%
Ratio of nonperforming loans to total loans	0.43%	0.50%	0.60%	0.55%	0.62%
Ratio of nonperforming assets to total assets	0.36%	0.41%	0.48%	0.43%	0.47%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	32.43%	37.91%	42.89%	47.64%	41.44%
FDIC PEER GROUP RATIOS: (Note C)
Coverage ratio of allowance for credit losses to total loans	n/a	1.31%	1.39%	1.47%	1.46%
Coverage ratio of allowance for credit losses to nonperforming loans	n/a	209%	208%	206%	196%
Ratio of nonperforming loans to total loans	n/a	0.62%	0.67%	0.71%	0.74%
Ratio of nonperforming assets to total assets	n/a	0.45%	0.48%	0.51%	0.54%

The following table shows the types of loans included among nonperforming and potential problem loans as of September 30, 2005 and December 31, 2004.

TABLE 10—NONPERFORMING AND OTHER POTENTIAL PROBLEM LOANS

(dollars in thousands)

	September 30, 2005		December 31, 2004
	Nonperforming Loans	Potential Problem Loans other than Nonperforming	Nonperforming Loans	Potential Problem Loans other than Nonperforming
Loans secured by real estate:
Construction and land development	$2,320	$18,364	$20	$2,090
Agricultural	2,331	4,534	2,820	9,355
Home equity lines	339	1,499	197	638
1-4 family mortgage	779	3,636	1,631	2,283
Multifamily	—	1,201	—	—
Non-residential, nonfarm	137	38,840	267	29,629
Commercial and industrial	10,575	58,632	13,537	34,944
Leases	2,118	5,351	2,392	6,506
Tax refund loans	—	1,831	—	—
Other Consumer Loans	1,268	5,799	1,653	4,954
Other	—	651	4	386

Total	$19,867	$140,338	$22,521	$90,785

The following table sets forth the allocation of the allowance for all adversely graded loans by classification as of September 30, 2005 and December 31, 2004. The RAL loans outstanding at September 30, 2005 are all classified as substandard. Consequently the whole amount of the RAL allowance of $464,000 at September 30, 2005 is included in the allocation for substandard loans.

TABLE 11—ALLOCATION OF ALLOWANCE

(dollars in thousands)

	September 30, 2005	December 31, 2004
Doubtful	$2,113	$5,589
Substandard	10,447	9,417
Special Mention	3,893	5,189

Total	$16,453	$20,195

While the Company always works to minimize its nonperforming loans, credit risk is an inherent part of lending. Attempting to eliminate nonperforming loans by setting underwriting standards too high reduces income opportunities. Management believes that the current level of nonperforming loans is a “normal” amount given the favorable current economic environment and is consistent with the level of credit risk it is prepared to take in its loan portfolios.

Charge-offs

Table 12 shows the ratio of net charge-offs to average loans both with and without RALs.

TABLE 12—RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS

	2005 YTD Annualized	2004	2003	2002	2001	2000
Pacific Capital Bancorp (including tax refund loans)	1.62%	0.36%	0.72%	0.50%	0.48%	0.46%
Pacific Capital Bancorp (excluding tax refund loans)	0.39%	0.14%	0.46%	0.44%	0.33%	0.33%
FDIC Peers (Note H)	n/a	0.37%	0.59%	0.88%	1.03%	0.70%

The amounts for average total loans with and without RALs are reconciled in Table 21. The annualized amount for 2005 is higher than the prior years in part because of the $2.6 million of seasonal holiday loans charged-off in the first quarter. As the first quarter is weighted less heavily in the annualization computation in subsequent quarters, this ratio would be expected to decline.

The ratio of net charge-offs to average loans with RALs for 2005 is higher than in previous years for two reasons. First, because almost all of the RAL charge-offs occur in the first and second quarters, there is a disproportionate impact on the nine-month ratio compared to the whole year ratios. Second, the Company and the largest group of tax preparers with whom it offers this product changed their contract for the 2005 season. This change, which caused a significant increase in charge-offs but also provided an even larger increase in revenues, is discussed below in the section of “Refund Loan and Transfer Programs” titled “Summary of Operating Results.”

Commitments to Extend Credit

As discussed in Notes 1 and 12 and in the section below titled “Operating Expense,” the Company has established a reserve for loan commitments and letters of credit. This reserve is separate from the allowance for credit losses. The activity in this reserve for the three and nine-month periods ended September 30, 2004 and 2005 is shown in a table in Note 11.

During the third Quarter of 2005, the Company added $1.4 million to this reserve. The Company had extended a credit line to one of its customers secured by accounts receivable. The credit line has not been fully funded, but the Company may be contractually committed to fund the remaining amount despite the financial condition of the borrower having deteriorated. The collateral is estimated to be insufficient to cover further funding.

Conclusion

The amount of allowance for credit losses allocated to nonperforming loans, potential problem loans, impaired loans and to all other loans are determined based on the factors and methodology discussed in Note 1, “Summary of Significant Accounting Policies,” to the Company’s 2004 10-K. Based on these considerations, Management believes that the allowance for credit losses at September 30, 2005 represents its best estimate of the allowance necessary to cover the probable losses incurred in the loan and lease portfolios as of that date.

SECURITIES

Securities decreased from $1.52 billion at the end of 2004 to $1.41 billion as of September 30, 2005. The decrease was primarily due to payments received on the Company’s mortgage-backed securities, and would have been greater except for the addition of $51.3 million in securities from the FSLO acquisition.

Leverage Strategy

During 2003 and 2004, the Company implemented a leveraging strategy involving the purchase of securities funded by additional borrowings. This reason for this action, the types of securities and borrowings used, and the results are discussed in the section of the MD&A in the 2004 10-K titled “Securities.”

Premium Amortization and Prepayments

Some securities were purchased at a premium to their par value. This premium is amortized against interest income over the life of the security. The amortization of premium lowers the carrying amount of the security to the par value that will be received at maturity and reduces the interest income earned. In the case of single maturity debt instruments like US Treasury securities, it is relatively simple to compute the amount of premium to be amortized each month to obtain a level effective yield. In the case of CMOs and MBS the calculation is more complicated. The amortization is based on the actual and estimated paydown of the principal. Prepayments by the mortgage customers accelerate the amortization of the premium in two ways. First, the premium associated with the balance paid off prematurely must immediately be amortized against income. Second, prepayment shortens the average life of the remaining outstanding amount of the security over which the remaining premium is to be amortized.

Prepayment speeds are not related directly to changes in interest rates by the FOMC, but rather to changes in the intermediate rates used for setting residential mortgage rates. Intermediate rates have fluctuated in the last seven quarters and, consequently, the amounts of premium amortized have also fluctuated. The following table shows the amounts of premium amortized for the last seven quarters.

(dollars in thousands)

Premium Amortized
First Quarter, 2004	$997
Second Quarter, 2004	2,000
Third Quarter, 2004	700
Fourth Quarter, 2004	511
First Quarter, 2005	631
Second Quarter, 2005	1,922
Third Quarter, 2005	1,166

The increase in prepayments in the second quarter of 2004 was due to a temporary decrease in intermediate-term rates in the latter part of the first quarter of 2004 (Note J). The decrease in third quarter of 2004 was related to an increase in intermediate term rates near the end of the second quarter. The same pattern was repeated in 2005. The FOMC has not been particularly successful in pushing up intermediate and longer-term rates by its increases in short-term rates over the last five quarters. Nonetheless, assuming that the economy continues to improve, or at least remains stable, intermediate rates would be expected to remain high enough to keep prepayments at the low end or the middle of the range experienced in the last seven quarters. This would stabilize or increase the effective yield of the securities portfolio. Changes in interest rates have no impact on the interest expense related to the borrowings used to purchase the securities because they have fixed rates.

OTHER ASSETS

Of the $26.3 million increase in other assets since the end of 2004, $25 million resulted from the purchase of bank owned life insurance (“BOLI”). The excess of the one-time premium over the mortality cost is invested in assets that earn interest for the Company. Proceeds received upon the death of covered employees are generally tax exempt and will be used to fund benefit plans.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

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

For years, the Company has used repurchase agreements as a “retail” product. Some customers that wish to place funds in amounts that exceed FDIC deposit insurance coverage prefer this secured product. The funds are borrowed from customers for periods of one week to two months. In addition, in the first quarter of each year the Company uses repurchase agreements to borrow funds from other financial institutions to support the funding needs of the RAL program. The borrowings are collateralized by securities held by the Company in its investment portfolios.

During the third quarter of 2005, the Company issued $125 million in long-term, structured repurchase agreements. The terms of these agreements are summarized in a table in Note 8. Based on the rates if not called—which are lower than both the current rates applicable to debt of comparable maturity and lower than rates indicated by the forward yield curve for debt of comparable maturity initiated as of the call dates—the Company expects that each of these structured repos will be called. Meanwhile, the initial rates provide funding at a lower than other short-term funding alternatives. The Company will be disadvantaged only if rates during the six to eight years after the call dates are substantially lower than they are now and are expected to be at the call dates.

Table 13 indicates the average balances (dollars in millions), the rates for these borrowings and the proportions of total assets funded by them for prior quarters. The increased amounts for the RAL program in the first quarters of 2004 and 2005 are obvious in this table.

TABLE 13—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

(dollars in millions)

Quarter Ended		Average Outstanding	Average Rate	Percentage of Average Total Assets
March	2004	$200.6	1.07%	3.62%
June	2004	94.6	0.95%	1.68%
September	2004	59.1	1.45%	1.03%
December	2004	127.9	1.92%	2.16%
March	2005	216.7	2.62%	3.32%
June	2005	138.5	2.99%	2.26%
September	2005	130.0	2.91%	2.01%

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

Long-Term Debt:

The components of long-term debt at September 30, 2005 and December 31, 2004 are shown in a table in Note 9 and the terms are described in that note as well.

Table 14 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over prior quarters.

TABLE 14—LONG-TERM DEBT

(Dollars in Millions)

Quarter Ended		Average Outstanding	Average Rate	Percentage of Average Total Assets
March	2004	$603.2	3.60%	10.9%
June	2004	706.1	3.37%	12.6%
September	2004	768.7	3.75%	13.4%
December	2004	780.0	3.71%	13.2%
March	2005	870.9	3.66%	13.3%
June	2005	806.2	3.93%	13.1%
September	2005	840.2	4.17%	13.0

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

Service charges on deposit accounts and trust and investment services fees are the next largest components of noninterest revenue. The fees from service charges on deposits include both monthly fees and overdraft fees. While they have increased along with the growth in deposit balances, they have not increased at the same rate. In October 2003, the Company introduced a suite of no-fee checking products. Since then, the Company has added over $300 million in new deposits. The average balances in these new accounts exceeded expectations and that has meant that there have been less overdraft fees than were anticipated. The net result is a higher balance of low-interest deposits with less fees collected. If interest rates rise as anticipated over the next several quarters, the value of the low cost deposits will offset the lack of expected fees by an even greater margin.

Management fees on trust accounts are generally based on the market value of assets under administration, most of which are equity securities. Fees increased $555,000 or 14.9% from the same quarter a year ago.

Other service charges, commissions and fees include a variety of income items involving services provided to nondeposit customers. The total of such fees for the third quarter increased $1.04 million from the same quarter a year ago. Debit card fees in the third quarter of 2005 increased $351,000 compared to the same quarter a year ago. These fees are the exchange fees earned by the Company as its customers use their cards at other banks’ ATMs or in point-of-sale merchant transactions. During 2004, the Company changed its practice of charging customers for these cards. As expected, without the charge, more customers requested cards and used them more extensively. The Company also makes ATM/Debit or “store-value” cards available to its RAL and RT customers. This permits them to avoid having to hold relatively large amounts of cash resulting from cashing their refund check. No fee is charged by the Company for these cards, however, the exchange fees paid by the correspondent bank or merchant are earned by the Company and included in the $351,000 above. Other significant changes to commissions and fees earned included an increase in early withdrawal fees for CDs of $210,000, an increase in the commission earned from outsourcing official checks of $142,000, and an increase of $192,000 in loan servicing fees.

Other income increased by $665,000 from the third quarter of 2004. The major components of this category are gains or losses on sales of loans, dividends on FHLB and FRB stock, earnings on Bank-owned life insurance, and a variety of other miscellaneous items. The largest changes between amounts for the third quarters of 2004 and 2005 are an increase of $286,000 in earnings on the cash surrender value of bank-owned life insurance from the policies purchased in the first quarter and a decrease of $344,000 in losses on the low income housing tax credit partnerships. There was also a wide variety of accounts with smaller increases, including an increase of $130,000 gain on the sale of SBA Loans.

Offsetting these increases was a loss on disposal taken on some software. In the Quarterly Report on Form 10-Q for the Second Quarter of 2005, the Company had mentioned that in addition to converting its main accounting software and installing a customer relationship system, it was also in the process of installing a Storage Area Network (“SAN”) to provide offsite backup and processing capability in the event of a business disruption from natural disaster or other cause. It was noted that it was uncertain as of the end of the Second Quarter whether some of the software purchased for this project would, in fact, be used. The SAN is now running with the hardware vendor provided software and it has therefore become apparent that at least some of this software would not be used. The capitalized amount of this portion of the software, $504,000, was taken in the third Quarter of 2005 as a loss on disposal. There is still uncertainty regarding the remaining parts of this software suite. The Company expects to make a decision within the Fourth Quarter regarding whether the remaining portions of the purchased software will be installed. If it is decided not to install the remaining portions, then the Company will write-off its remaining cost of $672,000 by December 31, 2005.

Also included in non-interest revenue are gains or losses on securities. The Company did not sell any securities in the third quarter of 2005 prior to their maturity and consequently no gain or loss was recognized. It had recognized $973,000 in losses in the third quarter of 2004. With intermediate-term rates relatively unchanged during the quarter, the Management saw no particular need to make adjustments in the securities portfolio.

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

Salaries and benefits grew approximately $2.9 million compared to the third quarter of 2004. Some of this increase is due to the staff added with the FSLO acquisition. Some is also due to the compensation expense arising from the restricted stock issued in 2005. In addition, the Company has been growing at a strong pace and. there is increased legislative/regulatory impact over the last several years relating to bank secrecy, anti-money laundering, and Sarbanes-Oxley. These factors are requiring the Company to add staff with the necessary risk management experience and expertise to enable it to continue to grow. Staff size is closely monitored in relation to the growth in the Company’s revenues and assets. Table 15 compares salary and benefit costs as a percentage of revenues and assets for the three and nine-month periods ended September 30, 2005 and 2004, and shows that salaries and benefits grew at a slower rate than both revenues and assets on a year-to-date basis and slightly higher compared to revenues and at the same pace as assets when comparing the third quarter of 2005 with the same quarter in 2004.

TABLE 15—SALARIES AND BENEFITS AS A PERCENTAGE OF REVENUES AND ASSETS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Salary and benefits as a percentage of net revenues	32.98%	32.56%	22.68%	27.32%
Salary and benefits as a percentage of average assets	0.40%	0.40%	1.25%	1.28%

Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased. Some of the increase in equipment expense is due to an increase in depreciation on computer equipment that is also included in this expense category. As mentioned in other sections of this report, the Company has been installing several new systems—its main loan, deposit, and general ledger programs; a new customer relationship management system; and a Storage Area Network. All three of these were put into operation in the third quarter of 2005 starting the depreciation for the hardware on which they run.

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments, which accounts for some of the increase. The third quarter of 2005 included the expense of the new Simi Valley and Harden Ranch (Salinas) branches added in 2005 plus the additional occupancy expense related to FSLO.

The following table shows the major items of operating expense for the three and nine months ended September 30, 2005 and 2004 that are not specifically listed in the consolidated statements of income.

TABLE 16— OPERATING EXPENSE

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Marketing	$1,420	$1,127	$3,979	$3,261
Professionals and consultants	4,043	2,553	10,044	6,313
Software	3,967	2,435	9,399	7,031
Telephone	939	883	3,490	3,007
Provision for Off-B/S Commitments	1,447	(29)	1,490	101

Consulting Fees

Professional and consulting fees in the three and nine-month periods ended September 30, 2005 are higher than in corresponding periods of 2004. The Company has engaged consultants to assist it both in meeting the regulatory requirements of the Sarbanes-Oxley Act discussed in the section below titled “Regulation” and in installing software and hardware for the Company’s new customer relationship management and its new loan, deposit, and general ledger systems. Companies frequently find it more cost-effective to outsource rather than hire staff to handle these large but relatively short-term projects.

The Company and its external auditors expended significant effort during the first quarter of 2005 to complete the first year’s Sarbanes-Oxley process. These costs are included in the year-to-date amounts on this line. The Company concluded that there were two material weaknesses in internal controls over financial reporting that needed to be remediated. Consultants are also assisting in simplifying the documentation and testing procedures for 2005. In addition, the activities of the former PCCI need to be included in the Sarbanes-Oxley certification for 2005, and the Company’s new computer system will cause changes to procedures and controls that will need to be documented and tested for the 2005 certification. These factors lead Management to expect that professional fees will remain higher during the next two quarters. External audit fees are likely to remain higher because of the increase in audit work required by the Sarbanes-Oxley Act.

System Changes and Software Expense

The Company is in the process of replacing its mainframe computer system with a smaller, more flexible “client-server” system. At the same time, the Company is installing a new customer relationship management system. Under the provisions of GAAP, most of the expected $29-30 million cost of the new systems is being capitalized. The capitalized costs include those for hardware and for the development of software. The branches and the loan areas in the Northern Market Area—the brands of San Benito Bank, South Valley National Bank, and First National Bank—were converted to the new systems during the third quarter, and the Company began amortizing the hardware costs over the estimated useful life of the equipment. The capitalized software costs are being amortized over a five-year period beginning in August when the Company started to use the new system. The lending areas and branches of Santa Barbara Bank & Trust were converted in the Fourth Quarter. PCBNA (the former PCCI) and First Bank of San Luis Obispo will be converted in the first or second quarters of 2006.

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

The Company also completed the installation of the SAN to provide offsite backup and processing capability in the event of a business disruption from natural disaster or other cause. The installation involves approximately $8.7 million in hardware and software purchases.

As mentioned in the section above titled Noninterest Revenue, the Company has taken a loss on disposal for a portion of the purchased software which it not does not expect to use. Amortization is being taken on the remaining portion of the software until it can be decided if it will be used. The Company will make this decision during the fourth quarter. If it is used, amortization expense will continue to be taken. If not, the remaining cost of the package, $672,000 will be written off as a loss on disposal.

The Company recognized the following expenses related to the conversion of the accounting systems, the initiation of the customer relationship management system, and the installation of the SAN in the third quarter:

Hardware Depreciation	$438
Software Amortization	942
Consultant Expense not capitalized	1,525
Write-off of software	504
Total	$3,409

The above total does not include expenditures incurred during the quarter that were capitalized and does not include expensed salaries of employees working on the projects that would otherwise be working on other projects or tasks.

The Company expects to expense the following amounts during the fourth quarter of 2005:

Hardware Depreciation	$761
Software Amortization	1,412
Consultant Expense not capitalized	957
Total	$3,130

This expectation depends on how smoothly the conversion process for the remaining branches and lending areas is carried out.

In subsequent quarters, the hardware depreciation and software amortization will continue while the consultant expense decreases.

Operating Efficiency Ratio

A common means of measuring the operating efficiency for banks is a ratio that divides the noninterest or operating expense of the bank by its net revenues. Net revenues are stated on a tax equivalent basis and represent interest income and noninterest income less interest expense. As was mentioned in the section titled “Summary Results” above, the Company’s operating efficiency ratio for the third quarter of 2005 was 67.66% compared to 60.26% for the same quarter of 2004. Stated differently, this means that the Company required almost 7.4 cents more in operating expenses to earn each dollar of net revenues in the third quarter of 2005 than in the same period of 2004. Despite the higher efficiency ratio in the third quarter of 2005 compared with 2004, there is still a significant decrease in the ratio for the year-to-date period of 2005 compared to the same nine months of 2004 due to the substantial increase in RAL and RT revenues. Exclusive of the RAL/RT programs, the operating efficiency ratio increased from 57.78% for the third quarter of 2004 to 65.19% for the third quarter of 2005 and the year-to-date operating efficiency ratio without the RAL/RT programs increased only from 59.47% in 2004 to 60.45% in 2005, reflecting relatively lower expenses at the “core bank” in the prior two quarters compared to revenues than in the third quarter.

SEGMENT PERFORMANCE

Each of the comments below regarding changes in segment performance apply to the three and nine-month periods ended September 30, 2005 compared to the same periods of 2004 unless otherwise stated.

Community Banking

The Community Banking segment includes external revenues from customers in the form of interest earned on consumer and small business loans and fees related to deposit accounts. Intersegment revenues represent the credit for funds earned on the deposits at the Company’s branches. Interest income for 2005 has increased compared to the same periods of 2004 due to the higher balances of consumer loans and higher rates. Intersegment revenue is up more substantially than interest income as deposit balances increased as well as an increase in the credit rate for funds. Interest expense has also increased with the higher balances, especially because of the addition of the PCCI deposits for the whole year to date period of 2005, the addition of the FSLO deposits, and because of higher rates paid on deposits. The net result of the above changes is greater profitability in 2005 than 2004.

Commercial Banking

The Commercial Banking segment earns interest income from customers for commercial and commercial real estate loans. This interest income increased for 2005 compared to 2004 because of higher market rates and larger balances of loans. The additional income was offset by the higher cost of funds, with the net result a slight increase in profitability for the quarterly period and a slight decrease for the year-to-date period.

Refund Programs

The changes in the RAL/RT programs from 2004 to 2005 are explained in the section below titled “Refund Anticipation Loan and Refund Transfer Programs.”

Fiduciary

Income for the Fiduciary segment consists of fees earned from trust services and from the sale of retail investment products to customers. The fees are based on asset values and are up primarily from new account growth and fee increases. As equity market valuations are generally higher during 2005 than in the corresponding periods of 2004, profitability is up 13% for the quarter and 9% for the year-to-date period.

All Other

Income from external customers for the All Other segment consists of interest earned on investments in the Company’s treasury activities and in interest earned on loans from the Company’s private banking department. With the growth in loans in the Private Clients business line, and higher interest rates, income from external customers is higher in 2005 than in 2004. The changes in intersegment revenues and charges for funds are also due to the higher interest rates. The rate charged for funds for the securities and loans are higher as is the rate credited for deposits and borrowings. The increase in interest expense is due to the higher rates. Most of the capital expenditures relate to the new computer systems discussed elsewhere in this report and to leasehold improvements on the new branches opened during 2004 and 2005.

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

LIQUIDITY

The sources and management of liquidity is discussed in the 2004 10-K in the section titled “Liquidity.” There have been no substantive changes in the Company’s liquidity since December 31, 2004 and as of September 30, 2005 there is ample ability to raise funds on a timely basis at an acceptable cost in order to meet cash needs over the entire planning horizon.

CAPITAL RESOURCES AND COMPANY STOCK

Capital Ratios

The following table presents a comparison of several important amounts and ratios as of September 30, 2005 and December 31, 2004.

TABLE 17—CAPITAL RATIOS

(dollars in thousands)

	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$581,241	11.3%	$410,676	8.0%	$513,345	10.0%
Tier I Capital (to Risk Weighted Assets)	$406,279	7.9%	$205,338	4.0%	$308,007	6.0%
Tier I Capital (to Average Tangible Assets)	$406,279	6.4%	$252,657	4.0%	$315,822	5.0%
Risk Weighted Assets	$5,133,454
Average Tangible Assets for the Quarter	$6,316,437
As of December 31, 2004
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$543,696	12.1%	$359,472	8.0%	$449,341	10.0%
Tier I Capital (to Risk Weighted Assets)	$367,487	8.2%	$179,736	4.0%	$269,604	6.0%
Tier I Capital (to Average Tangible Assets)	$367,487	6.3%	$232,108	4.0%	$290,135	5.0%
Risk Weighted Assets	$4,493,406
Average Tangible Assets for the Quarter	$5,802,708

As of September 30, 2005 and December 31, 2004, the Company’s ratios of tangible common equity to tangible assets were 5.7% and 5.7% respectively. This ratio—common equity less goodwill and other intangibles divided by total assets less goodwill and other intangibles—is significantly impacted by the goodwill created in acquisitions. The ratio is increased by earnings retained at the Company and by the sale of additional stock. The high level of earnings in the first half of 2005 improved the ratio at June 30 to 6.6%. However, it was adversely impacted by the goodwill created with the closing of the purchase of FSLO mentioned in Note 2 as well as by the additional assets acquired in the transaction. Management’s target level for the Company’s tangible common equity ratio is within a range of 6.25% to 6.50%. As indicated above, the ratio at September 30, 2005 was below that range. Management expects that the ratio will frequently be higher or lower than the target range and will not necessarily take immediate action to issue or repurchase stock to bring the ratio to within that range. Instead, in the absence of an acquisition for cash, earnings will tend to bring the ratio into the target range and eventually push the ratio above the target range. When a cash acquisition occurs, the ratio will most likely fall below the target range for several quarters until earnings pushes the ratio back into the target range. If acquisitions become infrequent and prospects for asset growth are low, Management may utilize the Board of Directors’ authorization for stock repurchases to bring the ratio back down to within the target range.

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

As of September 30, 2005, the Bank’s total risk-based capital ratio was 11.4%, Tier 1 capital was 8.0% of risk-adjusted assets and 6.5% of average tangible assets, and its tangible common equity to tangible assets was 6.3%.

Debt Qualifying as Capital

The total risk-based capital ratio for the Company of 11.3% includes the effect of the $121 million in subordinated debt at the Bank, which qualifies as Tier 2 capital for the Bank and for the Company. As indicated in the discussion of the subordinated note in the section above titled “Other Borrowings, Long-term Debt and Related Interest Expense,” this debt was issued in 2001, 2003, and in 2004 to assist the Company in maintaining the required capital ratios at the Bank as its general loan portfolios and the refund loan program continued to grow and in anticipation of the additional assets that would be added with the PCCI acquisition.

The total risk-based capital ratio also includes the subordinated debt issued or assumed by Bancorp, which qualifies as Tier 1 capital for the Company. This debt was assumed by the Company in the PCCI and FSLO acquisitions.

Dividends and Share Repurchases

The Company’s practices with respect to dividends and share repurchases is discussed in the “Capital Resources” section of the MD&A in the 2004 10-K. Earnings to date in 2002, 2003, 2004 and 2005 have been more than adequate to meet the cash required to maintain the current declared quarterly dividend rate of $0.20 per share.

During the second quarter of 2005, the Company’s Board of Directors adopted a dividend reinvestment program that would permit shareholders to have their dividends reinvested in the Company’s stock rather than be distributed to them. To the extent that shareholders elect to have their dividends reinvested, this program will serve to retain the capital at the Company.

As discussed above, the purchase of FSLO has put additional demands on capital. Combined with the stronger loan demand in the last few quarters, this leads Management to anticipate that share repurchase activity is unlikely at least over the next several quarters.

Other Capital Disclosures

As mentioned in Note 1, during the second and third quarters of 2005, the Company’s Board of Directors granted approximately 225,000 shares of restricted stock to employees and directors. The Company’s capital account will increase as the compensation expense element of these shares is recognized over the periods in which they vest.

Along with the dividend reinvestment program mentioned above, the plan adopted by the Board of Directors includes a share purchase plan under which the Company, at its option, may sell shares directly to investors through its transfer agent. The

Company used this plan during the third quarter to sell a relatively small amount of shares-approximately $2.5 million-to test the market for this means of raising capital. Management expects to sell approximately the same amount in the fourth quarter of 2005.

There are no material commitments for capital expenditures or “off-balance sheet” financing arrangements planned at this time. The $18.9 million amount authorized for share repurchases and those commitments reported in Note 11 to the consolidated financial statements is not a commitment, and there is no specified time within which the share repurchases must be accomplished.

REGULATORY ENVIRONMENT

The regulatory environment for the Company is discussed in the MD&A for the 2004 10-K in a section titled “Legislation and Regulation.”

REFUND LOAN AND REFUND TRANSFER PROGRAMS

The history, nature, and risks associated with these programs are discussed extensively in a similarly titled section of the MD&A in the 2004 10-K. As the activity in these programs are heavily concentrated in the first quarter and to a lesser extent in the second quarter of each year, the results of operations for 2005 are fully discussed in the Quarterly Reports on Form 10-Q for those quarters. In 2005 the Company processed 5.6 million transactions, 30% of which were RALs and 70% RTs.

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

The following table summarizes the components of the gain on sale of RAL loans for the nine-month periods ended September 30, 2005 and 2004. All RAL securitization-related activities occur only in the first quarter of the year.

TABLE 18—RAL GAIN ON SALE SUMMARY

(dollars in thousands)

	Nine Months Ended September 30,
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

Summary of Operating Results

The following table summarizes operating results for the RAL and RT programs for the three and nine-month periods ended September 30, 2005 and 2004.

TABLE 19—OPERATING RESULTS FOR THE RAL AND RT PROGRAMS

(dollars in thousands)

	For the Three-Month Periods Ended Sept 30,		For the Nine-Month Periods Ended Sept 30,
	2005	2004	2005	2004
Interest income from RALs	$141	$53	$65,071	$36,625
Interest expense on funding	(685)	(21)	(3,372)	(988)
Intersegment revenues	666	177	6,352	4,562
Internal charge for funds	(230)	—	(2,929)	—

Net interest income	(108)	209	65,122	40,199
Provision for credit losses—RALs	—	—	(40,642)	(8,954)
Refund transfer fees	235	185	24,920	20,997
Collection Fees	485	474	5,946	3,966
Gain on sale of loans	—	—	26,023	2,945
Operating expense	(2,077)	(2,354)	(15,355)	(16,908)

Income before taxes	$(1,465)	$(1,486)	$66,014	$42,245

Charge-offs	$—	$—	$48,955	$12,511
Recoveries	—	(1)	(8,777)	(3,846)

Net charge-offs	$—	$(1)	$40,178	$8,665

The most obvious differences between operating results for 2005 and 2004 are the large increases in RAL interest income, provision expense, and the gain on sale of loans. The Company experienced a 10% increase in the volume of RALs and RTs originated during 2005 compared to 2004. However, the primary reason for these changes relates to a change in the contract between the Company and one of the tax preparer groups that is a major source of RALs. In May 2004, the Company and Jackson Hewitt Tax Services (“JHTS”) renegotiated their contract. In prior years, JHTS (and its predecessor) was responsible for the first two and a half percent of total credit losses on the loans originated through JHTS. If losses in excess of that amount occurred, they would be shared by the Company and JHTS. With JHTS assuming the credit risk, JHTS received most of the fee paid by the customer for the RAL. Under the terms of the new contract, the Company assumes virtually all of the credit risk and retains most of the RAL fee. This accounts for most of the increase in revenues above the 10% growth in volume. Whereas in prior years the provision expense related only to loans made through preparers other than JHTS, in 2005 the Company had to provide for losses on the approximately 933,000 loans originated through JHTS. This accounts for the substantial increase in provision expense. As noted in the section above titled “Accounting for the RAL Securitization,” the change in the contract also impacted the gain on sale. The increase in the loan fees increased the gain, while the assumption of the losses on JHTS loans resulted in more credit exposure for loans securitized-in previous years there were no credit losses for JHTS loans sold.

Credit Losses

The reasons for credit loss in the product and the steps taken by the Company to manage losses are discussed in the 2004 10-K.

The Company anticipates charge-offs for 2005 will eventually be approximately 120 to 130 basis points.

Estimation of Loss on Remaining Loans: At June 30, 2005, the Company charged-off all RALs that it deemed uncollectible. There remained approximately $7.5 million in loans outstanding upon which payments could be made. However, because of the uncertainty of these payments, it provided an allowance for credit loss of the loans of $464,000. Through the end of the third quarter, payments were received on $5.7 million of these loans, consistent with Management’s expectations. Payments received so far during the fourth quarter indicate that the Company will collect more than net loan amount of $1.4 million remaining at September 30, and Management expects that the Company will recognize a negative provision.

There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

Expectations for the Remainder of 2005

Collection expectations for the fourth quarter is discussed above. The Company will incur operating expenses for development, marketing, and preparation for the 2006 season.

Expectations for 2006 and Subsequent Years

The Company has estimated that it expects that the number of RAL and RT transactions will increase by 8% in 2006 above the 2005 volume. No significant changes to operating results like the change in the JHTS contract are expected for 2006 and the Company expects that there will be some pricing pressure in the programs and a shift in the product mix towards RTs, both possibly leading to a growth in profitability of less than the 8% increase in volume.

NOTES TO MANAGEMENT’S DISCUSSION AND ANALYSIS

Note A—The five tables below, Tables 20-24, show the balances and amounts of income and expense line items that are excluded or included in computing the without RAL, without RAL/RT, or the FTE adjusted amounts and ratios disclosed in various sections of Management’s Discussion and Analysis:

TABLE 20—RAL AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN EXCLUSIVE OF RALs

(dollars in thousands)

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Average consumer loans	$646,447	$6,511	$639,936	$474,973	$2,507	$472,466
Average loans	4,484,773	6,511	4,478,262	3,818,186	2,507	3,815,679
Average total assets	6,482,387	72,318	6,410,069	5,752,901	70,226	5,682,675
Average earning assets	5,924,463	25,830	5,898,633	5,328,768	21,826	5,306,942
Average certificates of deposit	1,657,307	—	1,657,307	3,445,005	2,000	3,443,005
FHLB advances & Other LT Debt	840,183	50,000	790,183	—	—	—
Average interest bearing liabilities	4,825,507	50,000	4,775,507	4,274,967	2,000	4,272,967
Average Equity	523,555	87,215	436,340	431,147	64,791	366,356
Consumer loans interest income	10,186	141	10,045	7,638	53	7,585
Loan interest income *	78,199	141	78,058	60,387	53	60,334
Interest income *	93,107	141	92,966	76,583	53	76,530
Interest expense	29,622	685	28,937	18,424	21	18,403
Net interest income	63,485	(544)	64,029	58,159	32	58,127
Tax equivalent adjustment	1,238	—	1,238	1,569	—	1,569

(dollars in thousands)

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Average consumer loans	$699,152	$99,686	$599,466	$583,580	$137,102	$446,478
Average loans	4,351,579	99,686	4,251,893	3,745,983	137,102	3,608,881
Average total assets	6,298,545	163,456	6,135,089	5,635,101	214,915	5,420,186
Average earning assets	5,813,604	141,328	5,672,276	5,240,046	241,336	4,998,710
Average certificates of deposit	1,586,537	16,987	1,569,550	3,297,550	15,347	3,282,203
Federal funds purchased	97,029	89,135	7,894	—	—	—
FHLB advances & Other LT Debt	838,981	50,000	788,981	—	—	—
Average interest bearing liabilities	4,650,917	156,122	4,494,795	4,112,049	299,377	3,812,672
Average Equity	500,714	87,449	413,265	426,281	64,710	361,571
Consumer loans interest income	93,524	64,643	28,881	59,238	36,492	22,746
Loan interest income *	279,427	64,667	214,760	203,852	36,492	167,360
Interest income *	324,706	65,071	259,635	248,777	36,625	212,152
Interest expense	77,119	3,372	73,747	49,317	988	48,329
Net interest income	247,587	61,699	185,888	199,460	35,637	163,823
Tax equivalent adjustment	4,434	—	4,434	4,766	—	4,766

*	Does not include taxable equivalent adjustment.

TABLE 21—CALCULATION OF RATIOS OF NET CHARGE-OFFS INCLUDING AND EXCLUDING RALs

(dollars in thousands)

	2005 YTD Annualized	2004	2003	2002	2001
Total Including RALs
Net charge-offs	$52,718	$13,525	$22,557	$14,778	$12,924
Average loans	$4,351,579	$3,804,869	$3,151,328	$2,942,082	$2,678,225

Ratio	1.62%	0.36%	0.72%	0.50%	0.48%

Total Excluding RALs
Net charge-offs	$12,540	$5,057	$14,027	$12,673	$8,730
Average loans	$4,251,893	$3,702,100	$3,029,669	$2,874,091	$2,619,325

Ratio	0.39%	0.14%	0.46%	0.44%	0.33%

TABLE 22—RECONCILIATION OF OTHER AMOUNTS WITH AND WITHOUT RAL/RT AMOUNTS

(dollars in thousands)

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Other service charges, commissions and fees	$4,854	$485	$4,369	$3,816	$474	$3,342
Noninterest revenue	14,814	720	14,094	11,241	659	10,582
Operating expense	53,814	2,077	51,737	43,349	2,177	41,172
Provision for credit losses	1,967	—	1,967	2,740	—	2,740
Income before income taxes	22,518	(1,901)	24,419	23,311	(1,486)	24,797
Provision for income taxes	8,150	(799)	8,949	8,752	(625)	9,377
Net Income	14,368	(1,102)	15,470	14,559	(861)	15,420

(dollars in thousands)

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Other service charges, commissions and fees	$16,880	$5,946	$10,934	$13,487	$3,966	$9,521
Noninterest revenue	97,927	56,891	41,036	63,242	27,908	35,334
Operating expense	155,657	15,357	140,300	134,508	12,346	122,162
Provision for credit losses	48,880	40,642	8,238	11,061	8,654	2,407
Income before income taxes	140,977	62,591	78,386	117,133	42,245	74,888
Provision for income taxes	52,764	26,320	26,444	43,436	17,764	25,672
Net Income	88,213	36,271	51,942	73,697	24,481	49,216

Income before income taxes, provision for income taxes, and net income for the RAL/RT columns in Table 22 do not include the effect of any charge or credit for funds, only interest income and expense directly earned by or incurred by the programs.

TABLE 23—FTE AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN AND OPERATING EFFICIENCY RATIO

(dollars in thousands)

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Consolidated	FTE Adjustment	Including FTE Adjustment	Consolidated	FTE Adjustment	Including FTE Adjustment
Loan income	$78,199	$80	$78,279	$60,387	$115	$60,502
Loan income excluding
RAL/RT activities	78,058	80	78,138	60,334	115	60,449
Securities income	14,720	1,158	15,878	$16,033	$1,454	$17,487
Securities income excluding RAL/RT activities	14,720	1,158	15,878	16,033	1,454	17,487
Net interest income	63,485	1,238	64,723	$58,159	$1,569	$59,728
Net interest income excluding RAL/RT activities	64,029	1,238	65,267	58,127	1,569	59,696

(dollars in thousands)

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Consolidated	FTE Adjustment	Including FTE Adjustment	Consolidated	FTE Adjustment	Including FTE Adjustment
Loan income	$279,427	$346	$279,773	$203,852	$331	$204,183
Loan income excluding RAL/RT activities	214,760	346	215,106	167,360	331	167,691
Securities income	44,785	4,088	48,873	$44,178	$4,435	$48,613
Securities income excluding RAL/RT activities	44,785	4,088	48,873	44,178	4,435	48,613
Net interest income	247,587	4,434	252,021	$199,460	$4,766	$204,226
Net interest income excluding RAL/RT activities	185,888	4,434	190,322	163,823	4,766	168,589

TABLE 24—AMOUNTS USED IN COMPUTATION OF RATIOS IN ASSET QUALITY TABLE 9

	As of or for the quarter-ended September 30, 2005			As of or for the quarter-ended June 30, 2005
	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$19,867	$—	$19,867	$21,199	$—	$21,199
Potential problem loans	140,338	1,831	138,507	117,917	7,491	110,426
Total loans	4,640,003	1,831	4,638,172	4,261,401	7,491	4,253,910
Nonperforming assets	23,024	—	23,024	24,109	—	24,109
Total assets	6,689,848	211,348	6,478,500	6,167,481	216,885	5,950,596
Provision for credit loss	1,967	—	1,967	7,901	3,115	4,786
Charge-offs	3,153	—	3,153	20,134	15,524	4,610
Recoveries	960	—	960	6,605	4,670	1,935
Allowance for credit loss	51,822	464	51,358	50,365	464	49,901

	As of or for the quarter-ended March 31, 2005			As of or for the quarter-ended December 30, 2004
	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$25,043	$—	$25,043	$22,521	$—	$22,521
Potential problem loans	86,384	—	86,384	90,785	—	90,785
Total loans	4,220,555	68,548	4,152,007	4,062,294	—	4,062,294
Nonperforming assets	27,953	—	27,953	25,431	—	25,431
Total assets	6,181,827	416,115	5,765,712	6,024,785	133,511	5,891,274
Provision for credit loss	39,012	37,527	1,485	904	(486)	1,390
Charge-offs	43,151	33,431	9,720	2,576	—	2,576
Recoveries	6,155	4,107	2,048	3,639	197	3,442
Allowance for credit loss	55,993	8,203	47,790	53,977	—	53,977

	As of or for the quarter-ended September 30, 2004			As of or for the quarter-ended June 30, 2004
	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$24,146	$—	$24,146	$23,609	$—	$23,609
Potential problem loans	102,452	1,412	101,040	98,979	2,989	95,990
Total loans	3,917,945	1,412	3,916,533	3,740,878	2,989	3,737,889
Nonperforming assets	27,056	—	27,056	26,519	—	26,519
Total assets	5,805,040	65,034	5,740,006	5,684,329	70,304	5,614,025
Provision for credit loss	2,740	—	2,740	737	—	737
Charge-offs	2,514	—	2,514	7,859	2,241	5,618
Recoveries	3,567	1	3,566	2,252	891	1,361
Allowance for credit loss	52,169	289	51,880	48,376	288	48,088

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

Note C—Most of the loans or transfers are paid to the taxpayer by means of a Company cashier’s check issued by the tax preparer. The Company records the check as a deposit liability when it is issued and then removes the check from the deposit totals when it is paid by the Company. The average balance for these outstanding checks during the first quarter was $374 million.

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

Note E—Market interest rates available for financial instruments may be plotted on a graph by their maturities, with the rates on the Y-axis (vertical) and maturities on the X-axis (horizontal). The line that connects the points will normally be a curve sloping up to the right because generally short term instruments have lower rates and long term instruments have higher rates. Based on expectations in the markets with respect to interest rate changes, the shape and slope of the curve will change. When there is a wider divergence between short term and long term rates, the slope will become steeper. When there is a narrower difference between short term and long term rates, the slope will become flatter. Occasionally the slope (or a portion of the slope) inverts and short-term rates are actually higher than long term rates.

Note F—In the Fourth Quarter of 2004, the Company recognized that it had not amortized sufficient deferred loan origination costs related to salaries for 2004. Because the amount was not material to any one of the previous quarters of 2004, the adjusting entry was posted in the Fourth Quarter. The impact on the net interest margin for the Fourth Quarter of 2004 was to lower it by approximately 15 basis points. Had the earlier quarters of 2004 been restated, the net interest margin for each of those quarters would have been approximately 5 basis points lower than the reported amount.

Note G—In the interest rate environment at September 30, 2004, some assets and liabilities were earning/paying less than 2% and could not have their interest rates decreased by 200 basis points. For purposes of the shock analysis reported in Table 4, their rates were reduced to 0%.

Note H—To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company’s information. For this quarter, the peer information is for the second quarter of 2005. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

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

Management has been working to enhance its controls in response to these internal control evaluations and internal and external audit and regulatory recommendations. During the fourth quarter of 2004, the Company strengthened the procedures for reconciling subsidiary records to the general ledger. It also engaged an accounting firm to assist it in preparing the tax provision calculations reported in its consolidated income statement for the year ended December 31, 2004 and tax asset and liability account balances as of December 31, 2004. The accounting errors were all corrected in the fourth quarter of 2004. During the first quarter of 2005, the timing of the performance of the reconciliation of accounts was changed to include reconciliations as of the end of each quarter, in addition to the other dates accounts are reconciled.

As of September 30, 2005, the end of the period covered by this report, the Company carried out an evaluation similar to that performed as of December 31, 2004 of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. While the above steps have been taken, as of the date of this report, the testing necessary to demonstrate that the two material weaknesses have been remediated has not been completed. Based on this, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2005, the Company did not maintain effective design and operation of disclosure controls and procedures.

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

The Company has been named in three class action lawsuits related to refund anticipation loans. These suits are described in Note 11, “Commitments and Contingencies,” to the Consolidated Financial Statements. The Company does not expect that the suits will have any material impact on its financial condition or operating results.

The Company is involved in various litigation of a routine nature, which is being handled and defended in the ordinary course of the Company’s business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company’s financial position.

Item 2.	Changes in Securities and Use of Proceeds

(dollars in thousands)

Period		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Begin Date	End Date
07/01/2005	07/31/2005	—	n/a	—	$18,933
08/01/2005	08/31/2005	—	n/a	—	$18,933
09/01/2005	09/30/2005	—	n/a	—	$18,933

Total		—	n/a	—

On July 17, 2003, the Company announced its Board of Directors had authorized the repurchase of up to $20 million of its common stock. Due to the anticipated capital requirements of the Company’s acquisition of Pacific Crest Capital, the Company stopped repurchasing shares in August 2003 after purchasing only $1.1 million from the authorized amount. Management anticipates that its share repurchase activity will be modest in the foreseeable future because of the anticipated impact on capital from the purchase of First Bancshares, Inc. in August 2005 and because it appears that the economy is relatively strong and loan demand is expected to increase. This authorization has no expiration date and the Company had no prior plans that expired during the second quarter of 2005.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders:

None

Item 5.	Other information

None

Item 6.	Exhibits and reports on Form 8-K

(a)	Exhibit Index:

Exhibit Number	Item Description

3(i)(a)	Certificate of Restatement of Articles of Incorporation

3(i)(b)	Certificate of Amendment of Articles of Incorporation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The following current reports on Form 8-K were filed with the Securities and Exchange Commission to date during the third quarter of 2005.

Subject		Filing Date

Item 4.01	Change in Registrant’s Certifying Accountant Announcement that registrant’s audit committee had selected Ernst & Young, LLP as its independent accountant for the year ended December 31, 2005	July 15, 2005

Item 8.01	Other Events Announcement that registrant had received all regulatory approvals required for acquisition of First Bancshares, Inc.	July 15, 2005

Item 8.01	Other Events Announcement of preliminary financial results for the quarter ended June 30, 2005	July 19, 2005

Item 9.01	Financial Statements and Exhibits Correction of Exhibits included with Current Report on Form 8-K filed June 17, 2005	July 22, 2005

Item 8.01.	Other Items Press release announcing earnings for the second quarter of 2005.	July 26, 2005

Item 4.01	Change in Registrant’s Certifying Accountant Amendment to Current Report on Form 8-K filed July 15, 2005 to include additional disclosures	July 27, 2005

Item 8.01	Other Events Announcement of completion of acquisition of First Bancshares, Inc.	August 1, 2005

Item 8.01	Other Events Announcement of introduction of a dividend reinvestment and direct stock purchase plan	August 25, 2005

Shareholders may obtain a copy of any exhibit by writing to:

Carol Kelleher

Corporate Secretary

Pacific Capital Bancorp

P.O. Box 60839

Santa Barbara, CA 93160-0839

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ William S. Thomas, Jr.
William S. Thomas, Jr.	November 9, 2005
President
Chief Executive Officer

/s/ Donald Lafler
Donald Lafler	November 9, 2005
Executive Vice President
Chief Financial Officer