Form 10-K
period 2005-12-31
PACIFIC CAPITAL BANCORP /CA/
filed 2006-03-15
CIK 357264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	DECEMBER 31, 2005
COMMISSION FILE NUMBER	0-11113

PACIFIC CAPITAL BANCORP

(Exact Name of Registrant as Specified in its Charter)

California	95-3673456
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1021 Anacapa St.
Santa Barbara, California	93101
(Address of principal executive offices)	(Zip Code)

(805) 564-6405

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes X     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes         No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes         No X

The aggregate market value of the voting stock held by non-affiliates computed June 30, 2005, based on the sales prices on that date of $37.00 per share: Common Stock—$ 1,581,149,231. This amount is based on reported beneficial ownership by all directors and executive officers and the registrant’s Employee Stock Ownership Plan; however, this determination does not constitute an admission of affiliate status for any of these stockholders.

As of February 28, 2006, there were 46,683,513 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant’s Proxy Statement for the Annual Meeting of Shareholders on May 25, 2006 are incorporated by reference into Part III.

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

Subsequent to the Bank Merger, the Company opened an additional banking office in the Simi Valley area of Ventura County. Pacific Crest Capital Inc. (“PCCI”) was acquired in March 2004. Its subsidiary, Pacific Crest Bank with its deposit offices and lending activities was merged into PCBNA. The deposit offices are located in Encino and Beverly Hills in Los Angeles County, and in San Diego in San Diego County. The lending activities of the former Pacific Crest Bank are conducted in a number of western states. Primarily these loans are for income producing properties and loans to small businesses guaranteed by the Small Business Administration. PCCI was merged into the Bancorp. First Bancshares, Inc. (“FBSLO”) was acquired in August 2005. Its subsidiary, First Bank of San Luis Obispo, with its deposit offices and lending activities in San Luis Obispo County, was merged into PCBNA. FBSLO was merged into the Bancorp. PCBNA now has 48 banking offices from San Diego in the South to Morgan Hill in the North. The Company continues to use the brand names of Santa Barbara Bank & Trust, First National Bank of Central California, South Valley National Bank, First Bank of San Luis Obispo and San Benito Bank in their respective market areas, and Pacific Capital Bank for the three former offices of Pacific Crest Bank.

The Company has several other subsidiaries. PCB Services Corporation was formed in 1988. This subsidiary, which was primarily involved in mortgage brokering services and the servicing of brokered loans, ceased those activities in 2001 and now has only insignificant activities. A second, Pacific Capital Services Corporation, is inactive. There are two additional subsidiaries, SBB&T Automobile Loan Securitization Corporation and SBB&T RAL Funding Corporation, that are or were used in the securitizations mentioned in Note 11 to the Consolidated Financial Statements on page 104.

(b)  Financial Information about Industry Segments

Information about industry segments is provided in Note 25 to the Consolidated Financial Statements in Item 8 which begins on page 123 of this report. In addition, the following information is provided to assist the reader in understanding the Company’s business segments:

(i)	Geographical areas—As explained in (a) above, the Company’s deposit businesses are conducted in nine California counties. Approximately 29% of this business is conducted in a northern region consisting of the four counties of Monterey, Santa Cruz, San Benito, and Santa Clara. Approximately 66% of this business is conducted in a region consisting of the three counties of Santa Barbara, Ventura and San Luis Obispo. The three banking offices in Encino, Beverly Hills (Los Angeles County) and San Diego County account for about 5% of the deposits. The use of the separate brand names is for community recognition only, all offices are legally branches of PCBNA, and all of these banking offices are administered under one management structure.

In addition to the retail and business deposits managed by the above banking offices, the Company makes use of brokered deposits and deposits received from the State of California, both of which are administered by the Company’s Treasury department.

The Company’s lending businesses are organized broadly by product line, not region. There is one manager for commercial lending, another for consumer lending, and one for Wealth Management lending to high net worth customers.

Several of the Company’s businesses are conducted over a wider geographic area than the nine counties listed above. The income tax refund businesses described in Management’s Discussion and Analysis in Item 7 of this Annual Report (“MD&A”) on pages 59 through 66 and which comprise a separate reportable segment in Note 25 to the Financial Statements, are conducted in all 50 states. The commercial equipment leasing business is also conducted nation-wide, but primarily throughout the Western United States. The indirect auto lending business is also conducted in several counties in California other than the counties listed above. Neither the commercial equipment leasing nor the indirect automobile lending businesses comprise an individual segment reportable in Note 25. As described above, the lending businesses acquired with PCCI are conducted in California, Arizona, Texas, and Oregon.

(ii)	Foreign operations—The Company has no foreign operations of its own. The Company does lend to and provide letters of credit and other trade-related services to a number of commercial enterprises that do business abroad. None of these customer relationships generate a significant portion of the Company’s revenues.

(iii)	There are no facts that, in the opinion of Management, would indicate that the three-year segment information provided in Note 25 may not be indicative of current or future operations of the segments reported aside from (a) the impact of changes on interest income and interest expense from changes in prevailing market rates that may occur in 2006 and subsequent years (which primarily impact the Consumer Banking and Commercial Segments), (b) expenses incurred in connection with the Company’s technology investments described on page 52 of the MD&A, (c) changes in reporting relationships that could cause realignment of the reportable segments, and (d) a change in the national, state or local economy that could cause an adverse impact on the ability of borrowers to repay their loans.

(c)  Narrative Description of Business

Holding Company:  Bancorp is a bank holding company. As of December 31, 2005, as described above, it had one bank subsidiary, PCBNA. Bancorp provides support services to its subsidiary bank. These services include executive management, legal, accounting and treasury, and investor relations.

Bank Products and Services:  PCBNA offers a full range of commercial banking services to households, professionals, and small- to medium-sized businesses. These include various commercial, real estate and consumer loan, leasing and deposit products. PCBNA offers other services such as electronic funds transfers and safe deposit boxes to both individuals and businesses. In addition, services such as lockbox payment servicing, foreign currency exchange, letters of credit, and cash management are offered to business customers. PCBNA also offers trust and investment services to individuals and businesses. These include acting as trustee or agent for living and testamentary trusts, charitable remainder trusts, employee benefit trusts, and profit sharing plans, as well as executor or probate agent for estates. Investment management and advisory services are also provided.

PCBNA also offers two products related to income tax returns filed electronically. The Company is one of three financial institutions, which together provide over 90% of these products on a national basis. The Company provides these products to taxpayers who file their returns electronically. For both products, the taxpayer instructs the Internal Revenue Service to remit his/her refund to the Company. In the case of a Refund Anticipation Loan (RAL), the Company will have lent the taxpayer some portion of the amount of his/her refund and will apply the refund when received from the IRS to repayment of the loan. In the case of a Refund Transfer (RT), the Company will forward the refund to the taxpayer once it has been received from the IRS. As a loan product, there is credit risk associated with a RAL. There is no credit risk associated with an RT. Because they are associated with income tax returns, there is a high degree of seasonality to the income from these programs. These programs are more fully described in the MD&A on pages 59 through 66.

Additional information about the products of the various business segments of PCBNA is provided in Note 25 of the Financial Statements.

Customer concentration:  No customer individually accounts for 10% or more of consolidated revenues.

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

Employees:  The Company currently employs the equivalent of 1,505 full time employees. Additional employees would be added if new opportunities for geographic expansion or other business activities should occur.

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

ITEM 1A.	RISK FACTORS

Various risk factors to which the Company is exposed are discussed in specific sections of Management’s Discussion and Analysis in Item 7 of this Annual Report.

That events may not occur as anticipated by the Company is discussed in the Introduction in the section titled “Forward-Looking Statements.”

That estimates made in the accounting process by Management may prove inaccurate is discussed in the section titled “Critical Accounting Policies.”

The risk from external events including economic conditions, regulatory considerations, and competition are discussed in the section titled “External Factors Impacting the Company.”

Risk factors related to changes in interest rates are discussed in two sections, “The Impact of Changes in Assets and Liabilities to Net Interest Income and Net Interest Margin” and “Interest Rate Risk.”

Credit risk factors are also discussed in two sections, “Allowance for Credit Losses” and “Credit Losses.”

Liquidity risk is discussed in “Liquidity.”

Risks specific to the tax refund programs are discussed in the section titled “Tax Refund Anticipation Loan and Refund Transfer Programs.”

In addition to these risks discussed in sections of Item 7, the nature of and the risk from the litigation in which the Company is involved is disclosed in Note 18 to the financial statements.

ITEM 1B.	UNRESOLVED COMMENTS

There are no comments received from Securities Exchange Commission staff regarding its periodic or current reports that are unresolved. No comments have been received from the staff in the last three years.

ITEM 2.	PROPERTIES

The Company maintains its executive offices in leased premises at 1021 Anacapa St., Santa Barbara, California. The Trust & Investment Services Division is also located in this building. The Company leases other premises in the Santa Barbara area for Information Technology, Operations Support and other administrative functions and other premises in Ventura County for its Delinquency Management Unit and for the relationship managers in that county. Of the 48 branch banking offices, 34 are leased in whole or part. The 48 branch offices are located in the nine California counties mentioned above in Item 1(a). The Company owns the building used by its Residential Real Estate, Business Services, and International Banking units.

The Company has obtained the master lease on the shopping center where one of its branch offices is located. As explained in Note 14 to the Consolidated Financial Statements in Item 8 of this Annual Report on page 106, the portion of the lease related to the building is classified as a capital lease.

Premises are utilized based on needed space and the geography of the customer served. There is no necessary correspondence between use of the buildings and business segments. For example, in addition to employees providing deposit related services, portions of the branch offices frequently house Consumer and Commercial Banking segment employees involved in lending activities. Similarly, of the Residential Real Estate, Business Services, and International Banking units housed in the building mentioned above, the first is in the Consumer Banking segment and the second two are in the Commercial Banking segment. Rather than attempt an allocation of ownership of these assets, for segment reporting in Note 25, all buildings are recognized as assets of the “All Other”

segment, but rental expenses are generally charged to the business segments using the properties when allocation is practicable.

The buildings are of various ages and consequently require varying levels of maintenance. All are suitable and adequate for their intended use.

ITEM 3.	LEGAL PROCEEDINGS

The Company has been named in several lawsuits filed by customers and others. The significant suits are described in Note 18 to the Consolidated Financial Statements in Item 8 on page 114 of this report. The Company does not expect that these suits will have any material impact on its financial condition or operating results.

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

(a)  Market Information

The Company’s common stock trades on The Nasdaq Stock Market under the symbol “PCBC”. The following table presents the high and low closing sales prices of the Company’s common stock for each quarterly period for the last two years as reported by The Nasdaq Stock Market:

	2005 Quarters				2004 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Range of stock prices:
High	$38.23	$39.36	$37.00	$33.46	$34.54	$30.18	$30.41	$30.19
Low	$32.39	$29.86	$26.64	$27.89	$29.34	$26.30	$25.87	$26.75

(b)  Holders

There were approximately 10,500 shareholders as of December 31, 2005. This number includes an estimate of the number of shareholders whose shares are held in the name of brokerage firms or other financial institutions. The Company is not provided with the exact number or identities of these shareholders, but has estimated the number of such shareholders from the number of shareholder documents requested by these firms for distribution to their customers.

Based on filings with the SEC by institutional investors, approximately 33% of the Company’s shares are owned by these institutions. These institutions may be investing for their own accounts or acting as investment managers for other investors.

(c)  Dividends

The Company declares cash dividends to its shareholders each quarter. Its policy is to declare and pay dividends of between 35% and 40% of its net income to shareholders. The following table presents cash dividends declared per share for the last two years:

	2005 Quarters				2004 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Cash dividends declared	$0.20	$0.20	$0.20	$0.18	$0.18	$0.18	$0.17	$0.17

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The required table for this section of Item 5 is included in Note 19 to the Consolidated Financial Statements in Item 8 on page 116 of this report and is hereby incorporated by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table compares selected financial data for 2005 with the same data for the four prior years. The Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8 and Management’s Discussion and Analysis in Item 7 on the next page explain reasons for the year-to-year changes. The following data has been derived from the Consolidated Financial Statements of the Company and should be read in conjunction with those statements, which are included in this report.

(amounts in thousands except per share amounts)	2005	Increase (Decrease)	2004	2003	2002	2001
RESULTS OF OPERATIONS:
Interest income	$426,157	$99,976	$326,181	$272,189	$266,746	$291,108
Interest expense	111,505	42,294	69,211	53,933	62,799	97,226
Net interest income	314,652	57,682	256,970	218,256	203,947	193,882
Provision for credit losses	53,873	41,064	12,809	18,286	19,727	26,671
Other operating income	111,923	36,288	75,635	80,281	73,784	65,726
Non-interest expense:
Staff expense	108,023	13,326	94,697	83,902	74,420	69,788
Other operating expense	106,382	21,173	85,209	78,336	68,868	73,362
Income before income taxes	158,297	18,407	139,890	118,013	114,716	89,787
Provision for income taxes	59,012	7,066	51,946	42,342	39,865	33,676
Net Income	$99,285	$11,341	$87,944	$75,671	$74,851	$56,111
DILUTED PER SHARE DATA:
Average shares outstanding	46,358	447	45,911	46,083	46,653	47,359
Net Income	$2.14	$0.22	$1.92	$1.64	$1.60	$1.18
Cash dividends declared	$0.78	$0.09	$0.69	$0.60	$0.53	$0.38
Cash dividends paid	$0.78	$0.09	$0.69	$0.60	$0.53	$0.50
FINANCIAL CONDITION:
Total loans	$4,897,286	$834,992	$4,062,294	$3,180,879	$3,019,820	$2,799,092
Total assets	6,876,159	851,374	6,024,785	4,859,630	4,219,213	3,960,929
Total deposits	5,017,866	505,576	4,512,290	3,854,717	3,516,077	3,365,575
Long-term debt*	803,212	(29,040)	832,252	491,100	252,000	175,000
Total shareholders’ equity	545,256	85,574	459,682	399,048	371,075	325,876
OPERATING AND CAPITAL RATIOS:
Average total shareholders’ equity to average total assets	8.08%	0.49%	7.59%	8.38%	8.40%	8.33%
Rate of return on average:
Total assets	1.55%	0.01%	1.54%	1.63%	1.80%	1.45%
Total shareholders’ equity	19.18%	-1.12%	20.30%	19.44%	21.46%	17.46%
Tier 1 leverage ratio	6.57%	0.24%	6.33%	7.46%	7.94%	7.70%
Tier 1 risk-based capital ratio	8.02%	-0.16%	8.18%	10.06%	9.77%	9.78%
Total risk-based capital ratio	11.33%	-0.77%	12.10%	13.33%	12.10%	12.23%
Dividend payout ratio	36.4%	0.5%	35.9%	36.5%	32.7%	32.1%

*Includes obligations under capital lease.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pacific Capital Bancorp and Subsidiaries

INTRODUCTION

Purpose and Definition of Terms

The following provides Management’s comments on the financial condition and results of operations of Pacific Capital Bancorp and its subsidiaries. Unless otherwise stated, “the Company” refers to this consolidated entity and “we” refers to the Company’s Management. You should read this discussion in conjunction with the Company’s Consolidated Financial Statements and the notes to the Consolidated Financial Statements. These statements and notes are presented on pages 72 through 131 of this Annual Report on Form 10-K. “Bancorp” will be used when referring to the parent company only. Terms with which you may not be familiar are printed in bold and defined the first time they occur or are defined in a note on pages 68 through 71. These notes are designated by a letter. References to notes designated by a number refer to notes to the Consolidated Financial Statements that are found on pages 82 through 131 of this document. The impact of recent accounting pronouncements is disclosed in Note 1.

Subsidiaries

The Company has one subsidiary bank, Pacific Capital Bank, N.A. (“PCBNA”). PCBNA continues to use brand names of banks from which it was formed or which the Company acquired and merged into PCBNA. PCB Services Corporation is a non-bank subsidiary of Bancorp which was primarily involved in mortgage brokering and the servicing of brokered loans. It ceased this business and became essentially inactive in 2001. The Company has a second inactive subsidiary, Pacific Capital Services Corporation. The Company has two subsidiaries that are special purpose entities which are used in the securitizations mentioned in Note 11 on page 104. One of these, SBB&T Automobile Loan Securitization Corporation, is now inactive, as the securitization it was used for has been closed. The three subsidiaries used for the trust preferred securities described in Note 14 on page 106 are not consolidated with the Company and the rest of its subsidiaries. The reason they are not consolidated is explained in the “Consolidation of Variable Interest Entities” section of Note 1 on page 90.

Forward-Looking Statements

This discussion and analysis provides insight into Management’s assessment of the operating trends over the last several years and its expectations for 2006. Such expressions of expectations are not historical in nature and are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties with respect to the Company include:

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

GAAP AND NON-GAAP MEASURES

In various sections of this discussion and analysis, we have called attention to the significant impacts on the Company’s balance sheet and year to date income statement caused by its tax refund anticipation loans (“RAL”) and refund transfer (“RT”) programs. These programs account for approximately one-third of the Company’s pretax income. We have discussed the results of operations and actions taken by the Company to manage these programs in the section below titled “Tax Refund Anticipation Loan and Refund Transfer Programs” on page 59 through 66. Included in the discussion is a summary statement of the results of operations for the programs. These programs comprise one of the Company’s operating segments for purposes of segment reporting in Note 25, “Segment Disclosure,” to the Consolidated Financial Statements. As such, Management believes that separately reporting operating results for the programs is consistent with accounting principles generally accepted in the United States (“GAAP”).

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

In the section of this discussion that explains the RAL and RT programs, “Tax Refund Anticipation Loan and Refund Transfer Programs” that begins on page 59, we include several tables that reconcile all numbers and ratios reported in this discussion exclusive of the RAL/RT balances or results to the same numbers and ratios for the Company as a whole reported in the Consolidated Financial Statements. The reconciliations for amounts and ratios related to credit quality are included in Table 9B on page 43. The tables provide the consolidated numbers or ratios, the RAL/RT adjustment, and the numbers or ratios exclusive of the RAL/RT adjustment.

In addition to the non-GAAP measures computed related to the Company’s balances and results exclusive of its RAL and RT programs, we have included in this analysis and discussion other financial information determined by methods other than in accordance with GAAP. We use these non-GAAP measures in our analysis of the business and its performance. In particular, net interest income, net interest margin and operating efficiency are calculated on a fully tax-equivalent basis (“FTE”).

The use of FTE measurement is a common practice in banking and Management finds that calculating these measures on an FTE basis provides a useful picture of net interest income, net interest margin and operating efficiency for comparative purposes. The efficiency ratio also uses net interest income on an FTE basis. The calculation of net interest income on this basis is explained in Note A. Table 2 contains a reconciliation of the amounts and ratios with and without the FTE adjustment. Net interest income as reported on the Company’s Consolidated Income Statement in Item 8 of this Annual Report on Form 10-K is not reported on an FTE basis.

OVERVIEW OF EARNINGS PERFORMANCE

In 2005, the Company earned net income of $99.3 million, or $2.14 per diluted share. This represents a 13% increase over the $87.9 million net income, or $1.92 per diluted share reported for 2004.

The significant factors impacting net income for 2005 compared to 2004 were:

•	the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board raised its target Federal funds rate eight times totaling 2% during 2005;
•	we saw an increase of approximately 11.9% in transaction volumes in our income tax refund loan and transfer programs; interest income on the loans and fees on the transfers increased accordingly; interest income and provision expense also increased because of a change in our contract with one of the companies with whom these are provided;
•	loan balances increased approximately $618 million exclusive of the loans purchased with FBSLO;
•	we introduced a “no-fee” checking product in late 2003 that continued to grow in 2005, providing relatively low cost funds;
•	non-performing assets declined by just under $5 million permitting a smaller increase in the allowance for credit losses to the increase in loans;
•	we had losses of $730,000 in 2005 in the securities portfolio compared to losses of $2.0 million in 2004; and
•	noninterest expenses increased primarily due to a full year of salaries for the staff added from the PCCI purchase, five months of salary expense for the staff added from the purchase of the FBSLO and consulting expense and depreciation/amortization expense related to the installation of new core accounting and customer relationship management software.

Each of these items will be addressed in more detail in various sections of this discussion.

In 2004, the Company earned net income of $87.9 million, or $1.92 per diluted share. This represents a 16% increase over the $75.7 million net income or $1.64 per diluted share reported for 2003.

The significant factors impacting net income for 2004 compared to 2003 were:

•	the FOMC raised its target Federal funds rate five times during 2004;
•	we saw an increase of approximately 10% in transaction volumes in our income tax refund loan and transfer programs; interest income on the loans and fees on the transfers increased accordingly;
•	the purchase of PCCI added new loans and deposits to increase net interest income;
•	loan balances increased approximately $462 million exclusive of the loans purchased with PCCI;
•	we introduced a “no-fee” checking product in late 2003 that continued to grow in 2004, providing relatively low cost funds;
•	we received significant payments on loans that had been charged-off in prior years permitting a very low provision expense for credit losses;
•	we had losses of $2.0 million in 2004 in the securities portfolio compared to gains of $2.0 million in 2003 as we sold low-yielding securities in 2004 at a loss to reposition the proceeds in higher yielding securities; and
•	noninterest expenses increased primarily due to the new staff added from the PCCI purchase and consulting expense for implementing the Sarbanes-Oxley Act.

From a longer range perspective, for the five years of 2001 through 2005, the Company’s net income increased at a compound annual rate of 14.0%. Among the reasons for this favorable trend of increase in net income have been:

•	the integration of six new branch offices through acquisitions;
•	growth in the tax refund anticipation loan (“RAL”) and refund transfer (“RT”) programs;
•	strong loan demand—compound annual growth of 14.2% exclusive of acquisitions;
•	continued growth in service charges and fee income; and
•	cost savings related to its mergers.

Measures and ratios of profitability, specifically return on assets, return on equity, the operating efficiency ratio and net interest margin with and without the RAL and RT program, may be found in Table 16G.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies for significant balance sheet and income statement accounts are disclosed in Note 1 to the consolidated financial statements beginning on page 82. Management believes that a number of these are critical to the understanding of the Company’s financial condition and results of operation because they involve estimates, judgment, or are otherwise less subject to precise measurement and because the quality of the estimates materially impact those results. This section is intended (1) to identify those critical accounting policies used in the preparation of the Consolidated Financial Statements; (2) to help the reader understand the methodology used in determining these estimates; (3) to identify assumptions used in determining these estimates; and (4) to give readers an understanding of the impact those estimates have on the presentation of a company’s financial condition, changes in financial condition or results of operations.

The preparation of Consolidated Financial Statements in accordance with GAAP requires Management to make certain estimates and assumptions that affect the amounts of reported assets and liabilities as well as contingent assets and liabilities as of the date of these financial statements. Some of these critical estimates concern past events that are uncertain or otherwise not subject to direct measurement. Others involve predictions regarding future events. As events occur and these estimates and assumptions are confirmed or are shown to require adjustment, they affect the reported amounts of revenues and expenses during the reporting period(s). Although Management believes these estimates and assumptions to be reasonably accurate, actual results may differ.

The principal areas in which significant estimates and management judgment are used are as follows:

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

With respect to loans that are not deemed to be wholly uncollectible, an estimate of the amount of the probable losses incurred in the Company’s loan portfolio must still be made. This estimate is used to determine the amount of the allowance for credit losses and therefore the periodic charge to income for the provision for credit losses expense. A description of the method of developing the estimate is described in the section below titled “Allowance for Credit Losses” on page 40 and in Note 1 on page 85. If the actual losses incurred in future periods materially exceed the estimate of probable losses developed by Management, then the Allowance for Credit Losses will have been understated and the Company will have to record additional provision expense as the actual amount of losses are recognized. If the losses currently in the portfolio are materially less than the estimate, then the Company will reverse the excess allowance through provision expense in future periods.

Events or circumstances that can cause losses that eventually occur to be substantially different than the current estimate are primarily a lack of sufficient information about borrowers’ financial condition or changes in their financial condition over time. A lack of sufficient information occurs because the borrower does not provide the information on a timely basis or because it is incomplete or inaccurate.

As discussed in the section below titled “Credit Losses” beginning on page 43, it is normal for there to be differences, sometimes significant, between the estimate of credit losses and the eventual actual losses. The Company experienced such differences in 2005 and 2004 for loans other than RALs. In earlier years, we had estimated that certain loans were uncollectible and that we would be paid less than the outstanding amount for certain other loans. Consequently we had charged-off the first group of loans and allocated allowance for credit loss to the second group equal to our estimate of what we would not be paid. In 2004, a significant amount of payments were received on some of these loans. These collections or recoveries were added back to the allowance for credit loss. This resulted in a lower provision expense than would have otherwise been the case because this added allowance was then available to cover estimated losses on other loans in 2005 a lesser, but still significant, amount was collected. In essence, a portion of the allowance was provided by the recoveries rather than by provision expense.

Realizing the benefit of Deferred Tax Assets:  The Company’s deferred tax assets are explained in the section below titled “Income Tax Expense” on page 58 and in Note 16 on page 111. The Company uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized. If future income should prove non-existent or not sufficient to recover the amount of the deferred tax assets within the tax years to which they may be applied, the assets will not be realized and the Company’s net income will be reduced.

The Company’s pretax income for 2005 was $158 million, more than eight times the net deferred tax asset of $18 million. Consequently, the Company considers that realization of the deferred tax asset involves very little risk.

Actuarial estimates used in Retiree Health Plan:  The Company uses certain estimates to determine its liability for Post Retirement Health Benefits. These estimates include the life expectancy and, length of time before retirement for employees, the long-term rate of return on assets, and future rates of growth of medical costs. Should these estimates prove materially wrong such that the liability is understated, the Company will either incur more expense to provide the benefits or it will need to amend the plan to limit benefits. The primary estimate involved in the determination of this liability is the rate of future increases in health costs. The sensitivity of the liability to a 1% change in the assumed rates of growth is disclosed in Note 15.

Prepayment assumptions used in determining the amortization of premium and discount for securities:  Mortgage-backed or asset-backed securities make up 58% of the Company’s investment securities. These securities are subject to the prepayment of principal of the underlying loans. The rate at which prepayments are expected to occur in future periods impacts the amount of premium to be amortized in the current period. This is because holders of securities are required to recognize an amortization amount each period that would result in the same effective interest rate for the security if prepayments in fact occur as estimated. If prepayments in a future period are higher than estimated, then the Company must amortize a larger amount of premium in that future period. In that way, the total premium amortized to date as of the end of that future period will equal the amount that would have been amortized had the higher prepayment rate been experienced during all past periods over which the security was held. If future prepayments are less than estimated, then less premium will be amortized in the future period to similarly result in an amount of premium amortization life-to-date as if the lower rate of prepayments had been experienced from the purchase of the security. The Company estimates prepayment rates based on the current interest rate environment because interest rates change from period to period, prepayment rates will change and there will be over and under estimates. The result then of an over or under estimate is to introduce volatility to interest income.

During the last three years, amortization of premium on these securities has varied from $0.5 million to $2.0 million per quarter depending on the prepayment assumptions used. The Company is able to compare its prepayment assumptions with published market estimates to avoid using unrealistic assumptions. With the declining balance in the portfolio and the available market confirmation, the Company expects that the result of using an overestimate or underestimate would not be material to any quarter’s results.

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

Business Combinations:  Assets and liabilities acquired in business combinations are recorded at fair value. The Company uses a variety of methodologies to estimate these fair values. In general the methodologies are the same as those used in determining the fair value of assets and liabilities as described in Note 24 beginning on page 121. The fair value of most financial assets and liabilities are determined by discounting the anticipated cash flows from or for the instrument using current market rates applicable to each category of instrument. Where market quotes may be available as in the case of securities, these are used in preference to estimates determined by discounting cash flows. Because the excess of consideration paid in the business combination over the fair value of the net assets is recorded as goodwill, errors in the estimation process of the fair value of acquired assets and liabilities will result in an overstatement or understatement of goodwill. This in turn will result in overstatements or understatement of income and expenses and, in the case of an overstatement of goodwill, could make the Company more subject to an impairment charge when the overstatement is discovered in its annual assessment for impairment.

Goodwill and other intangible assets:  The Company has recorded $150 million in goodwill and other intangible assets arising from business combinations. As discussed in Note 9 on page 103, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods, preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the future cash flows were materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value.

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

Economic Conditions

From a national perspective, the most significant economic factors impacting the Company in the last three years have been a slow growth in the economy during 2003 and the actions of the FOMC to increase the pace of that growth followed by faster growth in 2004 and 2005 accompanied by FOMC increases in short-term interest rates to limit potential inflationary impacts from that growth. The FOMC had lowered its target short-term rate once in 2003 by 0.25% to its lowest rate in 45 years. This series of changes especially the extreme rate of decline in 2001 when the Fed lowered rates by 4.25%, impacted the Company as market rates for loans, investments and deposits responded to the Fed’s actions. These impacts are discussed in detail in the sections below titled “The Impact of Changes in Asset and Liability Balances to Net Interest Income and Net Interest Margin” and “Interest Rate Risk.” In 2004, the FOMC raised short-term interest rates by 1.25%. These increases did not have a significant impact on the Company in 2004. Continued increases totaling 2.00% in 2005 had a more substantial impact as discussed in those same sections.

Selected customers in the hospitality and tourist industries continued to be impacted in 2002 and 2003 by the consequences of the events of September 11, 2001. Agriculture faced price pressures during 2002, but there was price firming in the row crops segment during 2003 and 2004. The wine industry remained unsettled during 2003 and 2004 with inventory high and new vines coming into production but stabilized in 2005, with excess inventory mostly absorbed. The high tech segment continued to show uncertain and varying results. Housing markets showed some slowdown in sales and refinancings in 2004, but generally prices continued to increase with the high-end residential properties showing some volatility. Sales and price increases slowed in 2005. During 2003, loan demand for commercial real estate markets slowed compared to 2002, but picked up again in 2004 and was strong in 2005. Loan demand from small businesses continued to grow at a moderate rate, except for leasing, for which outstanding balances grew 55% in 2004 and 23% in 2005. Consumer loan demand aside from residential real estate also picked up in 2004.

Regulatory Considerations

Bank Regulation:  Changes in regulations and/or the regulatory environment impact the Company. The OCC is the primary regulator for PCBNA because it is a nationally chartered bank. The Federal Reserve Bank (“FRB”) of San Francisco is the regulator for the Bancorp because it is a bank holding company.

Regulation impacts the Company in several ways:

•	the Federal Reserve Board may change the amount of cash that banks must hold with the reserve bank in their district to manage the money supply;
•	the OCC may impose restrictions on the type and features of products or services offered to customers;
•	it is necessary to obtain approval for business combinations from regulatory agencies;
•	the regulatory agencies conduct periodic examinations;
•	there are legal and regulatory restrictions on the amount of dividends that a subsidiary bank can pay to its parent;
•	the Company must ensure it is in compliance with fair lending, anti-money laundering, bank secrecy, and community reinvestment legislation; and
•	regulation sets minimum capital requirements.

The actions which the various banking agencies can take with respect to financial institutions which fail to maintain adequate capital and comply with the other requirements are discussed below in the section titled “Legislation and Regulation” on page 55.

Non-banking regulation:  As a public company, the Company is also subject to many laws and regulations related to securities issuance. Especially important in 2003, 2004, and 2005, is the Sarbanes-Oxley Act of 2002. Passed in response to corporate accounting and reporting failures, the act requires all large public companies as of December 31, 2004 to document their internal controls over financial reporting, evaluate the design and effectiveness of those controls, periodically test all significant controls to ensure they are functioning, and provide a certification by the Chief Executive Officer and Chief Financial Officer of the documentation, evaluation, and testing. The act further requires companies’ independent registered public accounting firm to evaluate this assertion.

The required certification is included in this Annual Report on Form 10-K on page 140 and the conclusion of the Company’s independent registered public accounting firm regarding this assertion is included in its opinion on page 74.

Competition

The Company faces competition from other financial institutions and from businesses in other industries that have developed financial products. Banks once had an almost exclusive franchise for deposit products and provided the majority of business financing. With deregulation in the 1980’s, other kinds of financial institutions began to offer competing products. Also, increased competition in consumer financial products has come from companies not typically associated with the banking and financial services industry. Similar competition is faced for commercial financial products from insurance companies and investment bankers. Competition from companies that are not banks is also developing for payments processing. Often this activity is associated with Internet auction sites and other e-commerce. Community banks, including the Company, attempt to offset these trends by developing new products that capitalize on the service quality that a local institution can offer. Among these are new loan, deposit, and investment products. The Company’s primary competitors are different for each specific product and market area. While this offers special challenges for the Company in marketing of products, it offers protection from one competitor dominating the Company in its market areas.

For deposit products, the primary competition is from other local independent banks and the local branches of larger national and regional banks. The primary competition for consumer loans is from larger banks that can offer very fast decisions and low prices because of their investments in automation. For commercial loans, the primary competition is again from both local banks and regional/national banks based on local contacts for the former and price for the latter. Competition for residential real estate comes from both larger banks with their automation and from independent loan brokers that capitalize on relationships with realtors and title insurance firms. For fiduciary services, competition comes from local offices of larger financial institutions that capitalize on brand familiarity and from small independent money managers that suggest banks are too conservative in their money management style.

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

THE IMPACT OF CHANGES IN ASSETS AND LIABILITIES TO NET INTEREST INCOME AND NET INTEREST MARGIN

The Company earns its income primarily from two sources. The first of these sources is from the management of its financial assets and liabilities and the second is from charging fees for services provided. The first source involves functioning as a financial intermediary; that is, the Company accepts funds from depositors or obtains funds from other creditors and then either lends the funds to borrowers or invests those funds in securities or other financial instruments. Income is earned as a spread between the interest earned from the loans or investments and the interest paid on the deposits and other borrowings. The second source, fee income, is discussed in other sections of this analysis, specifically in “Noninterest Revenue” on page 49 and “Tax Refund Anticipation Loan and Refund Transfer Programs” on page 59.

We monitor asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. We respond to all of these to protect and increase income while managing risks within acceptable levels as set by the Company’s policies. In addition, alternative business plans and contemplated transactions are analyzed for their impact on the level of risk assumed by the Company. This process, known as asset/liability management, is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and other borrowings in ways described below. The management staff responsible for asset/liability management operates under the oversight of the Asset/Liability Committee and provides regular reports to the Board of Directors. Board approval is obtained for major actions or the occasional exception to policy.

Changes in Net Interest Income and Net Interest Margin

Net interest income is the difference or spread between the interest and fees earned on loans and investments (the Company’s earning assets) and the interest expense paid on deposits and other liabilities. Net interest income or the amount by which interest income exceeds interest expense depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest-bearing deposits and liabilities, and (2) the interest rate earned on those interest earning assets compared with the interest rate paid on those interest-bearing deposits and liabilities.

The Company’s earning assets generally exceed its interest-bearing liabilities by 25%—33%. This occurs as the Company is able to fund a significant proportion of its earning assets with noninterest demand accounts.

The comparison of rates earned and rates paid is usually done with an analysis of the Company’s net interest margin. Net interest margin is net interest income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets. Net interest income is expressed using a tax equivalent adjustment (Note A) to reflect the fact that the interest income on some municipal securities and loans is exempt from Federal income tax.

Table 1 compares the changes in tax equivalent net interest income and tax-equivalent net interest margin from 2003 to 2004 and from 2004 to 2005.

TABLE 1—Changes in Tax Equivalent Net Interest Income and Net Interest Margin

(dollars in thousands)	Tax-equivalent net interest income	Average earning assets	Average interest- bearing liabilities	Tax-equivalent net interest margin
2003	$224,835	$4,326,896	$3,267,652	5.20%
Amount of change	$38,482	$973,018	$921,116	-0.23%
% change	17.1%	22.5%	28.2%	-4.42%
2004	$263,317	$5,299,914	$4,188,768	4.97%
Amount of change	$57,337	$586,287	$555,362	0.48%
% change	21.8%	11.1%	13.3%	9.66%
2005	$320,654	$5,886,201	$4,744,130	5.45%

Tax equivalent net interest income increased each year, 17.1% from 2003 to 2004 and 21.8% from 2004 to 2005 as would be expected given the growth in earning assets—22.5% from 2003 to 2004 and 11.1% from 2004 to 2005. The Company’s net interest margin decreased from 5.20% in 2003 to 4.97% in 2004, and increased to 5.45% for 2005. Management uses the information in Tables 2 and 3 to analyze these changes in net interest income and net interest margin.

Table 2, “Distribution of Average Assets, Liabilities, and Shareholders’ Equity and Related Interest Income, Expense and Rates,” sets forth the average daily balances (Note B) for the major asset and liability categories, the related income or expense where applicable, and the resultant yield or cost attributable to the average earning assets and interest-bearing liabilities. Changes in the average balances and the rates received or paid depend on market opportunities, how well the Company has managed interest rate risks, product pricing policy, product mix, and external trends and developments.

Table 3, “Volume and Rate Variance Analysis of Net Interest Income,” analyzes the changes in net interest income from 2003 to 2004 and from 2004 to 2005 that are reported in Table 2. The analysis shows the impact of volume and rate changes on the major categories of assets and liabilities from one year to the next. The table explains what portion of the difference or variance in interest income or expense from one year to the next for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates.

For example, Table 2 shows that interest income from nontaxable securities increased by $188,000 from $16.2 million for 2004 to $16.4 million for 2005. The average balance increased from $184 million to $198 million and the average tax equivalent rate earned decreased from 8.80% to 8.28%. Table 3 shows that the $188,000 increase in interest income was actually the sum of a $1.182 million increase in interest income from the larger balance of securities held in 2005 compared to 2004 and a decrease of $994,000 due to a decrease in the average rate received.

A shift in the relative size of the major balance sheet categories has an impact on net interest income and net interest margin. For example, to the extent that funds received from maturing or sold securities can be repositioned into loans instead of re-invested securities, earnings increase because of the higher rates paid on loans. However, changing the asset mix in this way comes at the price of additional risks that must be successfully managed. Additional credit risk is incurred with loans compared to the very low risk of default loss on securities, and the Company must carefully monitor the underwriting process to ensure that the benefit of the additional interest earned is not offset by additional credit losses. Also, because loans cannot be sold as easily as securities, the Company incurs more liquidity risk. Another example relates to the liability side of the balance sheet. In general, depositors are willing to accept a lower rate on their funds than are other providers of funds because of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. To the extent that the Company can fund asset growth by deposits, especially the lower cost transaction accounts, rather than borrowing funds from other financial institutions, the average rates paid on funds will be less, and net interest income more. The lower cost transaction accounts, however, are demand accounts. While they generally are the result of stable relationships, these funds may be withdrawn by depositors at any time, whereas higher costs forms of borrowing generally have set maturities around which the Company can plan.

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

The Impact of Overall Trends in the Balances and Rates of Assets and Liabilities—2004 to 2005

As noted above, the Company’s tax equivalent net interest income increased from 2004 to 2005, and the net interest margin also increased. The net interest margin increased from 4.97% in 2004 to 5.45% in 2005. The FOMC raised short-term interest rates by 2.0% throughout 2005.

In contrast to 2004, the increase in the net interest income was more the result of better rates earned on assets than on the increase in the volume of assets. In 2004, as shown in Table 3, 88% of the increase in interest income was due to more assets on which the Company earned interest. In 2004, 97% of the increase in interest expense was due to more liabilities on which the Company paid interest. In 2005, 48% of the increase in interest income came from increasing rates, while 75% of the increase in interest expense came from higher rates. This shift in the relative importance of rate changes compared to volume changes would be expected given the impact in 2004 of the leveraging strategy and the eight FOMC rate increases in 2005 compared to five in 2004.

INTEREST RATE RISK

As shown in Table 3, changes in interest rates impact the Company’s results of operations. With such a large proportion of the Company’s income derived from net interest income, it is important to understand how the Company addresses risks that are related to changes in interest rates by changing balances and the relative proportion of assets and liabilities.

Market Risk Relating to Fixed-Rate Instruments

Market risk results from the fact that the market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed-rate long-term security and then interest rates rise, the security is worth less than a comparable security just issued. This occurs because the older security pays less interest than the newly issued security. If the older security were then to be sold before maturity, the Company would have to recognize a loss. Conversely, if interest rates decline after a fixed-rate security is purchased, its value increases, because it is paying a higher coupon rate than newly issued securities.

The fixed-rate liabilities of the Company, like certificates of deposit and borrowings from the Federal Home Loan Bank (“FHLB”), also change in value with changes in interest rates. As rates drop, they become more valuable to the depositor or creditor because they continue to pay interest at a rate now higher than is current in financial markets. Conversely, they become more costly to the Company. If rates rise, these liabilities become more valuable to the Company, because the Company is then paying less than the current market rate. Therefore, while the value changes regardless of which direction interest rates move, the adverse impacts of market risk to the Company’s fixed-rate assets are due to rising interest rates and for the Company’s fixed-rate liabilities they are due to falling rates.

In general, for a given change in interest rates, the amount of the change in value up or down is larger for instruments with longer remaining maturities (Note E). Therefore, the exposure to market risk from assets is lessened by managing the amount of fixed-rate assets and by keeping maturities relatively short. However, these steps must be balanced against the need for adequate interest income because variable rate and shorter term fixed-rate securities generally earn less interest than fixed-rate and longer term securities.

[THIS PAGE INTENTIONALLY LEFT BLANK]

TABLE 2—Distribution of Average Assets, Liabilities, and Shareholders’ Equity and Related Interest Income, Expense, and Rates (Notes A and C)

	Twelve months ended December 31, 2005
(dollars in thousands)	Balance	Income	Rate
Assets:
Money market instruments:
Commercial paper	$—	$—	0.00%
Federal funds sold	25,765	792	3.07%

Total money market instruments	25,765	792	3.07%

Securities: (2)
Taxable	1,224,425	48,565	3.97%
Non-taxable	198,166	16,402	8.28%

Total securities	1,422,591	64,967	4.57%

Loans: (3)
Commercial (including leasing)	1,271,327	100,059	7.87%
Real estate-multi family & nonresidential	1,461,259	101,352	6.94%
Real estate-residential 1-4 family	1,004,738	56,754	5.65%
Consumer	697,673	108,167	15.50%
Other	2,848	68	2.39%

Total loans	4,437,845	366,400	8.26%

Total earning assets	5,886,201	432,159	7.34%

FAS 115 Market Value Adjustment	10,138
Non-earning assets	509,208

Total assets	$6,405,547

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,107,079	25,206	1.20%
Time certificates of deposit	1,615,945	47,749	2.95%

Total interest-bearing deposits	3,723,024	72,955	1.96%

Borrowed funds:
Repos and Federal funds purchased	186,707	5,781	3.10%
Other borrowings	834,399	32,769	3.93%

Total borrowed funds	1,021,106	38,550	3.78%

Total interest-bearing liabilities	4,744,130	111,505	2.35%

Noninterest-bearing demand deposits	1,134,952
Other liabilities	8,882
Shareholders’ equity	517,583

Total liabilities and shareholders’ equity	$6,405,547

Interest income/earning assets			7.34%
Interest expense/earning assets			1.89%

Tax equivalent net interest income/margin		320,654	5.45%
Provision for credit losses charged to operations/earning assets		53,873	0.92%

Net interest margin after provision for credit losses on tax equivalent basis		266,781	4.53%
Less: tax equivalent income included in interest income from non-taxable securities and loans		6,002	0.10%

Net interest income after provision for credit loss		$260,779	4.43%

Loans other than RALs	$4,363,905	$301,628	6.91%
Consumer loans other than RALs	$623,733	$43,395	6.96%

Twelve months ended December 31, 2004			Twelve months ended December 31, 2003
Balance	Income	Rate	Balance	Income	Rate

$—	$—	0.00%	$1,109	$13	1.17%
63,802	748	1.17%	86,365	1,050	1.22%

63,802	748	1.17%	87,474	1,063	1.22%

1,247,026	50,191	4.02%	912,624	34,476	3.78%
184,217	16,214	8.80%	175,470	16,152	9.20%

1,431,243	66,405	4.64%	1,088,094	50,628	4.65%

930,554	59,950	6.44%	796,044	48,779	6.13%
1,454,539	90,170	6.20%	1,094,569	71,819	6.56%
847,954	47,009	5.54%	735,055	44,643	6.07%
565,142	68,165	12.06%	523,033	61,749	11.81%
6,680	81	1.21%	2,627	87	3.31%

3,804,869	265,375	6.97%	3,151,328	227,077	7.21%

5,299,914	332,528	6.27%	4,326,896	278,768	6.44%

18,049			23,175
390,008			295,583

$5,707,971			$4,645,654

$1,900,627	12,429	0.65%	$1,591,043	10,299	0.65%
1,447,208	29,713	2.05%	1,240,315	25,862	2.09%

3,347,835	42,142	1.26%	2,831,358	36,161	1.28%

120,417	1,589	1.32%	66,999	743	1.11%
720,516	25,480	3.54%	369,295	17,029	4.61%

840,933	27,069	3.22%	436,294	17,772	4.07%

4,188,768	69,211	1.65%	3,267,652	53,933	1.65%

1,046,870			909,915
39,065			78,818
433,268			389,269

$5,707,971			$4,645,654

		6.27%			6.44%
		1.30%			1.24%

	263,317	4.97%		224,835	5.20%
	12,809	0.24%		18,286	0.43%

	250,508	4.73%		206,549	4.77%
	6,347	0.12%		6,579	0.15%

	$244,161	4.61%		$199,970	4.62%

$3,702,100	$228,702	6.18%	$3,029,669	$195,093	6.44%
$462,373	$31,492	6.81%	$401,374	$29,765	7.42%

TABLE 3—Volume and Rate Variance Analysis of Net Interest Income

(Taxable equivalent basis—Notes A and D)

(in thousands)	2005 over 2004			2004 over 2003
	Rate	Volume	Total	Rate	Volume	Total
Increase (decrease) in:
Assets:
Money market instruments:
Commercial paper	$—	$—	$—	$(7)	$(6)	$(13)
Federal funds sold	683	(639)	44	(42)	(260)	(302)

Total money market investment	683	(639)	44	(49)	(266)	(315)

Securities:
Taxable	(662)	(964)	(1,626)	2,323	13,392	15,715
Non-taxable	(994)	1,182	188	(159)	221	62

Total securities	(1,656)	218	(1,438)	2,164	13,613	15,777

Loans:
Commercial (including leasing)	15,140	24,969	40,109	2,572	8,599	11,171
Real estate—multi family & nonresidential	10,765	417	11,182	926	17,425	18,351
Real estate—residential 1-4 family	945	8,800	9,745	(391)	2,757	2,366
Consumer loans	21,953	18,049	40,002	1,337	5,079	6,416
Other loans	50	(63)	(13)	(22)	16	(6)

Total loans	48,853	52,172	101,025	4,422	33,876	38,298

Total earning assets	47,880	51,751	99,631	6,537	47,223	53,760

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	11,323	1,454	12,777	—	2,130	2,130
Time certificates of deposit	14,251	3,785	18,036	173	3,678	3,851

Total interest-bearing deposits	25,574	5,239	30,813	173	5,808	5,981

Borrowed funds:
Repos and Federal funds purchased	2,977	1,215	4,192	161	685	846
Other borrowings	2,994	4,295	7,289	61	8,390	8,451

Total borrowed funds	5,971	5,510	11,481	222	9,075	9,297

Total interest-bearing liabilities	31,545	10,749	42,294	395	14,883	15,278

Tax equivalent net interest income	$16,335	$41,002	$57,337	$6,142	$32,340	$38,482

The table in Note 24 on page 121 discloses the carrying amounts and fair values of the Company’s financial assets and liabilities as of the end of 2005 and 2004. Concerns about credit quality can cause the fair value of an asset to be less than the amount at which the asset is recorded or carried. However, this difference is relatively small. The primary difference between the carrying amount and the fair value of the Company’s financial assets is essentially a measure of the impact on the value of the financial assets and liabilities from changes in interest rates that have occurred since the assets were acquired or the liabilities incurred. The excess of the carrying amounts of the net financial assets over their fair values at the end of 2005 was $49.1 million compared with an excess of fair value over carrying amount $24.6 million at the end of 2004.

Loans are the only category of assets disclosed in the table that have carrying amounts different than their fair value. The change in the relationship between the carrying amount and the fair value for loans from December 31, 2004 to December 31, 2005 was due to increases in interest rates. As interest rates rise fixed-rate loans decline in value just as do securities because they are no longer earning the market rate of interest.

Theoretically, variable-rate assets do not have this market risk associated with them because their coupon rate—the stated rate of the loan or security—varies or reprices with changes in market rates. However, few loans or securities are completely variable. That is, almost all have some kind of a delay before they reprice or a limitation on the extent or frequency with which they reprice. For example, a number of the Company’s loans are originated at one rate which is fixed for a specified period of time, and then they convert to variable instruments. However, even after their conversion date, they will usually reprice to the then current market rate only monthly, quarterly, annually, or less frequently.

Because the amount of the Company’s fixed-rate liabilities is significantly less than its fixed-rate assets, and because the average maturity of the fixed-rate liabilities is substantially less than for the fixed-rate assets, the market risk relating to liabilities is not as great as for assets. That is, the fair value of the Company’s fixed-rate liabilities are generally not as sensitive to changes in interest rates as are the assets. The difference between the carrying amount and the fair value in the table in Note 24 shows the impact of changing rates on the Company’s liabilities that have fixed-rates. They are worth $29.2 million less to customers or lenders to the Company at December 31, 2005, than they were when issued, because on a weighted average basis, they are paying rates that are lower than current market rates. At December 31, 2004, the fair value was less than the carrying amount by $14.4 million. With interest rates rising, it would be expected that any term deposits are now paying less interest than the current market rates and are therefore worth less to the depositor or lender.

While many of the deposits may be repriced at any time at the Company’s option, it does not typically hold term liabilities that may reprice prior to maturity. Two of the issues of subordinated debt and the structured repurchase agreements described in Note 13 on page 105 are exceptions to this general rule.

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

An example of such an adverse impact could arise because the Company has a portion of its commercial loan portfolio tied to the national prime rate. If these rates are lowered because of general market conditions, e.g., the prime rate decreases in response to a rate decrease by the FOMC as happened in 2002 and 2003, these loans will be re-priced. If the Company were at the same time to have a large proportion of its deposits in longer-term fixed-rate certificates, interest earned on loans would decline while interest expense would remain at higher levels for a period of time until the certificates matured. Therefore, net interest income would decrease immediately. A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed-rate loans and securities that was funded by deposit accounts on which the rate is steadily rising.

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

In general, community banks or regional banks tend to be asset sensitive because they primarily depend on retail or commercial deposits for their funding. These deposits are generally administered rate deposits, i.e. they may be changed at the Company’s option in response to changes in market rates, competitive pressures, and need for funding. Administered rate deposit accounts like negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts (“MMDA”), and savings, are the accounts that do not have a contractually set rate for their term as do certificates of deposit. Money center banks tend to have a higher proportion of other borrowings—wholesale funding—in their funding mix. Wholesale funding is comprised of borrowings from other financial institutions and deposits received from sources other than through customer relationships. These sources of funding tend to be short-term and priced by reference to indices outside of the control of the Company. Deposits provide the advantage of a lower cost of funding compared to using wholesale funding, and their interest rates are less sensitive to changes in market rates. This second characteristic is an advantage when rates are rising, but a disadvantage when rates are falling. Customer expectations do not permit banks to decrease their deposit rates as frequently as market rates may decline and, because they bear generally lower rates than other borrowings, when the interest rate environment is already low, they can’t be reduced as much as wholesale rates will move. However, when interest rates are rising, they generally do not rise as quickly as the indices to which borrowing prices are referenced.

This exposure to mismatch risk is managed by attempting to match the maturities and repricing opportunities of assets and liabilities. This may be done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want shorter-term certificates while most borrowers are requesting longer-term fixed rate loans, the Company may try to adjust the interest rates on the certificates and loans to try to match up demand for similar maturities. However, there are practical limitations on the extent to which the Company can encourage customers to select terms desired by the Company to attain a better matching. Generally, the Company purchases securities or incurs other borrowings with the appropriate maturity to manage a mismatch rather than trying to force customers into selecting different maturities by pricing. This is because such special pricing may raise customers’ expectations causing them disappointment when the mismatch is no longer present and the Company has no need to offer the special pricing.

The following table shows the Company’s assets and liabilities sorted into reprice/maturity ranges. While the Company does not manage its interest rate risk by means of this gap analysis—a table in which the difference between assets and liabilities maturing or repricing in each period is shown is referred to as a “gap” analysis—the following table is provided for the reader. It summarizes the time periods in which maturities and or repricing opportunities occur for the major categories of assets and liabilities for December 31, 2005. The cumulative gap and the cumulative gap as a percentage of total assets are also reported. A positive number indicates that assets maturing or repricing in that specific period exceed maturing or repricing liabilities. A negative number indicates the opposite. As of December 31, 2005, the Company had an excess of assets repricing or maturing overnight because of the prime rate loans. There is a large excess of liabilities over assets repricing in the next maturity period. Ordinarily, this would suggest that the Company is liability sensitive rather than asset sensitive as was stated in the preceding paragraph. However, this excess of liabilities over assets is a byproduct of the assumption that all non-term deposit accounts could be repriced at any time. In fact these deposit accounts are not immediately repriced with each change in market interest rates, nor do they change to the same degree as market rates when they are repriced.

Rather than drawing the larger conclusion of “asset sensitive” or “liability sensitive” from the table, a better use for it is to note that the Company has a wide distribution of maturities or repricing opportunities in both its assets and liabilities. The period gaps, cumulative gaps, and cumulative gaps relative to assets are also shown as of December 31, 2004. There were no appreciable changes in this condition from December 31, 2004 to December 31, 2005.

TABLE 4—Repricing Opportunities by Major Category of Assets and Liabilities

(dollars in thousands)	Immedi- ate or one day	2 day to 6 months	6 months to 12 months	1 year to 3 years	3 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total
As of December 31, 2005
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$—	$—	$158,880	$158,880
Federal funds sold	—	—	—	—	—	—	—	—	—
Securities	—	148,034	137,476	546,840	238,431	297,073	1,367,854	1,695	1,369,549
Loans	1,360,669	1,272,771	559,505	1,286,373	335,861	82,107	4,897,286	—	4,897,286
Allowance for loan and lease losses	—	—	—	—	—	—	—	(55,598)	(55,598)
Other assets	—	—	—	—	—	—	—	506,042	506,042

Total assets	$1,360,669	$1,420,805	$696,981	$1,833,213	$574,292	$379,180	$6,265,140	$611,019	$6,876,159

Liabilities and Equity:
Deposits	$—	$3,160,736	$452,266	$282,331	$81,226	$383	$3,976,942	$1,040,924	$5,017,866
Borrowings	305,456	329,461	129,425	231,000	124,491	120,159	1,239,992	9,862	1,249,854
Other liabilities	—	—	—	—	—	—	—	63,183	63,183
Shareholders’ equity	—	—	—	—	—	—	—	545,256	545,256

Total liabilities and equity	$305,456	$3,490,197	$581,691	$513,331	$205,717	$120,542	$5,216,934	$1,659,225	$6,876,159

Gap	$1,055,213	$(2,069,392)	$115,290	$1,319,882	$368,575	$258,638	$1,048,206	$(1,048,206)	$—
Cumulative gap	$1,055,213	$(1,014,179)	$(898,889)	$420,993	$789,568	$1,048,206	$1,048,206	$—	$—
Cumulative gap/total assets	15.35%	-14.75%	-13.07%	6.12%	11.48%	15.24%	15.24%	0.00%	0.00%

Amounts in the table above are placed in a time period based on estimates for prepayments and early withdrawals. Therefore, amounts in any particular time period may not agree with amounts in other tables in this discussion based on contractual maturity.

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

The Impact of Interest Rate Risk on the Company

Each of these risks—market risk, mismatch risk, and basis risk—came into play in the last three years as the interest rate environment changed dramatically.

Market Risk:  In 2003 we saw the partial reversal of a trend that had started in 2001—the fair value of financial assets increasing relative to their carrying amount. This reversal was caused by the further decreases in market rates that occurred during 2001-2003. While the fair value had exceeded the carrying value by $145.9 million by the end of 2002, this excess had decreased to $54.5 million by the end of 2003. This change in the excess of fair value over carrying value occurred primarily for three reasons. The first is that while short-term interest rates were lower at the end of 2003 than a year earlier, as the FOMC decreased rates another 25 basis points in June 2003, mid- and longer-term rates increased especially during the second half of the year. For example, rates on 5-year Treasury securities were about 50 basis points higher than they had been at the beginning of 2003. The second is the reclassification of held-to-maturity securities to available-for-sale. At the end of 2002 they were carried at their amortized cost which was almost $9 million less than their fair value. With the reclassification in 2003, they were carried at their fair value at the end of 2003 reducing the overall excess of the fair value of financial assets over their carrying cost. The third is the large amount of loan refinancing and new origination activity in 2003 had the effect of narrowing the spread between fair value and carrying amounts by increasing the proportion of loans that are relatively new, i.e., for which there had been little time for their fair value to have been impacted by changes in interest rates since origination.

The increases in interest rates during 2004 and 2005 impacted financial assets, specifically loans, by reducing the excess of carrying amount over fair value. At the end of 2004, the excess of the carrying amount for loans over the fair value was $39.1 million. At the end of 2005, the excess of carrying amount for loans over the fair value was $12.2 million. It was primarily short term interest rates that increased during 2005 and prime-based or LIBOR-based loans repriced relatively quickly to these increases. Longer-term rates did not rise as much. Consequently, there was not as much of a difference between the current rates and the coupon rates for the loans. This smaller difference in rates meant less of a difference in carrying amount and fair value.

The difference between the fair value and carrying amount of liabilities was less impacted by these changes in interest rates, because the proportion of fixed rate liabilities is less than the proportion of fixed rate assets, and because of those that are fixed rate, the maturities are shorter than the maturities of fixed rate loans. Nonetheless, the Company benefited by paying less on the fixed rate liabilities than the current market rate as shown in the increase of the excess of carrying amount over fair value from $14.4 million at the end of 2004, to a $29.2 million at December 31, 2005.

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

Basis Risk:  A good example of the nonparallel shifts in interest rate changes that cause basis risk occurred in the second half of 2004 and all of 2005. In 2004 the FOMC increased short-term interest rates five times by 25 basis points each, but mid-term and long-term rates were lower at the end of 2004 than they were at the end of 2003. In 2005 the FOMC continued to increase short-term rates eight times by 25 basis points while mid-term and long term rates remained relatively unchanged. This had the advantage of increasing rates earned on assets with very short maturities or repricing dates while not decreasing the value of the longer term assets, but it also meant that there were no opportunities to increase interest income by investing the proceeds from new deposits or maturing loans or securities at a longer maturity.

Net Interest Income and Net Economic Value Simulations

To quantify the extent of all of these risks both in its current position and in transactions it might do in the future, management uses computer modeling to simulate the impact of different interest rate scenarios on net interest income and on net economic value. Net economic value, or the market value of portfolio equity, is defined as the difference between the market value of financial assets and liabilities. These hypothetical scenarios include both sudden and gradual interest rate changes, and interest rate changes in both directions. This modeling is the primary source of information the Company uses in making interest rate risk management decisions.

Each month, the Company models how sudden, hypothetical changes in interest rate, called shocks, if applied to its asset and liability balances, would impact net interest income and net economic value. The results of this modeling indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base level) from various sudden rate changes (Note F). This exercise is valuable in identifying risk exposures and in comparing the Company’s interest rate risk profile with those of other financial institutions.

The results for the Company’s December 31, 2005, balances indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes.

TABLE 5A—Rate Sensitivity

	Shocked by –2%	Shocked by +2%
As of December 31, 2005
Net interest income	(4.44%)	+1.64%
Net economic value	(9.42%)	(6.85%)

As of December 31, 2004
Net interest income	(4.75%)	+1.48%
Net economic value	+3.15%	(13.28%)

As indicated above, with respect to net interest income over the next year, the Company’s interest rate sensitivity at December 31, 2005 is similar to that at December 31, 2004, being just slightly more asset sensitive. This is shown by the small increase in the percentage change in the net interest income at December 31, 2005 were there to be a sudden 2% parallel increase in interest rates compared to the projected change at the end of the prior year.

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

As indicated in Notes 23 and 24, the Company does not have a significant amount of derivative instruments. Also as explained in Note 23, almost all of those instruments the Company does have are offsetting instruments where increases in income, expenses, or value from some of the swaps are offset by expenses, income, or loss from the rest. Consequently, these instruments do not need to be specifically addressed in the model.

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

As interest rates change, the assumptions regarding responsiveness to further change must be reviewed, and any changes will affect the computed results. These assumptions are reviewed each quarter and are changed as deemed appropriate to reflect the best information available to Management. Assumptions used for the measurement at December 31, 2005 are not necessarily the same as those used for the measurement at December 31, 2004.

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

That the net economic value of the Company’s financial instruments would be less with a 200 basis point change in either direction is caused by the optionality in the consumer and residential real estate loan portfolios. When rates drop by these rates, the customer is more likely to prepay the loan. The positive impact to the net economic value from loans paying higher than market rates disappears with the prepayment and no longer offsets the negative impact to the net economic value from fixed rate liabilities that would be costing 200 basis points higher than then current market rates.

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

Reflecting what appears to be a general consensus that the FOMC will raise short-term rates several more times in 2006, Management’s projection for the most likely scenario includes two increases of 25 basis point each during the first half the year. As the year progresses, the models are revised to make use of the latest available projections. In addition to a “most-likely” scenario, the Company also projects the impact on net interest income from higher and lower rate scenarios.

In addition to the assumptions used in the shock analysis mentioned above, the interest rate simulation reports are dependent on additional assumptions relating to the shape of the interest rate curves and the volatility of the interest rate scenarios selected. In addition, Management expects relatively flat yield curves (Note G).

Under these “more realistic” scenarios, as in the case of the sudden rate shock model, the Company’s net interest income at risk in 2006 is still well within normal expectations. The change in the average expected Fed funds rate is also shown to give perspective as to the extent of the interest rate changes assumed by the two scenarios.

TABLE 5B—Results of Alternative Simulations

	Rates Lower Than Most Likely	Rates Higher Than Most Likely
Percentage change in net interest income	(2.34%)	1.74%
compared to most likely scenario
Change in average Fed funds rate	(0.69%)	0.29%

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

In general, absent the ability to correctly predict the future direction and extent of changes in interest rates, there is a trade-off between assuming additional cost and assuming additional risk. For example, the Company could enter into an interest rate swap whereby it receives a variable rate on a notional amount to another financial institution in exchange for paying a fixed rate. This will protect the Company’s interest income if rates rise, because it will receive more as the variable rate adjusts with each increase in rates while it continues to pay the same fixed amount over the term of the contract. This will offset the fact that the Company’s fixed rate assets will be earning less than the market rate after the rise. However, the Company would lose interest income if rates decline instead of rise as its variable receipt decreases (Note P).

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

Despite the trade-offs inherent in using derivative instruments, Management anticipates making more use of them in the future. As its RAL program continues to grow, the Company must increasingly structure its balance sheet to provide the large amount of liquidity needed in the first quarter of each year. This limits the Company’s ability to take some of the natural or on-balance sheet hedge positions (Note H) of which it could otherwise make use. Derivative instruments may provide the additional flexibility needed both to maintain the liquidity and protect net interest income.

SECURITIES

The major components of the Company’s earning asset base are the securities portfolio, the loan portfolio and its holdings of money market instruments. At the direction of the Board, the Company’s Asset Liability Management Committee (“ALCO”) has overall responsibility for the management of the securities portfolios, the money market instruments, and the Company’s borrowings. The structure and detail within these portfolios are very significant to an analysis of the financial condition of the Company. The loan and money market instrument portfolios and the borrowings will be covered in later sections of this discussion.

Securities Portfolios

The Company groups its securities into three portfolios: the “Liquidity Portfolio,” the “Discretionary Portfolio,” and the “Earnings Portfolio.” Each of these portfolios is comprised only of securities classified in the financial statements as available-for-sale.

The Liquidity Portfolio’s primary purpose is to provide liquidity to meet cash flow needs. The portfolio consists of U.S. Treasury and agency securities. These securities are purchased with maturities of up to three years with an average maturity of between one and two years.

The Discretionary Portfolio’s primary purposes are to provide income from available funds and to hold earning assets that can be purchased or sold as part of overall asset/liability management. The Discretionary Portfolio consists of U.S. Treasury and agency securities, collateralized mortgage obligations (“CMOs”), asset-backed securities, mortgage-backed securities (Note I), and municipal securities.

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

Collateral for deposits:  The legal requirements for securing specific deposits may only be satisfied by pledging certain types of the Company’s securities. A large proportion of these deposits may be secured by state and municipal securities, but some can only be secured by U.S. Treasury securities, so, despite their lower yield, holding a minimum amount of these securities will always be necessary.

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

The ideal manner for a financial institution to grow or to increase its net interest income is through adding deposits and investing the received funds in loans. This is ideal because the spread between the interest earned and paid is then maximized. However, in 2003, with interest rates low, loan demand improving, but still moderate, and customers unwilling to place their funds in the longer-term CDs that would help the Company avoid incurring mismatch risk, the opportunities to grow in this manner were limited. The Company decided that the purchase of securities funded by the borrowings would provide some additional net interest income, even though the relatively thin spread between the earnings rate on the securities and the cost of the borrowings would negatively impact the net interest margin. The Company began to implement this “leveraging” strategy in a small way in late 2002, and then substantially increased the Discretionary Portfolio by the purchase of $500 million of securities from April through September 2003 after the end of the 2003 RAL/RT season. It is termed “leveraging” because the purchaser is increasing its assets without a corresponding increase in capital, hence leveraging its capital. The net result was to increase the end of year balance of securities by $449 million from 2002 to 2003.

Almost all of the securities purchased were hybrid ARM MBS supplemented by a few CMOs. Hybrid ARM MBSs are mortgage-backed securities that have the initial coupon rate of the underlying mortgages fixed for 3, 5, or 7 years and then reprice to an external index. The majority of the securities purchased were funded by term borrowings from the Federal Home Loan Bank (“FHLB”). The use of term debt to fund the purchases reduces the interest rate risk incurred by the purchase of the securities because the spread between the assets and liabilities would be “locked in” for at least the term of the debt. The Company did not try to exactly “match fund” the purchases—exactly match the term of the securities purchased and the debt incurred—because the spreads would then be too narrow. The Company had been asset sensitive as explained in the section titled “Interest Rate Sensitivity,” and it could afford some mismatching of the maturities to obtain a wider spread in the interest income and expense. Some of the purchases were funded by deposits as they increased by $339 million compared to the increase in loans of $161 million.

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

The 2005 end of year balance of securities declined by $155 million despite the addition of $51 million in securities in the FBSLO acquisition. Some of the decrease is accounted for by sales during 2005 of approximately $48 million, but as in 2004, there was a large amount of payments received on the MBS securities. With interest rates rising making the spread between securities and borrowings very narrow, there was little reason to do any further leveraging. In addition, more loan demand and a decreased rate of deposit growth meant that payments on securities would be more profitably invested in lending activities than new securities.

Table 6 sets forth the amounts and maturity ranges of the securities at December 31, 2005. Because many of the securities included in the Earnings Portfolio are state or municipal bonds, much of the income from this portfolio has the additional advantage of being tax-exempt. Therefore, the tax equivalent weighted average yields of the securities are shown in Table 2.

Other Securities Disclosures

Turnover and Maturity Profile:  The Company generally purchases municipal securities with maturities of 18-25 years because, in Management’s judgment, they have the best ratio of rate earned to the market risk incurred in purchasing these fixed rate securities. However, to mitigate this higher interest rate risk, the Company purchases taxable securities with relatively short maturities. This in turn causes frequent maturities and what may appear to be a relatively high turnover rate. In addition, MBS securities represent a large proportion of the securities portfolios. There is a monthly paydown for these securities as mortgage payments are received on the underlying mortgages. Therefore it would be expected that proceeds from maturities would be higher relative to these securities than they would be for single maturity securities, and consequently, the Consolidated Statement of Cash Flows shows a relatively large amount of cash received from calls, maturities, and partial paydowns for securities.

TABLE 6—Maturity Distribution and Yield Analysis of the Securities Portfolios

As of December 31, 2005 (dollars in thousands)	One year or less	After one year to five years	After five years to ten years	Over ten years	Total
Maturity distribution:
Available-for-sale:
U.S. Treasury obligations	$35,024	$64,028	$—	$—	$99,052
U.S. agency obligations	82,664	176,020	—	—	258,684
Mortgage-backed securities and
Collateralized mortgage obligations	15,384	600,130	114,650	35,869	766,033
Asset-backed securities	6,188	906	—	—	7,094
State and municipal securities	822	13,491	43,875	180,498	238,686

Total	$140,082	$854,575	$158,525	$216,367	$1,369,549

Weighted average yield (Tax equivalent—Note A):
Available-for-sale:
U.S. Treasury obligations	2.73%	3.48%	—	—	3.21%
U.S. agency obligations	3.81%	3.81%	—	—	3.81%
Mortgage-backed securities and
Collateralized mortgage obligations	3.06%	4.23%	4.51%	4.81%	4.27%
Asset-backed securities	3.62%	4.92%	—	—	3.79%
State and municipal securities	5.55%	10.60%	8.25%	9.62%	9.39%
Overall weighted average	3.46%	4.18%	5.48%	8.71%	4.90%

Security Sales, Calls and Purchases:  The Consolidated Statement of Cash Flows for 2005 shows $47.4 million in proceeds on the sale of securities. For 2004, proceeds from the sales were $87 million.

These sales are not due to trading activity. The Company does not have a trading portfolio. That is, it does not purchase securities on the speculation that interest rates will decrease and thereby allow subsequent sale at a gain. Proceeds from sales represented only 3% of the average balance in the securities portfolio in 2005 and 6% in 2004. The losses from sales of securities were minimal, representing 0.34% of pretax income in 2005 and 1.44% in 2004.

In 2005 and 2004, most of the sales were made in consideration of the likelihood of additional rising interest rates. Selling some of the lowest yielding securities allowed the Company to reinvest the proceeds from these sales at higher rates either in new securities in 2004 or in loans in 2005. Taking a loss and the resulting tax deduction in the current year with reinvestment in higher yielding securities or loans improves total return on the portfolio compared with leaving the funds earning the lower rate.

Proceeds from called securities in 2005 were $1.6 million compared to $1.9 million in 2004.

Even though the balance of securities declined during 2005, if the various purposes for the portfolios mentioned above are to be met, especially maintaining sufficient collateral for public deposits and for borrowing, some purchases must be made each year. For liquidity purposes, it is advantageous to purchase those securities throughout interest rate cycles. Rather than anticipate the direction of changes in interest rates, the Company’s investment practice with respect to securities in the Liquidity and Discretionary Portfolios is to purchase securities so that the maturities are approximately equally spaced by quarter within the portfolios. The periodic spacing of maturities provides the Company with a steady source of cash. If the cash is not needed, this pattern of frequent maturities nonetheless minimizes reinvestment risk—having too much cash available all at once that must be invested perhaps when rates are low.

Securities gains and losses:  As occurred in 2004, the Company will occasionally sell securities prior to maturity to reposition the funds into a better yielding asset. This usually results in a loss. The Company generally does not follow a practice of selling securities to realize gains. This is because future income is reduced after a sale by the difference between the higher rates that were being earned on the sold securities and the lower rates that can be earned on new securities purchased with the proceeds. In addition, the Company pays taxes on the gains sooner than it would if paying taxes only as interest is received, thereby losing the use of those funds. However, gains are occasionally recognized when interest rates have decreased and:

•	the issuer calls the securities to refinance them at the lower market rates;
•	the Company needs to reposition the maturities of securities to manage mismatch risk;
•	the Company needs to change the risk-weighting profile of its assets to manage its capital position (see the section below titled “Capital Resources”); or
•	the Company is selling small remaining portions of amortizing securities to reduce administrative burden.

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

MONEY MARKET INSTRUMENTS—FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND COMMERCIAL PAPER

Cash in excess of amounts projected to be needed for operations over the next several months is generally placed in securities. Cash in excess of amounts immediately needed for operations is generally lent to other financial institutions as Federal funds sold or as securities purchased under agreements to resell (for brevity termed “reverse repos”). Both transactions are overnight loans. Federal funds sold are unsecured; reverse repos are secured. The one-day term of the Federal funds sold and reverse repos means (1) that they are highly liquid as the funds are returned to the Company the next day and (2) that they are not subject to market risk because they immediately reflect changes in short-term interest rates. The highly liquid nature of these money market instruments results in a relatively low earnings rate. The average rate earned in 2005 was 3.07%. For 2004 and 2003, the average rates earned were 1.17% and 1.22%, respectively. The increase in 2005 is strictly due to the eight increases in overnight rates by the FOMC.

As discussed below in “Liquidity,” the Company has developed and maintains numerous other sources of liquidity than these overnight and short-term funds. With loans growing more than deposits in 2005, the Company has had less excess funds than in prior years and the average balance of funds held in these instruments is therefore lower than in prior years.

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

Growth in Portfolio and Loan Sales

The year-end balance for all loans has continued to increase over the last five years with increases of $221 million, $161 million, $881 million and $835 million for the years of 2002 through 2005 over the preceding year. Approximately $419 million of the growth during 2004 was due to the acquisition of PCCI and approximately $217 million of the growth during 2005 was due to the acquisition of FBSLO. All of the categories reported in Table 7 on page 38 showed growth during 2004 and 2005. Most of the categories also showed growth in 2002 and 2003.

From time to time the Company sells loans. The balances would be higher were it not for these sales. The sales are transacted for several reasons which are discussed below as they relate to each loan category.

Loan Categories

The Company makes both adjustable rate and fixed rate 1-4 family mortgage loans. The Company originated $226 million of these loans in 2003 and sold $73 million. In 2004 and 2005, loan originations slowed as rising interest rates slowed refinance activity, so fewer loans were sold. The Company uses sales (1) to manage the growth in the portfolio—more loans are sold when originations are high so that the portfolio size is kept to a reasonable amount while fewer loans are sold when originations are low to maintain the interest income; (2) to generate gains and fees on the sales; and (3) to manage interest rate risk—when fixed rate loans are in more demand than adjustable, the Company is likely to sell more. Loan balances in this category grew $93 million and $227 million during 2004 and 2005, respectively. Approximately $37 million of the increase in 2005 was from the acquisition of FBSLO. PCCI did not have any residential real estate loans.

Construction and development loans increased $88 million in 2005 to $375 million. The portfolio is primarily comprised of owner-developed residential and commercial properties with the outstanding lending commitment averaging less than $1 million. This loan category is probably the most volatile because developer activity is most subject to changes in the economic cycle. The balances at December 31, 2004 and 2003 were $286 million and $250 million, respectively, the growth indicative of the strong demand for housing in the Company’s market areas. Approximately $18 million of the increase in 2005 was from the acquisition of FBSLO.

In 2004 and 2005, economic recovery appeared more obvious and consumer confidence increased, allowing consumer loans to increase $91 million from 2004 to 2005. None of this growth was the result of the PCCI or FBSLO acquisitions.

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

Growth in this line was slow in 2003 because, with the economy slow, auto sales were sluggish and auto manufacturers reintroduced 0% financing to increase sales. This made the Company’s auto loan programs temporarily less competitive. In addition, the Company did not add as many dealers to the program as it had in previous years. There were approximately $207 million of such loans included in the consumer loan total below for December 31, 2003, as compared with $192 million at December 31, 2002. In 2004, auto sales picked up and the balance of these loans was $236 million at the end of the year. In 2005, the manufacturers again ran special “employee rate” promotions that resulted in a lower volume of originations and the balance of these loans decreased to $196 million.

Home equity loans and small business commercial equipment leasing both experienced significant percentage increases in 2004, 53% for the former, and 55% for the latter. In 2005, home equity loans increased 51% and equipment leasing by 25%. Aggressive marketing efforts and the improving economy accounted for the growth. None of the PCCI loans and only about 15%, or $15.5 million, of the increase in the home equity category, came from FBSLO.

Commercial loans increased by $147 million during 2005, compared to an increase of $106 million in 2004. The economy continues its recovery and businesses are gaining confidence to increase their activity. Approximately $37 million of the growth in 2004 was acquired with PCCI and $17 million of the growth in 2005 was acquired with FBSLO.

Most of PCCI’s loans were in the commercial or non residential real estate loan category, and the acquisition added $376 million to these categories. The Company added another $108 million in this category during 2004. In this category as well, the recovering economy was evident as the Company had added only $35 million in 2003. In 2005, the Company added $121 million in this category, with two thirds of the growth coming with FBSLO.

TABLE 7—Loan Portfolio Analysis by Category

	December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
Real estate:
Residential	$1,128,318	$901,679	$809,031	$715,430	$733,748
Multi-family residential	256,857	182,936	121,750	83,787	90,438
Nonresidential	1,160,864	1,028,278	732,231	733,187	503,237
Construction and development	374,500	286,387	249,976	289,017	185,264
Commercial, industrial, and agricultural	934,840	826,684	681,722	645,696	875,253
Home equity lines	319,195	212,064	138,422	116,704	85,025
Consumer	431,542	387,257	296,286	288,040	187,949
Leases	287,504	234,189	149,642	138,927	128,106
Other	3,666	2,820	1,819	9,032	10,072

Total loans	$4,897,286	$4,062,294	$3,180,879	$3,019,820	$2,799,092

Net deferred fees	$6,195	$7,107	$5,380	$5,313	$4,908

The terms of approximately two-thirds of the balance of loans held by the Company involve some repricing characteristic that reflect changes in interest rates—either they immediately reprice as some external index such as prime rate changes or they reprice periodically based on the then current value of an index. Nonetheless, fixed rate loans still make up about 28% of the portfolio, and to the extent that even the variable rate loans do not reprice immediately, the same interest rate and liquidity risks that apply to securities are also applicable to lending activity. Fixed-rate loans and loans that only periodically reprice are subject to market risk—they decline in value as interest rates rise and rise in value as interest rates decrease with the exception of the residential real estate loans, the Company’s loans that have fixed rates generally have relatively short maturities, which effectively lessens the sensitivity to changes in value from market risk. With the exception of some of the residential real estate loans that have an extended period before their first repricing, the loans that reprice periodically usually do so frequently, i.e. at least annually. The fixed rate residential real estate loans have longer maturities and less frequent repricings, but do have monthly principal amortization that at least permits the repricing of those principal payments.

The table in Note 24 on page 123 shows that there was very little change in the relationship between the carrying value and fair value of loans at December 31, 2005 compared to December 31, 2004. At the end of 2004, the excess of the carrying value of net loans over the fair value was $39.1 million or 1.0%. At December 31, 2005, there was an excess of carrying value over fair value of $12.2 million. This excess represents 0.25% of the carrying value.

Table 8 shows the scheduled maturity of selected loan types outstanding as of December 31, 2005, and shows the proportion of fixed and floating rate loans for each type. Net deferred loan origination, extension, and commitment fees are also not shown in the table. There is no maturity or interest sensitivity associated with the fees because they have been collected in advance.

TABLE 8—Maturities and Sensitivities of Selected

Loan Types to Changes in Interest Rates

(in thousands)	Due in one year or less	Due after one year to five years	Due after five years
Commercial, industrial, and agricultural
Floating rate	$795,542	$26,383	$550
Fixed rate	47,485	61,348	3,532
Real estate—construction and development
Floating rate	362,719	1,698	227
Fixed rate	4,963	4,317	576
Real estate—residential
Floating rate	348,381	225,630	740
Fixed rate	178,233	299,563	75,771

Total	$1,737,323	$618,939	$81,396

The amortization and short maturities generally present in the Company’s fixed rate loans also help to maintain the liquidity of the portfolio and reduce credit risk. However, they result in lower interest income if rates are falling because the cash received from monthly principal payments is reinvested at lower rates. At present, except for the specific market risk incurred by the decision to hold some of the fixed-rate residential and non-residential real estate mortgages, Management prefers to incur market risk from longer maturities in the securities portfolios, and avoid such risk in the loan portfolio. The reason for this preference is that, aside from residential mortgages, the secondary markets for longer-term loans are more limited than for longer-term securities. In the event that the Company should want to sell such loans for either liquidity or capital management reasons when interest rates are above the original issue rates, the loss taken would be greater than for the sale of securities with comparable maturities (Note O).

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

At year-end 2005, potential problem loans amounted to $132.6 million or 2.7% of the portfolio. The corresponding amounts for 2004 and 2003 were $90.8 million or 2.2% of the portfolio and $92.4 million or 2.9% of the portfolio, respectively. The 2005 amount is comprised of loans of all types.

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

Loan Concentrations:  The concentration profile of the Company’s loans is discussed in Note 6 to the accompanying Consolidated Financial Statements.

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

GAAP requires companies engaged in mortgage banking activities to recognize the rights to service mortgage or other loans for others as separate assets. For loans sold, a portion of the investment in the loan is ascribed to the right to receive this fee for servicing less adequate compensation and this value is recorded as a gain on sale and as a receivable. The amount of the gain and receivable recorded is the net present value of the servicing fees to be received over the expected lives of the mortgages. The servicing rights are amortized in proportion to and over the life of the loans as a charge against income. Management periodically reviews the anticipated lives of the loans. When interest rates decline, borrowers prepay their loans more often and consequently, the net present value declines. As explained in Note 11, the Company has established a valuation allowance to recognize changes in the fair value of the asset due to changes in estimated rates of prepayments. Net of this valuation allowance, the balance of this separate asset was $1.7 million and $1.9 million at December 31, 2004 and 2005, respectively. The activity in the asset and valuation accounts is shown in a table in Note 11.

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

Despite declining as a percentage of total loans, nonresidential real estate loans increased by $133 million or 13%. The increase in allowance allocated to this portfolio is attributable to the growth in the portfolio.

In general, changes in the risk profile of the various parts of the loan portfolio should be reflected in the allowance assignment. There is no assignment of allowance to RALs at December 31, 2005 because all of these loans not repaid are charged-off prior to year-end.

TABLE 9A—Assignment of the Allowance for Credit Losses

	December 31,
(dollars in thousands)	2005		2004		2003		2002		2001
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Real estate:
Residential	$2,458	23.0%	$2,031	22.2%	$3,196	25.4%	$2,844	23.7%	$2,927	26.2%
Multi-family residential*	868	5.2%	613	4.5%
Nonresidential	6,271	23.8%	5,080	25.3%	6,442	26.8%	5,260	27.0%	4,751	21.2%
Construction and development	1,465	7.6%	1,233	7.0%	1,726	7.9%	4,681	9.6%	1,174	6.6%
Commercial, industrial, and agricultural	16,842	19.1%	22,771	20.4%	21,824	21.4%	23,775	21.4%	26,352	31.3%
Home equity lines	1,280	6.5%	797	5.2%	641	4.4%	800	3.9%	377	3.0%
Consumer	14,640	8.8%	11,413	9.5%	9,455	9.3%	10,001	9.5%	7,569	6.7%
Leases	11,774	5.9%	10,039	5.8%	6,266	4.7%	6,460	4.6%	5,669	4.6%
Other	—	0.1%	—	0.1%	—	0.1%	—	0.3%	—	0.4%
Not specifically allocated	—		—		—		—		53

Total allowance	$55,598	100.0%	$53,977	100.0%	$49,550	100.0%	$53,821	100.0%	$48,872	100.0%

Allowance for credit loss as a percentage of year-end loans	1.14%		1.33%		1.56%		1.78%			1.75%
Year-end loans	$4,897,286		$4,062,294		$3,180,879		$3,019,820			$2,799,092

* In prior years, multi-family residential loans were included in the nonresidential category. The breakout of multi-family residential loans prior to 2004 is not available.

At the bottom of Table 9A is the ratio of the allowance for credit losses to total loans for each of the last five years. At the bottom of Table 11 is the ratio of the allowance for credit losses to nonperforming loans. While the Company does not determine its allowance for credit loss by attempting to achieve particular target ratios, the Company nonetheless computes its ratios and compares them with peer ratios (Note J) as a check on its methodology. The ratio of the allowance to total loans is lower at the end of 2004 and 2005 compared to the ratios at the end of the three prior years while the ratio of the allowance to nonperforming loans for 2005 is higher than at the end of the prior years and the ratio for 2004 is higher than the two preceding years. These changes occurred for two reasons.

The first is that the Company has experienced a generally positive trend in credit quality in its portfolios, with more loans moving to more favorable classifications in 2004 and 2005 than moving to less favorable. In the Company’s allowance methodology, this trend would lessen the need for as much allowance relative to total loans.

Secondly, much of the growth in the loan portfolio during 2004 and 2005 occurred in residential, commercial real estate, and commercial loans, all of which have relatively low historical charge-off rates. Consequently, loan growth was disproportionate to the need for additional allowance for credit losses.

CREDIT LOSSES

Table 9B, “Summary of Credit Loss Experience,” shows the additions to, charge-offs against, and recoveries for, the Company’s allowance for credit losses. Also shown is the ratio of charge-offs to average loans for each of the last five years.

TABLE 9B—Summary of Credit Loss Experience

(dollars in thousands)	Years Ended December 31,
	2005	2004	2003	2002	2001
Balance of allowance for credit losses at beginning of year	$53,977	$49,550	$53,821	$48,872	$35,125

Charge-offs:
Real estate:
Residential	107	—	—	—	457
Multi-family residential*	—	—
Nonresidential	—	6	369	12	—
Construction and development	—	—	1,469	—	127
Commercial, industrial, and agricultural	12,483	8,489	11,982	14,032	7,490
Home equity lines	55	—	—	—	—
Tax refund anticipation	48,955	12,511	13,712	6,615	9,189
Other consumer	9,791	7,266	6,769	4,144	6,046

Total charge-offs	71,391	28,272	34,301	24,803	23,309

Recoveries:
Real estate:
Residential	7	27	2	302	93
Multi-family residential*	—	—
Nonresidential	—	2	12	296	228
Construction and development	—	513	—	—	—
Commercial, industrial, and agricultural	3,180	8,315	4,136	3,926	3,918
Home equity lines	19	—	—	—	—
Tax refund anticipation	10,745	4,043	5,182	4,510	4,769
Other consumer	3,505	1,847	2,412	991	1,377

Total recoveries	17,456	14,747	11,744	10,025	10,385

Net charge-offs	53,935	13,525	22,557	14,778	12,924
Allowance for credit losses recorded in acquisition transactions	1,683	5,143	—	—	—
Provision for credit losses refund anticipation loans	38,210	8,468	8,530	2,105	4,420
Provision for credit losses all other loans	15,663	4,341	9,756	17,622	22,251

Balance at end of year	$55,598	$53,977	$49,550	$53,821	$48,872

(dollars in thousands)	Years Ended December 31,
	2005	2004	2003	2002	2001
Ratio of net charge-offs to average loans outstanding	1.22%	0.36%	0.72%	0.50%	0.48%
Ratio of net charge-offs to average loans outstanding exclusive of RALs	0.36%	0.14%	0.46%	0.44%	0.33%
Peer ratio of net charge-offs to average loans outstanding	0.29%	0.37%	0.59%	0.88%	1.03%
Average RALs	$73,940	$102,769	$121,659	$67,991	$58,900
Average loans, net of RALs	4,363,905	3,702,100	3,029,669	2,874,091	2,619,325

Average loans	$4,437,845	$3,804,869	$3,151,328	$2,942,082	$2,678,225

RAL net charge-offs	$38,210	$8,468	$8,530	$2,105	$4,194
Net charge-offs, exclusive of RALs	15,725	5,057	14,027	12,673	8,730

Net charge-offs	$53,935	$13,525	$22,557	$14,778	$12,924

Recoveries to charge-offs, RALs	21.95%	32.32%	37.79%	68.18%	51.90%
Recoveries to charge-offs, other loans	29.91%	67.91%	31.87%	30.32%	39.77%
Recoveries to charge-offs	24.45%	52.16%	34.24%	40.42%	44.55%

* In prior years, multi-family residential loans were included in the nonresidential category. The breakout of multi-family residential loans prior to 2004 is not available.

There are only two other banks in the country that have national RAL programs. Therefore, for comparability, charge-offs amounts and ratios for the Company are shown both with and without the RAL amounts. The large increase in RAL charge-offs is due to a change in the terms of one of the contracts involved in this program. This contract is discussed on page 64 in the section titled “Tax Refund Anticipation Loan and Refund Transfer Programs.”

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

Exclusive of RALs, the ratio of net charge-offs to loans over the last five years has varied from 0.14% to 0.46%. Management regards this range to be within normal expectations given the changing economic conditions over this period.

The Company has exposure to credit losses from extending loan commitments and letters of credit as well as from loans and leases. Because funds have not yet been disbursed on these commitments and letters of credit, the face amount is not included in the amounts reported for loans and leases outstanding. Consequently, any amount provided for credit losses related to these instruments is not included in the allowance for credit losses reported in the table above, but is instead accounted for as a loss contingency estimate. The recording of this separate liability is accomplished by a charge to other operating expense. During 2003 and 2004, the Company funded two of the letters of credit issued for one borrower for $5.9 million. The Company immediately wrote off these amounts because of concerns for the customer’s ability to repay.

TABLE 10—Off-balance Sheet Estimates

(dollars in thousands)	Years ended December 31,
	2005	2004	2003

Beginning estimate	$1,232	$3,942	$2,446
Additions and other changes	571	50	4,624
Funded and written-off	(118)	(2,760)	(3,128)

Ending estimate	$1,685	$1,232	$3,942

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

Restructured Loans:  The Company’s restructured loans have generally been classified as nonaccrual even after the restructuring. Consequently, they have been included with other nonaccrual loans in Table 11. All restructured loans have been classified as nonaccrual during the past five years.

Foreclosed Collateral:  While it may include other types of property such as vehicles, since such property is generally sold very quickly after repossession, foreclosed collateral consists of primarily of real estate properties obtained through foreclosure or accepted in lieu of foreclosure that take longer to sell. At December 31 for each of the past five years, it consisted solely of real estate.

The following table sets forth information regarding risk elements.

TABLE 11—Risk Elements

(dollars in thousands)	December 31,
	2005	2004	2003	2002	2001
Nonaccrual loans	$16,590	$21,701	$42,412	$59,818	$16,940
90 days or more past due	1,227	820	763	1,709	3,179
Restructured Loans	—	—	—	—	—

Total noncurrent loans	17,817	22,521	43,175	61,527	20,119
Foreclosed collateral	2,910	2,910	—	438	—

Total nonperforming assets	$20,727	$25,431	$43,175	$61,965	$20,119

Total noncurrent loans as percentage of total loan portfolio	0.36%	0.55%	1.36%	2.04%	0.72%
Allowance for credit losses as a percentage of nonperforming loans	312%	240%	115%	87%	243%

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

In 2005, the balance of other nonaccrual loans continued to decrease. In Management’s judgment, this is unlikely to continue. The ratio of nonaccrual loans at 0.36% is just more than half the latest ratio available for its FDIC peers, and with most economists forecasting rising interest rates as the FOMC seeks to temper inflation, even stronger economic conditions are unlikely to cause the credit environment to improve more than it has.

Table 12 sets forth interest income from nonaccrual loans in the portfolio at year-end that was not recognized.

TABLE 12—Foregone Interest

(dollars in thousands)	Years Ended December 31,
	2005	2004	2003
Interest that would have been recorded under original terms	$1,449	$1,411	$1,536
Gross interest recorded	864	241	657

Foregone interest	$585	$1,170	$879

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

TABLE 13—Detailed Deposit Summary

(dollars in thousands)	Years Ended December 31,
	2005		2004		2003
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
NOW accounts	$973,009	1.00%	$741,864	0.48%	$469,122	0.13%
Money market deposit accounts	748,159	1.56	761,469	0.84	853,890	1.01
Savings accounts	385,911	0.99	397,294	0.62	268,031	0.38
Time certificates of deposit for $100,000 or more	906,027	2.93	898,225	1.96	729,019	1.87
Time certificates of deposit for less than $100,000 and IRAs	709,918	2.99	548,983	2.20	511,296	2.40

Interest-bearing deposits	3,723,024	1.96%	3,347,835	1.26%	2,831,358	1.28%
Demand deposits	1,134,952		1,046,870		909,915

Total Deposits	$4,857,976		$4,394,705		$3,741,273

Trends in Interest Expense Rates

The average rate paid on all deposits decreased slightly from 1.28% in 2003 to 1.26% in 2004 and then increased in 2005 to 1.96%. These changes in rates were primarily due to the changes in interest rates brought about by FOMC actions (Note K). The changes in average rates that are paid on deposits are not as great as the changes in the target rates, i.e., deposit rates generally trail these money market rate changes, for three reasons: (1) financial institutions do not try to change deposit rates with each small increase or decrease in short-term rates; (2) in the low interest-rate environment of 2002 through 2004, banks were not able to decrease deposit rates as much as the FOMC decreased its Federal funds target rates; and (3) with time deposit accounts, even when new offering rates are established, the average rates paid during the year are a blend of the rates paid on individual accounts. Only new accounts and those that mature and are renewed will bear the new rate.

In late 2003, the Company introduced a suite of no-fee checking accounts. Most of the growth in 2004 in demand and NOW accounts came from these products. One product in the suite is a high balance, high interest account, resulting in the increase in the average rate for the NOW category compared to 2003.

The relatively large increase in the balance of savings accounts during 2004 was the result of the acquisition of PCCI, which had about 40% of its deposits comprised of business savings accounts. These accounts pay a higher rate of interest than individual savings accounts resulting in an increase in the average rate paid for this category over the rate paid in 2003. The $254 million in deposits obtained in the FBSLO transaction was more evenly distributed among deposit types with the largest category being $66 million in noninterest bearing demand deposits.

Through the date of this report, the FOMC raised its target rate again in 2006 in late January. Management expects that short-term interest rates will be increased several more times during 2006. Deposit rates are expected to increase though they will lag the FOMC actions. Just as the Company was unable to decrease the rates on administered rate deposit accounts by the same amount as the FOMC decreased its target rate in 2001-2003, it is unlikely that banks will increase their rates by as much as the FOMC increases its target rate.

Certificates of Deposit of $100,000 or More

Table 14 discloses the distribution of maturities of CDs of $100,000 or more at the end of each of the last three years.

TABLE 14—Maturity Distribution of Time

Certificates of Deposit of $100,000 or More

(in thousands)	December 31,
	2005	2004	2003
Three months or less	$402,348	$250,406	$281,295
Over three months through six months	241,752	268,656	229,313
Over six months through one year	287,675	196,523	135,326
Over one year	270,148	275,224	188,885

	$1,201,923	$990,809	$834,819

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

As shown in Table 13, the average rate earned on these accounts is actually less than the rate earned on accounts with balances less than $100,000. This has occurred despite the fact that the Company’s offering rate for new or renewing accounts of $100,000 or more is higher than for certificates with a lower balance. The reason for this relates to the decrease in interest rates from the end of 2000 through 2003. Depositors are more willing to have longer maturities with smaller amounts. Consequently, the larger balance accounts reprice more often. In a declining interest rate environment, these repricings will result in lower rates for the over $100,000 CDs. In a rising interest rate environment, these shorter terms result in a narrower difference between the average rates of CDs with balances that are over and under $100,000.

The proportion of the certificate accounts of $100,000 or more that have remaining maturities of more than one year increased from 2003 to 2004, but decreased to the same proportion in 2005 as in 2003. Some of this was due to customers extending the maturity of their large deposits as rates declined in 2003 and held stable in early 2004 to get the higher offering rates. However, most of the increase in this proportion in 2004 was due to Management’s use of longer-term brokered certificates to assist in managing interest rate risk. Brokered certificates of deposit have similar interest rate risk characteristics to FHLB advances, but do not require collateralization. Included in the over one year maturity range for 2005 in Table 14 are $215 million of longer-term brokered certificates of deposit used for this purpose. The comparable figure for December 31, 2004 was $224 million. New brokered CDs were not used as much in 2005 as funds with the desired maturities were obtained from other sources.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

Just as the Company uses Federal funds sold and securities purchased under agreements to resell for the overnight investment of excess funds (described above in the section titled “Money Market Instruments”), the Company uses these same instruments for borrowing overnight from other banks to manage liquidity. When the Company is borrowing rather than lending, these instruments are called Federal funds purchased and securities sold under agreements to repurchase (“repos”). The repos are collateralized by securities owned by the Company. Federal funds purchased are unsecured.

The Company also enters into repo agreements to provide business and other large customers with a secured alternative to deposits in excess of the $100,000 FDIC insured amount. These agreements are for terms of a few weeks to 90 days.

Information on the balances and rates paid for these two types of borrowings is disclosed in Note 13 on page 105. Average interest rates paid during each year and at the end of each year increased from 2003 to 2004 and increased again in 2005. The blended average rates paid of 1.11% for 2003, 1.32% for 2004, and 3.10 % for 2005 closely reflect the pattern of rate changes in Note K, as would be expected for instruments that are almost exclusively one day in term. The average combined amounts for these borrowings outstanding during the three years have increased from 1.44% in 2003 to 2.91% in 2005 of average assets. The maximum amount outstanding at any month-end during the year may be significantly different than the average amount outstanding during the year. For example, the largest month-end amount borrowed by the Company through Federal funds purchased during 2005 was $675 million while the average amount borrowed during 2005 was $187 million.

During the first quarter when the RAL program requires large amounts of funding, repos and federal funds purchased are a significant source of liquidity to the Company. As explained below on page 59 in the discussion of the Company’s RAL program, overnight borrowing is the most cost efficient means of funding these loans, so the Company attempts to maximize this source on a few days during the first quarter of the year. With the RAL program larger in 2005 than in prior years, the Company borrowed more funds. In addition, as explained above on page 32 in the section on securities, Management decided to remain more fully invested in securities and rely more on borrowed funds. This caused a larger average balance in 2005 for these borrowings. To support this decision, the acceptability as collateral for borrowing is an important criterion for the selection of securities for the Company’s investment portfolio.

With the addition of the $125 million in longer-term repos mentioned in Note 13, the Company expects that the average amount outstanding for these borrowings will be higher in 2006 than in 2005.

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

The ratio of average nonearning assets to average total assets has increased during the last three years with an average of 6.86% in 2003, 7.15% in 2004, and 7.94% in 2005. The reason for the rise relates to a larger increase in average nonearning assets (72% from 2003 to 2005) compared to an increase in average earning assets of 36.0%. Of the $214 million increase in average nonearning assets from 2003 to 2005, $111 million is the goodwill added in the purchase of PCCI and FBSLO. While classified as nonearning assets because of bank regulatory requirements, three components of this balance actually generate direct earnings. The first is $39 million of FRB and FHLB stock mentioned in Note 10 on page 104. The second is the $60 million investment in bank owned life insurance (“BOLI”) also described in Note 10. The third is the $33 million investment in low income housing tax credit partnerships mentioned in Note 21 on page 120. As of September 30, 2005, the latest date peer information is available, the average ratio of nonearning assets to total assets for bank holding companies of comparable size was 9.65%.

NONINTEREST REVENUE

Service Charges on Deposit Accounts

Service charges have increased with the growth in deposits and the Company’s efforts to be more effective in collecting fees that are assessed.

Trust Fees

Fees earned by the Trust and Investment Services Division are a large component of noninterest revenue, reaching $16.8 million in 2005. Fees increased by $1.4 million or 8.9% over fees for 2004 compared to an increase of $1.0 million in fees from 2003 to 2004. Included within these fees in 2005 were $1.1 million from trusteeship of employee benefit plans and $2.1 million from the sales of mutual funds and annuities. In the case of the latter activity, the Company provides assistance to customers to determine what investments best match their financial goals and helps the customers allocate their funds according to the customers’ risk tolerance and need for diversification. The mutual funds and annuities are not operated by the Company, but instead are managed by registered investment companies. Including retail investments, the market value of assets under administration on which the majority of fees are based increased to $3.0 billion at the end of 2005.

Other Service Charges, Commissions and Fees

Included within other service charges, commissions and fees are service fees arising from the processing of merchants’ credit card deposits, escrow fees, and a number of other fees charged for special services provided to customers. This fee category has continued to increase over the last three years. As shown in the table in Note 21 on page 120, there was a decrease in broker fees from the sale of residential real estate loans. As mentioned in the section on loans above on page 36, loan sales declined in 2004 and 2005 because the increase in interest rates slowed the market for refinancing, and the Company decided to keep a larger proportion of the loans that were originated. Debit card fees have increased with the growth in the no-fee checking products discussed in the section titled “Deposits” on page 46. The debit cards are provided without cost to customers with these accounts. Collection fees relate primarily to collections on refund loans and are likely to be less in 2006 than in prior years for reasons discussed in the section below titled “Tax Refund Anticipation Loan and Refund Transfer Programs” beginning on page 59.

Refund Transfer Fees and Net gain on Sale of Tax Refund Loans

These items of noninterest revenues are explained in the section below titled “Tax Refund Anticipation Loan and Refund Transfer Programs” beginning on page 59.

Net Gain (Loss) on Sales and Calls of Securities

Gains and losses from sales and calls of securities are explained in the securities section above on page 32.

Other income

Losses on the tax credit partnerships increased in 2004 in part because of the sale of one partnership by the Company. The Company estimates the operating loss for the year for these partnerships based on the prior year because the actual loss is not known until the partnership tax reporting is sent to the Company later in the subsequent year. The Company had underestimated the losses in the prior years and as a result certain adjustments were made in the fourth quarter to appropriately reflect the carrying value. Such amounts were not material to prior year results of operation. In 2005, the loss was as expected for the year. While generating losses, these partnerships receive and pass on to the limited partners tax credits that exceed the after tax losses resulting in a positive impact to net income for the Company.

The Company acquired life insurance policies—Bank Owned Life Insurance or “BOLI”—in some of its acquisitions of other institutions. The Company earns income on the cash surrender value of the policies. At the beginning of 2005 the Company invested $25 million in additional BOLI and in December it invested another $35 million. Because the second investment came late in the year, other income for 2005 includes very little earnings on this investment. Earnings from this source should increase substantially in 2006.

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

TABLE 15A—Operating Expense and Efficiency Ratios (Note L)

	Years Ended December 31,
	2005	2004	2003
Operating expense as a percentage of average assets	3.35%	3.15%	3.49%
Operating efficiency ratio	49.48%	52.76%	53.53%

Another ratio that is used to compare the Company’s expenses to those of other financial institutions is the operating efficiency ratio. This ratio takes into account the fact that for many financial institutions much of their income is not asset-based, i.e., it is based on fees for services provided rather than income earned from a spread between the interest earned on assets and interest paid on liabilities. The operating efficiency ratio measures what proportion of each dollar of net revenue is spent earning that revenue (Note M). With a significant proportion of the Company’s revenues coming from Trust and Investment fees and RT fees, i.e., from programs that require operating expenses to run but are not related to assets on the Company’s balance sheet, management focuses more on this ratio than the operating expense to assets ratio. The operating efficiency ratios for the Company’s holding company peers were 56.6% for 2005, 60.0% for 2004, and 59.2% for 2003. The ratios for the Company without the RAL/RT programs are shown in Table 16G.

Salaries and Benefits

Included within salaries and benefits are actual salaries, bonuses, commissions, retirement benefits, payroll taxes and workers’ compensation. The following table shows the amounts included for these components for the last three years.

TABLE 15B—Salaries and Benefits Detail

(in thousands)	Years ended December 31,
	2005	2004	2003
Salaries	$75,708	$64,072	$57,904
Bonuses	12,423	12,372	9,164
Retirement benefits	11,974	10,904	9,729
Payroll taxes	6,855	5,682	5,210
Workers compensation	1,063	1,667	1,895

Total	$108,023	$94,697	$83,902

Actual salaries have not increased significantly over the last three years compared to the growth in the Company’s loans, deposits, and revenues. Average loans increased 40.8%, average deposits increased 29.8%, and revenues increased 52.7% from 2003 to 2005, while salaries and benefits increased 28.7%.

Bonuses and other incentive pay are accrued during the year, but most payments are made at the end of February in the year following the year to which they relate. Net income for 2004 exceeded that for 2003 by almost 16% due to significant internal growth, strong credit quality, and the acquisition of PCCI. Bonus amounts were increased correspondingly. While net income for 2005 was up 12.9% over 2004, aggregate performance for the business segments other than RAL/RT did not exceed the Company’s plan and bonuses were not increased over the amounts accrued in 2004.

The workers’ compensation issue in California has received a significant amount of media attention. After researching its options and obtaining insurance quotations for the continuance of full coverage, Management concluded that the quoted premiums were too high and that it would be less expensive in the long run to self-insure for all but catastrophic levels of claims. This change requires the Company to establish a reserve for claims each year. The reserve is determined by independent actuaries and is based on past experience. The Company’s change became effective August 1, 2003. Claims for injuries that occurred prior to that date but have not yet been reported and further costs related to claims in process for injuries prior to that date are the responsibility of the insurance company from whom the Company had purchased coverage. Beginning August 1, 2003, the Company expensed a prorated share of the catastrophic coverage premium. It also recorded expenses related to claims for injuries incurred after the change to self-insurance and recorded a liability through a charge to this expense category for the estimated cost of injuries that occurred prior to December 31, 2003. For 2004, the Company recognized the cost of the catastrophic coverage and recognized a reserve for an estimate of the cost of injuries that occurred in 2004, both reported and unreported. Based on lower claims experience in 2003 and early 2004, the reserve set aside in 2004 was lower than that expensed in 2003. Because of legislative changes, the workers’ compensation environment has improved and the Company was both able to provide for a lower reserve in 2005 and recapture a portion of the 2003 reserve.

Net Occupancy Expense

Increases in occupancy expense in 2004 over 2003 and 2005 over 2004 reflect the renewals of leases, office renovations, and increases in utilities as well as the impact of the additional occupancy expenses for the properties leased by PCCI and FBSLO. Note 26 describes an adjustment posted in the fourth quarter of 2004 to recognize the cumulative effect of rent escalation clauses on operating leases.

Equipment Rental, Depreciation, and Maintenance

Variations in the accounts included on this line of the consolidated income statements are due to the continuing need to upgrade computers and processing equipment, offset by lower maintenance cost on newer equipment.

Other Expense

The major components of other expense are shown in Note 22 to the Consolidated Financial Statements on page 121.

Consultant Expense:  The increases from 2003 to 2004 and from 2004 to 2005 are due primarily to increases in auditing fees and fees incurred for assistance with implementing the Sarbanes-Oxley Act as well as for assistance with the Company’s conversion to its new core accounting and customer relationship management systems. While many of the costs associated with these projects are capitalized as either purchases of software or software development, some costs must be expensed as incurred. In subsequent years, the external and internal costs are expected to be less.

Software Expense:  Software expense has increased over the three year period shown in the table in Note 22. The Company has completed installation of its new core banking data processing and customer relationship management systems for most business units, and the amortization of the capitalized costs began in the third quarter of 2005. The remaining conversions of the branches and lending units of PCCI and FBSLO are expected to be completed in the second and third quarters of 2006. Expenses related to other software also increased because, similar to computers, which must be upgraded when maintenance becomes more expensive than replacement, there is a continuing need to upgrade software as vendors no longer support earlier versions.

Off-balance Sheet Contingency Loss:  As explained in Notes 1, 7, and 17, the Company must establish a contingency loss for known or estimated losses relating to letters of credit or other unfunded loan commitments. In 2003, the Company was notified by one of its customers that the customer did not expect to be able to meet its contractual obligations regarding debt payments. The Company had guaranteed the obligations by means of standby letters of credit. As of the end of 2002, the Company had established a contingency loss reserve of $1.8 million for these letters of credit. With the new information received in 2003, the Company assumed that the third parties would eventually draw the letters of credit and, believing that reimbursement by the customer was unlikely, the Company increased the contingency loss reserve by another $4.3 million up to the whole amount of the letters of credit. One of the two letters of credit was in fact drawn in 2003,and the other in 2004. Because of doubts about collectibility, the whole amount of the draws, $5.9 million, was written off when drawn.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into a number of transactions, agreements, or other contractual arrangements whereby it has obligations that must be settled by cash or contingent obligations that must be settled by cash in the event certain specified conditions occur. These “off-balance sheet arrangements” are described in Note 18 to the Consolidated Financial Statements and a table is provided showing the estimated extent and timing of the payments required.

The Company has also entered into off-balance sheet arrangements that provide benefit to it in the form of sources of liquidity. These arrangements and any events, trends, or uncertainties that could limit the availability of these sources are described in the section below titled “Liquidity.”

CAPITAL RESOURCES

As of December 31, 2005, under current regulatory definitions, the Company and PCBNA were “well-capitalized,” the highest of the five categories defined under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”).

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

The Company, as a bank holding company, is required by the FRB to maintain a total risk-based capital to risk-weighted asset ratio of at least 8.0%. To be considered “well-capitalized”, the ratio must be at least 10%. At the end of 2005, the Company’s total risk-based capital to risk-weighted asset ratio was 11.3%. The Company also must maintain a Tier I capital to risk-weighted asset ratio of 6% and a Tier I capital to average assets of 5% to be considered well-capitalized. The actual ratios at December 31, 2005 for the Company were 8.0% and 6.6%, respectively. While the Company remained well-capitalized, the ratios decreased during 2005 because (1) the acquisition of FBSLO for cash only resulted in an increase in assets with no corresponding addition of capital, and (2) the strong growth in loans near the end of the year increased 100% risk-weighted assets with little earnings during the year to increase capital.

Based on average balances the Company has maintained equity to asset ratios of 8.08%, 7.59%, and 8.38% for the years ended December 31, 2005, 2004, and 2003, respectively.

The composition of Tier I and Tier II capital, the minimum levels established by the FRB, the minimum levels necessary to be considered well-capitalized by regulatory definition, and the Company’s ratios as of December 31, 2005 and 2004 are presented in Note 20 on page 118.

PCBNA is also required to maintain a total risk-based capital to risk-weighted asset ratio of 10.0% to be considered well-capitalized. PCBNA’s ratio at the end of 2005 was 11.18%. The Bank has issued a total of $121 million in subordinated debt. Each issue had a maturity of 10 years. While shown on the consolidated balance sheets as long-term debt, for the first half of their 10-year terms they are included as Tier II capital in the computation of the Total Capital to Risk-Weighted Asset ratio for both the Company and PCBNA. In the final five years their terms, one fifth of the balance will be excluded each year from Tier II capital in this computation. As of the end of 2005, all issues were still within the first five years of their term, but one of the issues will start to have its capital benefit reduced in 2006. The subordinated debt issued by the Bancorp was issued in connection with the issuance of trust preferred debt as described in Note 14. Though the subsidiary trusts are not consolidated with the Company—see “Consolidation of Variable Interest Entities”—the $39 million in trust preferred debt issued by them count as Tier 1 capital for the Company for their full term.

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

As mentioned in Note 19 on page 116, the Company purchased shares in 2003. No shares were repurchased in 2004 and 2005 other than fractional shares resulting from the stock split. At December 31, 2005, there was approximately $18.6 million remaining to purchase outstanding shares from the most recent repurchase program authorized by the Board of Directors.

Dividend Reinvestment Program

On August 24, 2005, the Company announced the introduction of a Dividend Reinvestment and Direct Stock Purchase Plan for shareholders of the Company’s common stock. The Plan enables current stockholders to automatically utilize the cash dividends paid on their common stock holdings to purchase additional shares of Pacific Capital Bancorp common stock. Shareholders can register to participate in the Plan by going to the Investor Relations section of the Company’s website. As of December 31, 2005, there were approximately 65 shareholders actively participating in the Plan. As more shareholders become aware of the Plan, we anticipate more shareholders will become participants in the program.

Future Sources and Uses of Capital and Expected Ratios

Over the last five years, the Company’s assets have been increasing at a compound annual growth rate of 13.3%. To maintain its capital ratios, the Company must continue to increase capital at the same rate. Net income, the major source of capital growth for the Company, has been increasing at a compound annual growth rate of 14.0% over the same period of time, but this is reduced by dividends distributed to shareholders. The Company’s dividend payout ratio over the last three years has been 36.4% for 2005, 35.9% for 2004, and 36.5% for 2003. Though offset by some share repurchases, the retained earnings have resulted in capital increasing at a compound annual growth rate of 13.0%.

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

The third consideration is that as loan demand picks up in an improving economy, raising additional capital is likely to be necessary. Because the capital ratios are primarily a regulatory issue, it is not always necessary for the Company to issue more common stock. There is generally less impact on the return on equity and on earnings per share by using other forms of regulatory capital like additional subordinated debt or trust preferred securities. Interest would need to be paid on this capital, but the current shareholders would not have their ownership diluted by additional shares. Management has had on-going discussions with investment bankers regarding the issuance of such capital as well as common stock and has been informed either form of capital could be issued with relative ease.

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

The net increase to capital from the exercise of options is lessened by the ability of option holders to pay the exercise price of options by trading shares of stock they already own, termed “swapping”. In 2005 the increase to capital from the exercise of options (net of shares surrendered as payment for exercises and taxes) was $7.5 million or 8.8% of the net growth in shareholders’ equity in the year. At December 31, 2005, there were approximately 1.1 million options outstanding and exercisable at less than the then-current market price of $35.61, with an average exercise price of $20.04. This represents a potential addition to capital of $22.0 million, if all options were exercised with cash. However, many options are likely to be exercised by swapping. Therefore, some amount less than the $22.0 million in new capital will result from the exercise of options. In addition, except for those options expiring in 2006, the options are likely to be exercised over a number of years.

The impact of the RAL program on the Company’s capital is discussed below.

Aside from the $18.6 million amount authorized for share repurchases and those commitments, there are no material commitments for capital expenditures or “off-balance sheet” financing arrangements as of the end of 2005. There is no specified period during which the share repurchases must be completed.

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

In Note 11 is a description of the securitization that the Company utilizes as one of its funding sources for funding RALs. This securitization is a sale of some of the RALs to other financial institutions, and except for the capital that must be allocated for the small retained interest kept by the Company, it eliminates their impact on the capital ratios for the Company.

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

The provisions of GLBA have been phased in over the last several years. These provisions permit banking organizations to enter into areas of business from which they were previously restricted. Similarly, other kinds of financial organizations are permitted to conduct business provided by banks. The act also imposed new restrictions on the sharing of customer information with other entities. The Company has responded to these new restrictions.

The Company and PCBNA must file periodic reports with the various regulators to keep them informed of their financial condition and operations as well as their compliance with all the various regulations.

Two regulatory agencies—the FRB for the Company and the OCC for PCBNA—conduct periodic examinations of the Company and the Bank to verify that their reporting is accurate and to ascertain that they are in compliance with regulations.

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

Among the new requirements is the inclusion in the Company’s Annual Report of a report by Management on the Company’s internal controls over financial reporting and the safeguarding of assets. The report must be evaluated by the Company’s independent registered public accounting firm. The Company has documented these internal controls, evaluated their effectiveness, and conducted testing to determine if they are functioning as intended. The Company has also responded to all of the other new requirements.

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

IMPACT OF INFLATION

Inflation has been minimal for a number of years and has had little or no adverse impact on the financial condition and results of operations of the Company during the periods discussed here.

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

As indicated in the Consolidated Statements of Cash Flows principal sources of cash for the Company have included proceeds from the maturity or sale of securities, and the growth in deposits and other borrowings. The principal uses of cash have included increases in loans to customers and the purchase of securities. The use of cash for the purchase of securities was particularly high in 2003 due to the leveraging strategy described above on page 33. It is important to note that the purchase of securities is largely discretionary and the Company could reduce this use of cash if loan demand were to increase substantially.

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

PCBNA issues brokered CDs utilizing several brokers as a funding component for the RAL program and for interest rate risk management. PCBNA also used brokered CDs in late 2003 to provide the funds for the PCCI acquisition. PCBNA must be well-capitalized in order to issue brokered CDs.

Long-term liquidity is the ability to raise funds over the entire planning horizon to meet cash needs anticipated due to strategic balance sheet changes. Long-term liquidity sources include: initiating special programs to increase core deposits in expanded market areas; reducing the size of securities portfolios; taking long-term advances from the FHLB; securitizing loans; and accessing capital markets for the issuance of debt or equity. The fixed-rate advances the Company borrowed from the FHLB to fund the purchase of securities under the leveraging strategy, described on page 33, is an example of coordinating a source of long-term liquidity with asset/liability management.

For the Company, the most significant challenge relating to liquidity management is providing sufficient liquidity to fund the large amount of RALs in late January and early February of each year. As discussed in the “Funding and Liquidity Issues” sub-section of the RAL section of this discussion above, the following considerations are kept in mind in providing the needed liquidity:

•	using a large number of other institutions so as to not become overly reliant on a particular source;
•	using a mixture of committed and uncommitted lines so as to assure a minimum amount of funding in the event of tight liquidity in the markets; and
•	arranging for at least a third more funding than it is anticipated will be needed.

The securitization of RAL loans assists in the management of the Company’s capital position during the RAL season by selling them to investor participants in the securitization. In addition, it represents a significant source of liquidity as the proceeds from the sales of the loans are lent out to new RAL customers.

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

In early 2004, the Company entered into a long term lease for some real property that includes one of its branches. To ensure the continued availability of this branch site, it was necessary to lease the larger parcel. The space not currently used by the Company is now leased to other commercial enterprises. These leases will continue for a variety of terms. The Company does not anticipate problems in maintaining tenants in these spaces because the property is in a high-traffic commercial area. The signing of this lease added approximately $46 million in contractual obligations. These obligations are split between non-cancelable leases for the operating lease portion for the land and capital leases for the buildings in the first Table in Note 18. However, with the offsetting rents received from subtenants, the Company does not expect that net liquidity demands will be any larger than they would have been if the current individual lease arrangement could have been maintained.

The senior debt issued by Bancorp in 2001 matures in 2006. The Company plans to refinance this note. It has had conversations with a number of investment banking firms all of whom have indicated that new debt would be well received in the market. Management is considering refinancing these notes with debt that would qualify as regulatory capital to provide for future asset growth.

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

The significant items of income and expense that create permanent differences are disclosed in the second table of Note 16 as amounts that cause a difference between the statutory Federal tax rate of 35% and the effective tax rate. The effective tax rate is the amount of the combined current and deferred tax expense divided by the Company’s income before taxes as reported in the Consolidated Statements of Income.

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

The amounts of the current expense and deferred benefit, the amounts of the various deferred tax assets and liabilities, and the tax effect of the principal temporary differences between taxable income and pre-tax financial statement income are shown in Note 16.

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

There are a number of differences between the Federal and state rules in the tax treatment of certain items of income and expense. The primary one is that income from municipal securities exempt from Federal income tax are not exempt from the California franchise tax.

The effective tax rate has increased from 35.9% in 2003 to 37.3% in 2005 as the Company’s tax exempt income has not increased the same rate as its taxable income. For example, very few of PCCI’s or FBSLO’s securities were tax exempt. These acquisitions added taxable income with no corresponding increase in tax exempt income.

COMMON STOCK AND DIVIDENDS

Stock prices and cash dividends declared for the last eight quarters are shown on page 8. The Company’s stock is listed on the Nasdaq National Market System. The trading symbol is PCBC. Stock prices represent trading activity through the Nasdaq National Market System.

For the years 2005, 2004, and 2003, the Company has declared cash dividends which were 36.4%, 35.9%, and 36.5%, respectively, of its net income. The Company’s policy is to pay dividends of approximately 35%-40% of net income. The most recent information for the Company’s peers shows an average payout ratio of 28.6%. The Board of Directors periodically increases the per share dividend rate in acknowledgment that earnings have been increasing by a sufficient amount to ensure adequate capital and also provide a higher return to shareholders. The most recent increase was declared in the first quarter of 2006, raising the quarterly dividend rate to $0.22 per share.

MERGERS AND ACQUISITIONS

On March 5, 2004, the Company completed its acquisition of Pacific Crest Capital, Inc. (PCCI) in an all cash transaction valued at $135.8 million, or $26 per each diluted share of Pacific Crest Capital common stock. The assets and liabilities acquired and the goodwill recognized are disclosed in Note 2.

On August 1, 2005, the Company completed its acquisition of First Bancshares, Inc. (FBSLO) in an all cash transaction valued at $60.8 million, or $48 per each diluted share of FBSLO stock. The assets and liabilities acquired and the goodwill recognized are disclosed in Note 2.

TAX REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

As indicated in the overall summary at the beginning of this discussion, part of the upward trend in earnings is attributable to the RAL and RT programs. The Company is one of three financial institutions which together provide over 90% of these products on a national basis. Management estimates that the Company has a market share in excess of 30%. The Company provides these services to taxpayers that file their returns electronically. RALs are a loan product; RTs are strictly an electronic transfer service.

Description of the RAL and RT Products

For the RAL product, a taxpayer typically requests a loan from the Company through a tax preparer, with the anticipated tax refund as the source of repayment. The Company subjects the application to an automated credit review process. If the application passes this review, the Company advances to the taxpayer the amount of the refund due on the taxpayer’s return up to specified amounts based on certain criteria less the loan fee due to the Company and, if requested by the taxpayer, the fees due for preparation of the return. Each taxpayer signs an agreement permitting the Internal Revenue

Service (the “IRS”) to send their refund directly to the Company instead of to the taxpayer. The refund received from the IRS is used by the Company to pay off the loan. Any amount due the taxpayer above the amount of the RAL is then sent by the Company to the taxpayer. The fee is withheld by the Company from the advance, but the fee is recognized as income only after the loan is collected from the IRS payment. The fee varies based on the amount of the loan. However, unlike interest earned on most loans, it does not vary with the length of time the loan is outstanding. Nonetheless, because the taxpayer must sign a loan document, the advance on the refund is considered a loan and the fee is classified as interest income.

Generally, interest income earned on loans is a function of the outstanding balance multiplied by the rate specified in the loan agreement multiplied by the period of time the loan is outstanding. For RALs, however, the interest income is unrelated to the length of time the loan is outstanding and there is no explicit interest rate. The flat fee charged is instead simply recognized as income when the loan is collected from the IRS. No late fees are charged to customers whose loans are not paid within the expected time.

While the loan application form is completed by the taxpayer in the tax preparer’s office, the credit criteria is set by the Company and the underwriting decision is made by the Company. The Company closely monitors and, in many cases, does not lend on those returns where Earned Income Tax Credit (“EIC”) represents an overly large portion of the refund. This is because the IRS closely scrutinizes returns where a major portion of the refund is based on a claim for EIC and the Company has found that there is a higher denial rate by the IRS of these refund claims.

Many taxpayers not qualifying for loans or not desiring to pay the loan fee still choose to receive their refunds more quickly by having the refund sent electronically by the IRS to the Company. The Company then prepares a check or authorizes the tax preparer to issue a check to the taxpayer. This service is termed a refund transfer. There is no credit risk associated with the RT product and there is no cost of borrowing for the Company for RTs because funds are not sent to the customer until received by the Company from the IRS.

Many of the customers for these products do not have bank accounts into which they could have the IRS directly deposit their refund and do not have a safe or permanent mailing address at which to receive a check. These products provide not only quick access to funds, but also a safe delivery method in the form of hand delivery by the tax preparer to the taxpayer.

Many of the customers also do not feel comfortable preparing their own tax returns but do not have the cash available to pay for the preparation. These products provide a means for payment of the preparation fee by withholding it from the remittance.

The following table shows fees by product for the last three years and the percentage of growth:

TABLE 16A—RAL and RT Fees

(dollars in millions)	RAL Income	RT Fees	Pre-tax Income
2003	$31.9	$19.8	$40.4
$ change	$4.6	$1.3	$5.1
% change	14.5%	6.6%	12.6%
2004	$36.5	$21.1	$45.5
$ change	$28.2	$3.9	$16.8
% change	77.2%	18.4%	36.9%
2005	$64.7	$25.0	$62.3

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

In accordance with the loan application signed by the taxpayer, if the taxpayer applies for a loan the following year, the unpaid proceeds from the prior year are deducted from the current year’s loan proceeds. In addition, the Company has entered into cooperative collection agreements with the other banks with RAL programs. Under those agreements, if a taxpayer owing money to one bank from a prior year applies for a loan from another bank, the second bank repays the delinquent amount to the first bank before remitting the refund to the taxpayer. As shown in Table 9B, in some years these steps result in a relatively high rate of recovery on the prior year’s losses, but net losses nonetheless remain higher than for other loans.

Total net RAL charge-offs in 2005 were $38.2 million compared to $8.5 million in 2004 and $8.5 million in 2003. There are two reasons for the increase. The first is the growth in the program. The second is the change in one of the Company’s contracts described below in the section titled “Summary of Operating Results” on page 64.

RAL/RT Product Mix and Impact on Pre-tax Income

The product mix has remained relatively the same over the period 2003 through 2005—approximately 30% RALs and 70% RTs. The fees for the RAL product are higher because there are funding and credit costs that must be covered in addition to the processing costs that are the only costs for the RT product. The Company anticipates that the total number of products sold will continue to grow as more taxpayers file their returns electronically. It is also expected that more of the increase will be in the RT product, because the self-prepared returns are more common in the RT product and self-prepared returns are the faster growing segment of the market. It appears that the preparer segment may be approaching saturation. This would suggest that revenues and pre-tax profitability will not increase at the same rate as the numerical volume.

Funding and Liquidity Issues

While RTs are strictly a processing business—the Company simply remits the refund to the taxpayer after it has received it from the IRS—RALs present the Company with some special funding or liquidity needs. Funds are needed for RAL lending only for the very short period of time that RAL loans are made. The season starts in the middle of January and continues into April, but even within that time frame, RAL originations are highly concentrated in the last week of January and first two weeks of February. The first issue then is that the Company must arrange for a significant amount of very short-term borrowings. A portion of the need can be met by borrowing overnight from other financial institutions through the use of Federal funds purchased (unsecured) and repurchase agreements (borrowings collateralized by securities or loans). These two sources match the short-term nature of the RALs and therefore are an efficient source of funding. However, they are not sufficient to meet the total need for funds, and other sources like some term advances from the FHLB and brokered deposits must be used that are more expensive and less efficient.

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

As mentioned in Note 11, the Company has also securitized some of the RALs. As explained below, this accounting has the effect of reclassifying interest income, interest expense, and provision expense related to the sold loans and recognizing the net amount as a gain on sale of loans.

Management is expecting that total volume of transactions will be higher in 2006 than in 2005 as the number of taxpayers filing their returns electronically increases. This has required the Company to add additional funding arrangements to the mix for 2006, but they are of the same types as used in prior years. The Company has arranged a slightly larger securitization for 2006 and has arranged for increases in its overnight credit lines issued by other financial institutions a larger proportion of the more efficient overnight funds.

All of the direct costs of the funding are charged to the program in the segment results shown in Note 25 on page 123, but some of the costs, specifically the opportunity cost of holding more liquid and therefore more easily pledged securities, are too difficult to allocate.

RAL Average and Period-end Balances

The balances of RALs outstanding during each tax-filing season are included in the average balance for consumer loans shown in Table 2 on pages 22 and 23, but there are no such loans included in the Consolidated Balance Sheets as of December 31, 2005 and 2004, because all loans not collected from the IRS by the end of each year are charged-off.

Litigation and Regulatory Risk

Several suits have been filed against the Company relating to the RAL and RT programs. The three that are currently in litigation are disclosed in Note 18 starting on page 114.

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

Management has reviewed its loan documents with compliance counsel to ensure that the disclosure is complete and fair as to these claims. Its ratio of RTs to RALs—two-thirds to one third—suggests that alternatives are in fact explained. The APR on RALs is high because of the short time on average that they are outstanding. However, the funding, processing, and credit costs also need to be recovered over that very short period of time and computed as an APR, they too are high (Note N).

The Company has reviewed its RAL program in the context of the OCC’s guidelines as to what it holds to be “predatory lending practices,” and is confident that its practices are not predatory.

Classification of RAL and RT Fees and the Effect of Securitization Accounting

Generally, the fees earned on the RALs are included in the accompanying Consolidated Income Statements for 2005, 2004 and 2003 within interest and fees on loans. The fees earned on the RTs are reported as a separate item within noninterest revenue.

The securitization changes how some of the income and expenses with the program are accounted for. All of the cash flows associated with the RALs sold to the Company’s securitization partners are reported net as a gain on sale of loans. This gain is reported in a separate noninterest revenue line on the Consolidated Statements of Income. Based on the availability of other, cheaper sources of funds relative to the expected growth in the amount of funding needed, the amount of loans securitized each year varies significantly. This means that the cash flows and, therefore, the net gains associated with the sold RALs have also varied significantly. This does not mean that the securitization activity was more or less profitable, only that more or less loans were funded by means of the securitization. In 2005, because of the change in the contract described above, both the revenue and the losses for the loans originated by that firm that were sold into the securitization were higher than in previous years.

(dollars in thousands)	Twelve Months Ended December 31,
	2005	2004	2003
RAL fees	$39,310	$5,920	$12,472
Fees paid to investor	(1,082)	(162)	(612)
Commitment fees paid	(1,250)	(678)	(800)
Credit losses	(10,955)	(2,135)	(3,029)

Net gain on sale of RAL loans	$26,023	$2,945	$8,031

The gain on the securitization was much larger in 2005 than in 2004 for the following reasons: First, the capacity of the securitization in 2005 was twice the size of 2004, $1.0 billion versus $500 million. Second, in 2004, the Company sold $491 million into the securitization and then paid off the securitization as the underlying loans were paid. In 2005, as payments were received, new loans were sold into the securitization, resulting in $1.5 billion in loans being sold. Lastly, the change discussed below in the Company’s contract with one of the tax preparation firms that markets its products, Jackson Hewitt Tax Services (JHTS), meant that the fees on JHTS loans sold into the securitization in 2005 were substantially greater than the fees on JHTS loans sold in 2004.

As noted in various sections of this discussion, this accounting had the effect of causing substantial differences between some items of income and expense for 2005, 2004, and 2003 despite there being no substantive differences in the economics or profitability between the years. In other words, a year with a large gain occurring because more loans were sold is not necessarily more profitable than a year with less gains but more interest income. Therefore, the Company measures the performance of the segment without respect to the sale of loans, instead treating the securitization for internal profitability reporting as if it were a secured borrowing.

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

TABLE 16B—RAL Securitization Proforma

(in thousands)	Years Ended December 31,
	In accordance with GAAP 2005	Pro Forma Amounts 2005	In accordance with GAAP 2004	Pro Forma Amounts 2004	In accordance with GAAP 2003	Pro Forma Amounts 2003
Interest income from loans	$365,953	$405,263	$264,900	$270,820	$226,413	$238,885
Interest expense on other borrowed funds	$32,769	$35,101	$25,480	$26,320	$17,029	$18,441
Net interest income	$314,652	$351,630	$256,970	$262,050	$218,256	$229,316
Provision for credit losses	$53,873	$64,828	$12,809	$14,944	$18,286	$21,315
Net gain on sale of tax refund loans	$26,023	$—	$2,945	$—	$8,031	$—
Income before income taxes	$158,297	$158,297	$139,890	$139,890	$118,013	$118,013

	Years Ended December 31,
(in thousands)	Pro Forma Adjustments 2005	Pro Forma Adjustments 2004	Pro Forma Adjustments 2003
Interest income from loans	$39,310	$5,920	$12,472
Interest expense on other borrowed funds	$2,332	$840	$1,412
Provision for credit losses	$10,955	$2,135	$3,029

The top portion of the table above shows amounts reported by the Company in its Consolidated Statements of Income and pro forma amounts showing the effect of treating the securitization as a borrowing arrangement. The bottom portion of the table discloses the pro forma adjustments used in preparing the pro forma amounts.

Summary of Operating Results

The following table summarizes operating results for the RAL and RT programs for the three years ended December 31, 2005, 2004, and 2003.

TABLE 16C—Operating Results for the RAL and RT Programs

(dollars in thousands)	Years Ended December 31,
	2005	2004	2003
Interest income from RALs	$64,747	$36,674	$31,984
Interest expense on funding	(3,107)	(1,119)	(814)
Intersegment revenues	7,020	4,704	1,824
Internal charge for funds	(2,929)	—	(2,684)

Net interest income	65,731	40,259	30,310
Provision for credit losses—RALs	(38,210)	(8,468)	(8,530)
Refund transfer fees	24,982	21,049	19,841
Collection Fees	5,573	4,737	4,210
Gain on sale of loans	26,023	2,945	8,031
Other income	578	136	51
Operating expense	(18,345)	(15,110)	(13,473)
Income before taxes	$66,332	$45,548	$40,440

Charge-offs	$48,955	$12,511	$13,712
Recoveries	(10,745)	(4,043)	(5,182)

Net charge-offs	$38,210	$8,468	$8,530

The most obvious differences between the operating results for 2005 versus 2004 and 2003 are the large increases in RAL interest income, provision expense, and the gain on sale of loans. The Company experienced a 10% increase in volume of RALs and RTs originated during 2005 compared to 2004. However, the primary reason for these changes relates to to a change in the contract between the Company and one of the tax preparer groups that is a major source of RALs. In May 2004 the Company and JHTS renegotiated their contract. In prior years, JHTS (and its predecessor) was responsible for the first two and a half percent of total credit losses on the loans originated through JHTS. If losses in excess of that amount occurred, they would be shared by the Company and JHTS. With JHTS assuming the credit risk, JHTS received most of the fee paid by the customer for the RAL. Under the terms of the new contract, the Company assumes virtually all of the credit risk and retains most of the RAL fee. This accounts for most of the increase in revenues above the 10% growth in volume. Whereas in prior years the provision expense related only to the loans made through preparers other than JHTS, in 2005 the Company had to provide for losses on approximately 933,000 loans originated through JHTS. This accounts for the substantial increase in provision expense. As noted in the above section titled “Accounting for the RAL Securitization,” the change in the contract also impacted the gain on sale. The increase in the loan fees increased the gain, while the assumption of the losses on JHTS loans resulted in more credit exposure for loans securitized-in previous years there were no credit losses on the JHTS loans sold.

Collection fees in Table 16C relate include two components. The first is the collection fees paid to the Company by other financial institutions for delinquent amounts collected for them under the cooperative collection agreement mentioned above. The second is a portion of the delinquent loan balances from prior years collected for JHTS by the Company. Because of the change in the contract with JHTS, collection fees will be less in future years. The Company will be collecting for itself rather than for JHTS and consequently the loans collected will be counted as recoveries rather than a portion of them being retained as collection fees.

The four tables below show the balances and amounts of interest income and expense that are excluded in computing the without RAL or without RAL/RT amounts and ratios disclosed in various sections of Management’s Discussion and Analysis. These pro forma tables are not intended to be presentations in accordance with GAAP.

TABLE 16D—RAL Amounts Used in Computation of Net

Interest Margin and Other Ratios Exclusive of RALs

	Years Ended December 31,
(dollars in thousands)	2005			2004
	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Average consumer loans	$697,673	$73,940	$623,733	$565,142	$102,769	$462,373
Average loans	4,437,845	73,940	4,363,905	3,804,869	102,769	3,702,100
Average total assets	6,405,547	86,978	6,318,569	5,707,971	392,547	5,315,424
Average earning assets	5,886,201	107,421	5,778,780	5,299,914	185,658	5,114,256
Average certificates of deposit	1,615,945	12,452	1,603,493	1,447,208	11,718	1,435,490
Average interest bearing liabilities	4,744,130	135,311	4,608,819	4,188,768	225,992	3,962,776
Average equity	517,583	87,276	430,307	433,268	65,049	368,219
Consumer loans interest income	108,167	64,747	43,420	68,165	36,540	31,625
Loan interest income	365,953	64,747	301,206	264,900	36,540	228,360
Interest income	426,157	64,747	361,410	326,181	36,673	289,508
Interest expense	111,505	3,107	108,398	69,211	1,118	68,093

	2003
	Consolidated	RAL/RT	Excluding RAL/RT
Average consumer loans	$523,033	$121,659	$401,374
Average loans	3,151,328	121,659	3,029,669
Average total assets	4,645,654	139,794	4,505,860
Average earning assets	4,326,896	121,659	4,205,237
Average certificates of deposit	2,831,358	11,604	2,819,754
Average interest bearing liabilities	3,267,652	11,604	3,256,048
Average equity	389,269	49,815	339,454
Consumer loans interest income	61,749	31,712	30,037
Loan interest income	226,413	31,712	194,701
Interest income	272,189	31,984	240,205
Interest expense	53,933	814	53,119

*The Company does not keep separate equity accounts for the RAL/RT segment. The equity amount disclosed in this Table is computed by adding all pretax income for the segment, applying a statutory tax rate as there are no tax-advantaged assets in the program, and applying an assumed dividend payout ratio of 37.5%. As indicated in Note 25, no attempt is made to allocate indirect overhead.

TABLE 16E—Calculation of Ratios of Net Charge-offs Including and Excluding RALs

(dollars in thousands)	2005	2004	2003	2002	2001
Total Including RALs
Net charge-offs	$53,935	$13,525	$22,557	$14,778	$12,924
Average loans	$4,437,845	$3,804,869	$3,151,328	$2,942,082	$2,678,225

Ratio	1.22%	0.36%	0.72%	0.50%	0.48%

Total Excluding RALs
Net charge-offs	$15,725	$5,057	$14,027	$12,673	$8,730
Average loans	$4,363,905	$3,702,100	$3,029,669	$2,874,091	$2,619,325

Ratio	0.36%	0.14%	0.46%	0.44%	0.33%

TABLE 16F—Reconciliation of Other Amounts With and Without RAL/RT Amounts

	Years Ended December 31,
(dollars in thousands)	2005			2004
	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Noninterest revenue	$111,923	$57,156	$54,767	$75,635	$28,867	$46,768
Operating expense	214,405	18,345	196,060	179,906	15,110	164,796
Provision for credit losses	53,873	38,210	15,663	12,809	8,468	4,341
Income before income taxes	158,297	62,241	96,056	139,890	40,844	99,046
Provision for income taxes	59,012	26,182	32,830	51,946	17,175	34,771
Net Income	99,285	36,059	63,226	87,944	23,669	64,275

	2003
	Consolidated	RAL/RT	Excluding RAL/RT
Noninterest revenue	$80,281	$32,133	$48,148
Operating expense	162,238	13,473	148,765
Provision for credit losses	18,286	8,530	9,756
Income before income taxes	118,013	41,300	76,713
Provision for income taxes	42,342	17,367	24,975
Net Income	75,671	23,933	51,738

TABLE 16G—Ratios Including and Excluding RAL/RT Programs

	Years Ended December 31,
	2005		2004		2003
	Consolidated	Excluding RALs	Consolidated	Excluding RALs	Consolidated	Excluding RALs
Return on average assets	1.55%	1.00%	1.54%	1.21%	1.63%	1.15%
Return on average equity	19.18%	14.69%	20.30%	17.46%	19.44%	15.24%
Operating efficiency	49.48%	62.34%	52.76%	59.59%	53.53%	62.04%
Net interest margin	5.45%	4.48%	4.97%	4.45%	5.20%	4.61%

Expectations for 2006 and Subsequent Years

The Company has estimated that it expects the number of RAL and RT transactions will increase by 8% in 2006 above the 2005 volume. No significant changes in net operating results like the change to the JHTS contract are expected for 2006. However, the Company and JHTS again renegotiated their agreements for the 2006 season. Rather than paying JHTS a portion of the RAL or RT fee from each transaction, the Company will pay JHTS fixed fees for the marketing and technology services fees for those provided by JHTS to the Company. The Company does not expect any material financial impact from this change in the fee structure. The renegotiated agreements also provide for a lowering of the proportion of JHTS transactions that will be handled by the Company. The Company expects that growth in transactions from other sources as well as growth in the number of total transactions originated by JHTS will offset the reduction in revenues from the lower proportion of transactions.

More generally, the Company also expects that there will be some pricing pressure in the programs and a shift in the product mix towards RTs, both leading to a growth in profitability in the long term of less than the increase in volume.

FOURTH QUARTER 2004 ADJUSTMENTS

The Company identified three accounting errors that it corrected in the fourth quarter of 2004. These errors are described in the succeeding paragraphs. The portions of these adjustments that relate to any prior period financial statements were immaterial.

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

During the fourth quarter of 2004, the Company recognized $1.4 million in stay put payments, of which $980,000 was attributable to prior quarters in 2004. Adjustment to the financial statements for these prior quarters is not material.

These adjustments had an impact on net income for the fourth quarter of 2004 of $2.2 million or 5 cents per diluted share. For the year of 2004, the impact on net income was $1.3 million or 3 cents per diluted share.

NOTES TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE A  TAX EQUIVALENCY

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

NOTE  B AVERAGE BALANCES

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

NOTE C  FAIR VALUE ADJUSTMENTS TO SECURITIES AND NONACCRUAL LOANS IN TABLE 2

The yield information in Table 2 does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Loans in a nonaccrual status are included in the computation of average balances in their respective loan categories.

NOTE D  ALLOCATION OF CHANGES IN INTEREST BETWEEN RATE AND VOLUME

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

NOTE E  INTEREST RATE SENSITIVITY AND MATURITY

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

NOTE F  HYPOTHETICAL INTEREST RATE CHANGES

Although interest rates normally would not change in this sudden manner, the very steep decline in interest rates during 2001—a 4.75% decline in 10 months—make the 2% shock a more realistic scenario than most observers would have believed four years ago.

At December 31, 2003, the FOMC’s target rate for Federal funds sold between banks was 1.00%. It is clear that this target rate could not be decreased another 2.00% as modeled on page 29 of this discussion. Nonetheless the Company uses a hypothetical decrease of 2.00% along with an increase of 2.00% to show changes in the sensitivity to interest rates comparable with the prior year.

NOTE G  INTEREST RATE YIELD CURVES

A yield curve is a graphic representation of the relationship between the interest rate and the maturity term of financial instruments. Generally, interest rates on shorter maturity financial instruments are less than those for longer term instruments. For example, at December 31, 2004, 2 year U.S. Treasury notes sold at a price that yielded 3.08% while 10-year notes sold at a price that yielded 4.24%. A line drawn that plots this relationship for a whole range of maturities will be “steeper” when the rates on long-term maturities are substantially higher than those on shorter term maturities. The curve is said to be “flatter” when there is not as much of a difference. The following table shows rates for some selected maturities to demonstrate how the yield curve has changed over the last three years.

	Target Fed Funds Rate	3 Month Treasury Bills	2 Year Treasury Notes	10 Year Treasury Notes	30 Year Treasury Notes	Shape
December 31
2002	1.25%	1.19%	1.60%	3.81%	4.78%
2003	1.00%	0.95%	1.84%	4.27%	n/a	Steeper
2004	2.25%	2.22%	3.08%	4.24%	n/a	Less steep
2005	4.25%	3.89%	4.40%	4.47%	n/a	Flat with small inversion in short-term

NOTE H  NATURAL OR ON-BALANCE SHEET HEDGES

A natural hedge is formed when two components of the balance sheet respond to changes in interest rates in an opposite manner. Assets and liabilities that have similar maturities and repricing characteristics form natural, i.e., non-derivative hedges to each other. For example, the market value of fixed rate Treasury securities with a remaining life of two years would tend to increase the same amount as fixed-rate FHLB advances (borrowings) with the same maturity. Two assets or two liabilities can also hedge each other. For example fixed rate residential loans lose value when interest rates rise, but the servicing rights created when loans are sold with servicing retained will gain value when rates rise. The loans lose value because they earn less than the new market rate. The servicing rights increase in value because prepayments on the underlying loans will slow and the servicing fees will be received for a longer than expected period of time.

NOTE I  MORTGAGE-BACKED SECURITIES

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

NOTE J  PEER DATA

In various places throughout this discussion, comparisons are made between ratios for the Company and for its holding company or FDIC peers.

The Bancorp or holding company peers are a nation-wide group of 89 companies with an asset size of $3 billion to $10 billion. The peer information is reported in the Bank Holding Company Performance Report received from the FRB for the 3rd Quarter of 2005, the latest quarter for which the report has been distributed as of this writing.

The FDIC peer group comprises 300+ banks with an asset size of $1 billion to $10 billion, and the information set forth above is reported in or calculated from information reported in the FDIC Quarterly Banking Profile, Third Quarter 2005, which is the latest issue available. The publication does not report some of the statistics cited in this report by the separate size-based peer groups. In these instances, the figure cited is for all FDIC banks regardless of size.

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

NOTE K  CHANGES IN TARGET FEDERAL FUNDS RATES

From January 1, 2001 through December 31, 2005, the FOMC changed the target rates for Federal funds as follows:

Date	Amount of Change	New Target Rate
January 2001	-0.50%	6.00%
January 2001	-0.50%	5.50%
March 2001	-0.50%	5.00%
April 2001	-0.50%	4.50%
May 2001	-0.50%	4.00%
June 2001	-0.25%	3.75%
August 2001	-0.25%	3.50%
September 2001	-0.50%	3.00%
October 2001	-0.50%	2.50%
November 2001	-0.50%	2.00%
December 2001	-0.25%	1.75%
November 2002	-0.50%	1.25%
June 2003	-0.25%	1.00%
June 2004	+0.25%	1.25%
August 2004	+0.25%	1.50%
September 2004	+0.25%	1.75%
November 2004	+0.25%	2.00%
December 2004	+0.25%	2.25%
February 2005	+0.25%	2.50%
March 2005	+0.25%	2.75%
May 2005	+0.25%	3.00%
June 2005	+0.25%	3.25%
August 2005	+0.25%	3.50%
September 2005	+0.25%	3.75%
November 2005	+0.25%	4.00%
December 2005	+0.25%	4.25%

NOTE L  COMPARISON OF CHANGES IN THE OPERATING EXPENSE TO AVERAGE ASSETS AND OPERATING EFFICIENCY RATIOS

The importance of not relying on one ratio or measurement to assess performance is illustrated by the changes from year to year in the two ratios in Table 15A. The two ratios changed dissimilarly from 2003 to 2004 and from 2004 to 2005. Operating expense as a percentage of assets and the operating efficiency ratio both decreased from 2003 to 2004. Operating expense as a percentage of assets increased from 2004 to 2005 while the operating efficiency ratio continued to decrease. The operating efficiency ratio, the denominator of which is operating income benefited by the large increase in RAL/RT profitability in 2005, i.e., revenues increased proportionally more than expenses. The extra operating expenses incurred in 2005 discussed above on page 50 for consultants and software did not arise from an increase in assets.

NOTE M  COMPUTATION OF THE OPERATING EFFICIENCY RATIO

The operating efficiency ratio is computed by dividing noninterest or operating expense by the sum of tax-equivalent (Note A) net interest income plus noninterest revenues exclusive of gains or losses on securities transactions.

NOTE N  ANNUALIZED PERCENTAGE RATE OF CREDIT COSTS FOR RALS

To understand what appears to be a high APR for RALs, it may help to see the credit cost of the average RAL expressed as an APR. The average RAL in 2005 was approximately $3,050. For 2005, the Company charged-off an average of about 101 basis points. 101 basis points for an average loan would be $30.95. Expressed as an APR, the $30.95 would be 37.0%. Funding and processing costs are incurred in addition to the credit costs.

NOTE O  MARKET EFFICIENCY

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

NOTE P  DERIVATIVE COSTS

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

We have provided the required quantitative and qualitative disclosures about market risk in Management’s Discussion and Analysis on pages 10 through 71.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:

The following unaudited supplementary data is included in this Annual Report on Form 10-K on the page indicated:

Quarterly Financial Data	131

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Pacific Capital Bancorp:

We have audited the accompanying consolidated balance sheets of Pacific Capital Bancorp and subsidiaries (the “Company”), a Delaware corporation, as of December 31, 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Capital Bancorp and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pacific Capital Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

March 13, 2006

REPORT ON MANAGEMENT’S 404 ASSESSMENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Pacific Capital Bancorp:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pacific Capital Bancorp and subsidiaries (the “Company ”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Pacific Capital Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting management’s assessment of and conclusion on the effectiveness of internal control over financial reporting excluded certain elements of internal control over financial reporting of First Bancshares, Inc. of San Luis Obispo (“FBSLO”), which is included in the December 31, 2005 consolidated financial statements of Pacific Capital Bancorp and constituted $232 million and $231 million of loans and deposits, respectively, as of December 31, 2005 and $2.9 million of net income for the year then ended. Management excluded certain elements from its evaluation of the effectiveness of internal control over financial reporting at this entity because FBSLO was acquired by the Company in a purchase business combination during 2005. Our audit of internal control over financial reporting of Pacific Capital Bancorp also excluded certain elements of the internal control over financial reporting of FBSLO. FBSLO’s investment portfolio was integrated with the Company’s investment portfolio at the time of closing of the acquisition and was included in management’s and our evaluation of internal control over financial reporting.

In our opinion, management’s assessment that Pacific Capital Bancorp maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects,

based on the COSO criteria. Also, in our opinion, Pacific Capital Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Pacific Capital Bancorp and subsidiaries as of December 31, 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2005, of Pacific Capital Bancorp and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pacific Capital Bancorp:

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of Pacific Capital Bancorp and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Francisco, CA

March 22, 2005, except as to the effects of the

reclassification of 2004 and 2003 amounts for

reportable segments as discussed in Note 25,

as to which the date is March 15, 2006.

CONSOLIDATED BALANCE SHEETS

Pacific Capital Bancorp and Subsidiaries

(amounts in thousands except per share amounts)	December 31,
	2005	2004

Assets:
Cash and due from banks	$158,880	$133,116
Securities—available-for-sale at fair value	1,369,549	1,524,874
Loans	4,897,286	4,062,294
Less: allowance for credit losses	55,598	53,977

Net loans	4,841,688	4,008,317
Premises, equipment and other long-term assets	115,831	100,282
Accrued interest receivable	28,994	24,000
Goodwill and other intangible assets	150,472	115,066
Other assets	210,745	119,130

Total assets	$6,876,159	$6,024,785

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,061,711	$1,013,772
Interest-bearing deposits	3,956,155	3,498,518

Total deposits	5,017,866	4,512,290
Securities sold under agreements to repurchase and Federal funds purchased	446,642	179,041
Long-term debt and other borrowings	793,895	823,122
Obligations under capital lease	9,317	9,130
Accrued interest payable and other liabilities	63,183	41,520

Total liabilities	6,330,903	5,565,103

Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock—no par value; shares authorized: 1,000; shares issued and outstanding: none	—	—
Common stock—no par value; $0.25 per share stated value; shares authorized: 100,000; shares issued and outstanding:
46,631 in 2005 and 45,719 in 2004	11,662	11,434
Surplus	107,829	78,903
Accumulated other comprehensive income	987	7,970
Retained earnings	424,778	361,375

Total shareholders’ equity	545,256	459,682

Total liabilities and shareholders’ equity	$6,876,159	$6,024,785

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS

OF INCOME

Pacific Capital Bancorp and Subsidiaries

(in thousands, except per share data)	Years Ended December 31,
	2005	2004	2003

Interest income:
Loans	$365,953	$264,900	$226,413
Securities	59,412	60,533	44,713
Federal funds sold and securities purchased under agreement to resell	792	748	1,050
Commercial paper	—	—	13

Total interest income	426,157	326,181	272,189

Interest expense:
Deposits	72,955	42,142	36,161
Securities sold under agreements to repurchase and Federal funds purchased	5,781	1,589	743
Long-term debt and other borrowings	32,769	25,480	17,029

Total interest expense	111,505	69,211	53,933

Net interest income	314,652	256,970	218,256
Provision for credit losses	53,873	12,809	18,286

Net interest income after provision for credit losses	260,779	244,161	199,970

Noninterest revenue:
Service charges on deposit accounts	17,073	16,529	15,464
Trust fees	16,800	15,429	14,399
Refund transfer fees	24,982	21,049	19,841
Other service charges, commissions and fees	20,991	17,756	16,939
Net gain on sale of tax refund loans	26,023	2,945	8,031
Net (loss) gain on sales and calls of securities	(730)	(2,018)	2,018
Other income	6,784	3,945	3,589

Total noninterest revenue	111,923	75,635	80,281

Operating expense:
Salaries and benefits	108,023	94,697	83,902
Net occupancy expense	17,150	15,970	14,744
Equipment rental, depreciation, and maintenance	11,703	8,939	9,156
Other expense	77,529	60,300	54,436

Total operating expense	214,405	179,906	162,238

Income before provision for income taxes	158,297	139,890	118,013
Provision for income taxes	59,012	51,946	42,342

Net income	$99,285	$87,944	$75,671

Basic earnings per share	$2.16	$1.93	$1.66
Diluted earnings per share	$2.14	$1.92	$1.64
Average number of shares—basic*	45,964	45,535	45,646
Average number of shares—diluted*	46,358	45,911	46,083
Dividends declared per share	$0.78	$0.69	$0.60

*	Prior year shares were adjusted to account for stock split in June 2004.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Pacific Capital Bancorp and Subsidiaries

(in thousands)	Years Ended December 31,
	2005	2004	2003

Net income	$99,285	$87,944	$75,671

Other comprehensive income—
Unrealized gain on securities:
Unrealized holding (losses) gains arising during period	(12,780)	(10,364)	4,168
Less: reclassification adjustment for (losses) gains included in net income	(730)	(2,018)	2,018
Less: income tax (benefit) expense related to items of other comprehensive income	(5,067)	(3,509)	904

Other comprehensive (loss) income	(6,983)	(4,837)	1,246

Comprehensive income	$92,302	$83,107	$76,917

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

Pacific Capital Bancorp and Subsidiaries

(in thousands except per share amounts)				Accumulated Other Comprehensive Income	Retained Earnings
	Common Stock
	Shares	Amount	Surplus			Total

Balance, December 31, 2002	34,550	$8,641	$94,314	$11,561	$256,559	$371,075
Activity for 2003:
Exercise of stock options	337	84	6,579	—	—	6,663
Retirement of common stock	(924)	(231)	(27,977)	—	—	(28,208)
Cash dividends declared at $0.60 per share	—	—	—	—	(27,399)	(27,399)
Changes in unrealized gain on securities available-for-sale, net	—	—	—	1,246	—	1,246
Net income	—	—	—	—	75,671	75,671

Balance, December 31, 2003	33,963	8,494	72,916	12,807	304,831	399,048
Activity for 2004:
Exercise of stock options	399	100	8,911	—	—	9,011
Stock split	11,357	2,840	(2,840)	—	—
Retirement of common stock	—	—	(84)	—	—	(84)
Cash dividends declared at $0.69 per share	—	—	—	—	(31,400)	(31,400)
Changes in unrealized gain on securities available-for-sale, net	—	—	—	(4,837)	—	(4,837)
Net income	—	—	—	—	87,944	87,944

Balance, December 31, 2004	45,719	11,434	78,903	7,970	361,375	459,682
Activity for 2005:
Exercise of stock options	332	83	7,424	—	—	7,507
Issuance of common stock	580	145	21,502	—	—	21,647
Cash dividends declared at $0.78 per share	—	—	—	—	(35,882)	(35,882)
Changes in unrealized gain on securities available-for-sale, net	—	—	—	(6,983)	—	(6,983)
Net income	—	—	—	—	99,285	99,285

Balance, December 31, 2005	46,631	$11,662	$107,829	$987	$424,778	$545,256

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS

OF CASH FLOWS

Pacific Capital Bancorp and Subsidiaries

(dollars in thousands)	Years Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net Income	$99,285	$87,944	$75,671
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,827	10,782	9,920
Provision for credit losses	53,873	12,809	18,286
Provision (benefit) for deferred income taxes	(991)	2,497	2,708
Net amortization of discounts and premiums for securities and commercial paper	460	1,618	2,944
Amortization of net deferred loan fees	6,095	5,298	3,854
Change in accrued interest receivable and other assets	(3,680)	(16,969)	3,292
Change in accrued interest payable and other liabilities	8,830	5,666	1,796
Net loss (gain) on sales and calls of securities	730	2,018	(2,018)
Increase (decrease) in income taxes payable	(647)	1,436	8,813

Net cash provided by operating activities	176,782	113,099	125,266

Cash flows from investing activities:
Purchase of banks or branches, net of cash acquired	(49,544)	(123,282)	—
Proceeds from sale of securities	47,400	86,745	145,926
Proceeds from calls, maturities, and partial pay downs of AFS securities	352,977	305,808	290,866
Proceeds from calls and maturities of HTM securities	—	—	3,987
Purchase of AFS securities	(206,995)	(492,847)	(888,259)
Proceeds from sale or maturity of commercial paper	—	—	15,000
Purchase of commercial paper	—	—	(14,987)
Purchase of bank-owned life insurance	(60,000)	—	—
Net increase in loans made to customers	(677,833)	(484,505)	(187,470)
(Purchase) sale of tax credit investments	(4,603)	(180)	3,922
Net purchase or investment in premises and equipment	(25,480)	(25,362)	(15,662)

Net cash used in investing activities	(624,078)	(733,623)	(646,677)

Cash flows from financing activities:
Net increase in deposits	251,852	366,202	338,640
Net increase in borrowings with maturities of 90 days or less	276,251	93,797	28,616
Proceeds from long-term debt and other borrowing	183,811	244,314	273,200
Payments on long-term debt and other borrowing	(232,126)	(111,220)	(38,621)
Proceeds from issuance of common stock	29,154	8,927	6,663
Payments to retire common stock	—	—	(28,208)
Dividends paid	(35,882)	(31,400)	(27,399)

Net cash provided by financing activities	473,060	570,620	552,891

Net increase (decrease) in cash and cash equivalents	25,764	(49,904)	31,480
Cash and cash equivalents at beginning of year	133,116	183,020	151,540

Cash and cash equivalents at end of year	$158,880	$133,116	$183,020

Supplemental disclosure:
Interest paid during the year	$107,273	$67,370	$53,906
Income taxes paid during the year	$58,323	$49,000	$33,000
Non-cash additions to other real estate owned	$—	$2,910	$—

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

PCBNA conducts its banking services under six brand names: Santa Barbara Bank & Trust (“SBB&T”), First National Bank of Central California (“FNB”), South Valley National Bank (“SVNB”), San Benito Bank (“SBB”) Pacific Capital Bank (“PCB”), and First Bank of San Luis Obispo (“FBSLO”). The offices using the SBB&T brand are located in Santa Barbara and Ventura Counties. Offices using FNB are located in the counties of Monterey and Santa Cruz. Offices in southern Santa Clara County use SVNB, offices in San Benito County are branded SBB and offices in San Luis Obispo county are branded FBSLO. These brand names were formally the names of independent banks merged at various times and eventually into PCBNA. The offices of the former Pacific Crest Bank that were acquired in the purchase by the Company of Pacific Crest Capital Inc. (“PCCI”) described in Note 2 were merged into PCBNA and use the brand name Pacific Capital Bank.

The Company has eight other subsidiaries. One of these is used solely for securitization activities relating to the Company’s refund anticipation loan program. Four other subsidiaries are business trust entities discussed on page 107 used in connection with the trust preferred securities discussed below on page 90. For reasons discussed there, these subsidiaries are not consolidated with the Company in these financial statements. The last three subsidiaries are essentially inactive.

Basis of Presentation

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to practices within the banking industry. The Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions are eliminated.

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

Certain amounts in the 2003 and 2004 financial statements have been reclassified to be comparable with classifications used in the 2005 financial statements.

Securities

The Company purchases securities with funds that are not needed for immediate liquidity purposes and have not been lent to customers. Securities may be classified as held-to-maturity, as available-for-sale, or as trading securities. The appropriate classification is decided at the time of purchase. Only those securities that the Company both intends to hold and has the ability to hold until their maturity may be classified as held-to-maturity. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. Securities purchased specifically for later resale at a gain are classified as trading securities. All securities currently held by the Company are classified as available-for-sale. The Company does not classify any of its securities as trading.

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

Securities classified as available-for-sale are reported on the consolidated balance sheets at their fair value. As the fair value of these securities changes, the changes are included as elements of comprehensive income in the consolidated statements of comprehensive income. The sum of the accumulated change since purchase for these securities is reported net of the income tax effect on the consolidated balance sheets as a separate component of equity captioned “Accumulated other comprehensive income.” When securities are sold, the unrealized gain or loss is reclassified from other comprehensive income to net income.

In December 2003, the Company recognized that the flexibility to sell any of its securities prior to maturity to manage interest rate risk or to provide liquidity was more desirable than the avoidance of the balance sheet volatility and consequently reclassified all of its held-to-maturity securities to available-for-sale. All subsequent security purchases have been classified as available-for-sale.

All investments reported by the Company as securities are debt securities. However, PCBNA is a member of both the Federal Reserve Bank of San Francisco (“FRB”) and the Federal Home Loan Bank of San Francisco (“FHLB”), and as a condition of membership in both organizations, it is required to purchase stock. In the case of the FRB, the amount of stock that is required to be held is based on PCBNA’s capital accounts. As PCBNA’s capital (and the capital of SBB&T and FNB before the merger of their charters) has increased, it has been required to purchase additional shares. In the case of the FHLB, the amount of stock required to be purchased is based on the borrowing capacity desired by PCBNA. While technically these are considered equity securities, there is no market for the FRB and FHLB stock. Therefore, the shares are considered as restricted investment securities and reported as other assets in the Consolidated Balance Sheets. Such investments are carried at cost which is equal to their redemption value. The dividend income received from the stock is reported in the other income category within noninterest revenue.

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

If the impairment is determined to be other than temporary, the Company will recognize this impairment by charging a realized loss to earnings in the period in which the impairment occurs or is otherwise deemed to be other than temporarily impaired.

The Company uses specific identification to determine the cost of securities sold.

Repurchase agreements

The Company occasionally enters into repurchase agreements where by it purchases securities or loans from another institution and agrees to resell them at a later date for an amount in excess of the purchase price. While in form these are agreements to purchase and resell, in substance they are short-term secured investments in which the excess of the sale proceeds over the purchase price represents interest income. For security or collateral, the Company receives assets with a higher fair value than the amount invested.

Loans and Interest and Fees from Loans

Loans are carried at cost which generally represents amounts advanced to the borrowers less principal payments collected. Interest on loans is calculated on a simple interest basis, that is, interest is not compounded. The Company collects loan origination and commitment fees. These fees are not recognized as income when they are collected. Instead they are offset by certain direct loan origination costs and then recognized over the contractual life of the loan as an adjustment to the interest earned using the effective interest method. The net unrecognized fees represent unearned revenue, and they are reported as reductions of the loan principal outstanding. If the deferred costs are greater than the deferred fees, the net amount will be an addition to the loan principal.

Included in loans are lease receivables, which are in substance loans.

Nonaccrual Loans:  When a borrower is not making payments as contractually required by the note, the Company must decide whether it is appropriate to continue to accrue interest. Generally, the Company places loans in a nonaccrual status and ceases recognizing interest income when the loan has become delinquent by more than 90 days. The Company may decide that it is appropriate to continue to accrue interest on some loans more than 90 days delinquent if they are well-secured by collateral and collection efforts are being actively pursued.

When a loan is placed in a nonaccrual status, any accrued but uncollected interest for the loan is written off against interest income in the period in which the status is changed. Subsequent payments received from the customer are applied to principal and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. In the case of commercial customers, the pattern of payment must also be accompanied by a change in the financial condition of the borrower such that there are strong prospects of continued timely payments.

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

Prepayments:  Generally, consumer borrowers may prepay their loans. When interest rates are declining, the Company expects the rate of prepayments to increase. Changes in the rate of prepayments impact amortization of deferred origination fees and costs as the Company recognizes the remaining unamortized amounts when a pay off occurs. Prepayment assumptions are developed from commonly available industry data.

Allowance for Credit Losses

If a borrower’s financial condition becomes such that he or she is not able to fully repay a loan or lease obligation extended by the Company, a loss to the Company has occurred. When the Company has determined that such a loss has occurred, the uncollectible principal amount of the loan is charged-off. It is necessary to make an estimate of the amount of loss inherent but unrecognized in the credit portfolios prior to the realization of such losses through charge-off. GAAP, banking regulations, and sound banking practices require that the Company record this estimate of unrecognized losses in the form of an allowance for credit losses. When losses are recognized, they are charged-off against this allowance. When the Company recovers an amount on a loan previously charged-off, the recovery increases the amount of allowance.

The Company’s estimate of unrecognized losses changes from period to period based on the size and composition of the loan portfolio, current economic conditions, information about specific borrowers, and a variety of other factors. The amount of the allowance is changed to reflect the change in this estimate. It is recorded through the provision for credit losses.

The allowance for credit losses consists of several components. The first component is that portion of the allowance specifically related to those loans that are categorized as impaired under provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”). The remaining components include a statistically determined portion assigned to groups or pools of loans, a specifically assigned portion relating to individual loans, and an allocated portion. These components are reported together in the allowance for credit loss in the accompanying consolidated balance sheets and in Note 7. In total, the allowance for credit losses is maintained at a level considered adequate to provide for losses inherent in the loan portfolio. However, the allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported as provisions expenses in the periods in which they become known.

Component for Impaired Loans:  GAAP recognizes that some impaired loans may have risk characteristics that are unique to the individual borrower and other impaired loans may have risk characteristics in common with other impaired loans. In the former case, the Company applies the measurement methods mentioned in the preceding paragraph on a loan-by-loan basis. Because all of the loans currently identified as impaired by the Company have unique risk characteristics, the valuation allowance for impaired loans is determined on a loan-by-loan basis. The amount of the valuation allowance for any particular impaired loan is determined by comparing the recorded investment in each loan with its value measured by one of three methods: (1) by discounting estimated future cash flows at the effective interest rate of the loan; (2) by observing the loan’s market price if it is of a kind for which there is a secondary market; or (3) by valuing the underlying collateral. A valuation allowance is established for any amount by which the recorded investment exceeds the value of the impaired loan, if any.

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

Component for Specific Credits:  There may be credits, even though not classified as impaired, for which an allowance computed by application of the appropriate historical or statistical loss estimation factor would not adequately provide for the loss inherent in the credit. This might occur for a variety of reasons such as the size of the credit, the industry of the borrower, or the terms of the credit. In these situations, Management will estimate an amount of allowance adequate to absorb the probable loss that has occurred. The specific component is made up of the sum of these specific amounts.

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

Allocation factors for these considerations are multiplied by the outstanding balances in the various loan categories to adjust the historical loss rates and thereby provide what Management believes is the best estimate of the loss inherent in the loan portfolios.

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

Allowance for credit loss from refund anticipation loans (RALs):  RAL’s are all originated in the first and second quarters of the year. The process of estimating an allowance for credit losses related to RALs is similar to that used for the other categories that have large numbers of small-balance loans, e.g. consumer and residential real estate. Specifically, the Company uses loss rates from prior years to estimate the inherent losses. However, because of the uncertainty of repayment after more than nine months after origination, all RAL’s unpaid at year-end are charged-off. Therefore, the Company does not have an allowance for credit loss for unpaid loans at the end of each year.

Credit loss from off-balance sheet instruments:  In addition to the exposure to credit loss from outstanding loans, the Company is also exposed to credit loss from certain off-balance sheet instruments such as loan commitments and letters of credit. Losses are experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a financially weak borrower.

As with its outstanding loans, the Company determines an estimate of losses inherent in these contractual obligations. The estimate for credit losses on off-balance sheet instruments is included within other liabilities and the charge to income that establishes this liability is included as a noninterest expense.

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

Leases

The Company leases most of its branch and support offices. Leases are accounted for as capital leases or operating leases based on the requirements of GAAP. Specifically, when the terms of the lease indicate that the Company is leasing the building for most of its useful economic life or the sum of lease payments represents most of the fair value of the building, the transaction is accounted for as a capital lease wherein the building is recognized as an asset of the Company and the net present value of the contracted lease payments is recognized as a long-term liability. The amortization charge relating to assets recorded under capital leases is included with depreciable expense.

Most of the Company’s leases have cost-of-living adjustments based on the consumer price index. Some of the leases have fixed increases provided for in the terms or increases based on the index but have a minimum increase irrespective of the change in index. In these cases, the total fixed or minimum lease expense is recognized on a straight-line basis over the term of the lease.

Mortgage and Other Loan Servicing Rights

Included in other assets are mortgage and other loan servicing rights. The Company receives a fee for servicing loans for other investors. The right to receive this fee for performing servicing (mortgage servicing rights or “MSR”) is of value to the Company and could be sold should the Company choose to do so. Companies engaged in mortgage banking activities or in servicing loans for others are required to recognize MSRs as separate assets. The rights are recorded at the net present value of the fees that will be collected; less estimated servicing costs, which approximates fair value. The capitalized fees are amortized against noninterest revenue over the expected lives of the loans. The longer the period of time over which the fees will be collected, the more valuable they are. Prepayment by the borrowers of these loans reduces the value of the MSR because the Company will not receive servicing fees for as long as it would if the loans were paid back over the original terms.

Because the rate at which consumers prepay their loans is impacted by changes in interest rates—prepayments increase as rates fall, and decrease as rates rise—the value of the servicing right changes with changes in interest rates. Changes in the value are reflected in the financial statements by adjustments to a valuation allowance, which offsets the asset, and by changes or credits to non-interest revenue. Changes to the valuation allowance are only made to reflect impairment or increases in value up to the amount of previously recognized impairments.

Estimates of the lives of the loans are based on several industry standard sources. These sources are tested periodically to determine how close to actual prepayment rates their estimates were. In applying the estimated prepayment rates, the Company segregates the rights into separate strata based on time to contractual maturity and coupon rate of the underlying loans.

Trust Assets and Fees

The Company has a trust department that has fiduciary responsibility for the assets that it holds on behalf of its trust customers. These assets are not owned by the Company and accordingly are not reflected in the accompanying consolidated balance sheets.

Fees for most trust services are based on the market value of customer assets, and the fees are accrued monthly. The amount of fees for unusual or infrequent services are often determined by a court or other third party after the service has been provided. Such fees are recognized when the fee can be determined.

Earnings Per Share

The computation of basic earnings per share for all periods presented in the Consolidated Statements of Income is based on the weighted average number of shares outstanding during each year retroactively restated for stock dividends and stock splits.

Diluted earnings per share include the effect of common stock equivalents for the Company, which consist of shares issuable on the exercise of outstanding options and restricted stock awards. The number of options assumed to be exercised is computed using the “Treasury Stock Method.” This method assumes that all options with an exercise price lower than the average stock price for the period have been exercised at the average market price for the period and that the proceeds from the assumed exercise have been used for market repurchases of shares at the average market price. The Company receives a tax benefit for the difference between the market price and the exercise price of non-qualified options when options are exercised. The treasury stock method also assumes that the tax benefit from the assumed exercise of options is used to retire shares.

Restricted stock is accounted for as described below in the section titled, “Stock-Based Compensation” on page 91. Unvested stock for which compensation expense has been recognized is included as an addition to the weighted average shares outstanding during each period. Once vested, the shares are included in the weighted average shares outstanding.

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

Other Real Estate Owned and Other Foreclosed Property

Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called other real estate owned (“OREO”). OREO is originally recorded in the Company’s financial records at the fair value of the OREO less estimated costs to sell. If the outstanding balance of the loan is greater than the fair value of the OREO at the time of the acquisition, the difference is charged-off against the allowance for credit losses. Any senior debt to which other real estate owned is subject is included in the carrying amount of the property and an offsetting liability is reported along with other borrowings. Other collateral obtained through foreclosure proceedings is accounted for in a similar fashion.

During the time the property is held, all related operating or maintenance costs are expensed as incurred. Later decreases in the fair value of the property are charged to operating expense by establishing valuation allowances in the period in which they become known. Increases in the fair value may be recognized as reductions of operating expense but only to the extent that they represent recoveries of amounts previously written-down. Expenditures related to improvements of the property are capitalized to the extent that they are realizable through increases in the fair value of the properties. Increases in market value in excess of the fair value at the time of foreclosure are recognized only when the property is sold.

At December 31, 2005 and 2004, the Company held OREO that had a recorded value, less estimated costs, of $2.9 million which is less than the Company’s estimate of the fair value of the property.

Derivative Financial Instruments

GAAP requires that all derivatives be recorded at their current fair value on the balance sheet. Certain derivative transactions that meet specified criteria qualify for hedge accounting under GAAP. If a derivative does not meet the specific criteria gains or losses associated with changes in its fair value are immediately recognized in the income statement.

Goodwill

In connection with the acquisitions of financial institutions the Company has recorded the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. When originally recorded, goodwill recorded in connection with pre-2002 acquisitions was amortized on the straight-line method over 15 years. Amortization of the goodwill was discontinued on January 1, 2002 under the provisions of Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets (“SFAS 142”).

Management annually reviews the goodwill in order to determine if facts and circumstances suggest that it is not recoverable. The Company has determined the reporting units at which goodwill impairment will be assessed, specifically, one level below its operating segments. The goodwill was allocated to these reporting units based on the perceived value of the acquired institution. Generally, this has meant allocation to the Branch Services unit within the Community Banking segment because the value of the acquisition was attributed to the deposit relationships. In the case of the PCCI acquisition, the value was attributed to the lending activities, while goodwill from the FBSLO acquisition was associated with the customer relationships and growth prospects.

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

Segment Reporting

GAAP requires that the Company disclose certain information related to the performance of various segments of its business. Segments are defined based on the factors by the chief operating decision-maker for making operating decisions and assessing performance. Such factors could be products and services, geography, legal structure, management structure or any manner by which a company’s management distinguishes major operating units. While the Company’s products and services all relate to commercial banking, for the purposes of this disclosure, Management has determined that the Company has five reportable segments: Community Banking, Commercial Banking, Tax Refund Programs, Fiduciary, and All Other. During 2005, the management and reporting structure for the lending operations acquired with PCCI changed and these operations were included in the Community Banking segment whereas it was a separate segment in 2004. The factors used in determining these reportable segments are more fully explained in Note 25 beginning on page 123.

Accounting for Business Combinations

For all business combinations initiated after June 30, 2001, Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) requires them to be accounted for by the purchase method of accounting.

With the adoption of SFAS 142, on January 1, 2002, the Company ceased amortizing the goodwill that had resulted from purchase transactions entered into prior to the adoption of SFAS 141. However, as discussed above, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Based on its annual assessment for impairment, Management does not believe that any material impairment of goodwill has occurred.

In addition to goodwill, other intangible assets may be acquired in a business combination. If the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so, the acquired intangible asset will be separately recognized. Such intangible assets are subject to amortization over their useful lives. Among these intangibles assets are core deposit intangibles and loan servicing rights. The Company amortizes core deposit intangibles over their estimated useful life which is generally not longer than five years. The loan servicing rights are amortized in proportion to and over the life of the anticipated service fee revenue.

Consolidation of Variable Interest Entities

As described above on page 82, the Company has a number of subsidiaries in addition to the Bank. Some of these are consolidated with the Bank in the statements of the Company. If, by design, the owners of the entity have not made an equity investment sufficient to absorb its expected losses and the owners lack any one of three essential characteristics of controlling financial interest, the entity is termed a “variable interest entity” and is to be consolidated in the financial statements of its primary beneficiary. The three characteristics are the ability to make decisions about the entity’s activities, the obligation to absorb the expected losses of the entity, and the right to receive the expected residual returns of the entity.

Variable Interest Entities used for Securitizations:  The Company has one special-purpose entity used for the securitization described in Note 11 on page 104. This subsidiary is wholly owned by the Company. This special-purpose entity is consolidated with the Company. In the structure of this securitization, the loans are sold by the special-purpose entity to multi-seller conduits. The Company has considered whether these conduits to which it has sold the RALs should be consolidated with the Company in its financial statements. Based on the following factors, the Company has concluded that it is not the primary beneficiary of these entities and therefore does not consolidate them:

(1)	the Company sells assets to these entities only during the first quarter of each year that are held by the entities for less than two months;

(2)	these entities hold assets purchased from other financial institutions during the remainder of the year;

(3)	the assets sold by the Company to these entities are never more than a third of the assets held by the entities;

(4)	the Company can make no decisions for these entities as to whether they will purchase assets from the Company or from any other source; and

(5)	the Company is not responsible for any losses from RALs sold to these entities other than the minimal interest in the loans retained by the Company.

Trust Preferred Subsidiaries:  In connection with the acquisitions of FBSLO and PCCI, Bancorp added four business trust subsidiaries which had been originally created by FBSLO and PCCI for the exclusive purpose of issuing trust preferred securities. These subsidiaries are wholly owned by the Company. The four subsidiaries are FBSLO Trust I, PCC Trust I, PCC Trust II, and PCC Trust III. The purchasers of the securities issued by these business trusts are the primary beneficiaries of these entities and they are therefore not consolidated with the Company. However, the Company has included the investments in these subsidiaries in “Other assets” and the subordinated debt owed by the Company to these subsidiaries is included in “Long-term debt and other borrowings” on its Consolidated Balance Sheets. This subordinated debt has the same terms as the trust preferred securities owed by the trusts, except that the debt owed to the entities is subordinated debt for the Company, whereas the debt owed by the entities to the holders of their securities is senior debt.

Consequently, were the Company to consolidate these entities, there would be no additional amounts of debt shown in the Company’s financial statements, but the characterization of the debt would be different, in that it would be senior debt rather than subordinated debt. In its Consolidated Statements of Income, the Company has reported dividend income from the subsidiaries in “Other income” and interest expense on the subordinated debt in “Other borrowed funds.” If the Company consolidated the entities, the dividend income and the interest expense would be eliminated and the Company would report the interest expense that was paid directly to the holders of the securities.

Low-income Tax Credit Partnerships:  The Company has invested $33 million in limited partnerships that construct low-income housing. The partnerships generate tax credits for the Company. Generally, the Company’s partnership interests are less than 50% of the total interests. There are two partnerships for which the Company owns a greater than 50% interest. The Company is the primary beneficiary of these partnerships and, if material, would consolidate these partnerships in its financial statements.

For one of these two, the Company owns 100% and therefore the inclusion of its share interest effectively is consolidating the partnership in its financial statements. The Company owns 51% of the second partnership. In 2005, if the Company were to consolidate this partnership, it would result in an additional $3.1 million in assets and a liability for the minority interest of $3.1 million. This represents less than 0.05% of the Company’s assets. The Company would also have recognized the whole amount of the operating losses of this partnership, decreasing noninterest revenue by approximately $300,000 and recognized a reduction of other expense for $300,000 for the other partners’ share of the losses. These amounts represent less than 0.2% of income before taxes. There would be no net effect on pre-tax income or net income. Based on these immaterial amounts, the Company has decided not to consolidate this second partnership.

Other Subsidiaries:  The remaining subsidiaries of the Company are inactive, but they are consolidated in the financial statements of the Company.

The Company is not aware of any other entities that should be considered for consolidation.

Other Recent Accounting Pronouncements

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 03-3 (“SOP 03-3”). The Company adopted SOP 03-3 on January 1, 2005 with no financial impact. SOP 03-3 requires loans that are acquired in a transfer or business combination, the credit quality of which has deteriorated since origination, to be recorded at fair value. No allowance for loan losses or other valuation allowance is permitted for these loans at the time of acquisition. Valuation allowances for them should reflect only losses incurred after the acquisition. An allowance is permitted to be established at the time of acquisition for other loans purchased in the transaction.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS 123R”) on January 1, 2006. This statement requires issuers to record compensation expense over the vesting period of the share-based award. In the case of stock options, the amount of compensation expense to be recognized over this term is the “fair value” of the options at the time of the grant as determined by an option pricing model. The option pricing model computes fair value for the options based on the length of their term, the volatility of the stock price in past periods, and other factors. Under this method, the issuer recognizes compensation expense regardless of whether the officer or director eventually exercises the options.

The statement further requires that not only must stock options awarded in 2006 and subsequent years be accounted for in this manner, but as part of the implementation, the Company must recognize compensation expense for stock options awarded in past years. This may be done by one of two transition methods—the modified prospective method or the modified retrospective method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to the January 1, 2006 should be accounted for in accordance with the earlier issued Statement of Financial Accounting Standards No. 123, i.e. by the fair value method. Compensation expense will be recognized in the income statement for those prior year awards beginning in the first quarter of 2006. Under the modified retrospective approach, the previously reported results of operations are restated, either to the beginning of the year of adoption or for all periods presented, to reflect the SFAS 123 amounts in the income statement.

The Company has decided to use the modified prospective method of adopting SFAS 123R. Management expects the adoption of this statement will have an effect on its annual earnings in 2006 approximately equivalent to the proforma adjustments disclosed below for SFAS 123 for 2005, i.e. a reduction of $1.2 million or $0.02 per share. The amount for 2005 represents a reduction of 1.4% of 2005 earnings.

Had the Company recognized compensation expense over the expected life of the options using the fair value method, the Company’s pro forma salary expense, net income, and earnings per share for the years ended December 31, 2005, 2004, and 2003 would have been as follows:

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003

Net Income, as reported	$99,285	$87,944	$75,671
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,225)	(2,250)	(618)

Pro forma net income	$98,060	$85,694	$75,053

Earnings Per Share:
Basic—as reported	$2.16	$1.93	$1.66
Basic—pro forma	$2.13	$1.88	$1.64
Diluted—as reported	$2.14	$1.92	$1.64
Diluted—pro forma	$2.12	$1.87	$1.63

For purposes of this computation for 2005, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	4.18%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.3155
Expected volatility 4 years:	0.2837
Expected volatility 5 years:	0.2691
Expected dividend	$0.80 per year

For purposes of this computation for 2004, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	3.53%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.2841
Expected volatility 4 years:	0.2636
Expected volatility 5 years:	0.2651
Expected dividend:	$0.72 per year

For purposes of this computation for 2003, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	2.62%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.2025
Expected volatility 5 years:	0.2276
Expected dividend:	$0.63 per year

2.    MERGERS AND ACQUISITIONS

On February 28, 2005, the Company entered into a definitive agreement with First Bancshares, Inc. (“FBSLO”) under which the Company would acquire FBSLO in an all cash transaction. The FBSLO transaction closed on August 1, 2005. The consideration paid was $60.8 million in cash, or $48 per each diluted share of FBSLO stock. FBSLO was headquartered in San Luis Obispo, California, had two branches in that city, and provided traditional deposit and loan products to its customers, including commercial and commercial real estate loans; checking, savings, and certificate of deposits; and other traditional banking services through its banking subsidiary. At the time of the acquisition of FBSLO, the banking subsidiary, First Bank of San Luis Obispo, was merged into PCBNA. The Company acquired FBSLO for its customer relationships and as an entry vehicle into the San Luis Obispo County, which lies between the Company’s two primary market areas, Santa Barbara County and Monterey County. The Company believes that there are many customers in the San Luis Obispo County similar to its current customers in those primary market areas. The Company’s Consolidated Financial Statements include the operations of FBSLO from the period of August 1, 2005 through December 31, 2005. The Company acquired $51.3 million in investment securities, $217 million in loans, $254 million in deposits, and other assets and liabilities. The excess of the purchase price over the net fair value of the assets and liabilities, $32.1 million, was recognized as goodwill as discussed in Note 9 of these financial statements.

On March 5, 2004, the Company acquired PCCI in an all cash transaction valued at $136 million, or $26 per each diluted share of PCCI common stock. PCCI was an Agoura Hills, California-based bank holding company that conducted business through its wholly-owned subsidiary, Pacific Crest Bank. The bank had three branches located in Beverly Hills, Encino and San Diego. Since its establishment in 1974, Pacific Crest Bank had operated as a specialized business bank serving small businesses, entrepreneurs and investors. Its products include customized loans on income producing real estate, business loans under the U.S. Small Business Administration (“SBA”) 7(a) and 504 programs, lines of credit and term loans to businesses and professionals, and savings and checking account programs. Pacific Crest Bank was an SBA-designated “Preferred Lender” in California, Arizona and Oregon. In addition to three branches, it operated six loan production offices in California and Oregon. The Company acquired PCCI primarily for its commercial real estate and SBA commercial business lending operations. The Company’s Consolidated Statements of Income include the operations of PCCI from March 6, 2004 through December 31, 2005. The Company acquired $121 million in investment securities, $419 million in loans, $291 million in deposits, and other assets and liabilities. The excess of the purchase price over the net fair value of the assets and liabilities, $78.5 million, was recognized as goodwill as discussed in Note 9 of these financial statements.

The Company recognized and added $5.1 million to the allowance for loan losses in connection with the March 5, 2004 acquisition of PCCI and $1.7 million to the allowance for loan losses in connection with the August 1, 2005 acquisition of FBSLO.

The Company has not disclosed pro forma information about combined operations as the acquisitions were not material to the Company as a whole.

3.    EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share. The denominator of the diluted earnings per share ratio includes the effect of dilutive securities. The only securities outstanding that are potentially dilutive are the employee stock options and the restricted stock. In the second quarter of 2004 the Company’s Board of Directors approved a 4 for 3 stock split. The share and per share amounts appearing in the following table have been restated to reflect this split.

(amounts in thousands other than per share amounts)	Basic Earnings Per Share	Diluted Earnings Per Share

For the Year Ended December 31, 2005
Numerator—Net Income	$99,285	$99,285

Denominator—weighted average shares outstanding	45,964	45,964

Plus: net shares issued in assumed stock option exercises		394

Diluted denominator		46,358

Earnings per share	$2.16	$2.14
Anti-dilutive options excluded		157
Weighted average stock price during the year		$32.85

For the Year Ended December 31, 2004
Numerator—Net Income	$87,944	$87,944

Denominator—weighted average shares outstanding	45,535	45,535

Plus: net shares issued in assumed stock option exercises		376

Diluted denominator		45,911

Earnings per share	$1.93	$1.92
Anti-dilutive options excluded		28
Weighted average stock price during the year		$29.17

For the Year Ended December 31, 2003
Numerator—Net Income	$75,671	$75,671

Denominator—weighted average shares outstanding *	45,646	45,646

Plus: net shares issued in assumed stock option exercises *		437

Diluted denominator *		46,083

Earnings per share	$1.66	$1.64
Anti-dilutive options excluded		40
Weighted average stock price during the year		$24.29

*	Prior year shares were adjusted to account for stock split in June 2004.

4.    CASH AND DUE FROM BANKS

All depository institutions are required by law to maintain reserves against their transaction deposits. The reserve must be held in cash or with the Federal Reserve Bank (“FRB”) for their area. The amount of reserve may vary each day as banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The average daily cash reserve balances required to be maintained by PCBNA totaled approximately $6.9 million in 2005 and $5.6 million in 2004. In addition, PCBNA must maintain sufficient balances to cover the checks written by bank customers that are clearing through the FRB because they have been deposited at other banks. This generally means that PCBNA holds substantially more than the $6.9 million minimum amount at FRB.

5.    SECURITIES

A summary of securities owned by the Company at December 31, 2005 and 2004, is as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
Available-for-sale:
U.S. Treasury obligations	$100,208	$34	$(1,189)	$99,053
U.S. agency obligations	261,854	23	(3,194)	258,683
Collateralized mortgage obligations	63,429	9	(1,186)	62,252
Mortgage-backed securities	721,704	662	(18,585)	703,781
Asset-backed securities	7,114	—	(20)	7,094
State and municipal securities	213,537	25,828	(679)	238,686

	$1,367,846	$26,556	$(24,853)	$1,369,549

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004
Available-for-sale:
U.S. Treasury obligations	$112,401	$401	$(576)	$112,226
U.S. agency obligations	209,353	1,513	(821)	210,045
Collateralized mortgage obligations	63,663	76	(486)	63,253
Mortgage-backed securities	916,987	4,598	(9,786)	911,799
Asset-backed securities	20,274	72	(39)	20,307
State and municipal securities	188,444	19,225	(425)	207,244

	$1,511,122	$25,885	$(12,133)	$1,524,874

The Mortgage Backed Securities in the two tables above primarily consist of securities issued by Government Sponsored Enterprises, specifically Fannie Mae, Freddie Mac, and Federal Home Loan Banks.

The amortized cost and estimated fair value of debt securities at December 31, 2005 and 2004, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. With interest rates on a number of the Company’s securities higher than the current rates on similarly rated securities, Management expects that if the issuers have the right to call the security—pay it off early—they will do so.

Principal payments to be received from securities that do not have a single maturity date—asset-backed securities, mortgage-backed securities, and collateralized mortgage obligations—are included in the table below. The timing of those payments is estimated based on the contractual terms of the underlying loans adjusted for estimates of prepayments. However, similarly to security issuers that retained the right to call the security before maturity, homeowners may prepay their mortgages if interest rates have fallen to the extent that refinancing becomes advantageous. While not included in the above table based on contractual maturities, prepayments are estimated by the Company and reviewed at the end of each period in response to the then current interest rate environment, they are included in the following table. These estimates are used in valuing securities and in planning cash flows and managing interest rate risk.

(dollars in thousands)	December 31,
	2005	2004

Available for Sale
Amortized cost:
In one year or less	$141,264	$137,209
After one year through five years	876,075	722,391
After five years through ten years	158,206	400,647
After ten years	192,301	250,875

Total Securities	$1,367,846	$1,511,122

Estimated fair value:
In one year or less	$140,082	$138,017
After one year through five years	857,932	720,168
After five years through ten years	158,525	401,657
After ten years	213,010	265,032

Total Securities	$1,369,549	$1,524,874

The proceeds received from sales and calls of debt securities and the gross gains and losses that were recognized for the years ended December 31, 2005, 2004, and 2003 are shown in the next table.

(in thousands)	2005			2004			2003
	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses

Held-to-maturity:
Sales	$—	$—	$—	$—	$—	$—	$—	$—	$—
Calls	$—	$—	$—	$—	$—	$—	$627	$12	$—
Available-for-sale:
Sales	$47,400	$—	$(730)	$86,745	$37	$(2,055)	$145,924	$2,420	$(414)
Calls	$1,550	$—	$—	$1,869	$—	$—	$65	$—	$—

As mentioned in Note 1, the Company reclassified all of its held-to-maturity securities to available-for-sale as of December 31, 2003. The amount reclassified was $65 million and the unrealized gain related to these securities was $10.8 million.

The fair value of securities can change due to credit concerns, i.e. whether the issuer will in fact be able to pay the obligation when due. The fair value can also change due to changes in interest rates. Specifically the fair value of fixed rate securities will decline as interest rates rise and increase as rates decline. The following table shows those securities for which there is an unrealized loss by category of security and for how long there has been an unrealized loss.

	Less than 12 months		12 months or more		Total
As of December 31, 2005 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$164,351	$(1,925)	$133,877	$(2,458)	$298,228	$(4,383)
Mortgage Backed Securities	281,303	(3,610)	410,473	(14,975)	691,776	(18,585)
Municipal Bonds	25,074	(216)	11,481	(463)	36,555	(679)
Asset backed Securities	6,176	(19)	918	(1)	7,094	(20)
Collateralized mortgage obligations	32,284	(411)	28,629	(775)	60,913	(1,186)

Total temporarily impaired securities	$509,188	$(6,181)	$585,378	$(18,672)	$1,094,566	$(24,853)

	Less than 12 months		12 months or more		Total
As of December 31, 2004 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$161,519	$(1,397)	$—	$—	$161,519	$(1,397)
Mortgage Backed Securities	379,722	(3,881)	239,932	(5,905)	619,654	(9,786)
Municipal Bonds	5,252	(69)	8,066	(356)	13,318	(425)
Asset backed Securities	6,282	(39)	—	—	6,282	(39)
Collateralized mortgage obligations	52,678	(486)	—	—	52,678	(486)

Total temporarily impaired securities	$605,453	$(5,872)	$247,998	$(6,261)	$853,451	$(12,133)

As shown in the table, at December 31, 2004 and 2005, some of the securities have had unrealized losses for more than twelve months. Generally these securities were purchased within the first half of 2003 when intermediate and long term interest rates were lower than at December 31, 2004 and 2005. The Company does not hold any securities that it believes to be other than temporarily impaired where the impairment is due to credit concerns as described in Securities and Exchange Commission Staff Accounting Bulletin #59. If the Company holds securities to maturity for which the market value has declined because of changes in interest rates, the principal will be collected in full. As of December 31, 2004 and 2005, the Company had both the ability and intent to hold these securities to their maturity or recovery. The Company has concluded that none of these securities is other than temporarily impaired.

At December 31, 2004, the Company had identified three of its securities with a market value of $23.0 million to be sold subsequent to year-end. Because of this intention to sell, the impairment in the case of these securities was other than temporary, and the Company recorded a loss by a charge against income to adjust the carrying amount of these securities to their fair value at December 31, 2004. The amount of the loss, totaling $501,000, is included in net gain or loss on sales and calls of securities on the Consolidated Statement of Income for the year ended December 31, 2004. These securities are not included in the table above because the losses have been realized through this adjustment. At December 31, 2005, the Company had identified no securities that it intended to sell.

Securities with a carrying value of approximately $1.28 billion at December 31, 2005, and $1.37 billion at December 31, 2004, were pledged to secure public funds, trust deposits, repurchase agreements and other borrowings as required or permitted by law.

These amounts pledged are substantially in excess of the amount of such funds that are normally required to be supported by collateral. The Company borrows extensively during the first quarter of each year to fund its RAL program, and pledges securities not otherwise used as collateral in advance of the need for such borrowings.

6.    LOANS

The loan portfolio consists of the following:

(dollars in thousands)	December 31,
	2005	2004

Real estate:
Residential—1 to 4 family	$1,128,318	$901,679
Multi-family residential	256,857	182,936
Nonresidential	1,160,864	1,028,278
Construction	374,500	286,387
Commercial loans	934,840	826,684
Home equity loans	319,195	212,064
Consumer loans	431,542	387,257
Leases	287,504	234,189
Other Loans	3,666	2,820

Total loans	$4,897,286	$4,062,294

The amounts above are shown net of deferred loan origination, commitment, and extension fees and origination costs of $6.2 million for 2005 and $7.1 million for 2004. Nonresidential real estate loans consist of a variety of commercial buildings including office, manufacturing facilities, wineries and warehouses.

The Company had outstanding partial participations of loans totaling $27.4 million, $23.5 million and $35.6 million at December 31, 2005, 2004, and 2003 respectively.

Related Parties

In the ordinary course of business, the Company has extended credit to directors and executive employees of the Company totaling $6.7 million at December 31, 2005 and $7.1 million at December 31, 2004. Such loans are subject to ratification by the Board of Directors, exclusive of the borrowing director. Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to borrowers of similar credit worthiness that are not related parties.

Impaired Loans

The table below discloses information about the loans classified as impaired and the valuation allowance related to them:

(dollars in thousands)	December 31,
	2005	2004

Loans identified as impaired	$60,476	$35,966
Impaired loans for which a valuation allowance has been established	$1,960	$7,476
Amount of valuation allowance for impaired loans	$308	$4,821
Impaired loans for which no valuation allowance has been established	$58,516	$28,490

	Years Ended December 31,
	2005	2004	2003

Average amount of recorded investment in impaired loans for the year	$46,372	$42,803	$46,081
Interest recognized during the year for loans identified as impaired at year-end	$4,835	$1,093	$372
Interest received in cash during the year for loans identified as impaired at year-end	$4,696	$1,972	$983

As indicated in Note 1 on page 82, a valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. The valuation allowance amounts disclosed above are included in the allowance for credit losses reported in the balance sheets for December 31, 2005 and 2004. While the balance of impaired loans has almost doubled, the amount of allowance for impaired loans has decreased. The reason for this seeming inconsistency is that loans are required to be classified as impaired when the Company expects that it will not be repaid according to the terms of the loan agreement. With respect to the loans that were classified as impaired in 2005, the Company expects that it will eventually be repaid later than agreed or through the foreclosure of collateral and consequently believes that very little if any loss has been incurred. With payment of principal and interest expected, the Company has not classified these loans as nonaccrual. Total nonaccrual loans as disclosed in the table below are thus substantially lower than total impaired loans.

Nonaccrual and Past Due Loans Still Accruing:

(dollars in thousands)	December 31,
	2005	2004

Nonaccrual loans	$16,590	$21,701
90 days or more past due	1,227	820
Restructured Loans	—	—

Total noncurrent loans	17,817	22,521
Foreclosed collateral	2,910	2,910

Total nonperforming assets	$20,727	$25,431

All restructured loans at December 31, 2005 and 2004 were classified as nonaccrual.

Refund Anticipation Loans

The Company offers tax refund anticipation loans (“RALs”) to taxpayers desiring to receive advance proceeds based on their anticipated income tax refunds. The loans are repaid when the Internal Revenue Service later sends the refund to the Company. The funds advanced are generally repaid within several weeks. Therefore, the processing costs and provision for loan loss represent the major costs of the loans. This is in contrast to other loans for which the cost of funds is the major cost to the Company. Because of their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has a tiered fee schedule for this service. The larger the loan, the larger the amount at risk from nonpayment and therefore the fee varies by the amount of funds advanced due to the increased credit risk rather than the length of time that the loan is outstanding. Nonetheless, because the customer signs a loan application and note, the Company reports the fees as interest income. These fees totaled $64.7 million in 2005, $36.5 million for 2004, and $31.7 million for 2003. As more fully described under Summary of Operating Results for the RAL program in Management’s Discussion and Analysis on page 64, the increase in fees for 2005 was primarily due to changes in the contract with one of the Company’s largest tax preparer groups. The loans are all made during the tax-filing season of January through April of each year. Any loans for which repayment has not been received by the end of the year are charged off. Consequently, there were no RALs included in the above table of outstanding loans at December 31, 2005 or 2004.

As one of its sources of funding the RAL program in 2004 and 2005, the Company sold some of the loans through the securitization as described in Note 11 on page 104. The gains on these securitizations representing the net amounts of the fees from the loans, the fees paid, and the provision expense classified as gain on sale of loans in 2005, 2004 and 2003 were $26.0 million, $2.9 million and $8.0 million, respectively. As noted above, the large increase in net fees for 2005 was primarily due to changes in the contract with one of the Company’s largest tax preparer groups.

Pledged Loans

At December 31, 2005 loans secured by first trust deeds on residential and commercial property with principal balances totaling $613.5 million were pledged as collateral to the FRB. At December 31, 2005, loans secured by first deeds on residential and commercial property with principal balances of $1.7 billion were pledged to the FHLB.

These amounts pledged do not represent the amount of outstanding borrowings that are required to be supported by collateral. The Company borrows extensively during the first quarter of each year to fund its RAL program, and pledges loans not otherwise used as collateral in advance of the need for such borrowings.

Sale of Loans

Based on consideration of interest rates, concentrations, and size of loans, the Company may sell loans to other banks or financial institutions. The Company had no commitments to sell and as of December 31, 2005 and 2004, the Company had no loans held for sale. For loans other than RALs sold through the securitization, the Company realized $2.8 million, $3.4 million, and $1.9 million of gains from the sale of loans for 2005, 2004 and 2003 respectively. The Company realized gains of $26.0 million, $2.9 million, and $8.0 million for the same years for RALs sold through the securitization.

Letters and Lines of Credit

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with “off-balance sheet” risk. These financial instruments consist of commitments to extend credit and standby letters of credit.

The maximum non-discounted exposure to credit risk is represented by the contractual notional amount of those instruments. The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. As of December 31, 2005 and 2004, the contractual notional amounts of these instruments are as follows:

(dollars in thousands)	As of December 31, 2005					As of December 31, 2004
	Less than one year	One to three years	Three to five years	More than five years	Total

Commercial lines of credit	$307,111	$109,521	$51,006	$82,527	$550,165	$485,374
Consumer lines of credit	4,365	7,182	14,307	304,403	330,257	247,783
Standby letters of credit and financial guarantees	43,494	19,888	28,599	4,093	96,074	102,631

Total	$354,970	$136,591	$93,912	$391,023	$976,496	$835,788

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

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. At December 31, 2005, the maximum undiscounted future payments that the Company could be required to make was $96.1 million. Approximately 89% of these arrangements mature within one year. The Company generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized by the same types of assets used as loan collateral, however several are unsecured. The Company has a $244,000 liability recorded that is associated with the fair market value of the guarantees at December 31, 2005.

In the case of lines of credit, this arises from the Company being obligated to lend money to a borrower whose financial condition may indicate less ability to pay than when the commitment was originally made. In the case of standby letters of credit, this risk arises from the possibility of the failure of the customer to perform according to the terms of a contract. In such a situation the third party might draw on the standby letter of credit to pay for completion of the contract and the Company would have to look to its customer to repay these funds to the Company with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer. The decision as to whether collateral should be required is based on the circumstances of each specific commitment or conditional obligation. Because of these practices, Management does not generally anticipate that any significant losses will arise from such draws. In 2003 and 2004, however, the third party for two letters of credit issued for one customer made several draws on the letters of credit because of the borrower’s inability to meet its financial commitment. The Company did not recognize a receivable for the amount of the draw because of doubts regarding the borrower’s ability to pay the Company.

The Company has established an estimate for credit loss on letters of credit. In accordance with GAAP, this estimate is not included as part of the allowance for credit loss reported on the consolidated balance sheets for outstanding loans. Instead, the amount is included in other liabilities.

The table below shows charges in this estimate for the last three years. The funding of the letters of credit mentioned above are included in the table for 2003 and 2004.

(dollars in thousands)	Years ended December 31,
	2005	2004	2003

Beginning estimate	$1,232	$3,942	$2,446
Additions and other changes	571	50	4,624
Funded and written-off	(118)	(2,760)	(3,128)

Ending estimate	$1,685	$1,232	$3,942

Concentration of Lending Activities

With the exception of the RAL program, the Company has concentrated its lending activity primarily with customers in the market areas served by its branch offices. Mergers and acquisitions have introduced some geographical diversity as each market area now represents only a portion of the whole Company. The business customers are in widely diversified industries, and there is a large consumer component to the portfolio. The Company monitors concentrations within four broad categories: industry, geography, product, and collateral. One significant concentration in the loan portfolio is represented by loans collateralized by real estate. The nature of this collateral, however, is quite varied, namely 1-4 family residential, multifamily residential, and commercial buildings of various kinds. The Company has considered this concentration in evaluating the adequacy of the allowance for credit loss in the allocated component.

7.    ALLOWANCE FOR CREDIT LOSSES

The following summarizes the changes in the allowance for credit losses:

(in thousands)	Years Ended December 31,
	2005	2004	2003

Balance, beginning of year	$53,977	$49,550	$53,821
Tax refund anticipation loans:
Provision for credit losses	38,210	8,468	8,530
Recoveries on loans previously charged-off	10,745	4,043	5,182
Loans charged-off	(48,955)	(12,511)	(13,712)
All other loans:
Additions from bank acquisitions	1,683	5,143	—
Provision for credit losses	15,663	4,341	9,756
Recoveries on loans previously charged-off	6,711	10,704	6,562
Loans charged-off	(22,436)	(15,761)	(20,589)

Balance, end of year	$55,598	$53,977	$49,550

The ratio of losses to total loans for the RALs is higher than for other loans. As mentioned in Note 6, all RALs unpaid by the end of the year are charged-off. Therefore, no allowance for RALs is necessary. The provision for credit loss, the loans charged-off, and the loans recovered are reported separately from the corresponding amounts for all other loans.

The Company has exposure to credit losses from extending loan commitments and letters of credit as well as from loans and leases. Because funds have not yet been disbursed on these commitments and letters of credit, the face amount is not included in the amounts reported for loans and leases outstanding. Consequently, any amount provided for credit losses related to these instruments is not included in the allowance for credit losses reported in the table above, but is instead accounted for as a loss contingency. The recording of this separate liability is accomplished by a charge to other operating expense.

8.    PREMISES, EQUIPMENT AND OTHER LONG-TERM ASSETS

Premises and equipment consist of the following:

(in thousands)	December 31,
	2005	2004

Land	$5,764	$5,764
Buildings and improvements	30,331	30,259
Leasehold improvements	37,472	32,263
Furniture and equipment	112,308	95,986
Developed software	44,137	12,228
Software in development	3,789	21,112

Total cost	233,801	197,612
Accumulated depreciation and amortization	(117,970)	(97,330)

Net book value	$115,831	$100,282

Software purchased by the Company is included above in furniture and equipment. Developed software represents the cost of developing or modifying software and primarily relates to the Company’s core accounting and retail delivery systems implemented in 2005. Included in the development costs is capitalized interest. For the years ended December 31, 2005, 2004, and 2003, the Company capitalized interest costs of approximately $661,000, $250,000, and $114,000, respectively. These capitalized costs are amortized over the expected life of the software. The software was installed in 2005 for each of the Company’s brands except for the operations acquired from FBSLO and PCCI.

Depreciation and amortization on fixed assets included in operating expenses totaled $10.8 million in 2005, $8.9 million in 2004, and $9.1 million in 2003. The amount for 2004 and 2005 include the amortization of the capital lease for the year.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is recorded on the balance sheets in connection with acquisitions of other financial institutions or branches of other institutions that qualify as a business. The Company recognizes the excess of the purchase price over the estimated fair value of the assets received less the fair value of the liabilities assumed as goodwill. The balance at December 31, 2005 was $140.6 million and at December 31, 2004 was $109.7 million. Of the balance of goodwill at December 31, 2005, $32.1 million is related to the acquisition of FBSLO in 2005. $78.5 million is related to the acquisition of PCCI in 2004 and $30.0 million is related to previous acquisitions. The goodwill related to the acquisition of PCCI was adjusted during 2005 and did not impact the balance at December 31, 2004.

Goodwill is allocated to the unit(s) of the acquired company that are deemed by Management to have provided the value in the acquisition. PCCI was acquired primarily for the lending units while FBSLO was acquired for its customer relationships and growth prospects. In the case of the prior purchases and FBSLO, the perceived value was in the deposit relationships and the consumer and small business lending. Consequently, all of the goodwill is recorded in the “Community Banking” segment, which includes the Company’s deposit activities and consumer and small business lending. In 2004, a portion of PCCI’s goodwill was originally recorded in the “Pacific Capital” segment but, due to a change in reporting segments discussed in Note 25 on page 123, all goodwill from acquisitions is now reported in the “Community Banking” segment, which includes consumer and small business deposit and lending activities.

In addition to the goodwill recorded in the FBSLO and PCCI acquisitions, the Company recognized separate intangibles for the value of the core deposit relationships. Similar intangible assets were recorded at the time of the purchase of the deposits and/or branches from other financial institutions. The Company has allocated these intangible assets in the business units within the Community Banking segment. Core deposit intangibles are amortized over the expected life using effective yield of the deposit relationships. The initial amounts, accumulated amortization, and the total amount of these core deposit intangibles as of December 31, 2005 and 2004 are shown in the following table:

(Dollars in thousands)	December 31, 2005	December 31, 2004

Initial amount recorded	$13,174	$6,867
Accumulated amortization	(5,159)	(3,224)

Unamortized balance	$8,015	$3,643

Amortization expense for these intangibles was $1.9 million, $1.7 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense over the next five years on this core deposit intangible is calculated over a weighted average life of 7.3 years and is expected to be:

Year	(Dollars in thousands)
2006	$2,235
2007	$1,192
2008	$863
Thereafter	$3,725

Intangible assets, including goodwill, have been and will be reviewed at least each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. The Company adjusted the value of the core deposit intangible recognized in the purchase of PCCI by $0.5 million during 2004 as the deposits decreased more than expected. No further impairment existed at December 31, 2005 or 2004.

10.    OTHER ASSETS

During 2005, the Company purchased two Bank Owned Life Insurance polices for $60 million. A majority of the increase in other assets since December 31, 2004 is due to this additional investment in BOLI. The excess of the one-time premium over the mortality cost is invested in assets that earn a return for the Company. The increase in the cash surrender value of the life insurance is reported in other income. This income and the proceeds received upon the death of covered employees are generally tax exempt and will be used to fund benefit plans.

Included in other assets are deferred tax assets and investment in tax credit partnerships of $18.2 million and $33.0 million at December 31, 2005, respectively, which are disclosed in more detail in Note 16. Investment in FRB and FHLB Stock of $39.3 million at of December 31, 2005 is included in other assets. Because of the restrictive nature of the investments there are not readily determinable fair values for the purposes of SFAS No. 115 and the investments are carried at cost. As FHLB advances increase, the Company is required to increase the investment in FHLB Stock. Dividends received for the investment in FHLB Stock are recorded in other income. As the Bank’s capital accounts increase, the Bank must purchase additional FRB stock.

11.    TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Refund Anticipation Loan Securitization

The Company established a special purpose, wholly owned subsidiary corporation named SBB&T RAL Funding Corporation to securitize RALs into multi-seller conduits, backed by commercial paper. PCBNA acted as the servicer for all such RALs during the securitization periods. These occur during the first quarter of each year. Generally, the securitization holds loans for only three or four weeks during January and February of each year. As of March 31, 2004 and 2005, all loans sold into the securitization had been either fully repaid or charged-off and no securitization-related balances were outstanding at December 31 of either year. The potential existed at March 31 of each year for subsequent recoveries on loans charged-off in the securitization during the remainder of the year. The Company believes the impact of these recoveries are immaterial to the financial statements and has recognized such recoveries in subsequent quarters along with recoveries of other charges-off RALs as they are realized.

In December 2005, the Company entered into an agreement with other financial institutions to again make use of SBB&T RAL Funding Corporation for the 2006 RAL season by selling RALs into their multi-seller conduits or to the other institution directly. The terms of this agreement are substantially the same as the agreements used in prior years.

Mortgage and Other Loan Servicing Rights

As explained in Note 1 on page 82, the Company recognizes an asset for the value of the fees it will receive for the servicing of loans for others in excess of normal servicing costs and periodically adjusts the carrying value of this asset by means of a valuation allowance.

As of December 31, 2005, the Company serviced $53.6 million in residential loans for investors. Adjustments are made to the valuations allowance almost each quarter. In 2005 as mortgage rates increased, the value of the MSRs increased such that no allowance was necessary. The value of the unamortized MSR at December 31, 2005 was $334,000.

In connection with the acquisitions of PCCI and FBSLO, the Company obtained non-mortgage servicing assets of $1.9 million and $535,000, respectively. These assets were created by sales of SBA and commercial business loans. The servicing asset was recorded at the present value of the excess of the contractual fees that will be collected over the estimated cost of servicing the loans. The Company has continued this activity subsequent to the acquisitions. The servicing asset is amortized against noninterest revenue over the expected lives of the underlying loans. As with servicing rights on residential mortgages, prepayments by the borrowers on these loans reduce the value of the servicing asset. The amount of the loans sold and serviced by the Company at December 31, 2005 was $85.9 million, and the amount of the unamortized servicing rights was $1.5 million.

(in thousands)	As of and for the years ended December 31,
	2005	2004	2003

Servicing rights recognized	$1,789	$1,139	$995
Servicing rights added in year, net	492	272	541
PCCI Servicing rights acquired	—	866	—
FBSLO Servicing rights acquired	535	—	—
Servicing rights amortized	(944)	(488)	(397)

Servicing rights at end of period, gross	1,872	1,789	1,139

Valuation allowance beginning of year	(111)	(602)	—
Aggregate additions to the allowance	(68)	(75)	(602)
Aggregate reductions of the allowance	179	566	—

Valuation allowance end of year	—	(111)	(602)

Servicing rights at end of period, net	$1,872	$1,678	$537

12.    DEPOSITS

Deposits and the related interest expense consist of the following:

(in thousands)	Balance December 31,		Interest Expense Years Ended December 31,
	2005	2004	2005	2004	2003

Noninterest-bearing deposits	$1,061,711	$1,013,772	$—	$—	$—
Interest-bearing deposits:
NOW accounts	1,074,368	887,874	9,734	3,527	631
Money market deposit accounts	807,762	703,889	11,645	6,420	8,638
Other savings deposits	363,801	408,101	3,827	2,482	1,030
Time certificates of $100,000 or more	1,201,923	990,809	26,719	18,547	14,525
Other time deposits	508,301	507,845	21,030	11,166	11,337

Total	$5,017,866	$4,512,290	$72,955	$42,142	$36,161

Of the total deposits at December 31, 2005, $4.7 billion matures within 1 year, $282 million within 1 to 3 years, $81 million within 3 to 5 years, and $383,000 in more than 5 years. Only certificates of deposit have a specified maturity. The balances of other deposit accounts are assigned to the less than one-year time range.

13.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

Federal funds purchased consist of unsecured overnight borrowings from other financial institutions. Securities sold under agreements to repurchase (“repos”) are borrowings by the Company collateralized by pledging some of the Company’s investment securities. Federal funds purchased and overnight repos are used to balance short-term mismatches between cash inflows from deposits, loan repayments, and maturing securities and cash outflows to fund loans, purchase securities and deposit withdrawals. During the first quarter of the year, they may also be used to provide a portion of the short-term funding needed for the RAL program. Throughout the year, repos of several weeks to several months maturity are offered to customers that wish to place funds with the Company in excess of the $100,000 FDIC limit on deposit insurance. The repo product provides them with collateral for their funds held by the Company.

The following information is presented concerning these transactions:

(dollars in thousands)	Repurchase Agreements Years Ended December 31,			Fed Funds Purchased Years Ended December 31,
	2005	2004	2003	2005	2004	2003

Weighted average interest rate at year-end	3.71%	2.04%	0.88%	4.19%	2.20%	0.85%
Weighted average interest rate for the year	3.21%	1.22%	0.65%	2.97%	1.34%	1.26%
Average outstanding for the year	$100,070	$20,188	$16,510	$86,637	$100,229	$50,489
Maximum outstanding at any month-end during the year	$228,824	$31,254	$20,601	$446,300	$186,600	$328,000
Amount outstanding at end of year	$219,642	$20,941	$14,139	$227,000	$158,100	$44,200
Interest expense	$3,211	$246	$107	$2,570	$1,343	$636

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

Amount ($ in 000s)	Initial Rate	Call Date	Fixed Reset Rate	Final Maturity
$50,000	2.88%	7/29/08	4.440%	7/29/15
$25,000	3.04%	8/25/07	4.110%	8/25/15
$25,000	3.04%	2/25/08	4.185%	8/25/15
$25,000	3.07%	3/15/09	4.380%	9/15/15

14.    LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings include the following items:

(dollars in thousands)	December 31,
	2005	2004

Long term debt and other borrowings:
Federal Home Loan Bank advances	$587,999	$619,143
Treasury Tax & Loan amounts due to Federal Reserve Bank	8,814	14,888
Subordinated debt issued by the Bank	121,000	121,000
Senior debt issued by the Bancorp	37,000	37,000
Subordinated debt issued by the Bancorp	39,082	31,091

Total Long term debt and other borrowings	793,895	823,122
Obligation under capital lease	9,317	9,130

Total long term debt and other borrowing and obligations under capital lease	$803,212	$832,252

To supplement deposits when loan demand is high and as part of the Company’s asset and liability management strategy, fixed rate term advances are borrowed from the FHLB. As of December 31, 2005, total outstanding balances to the FHLB were $588.0 million. There were $228.4 million in scheduled maturities of the advances of 1 year or less, $243.2 million in 1 to 3 years, and $116.4 million in more than 3 years.

The Treasury tax and loan amounts are payroll deposits made by employers to PCBNA for eventual payment to the IRS. PCBNA may hold these deposits and pay interest on them until called by the Treasury Department.

In July 2001, SBB&T issued $36 million in subordinated debt, bearing an interest rate of 9.22%, payable semi-annually and maturing in July 2011. In December 2003, PCBNA issued $35 million in subordinated debt. The debt was issued as part of a pool of debt issued by a number of financial institutions. The notes mature in December 2013 and are priced at a floating rate of 2.60% over the 90 day LIBOR rate. At issuance, LIBOR was 1.17% resulting in a note rate of 3.77%. As of December 31, 2005 the rate on these notes was 7.10%. The notes are callable at par after 5 years. The proceeds of the debt were used as part of the funding of the acquisition of PCCI. In December 2004, PCBNA issued $50 million in subordinated debt. The note matures in 2015. The note bears a fixed interest rate of 5.42% for the first five years when it becomes callable by the Company. During the next five years the debt reprices every three months to 1.75% over the three-month LIBOR rate. All of the subordinated debt qualifies as Tier 2 capital for PCBNA and the Company in the computation of capital ratios discussed in Note 20.

The Company issued $40 million in senior notes bearing an interest rate of 7.54%, payable semi-annually and maturing in July 2006. Of this amount, $3 million was held by PCCI at the time of its acquisition by the Company. Therefore the obligation is reported at $37 million in the table above.

The subordinated debt issued by Bancorp was assumed in connection with the PCCI acquisition and the FBSLO acquisition. The difference between these four amounts and the amount shown in the table above represents the fair value adjustment related to the debt that was recorded at the acquisitions of PCCI and FBSLO, less subsequent amortization. The following table shows the terms of the four notes.

Owed to	Amount Owed (in $000)	Initial Fixed Rate	Maturity	Call Date	Spread over LIBOR if not called
PCC Trust I	$13,750	6.335%	2033	2008	3.25%
PCC Trust II	6,190	6.580%	2033	2008	3.15%
PCC Trust III	10,310	6.800%	2033	2008	3.10%
FBSLO Trust	8,000	6.718%	2032	2007	3.45%

The obligation under capital lease was incurred at the beginning of 2004 when the Company assumed the master lease on a shopping center in which one of its branch offices is located. Based on the payments and term of the lease, the net present value of the portion of the payments related to the buildings is recorded as a capital lease. The lease calls for monthly payments through 2038. The implied interest rate is 5.89%. The amortization of these buildings is included with depreciation expense. Rather than providing for contingent adjustments based on the consumer price index, the lease provides for specific increases during its term. The amount of lease payments for 2005 was $344,000. As of December 31, 2005, the total minimum sublease rent to be received under non-cancelable subleases is $2.5 million. The Company also leases the land under an operating lease.

With respect to each of the above debt instruments, there are no significant restrictive covenants as to the issuance of other debt or that would require payment in full prior to the scheduled maturity and are considered the general obligation of the Company. There are no specific triggering events associated with this debt other than defaulted payments that cause the total amounts to become due and payable prior to the contractual maturity.

During the course of 2005, 2004, and 2003, the Company occasionally borrowed funds for liquidity purposes from the discount window at the FRB.

15.    OTHER POSTRETIREMENT BENEFITS

All eligible retirees may obtain health insurance coverage through the Company’s Retiree Health Plan (“the Plan”). The coverage is provided through the basic coverage plan provided for current employees. Based on a formula involving date of retirement, age at retirement, and years of service prior to retirement, the Plan provides that the Company will pay a portion of the health insurance premium for the retiree. The portion varies from 60% to 100% of the premium amount paid for current employees. Though the premiums for a retiree’s health coverage are not paid until after the employee retires, the Company is required to recognize the cost of those benefits as they are earned rather than when paid.

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

This obligation must be re-measured each year because it changes with each of the following factors: (1) the number of employees working for the Company; (2) the average age of the employees working for the Company as this impacts how soon it would be expected that the Company will begin making payments; (3) increases in expected health care costs; and (4) prevailing interest rates. In addition, because the obligation is measured on a net present value basis, the passage of each year brings the eventual payment of benefits closer, and therefore, like the compounding of interest, causes the obligation to increase. The following tables disclose the reconciliation of the beginning and ending balances of the APBO; the reconciliation of beginning and ending balances of the fair value of the plan assets; and the funding status of the Plan as of December 31, 2005, 2004, and 2003.

(in thousands)	Years Ended December 31,
	2005	2004	2003
Benefit obligation, beginning of year	$(15,755)	$(13,243)	$(9,857)
Service cost	(1,732)	(1,462)	(991)
Interest cost	(910)	(795)	(666)
Amendments	5,107	—	—
New participants	(238)	(275)	(160)
Medicare prescription subsidy	1,983	—	—
Actuarial losses	(8,274)	(199)	(1,768)
Benefits paid	287	219	199

Benefit obligation, end of year	(19,532)	(15,755)	(13,243)

Fair value of Plan assets, beginning of year	8,553	6,085	3,465
Actual return on Plan assets	617	627	1,191
Employer contribution	1,500	2,000	1,543
Benefits paid	(204)	(159)	(114)

Fair value of Plan assets, end of year	10,466	8,553	6,085

Funded Status	(9,066)	(7,202)	(7,158)
Unrecognized net actuarial loss	12,500	4,568	4,777
Unrecognized prior service cost	(6,603)	275	160

Accrued benefit cost	$(3,169)	$(2,359)	$(2,221)

Accrued benefit costs of $3.2 million for December 31, 2005, and $2.4 million for December 31, 2004, are included within the category for accrued interest payable and other liabilities in the consolidated balance sheets.

The Plan provides for graduated levels of benefits based on length of service. During 2005, the Company amended the Plan to require additional years of service time to achieve a specified level of benefits. This had the effect of lowering the projected cost of the benefits as both fewer employees would become eligible and future retirees would be eligible to lower levels of benefits.

The Components of the Net Periodic Postretirement Benefit Cost

Each year the Company recognizes a portion of the change in the APBO as an expense. This portion is called the net periodic postretirement benefit cost (the “NPPBC”). The NPPBC, is made up of several components:

• Service cost	Each year employees earn a portion of their eventual benefit. This component is the net present value of that portion.

• Interest cost	Each year the benefit obligation for each employee is one year closer to being paid and therefore increases in amount closer to the eventual benefit payment amount. This component represents that increase resulting from the passage of another year.

• Return on assets	Income is earned on any investments that have been set aside to fund the eventual benefit payments. This component is an offset to the first two components.

• Amortization cost	Significant estimates and assumptions about interest rates, trends in health care costs, plan changes, employee turnover, and earnings on assets are used in measuring the APBO each year. Actual experience may differ from the estimates and assumptions may change. Differences will result in what are termed experience gains and losses. These may cause increases or decreases in the APBO or in the value of plan assets. This component recognizes a portion of the experience gains and losses.

• Prior service cost	At the adoption of the Plan, the Company fully recognized the net present value of the benefits credited to employees for service provided prior to the adoption of the plan. Had the Company not recognized this amount, a portion of it would be included as a fifth component.

The following table shows the amounts for each of the components of the NPPBC. The total amount is included with the cost of other employee benefits in the Consolidated Statements of Income under Salaries and Benefits.

(in thousands)	Years Ended December 31,
	2005	2004	2003
Service cost	$1,732	$1,462	$991
Interest cost	910	795	666
Return on assets	(547)	(389)	(291)
Amortization cost	297	330	267

Net periodic postretirement cost	$2,392	$2,198	$1,633

The Use of Estimates and the Amortization of Experience Gains and Losses

The following table discloses the assumed rates that have been used for the factors that may have a significant impact on the APBO.

	December 31,
	2005	2004	2003
Discount rate	5.53%	5.84%	6.07%
Expected return on plan assets	6.50%	6.50%	6.50%
Health care inflation rate	Graded rates	Graded rates	Graded rates

The discount rate is used to compute the present value of the APBO. It is selected each year by reference to the current rates of investment grade corporate bonds, specifically Moody’s Aa corporate bond yield as of November 30. Higher discount rates result in a lower APBO at the end of the year and the NPPBC to be recognized for the following year, while lower rates raise both.

The Company uses 6.50% as its estimate of the long-term rate of return on plan assets. The APBO is a long-term liability of 30 years or more. The 6.50% rate is the assumed average earning rate over an equally long investment horizon. If the rate of return in any year is greater than this estimate, the Company will have an experience gain, and an experience loss if the rate of return is less. Earnings on the plan’s assets were 28.50%, 9.00% and 6.78%, for the years ended December 31, 2003, 2004, and 2005, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act was enacted in 2003. Beginning with 2005, the APBO disclosed in the above tables reflect the expected federal subsidy provided by the act because the Company has been able to conclude that the benefits provided by the Plan are equivalent to those provided by the act.

Increases in health insurance costs impact the portion of the APBO because such increases result in higher health insurance premiums paid by the Company. If costs rise at a higher rate than assumed by the Company, there will be an experience loss. If they rise at a lesser rate, there will be an experience gain.

For the health care inflation rate for current employees, the Company has assumed 9% for 2006 with rates gradually decreasing each year to 5% in 2010 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point Increase	As Estimated	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$3,615	$2,771	$2,312
Effect on postretirement benefit obligation	$24,209	$19,532	$16,814

Rather than recognizing the whole amount of the experience gains or losses in the year after they arise, under GAAP they are recognized through amortization over the average remaining service lives of the employees. Amortization over time is used because many of these changes may be partially or fully reversed in subsequent years as further changes in experience and/or assumptions occur.

Plan Assets

The Company established a Voluntary Employees’ Beneficiary Association (“VEBA”) to hold the assets that will be used to pay the benefits for participants of the plan other than key executive officers. As a separate benefit trust, the VEBA assets are not reported in the assets of the Company. Most of the plan assets have been invested in insurance policies on the lives of various employees of the Company. In turn, the premiums paid on these policies in excess of the mortality costs of the insurance and the administrative costs are invested in mutual funds. This investment practice is followed in order to accumulate assets that can earn a nontaxable return because the mutual funds are “wrapped” in the insurance policies. The following table shows the weighted-average allocation of VEBA plan assets by asset category:

	As of December 31,
	2005	2004
Asset category:
Equity securities	98%	96%
Debt securities	2%	4%

Total	100%	100%

Funded Status

If the assets of the VEBA are more than the APBO related to employees of the Company not defined as key employees, the VEBA is overfunded. If the assets of the VEBA are less than the APBO related to employees of the Company not defined as key employees, the VEBA is underfunded. The funded status of the plan is shown in the first table in this note as the amount by which the plan assets are more or less than the APBO. As of December 31, 2005, the VEBA was underfunded by $6,473,000. The APBO related to the key employees of $2,593,000 is fully unfunded.

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

Cash Flows

Contributions:  The current funding policy of the Company with respect to the non-key employee plan is to contribute assets to the VEBA at least sufficient to pay the costs of current medical premiums of retirees. In some years the Company also contributes assets to pay the costs of the life insurance premiums and to provide additional earning assets for the VEBA to reduce any underfunded condition. Generally, these additional contributions will not exceed the amount that can be deducted in the Company’s current income tax return, but if they do, the tax effect of the amount in excess of deductible amount will be recognized as a deferred tax asset (See Note 16). In those years that the Company does not contribute assets for the payment of the life insurance premiums, assets in the VEBA are used to pay the premiums. Proceeds from the life insurance policy payoffs will fund benefits and premiums in the future. Such proceeds are included in the assumed 6.5% rate of return on the assets of the plan. If the Company’s Employee Benefits Advisory Committee has made a formal decision on the contribution to be made for the year prior to year-end, the contribution will be recognized as a receivable in the plan assets of the VEBA. The decision on the amount of the contribution for 2003 was not made prior to year-end. Subsequent to year-end, the committee decided to contribute $1 million to the VEBA in 2004 for 2003. This contribution was made in the first quarter of 2004. Another $1 million was contributed during the remainder of 2004. The 2005 contribution of $1.5 million was made in 2005. Management estimates that it will make contributions in the range of $1.0 to $2.0 million in 2006.

Estimated Future Benefit Payments:  The Company has estimated that it will make the following benefit payments. These estimates reflect expected future service as appropriate.

Health Benefits
2006	$536
2007	583
2008	675
2009	741
2010	871
Years 2011-2015	5,894

16.    INCOME TAXES

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

The total current provision for income taxes includes a net credit of $307,000 for securities losses realized in 2005, a credit of $849,000 for securities losses realized in 2004, and a debit of $849,000 for securities gains realized in 2003. It also includes net operating losses of $16.5 million for Federal and $15.7 million for State purposes, generated by the final return of PCCI that expire in 2024 and 2014, respectively.

(in thousands)	Year Ended December 31,
	2005	2004	2003

Federal:
Current	$42,524	$35,540	$28,211
Deferred	(112)	1,462	1,782

Total Federal	42,412	37,002	29,993

State:
Current	17,479	13,909	12,062
Deferred	(879)	1,035	287

Total State	16,600	14,944	12,349

Total tax provision	$59,012	$51,946	$42,342

Reduction in taxes payable associated with exercises of stock options	$(2,399)	$(2,851)	$(1,637)
Tax credits included in the computation of the tax provision	$(2,253)	$(2,382)	$(2,648)

Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current provision as a result of the final determination made during the preparation of the Company’s tax returns as to the timing of certain deductions and credits. The total tax provision differs from the Federal statutory rate of 35 percent for the reasons shown in the following table.

	Year Ended December 31
	2005	2004	2003

Tax provision at Federal statutory rate	35.0%	35.0%	35.0%
Interest on securities and loans exempt from Federal taxation	(2.6)	(2.8)	(3.2)
State income taxes, net of Federal income tax benefit	6.8	6.9	6.9
ESOP dividends deductible as an expense for tax purposes	(0.3)	(0.3)	(0.4)
Tax Credits	(1.4)	(1.6)	(1.6)
Other, net	(0.2)	(0.1)	(0.8)

Actual tax provision	37.3%	37.1%	35.9%

The following table shows the amount of deferred tax asset or liability related to the major temporary differences as of December 31, 2005, 2004, and 2003. As disclosed in the following table, net deferred tax assets as of December 31, 2005 and 2004, totaled $18.2 million and $12.2 million, respectively. These amounts are included within other assets on the balance sheet.

The net unrealized gain or loss on securities that are available-for-sale is included as a component of equity. This amount is reported net of the related tax effect. The tax effect is a deferred tax asset if there is a net unrealized loss because the Company would have received a deduction for the loss had the securities been sold as of the end of the year. The tax effect would be a deferred tax liability if there were a net unrealized gain because the Company would owe additional taxes had the securities been sold as of the end of the year. However, changes in the unrealized gains or losses are not recognized either in net income or in taxable income, and therefore they do not represent temporary differences between reported financial statement income and taxable income reported on the Company’s tax return. Consequently, the change in the tax effect of the net unrealized gain or loss is not included as a component of deferred tax expense or benefit, but is disclosed separately in the table below.

(in thousands)	December 31,
	2005	2004	2003

Deferred tax assets:
Allowance for credit losses	$25,998	$24,743	$22,888
State taxes	4,533	4,630	4,032
Accrued salary continuation plan	1,706	1,274	1,400
Deferred Compensation	4,440	3,290	2,971
Premium on Acquired Liabilities	2,025	1,138	—
Other	2,366	3,513	3,093

Total deferred tax assets	41,068	38,588	34,384

Deferred tax liabilities:
Loan costs	2,257	3,098	2,755
FHLB Stock	2,311	1,550	573
Fixed Assets	12,030	9,331	6,810
Premium on Acquired Loans	1,645	2,159	—
Federal effect of state tax asset	1,715	1,407	1,756
Other	2,156	3,080	2,028

Total deferred tax liabilities	22,114	20,625	13,922

Net deferred tax asset before unrealized gains and losses on securities	18,954	17,963	20,462
Unrealized (gains) and losses on securities	(716)	(5,782)	(6,896)

Net deferred tax asset	$18,238	$12,181	$13,566

The Company is permitted to recognize deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management reviews this each year by comparing the amount of the deferred tax assets with amounts paid in the past that might be recovered by carryback provisions in the tax code and with anticipated taxable income expected to be generated from operations in the future. If it does not appear that the deferred tax assets are usable, a valuation allowance would be established to acknowledge their uncertain benefit. Management believes a valuation allowance is not needed to reduce any deferred tax asset because there is sufficient taxable income within the carryback periods to realize all material amounts.

17.    EMPLOYEE BENEFIT PLANS

The Company’s Employee Stock Ownership Plan (“ESOP”) was initiated in January 1985. As of December 31, 2005, the ESOP held 1,884,746 shares.

The Company’s profit-sharing plan has two components. The Salary Savings Plan component is authorized under Section 401(k) of the Internal Revenue Code. An employee may defer up to 80% of pre-tax salary in the plan up to a maximum dollar amount set each year by the Internal Revenue Service. The Company matches 100% of the first 3% of the employee’s compensation that the employee elects to defer and 50% of the next 3%, but not more than 4.5% of the employee’s total compensation. In 2005, 2004, and 2003, the employer’s matching contributions were $2.7 million, $2.4 million and $2.2 million, respectively. The other component is the Incentive & Investment Plan (“I&I Plan”) which permits contributions by the Company to be invested in various mutual funds chosen by the employees.

After providing for the Company’s contribution to the Retiree Health Plan discussed in Note 15 and the matching contribution to the Salary Savings Plan, the remaining contribution may be made either to the ESOP or to the Incentive & Investment Plan.

Total contributions by the Company to the above profit-sharing plans were $4,837,000 in 2005, $4,901,000 in 2004, and $4,371,000 in 2003. Only a portion of the contributions for 2003 and 2004 were actually paid within the respective calendar years so that the ESOP would not be competing against the Company in the market during a period when the Company was repurchasing stock for retirement. Accordingly, the balance of the 2003 contribution was paid in 2004 and the balance of the 2004 contribution was paid in 2005. The contribution for 2005 will be paid in 2006. Aside from the employer’s matching contribution to the Salary Savings Plan or 401(k) component of the profit-sharing plan, the contributions went to the ESOP in 2005, 2004, and 2003. The expenses of these plans are borne by the Company.

18.    COMMITMENTS AND CONTINGENCIES

Table of Contractual Lease Obligations

The following table shows the contractual lease obligations the Company is committed to make. The nature, business purpose, and significance of the items are discussed in separate sections below the table.

(dollars in thousands)	As of December 31, 2005					As of December 31, 2004
	Less than one year	One to three years	Three to five years	More than five years	Total
Non-cancelable leases	$10,285	$16,725	$8,407	$10,558	$45,975	$45,426
Capital leases	344	1,140	906	24,262	26,652	26,995

Total	$10,629	$17,865	$9,313	$34,820	$72,627	$72,421

Leasing of Premises:  The Company leases most of its office locations and substantially all of these office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of December 31, 2005, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the above table. The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants. Sub-tenants leasing space from the Company under these operating leases are contractually obligated to the Company for approximately $2.9 million. Approximately 64% of these payments are due to the Company over the next three years. Total rental expense, net of sublease income, for premises included in operating expenses are $8.7 million in 2005, $8.2 million in 2004, and $7.0 million in 2003.

Legal

The Company has been a defendant in a class action lawsuit brought on behalf of persons who entered into a refund anticipation loan application and agreement (the “RAL Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on March 18, 2003 in the Superior Court in San Francisco, California as Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A., and Jackson-Hewitt, Inc. The Company is a party to a separate cross-collection agreement with each of the other RAL lenders by which it agrees to collect sums due to those other lenders on delinquent RALs by deducting those sums from tax refunds due to its RAL customers and remitting those funds to the RAL lender to whom the debt is owed. This cross-collection procedure is disclosed in the RAL Agreement with the RAL customer and is specifically authorized and agreed to by the customer. The plaintiff does not contest the validity of the debt, but contends that the cross-collection is illegal and requests damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. Venue for this suit was changed to Santa Barbara. The Company filed an answer to the complaint and a cross complaint for indemnification against the other RAL lenders. On May 4, 2005, a superior court judge in Santa Barbara granted a motion filed by the Company and the other RAL lenders, which resulted in the entry of a judgment in favor of the Company dismissing the suit. The plaintiffs have filed an appeal.

The Company is a defendant in a class action lawsuit brought on behalf of persons who entered into a refund transfer application and agreement (the “RT Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on May 13, 2003 in the Superior Court in San Francisco, California as Alana Clark, Judith Silverstine, and David Shelton v. Santa Barbara Bank & Trust. The cross-collection procedures mentioned in the description above of the Hood case is also disclosed in the RT Agreement with each RT customer and is specifically authorized and agreed to by the customers. The plaintiffs do not contest the validity of the debt, but contend that the cross-collection is illegal and request damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. The Company filed a motion for a change in venue from San Francisco to Santa Barbara. The plaintiffs’ legal counsel stipulated to the change in venue. Thereafter, the plaintiffs dismissed the complaint without prejudice. The plaintiffs filed a new complaint in San Francisco limited to a single cause of action alleging a violation of the California Consumer Legal Remedies Act. The Company filed an answer to the complaint and a cross complaint for indemnification against the other RAL lenders. Discovery is continuing.

The Company is a defendant in a class action lawsuit brought on behalf of residents of the State of New York who engaged Jackson Hewitt, Inc (“JHI”) to provide tax preparation services and who through JHI entered into an agreement with the Company to receive a RAL. JHI is also a defendant. The lawsuit was filed on June 18, 2004, in the Supreme Court of the State of New York, County of New York as Myron Benton v. Jackson Hewitt, Inc. and Santa Barbara Bank & Trust Co. As part of the RAL documentation, the customer receives and signs a disclosure form which discloses that the Company may share a portion of the federal refund processing fee and finance charge with JHI. The plaintiffs allege that the failure of JHI and the Company to disclose the specific amount of the fee that JHI receives is unlawful and request damages on behalf of the class, injunctive relief, punitive damages and attorneys’ fees. The Company filed a motion to dismiss the complaint. In response to the complaint, on December 22, 2004, the plaintiffs filed an amended complaint. The amended complaint added three new causes of action: 1) a cause of action for an alleged violation of California Business and Professions Code Sections 17200 and 17500, et seq, as a result of alleged deceptive business practices and false advertising; 2) a cause of action for an alleged violation of California Consumer Legal Remedies Act, California Civil Code Section 1750, et seq; and 3) a cause of action for alleged negligent misrepresentation. The Company has filed a motion for summary judgment. The plaintiff has filed a motion for partial summary judgment. Following a court hearing on December 6, 2005, the judge took the matter under submission.

The Company believes that there is no merit to the above three claims and intends to vigorously defend itself.

The Company is also involved in various litigation of a routine nature that is being handled and defended in the ordinary course of the Company’s business. Expenses are being incurred in connection with defending the Company, but in the opinion of Management, based in part on consultation with legal counsel, the resolution of this litigation including the three specific cases described above will not have a material impact on the Company’s financial position, results of operations, or cash flows.

19.    SHAREHOLDERS’ EQUITY

Stock Repurchases

In early 2003, the Company repurchased 284,000 shares with $6.8 million remaining from $20 million authorized by the Board of Directors in 2002. During 2003, the Board authorized an additional $40 million of repurchases. Approximately $21.4 million of this was spent during the remainder of 2003 to repurchase 640,000 shares. With the growth in assets from the PCCI acquisition and because no stock was issued as consideration, Management elected not to repurchase any shares in 2004, aside from fractional shares arising from a stock split.

There were no repurchases of shares in 2005.

Stock Issuance

During 2003 and 2004, there were no shares issued except in connection with the exercise of stock options.

During 2005, the Board of Directors authorized the awarding of approximately 225,000 restricted shares to employees and directors. The restricted shares issued to employees have graduated vesting over a five year period. The restricted shares issued to directors vest in one year. The shares are added to capital as the service time is recognized through compensation expense. Compensation expense totaling $1.3 million related to approximately 90,000 shares was recognized in 2005.

During 2005, the Company established a Dividend Reinvestment and Direct Stock Purchase Plan. The dividend reinvestment provision allows shareholders to have the Company’s transfer agent purchase new shares of stock with their dividends. The direct stock purchase plan allows the Company to sell shares directly to shareholders and others as it deems advisable. Dividend reinvestment was minimal in 2005. Approximately 490,000 shares were issued with proceeds of $21.6 million received by the Company.

Stock Splits

In June 2004, the Company’s Board of Directors approved another 4 for 3 stock split. The additional stock was distributed in June 2004. All share and per share amounts appearing in these notes and in the Consolidated Financial Statements which these notes accompany have been restated to reflect this split.

The Company paid cash for fractional shares resulting from the stock split.

Stock Option Plans

The Company’s stock option plans offer key employees and directors an opportunity to purchase shares of the Company’s common stock. The Company has four stock option plans all of which have been approved by its shareholders. Options are granted from only two of these. The remaining two plans are active now only for the exercise of options held by employees and directors.

The first of the plans from which awards are granted is the Directors Stock Option Plan established in 1996. Only non-qualified options may be granted under this plan. The second is the 2002 Stock Plan for employees established in January 2002. Either incentive or non-qualified options may be granted under this plan. Under the original provisions of the Directors plan, stock acquired by the exercise of options granted under the plans could not be sold for five years after the date of the grant or for two years after the date options are exercised, whichever was later. In 1998, the Board of Directors of the Company eliminated this restriction.

All options outstanding in these plans were granted with an option price set at 100% of the market value of the Company’s common stock on the date of the grant. The grants for most of the employee options specify that they are exercisable in cumulative 20% annual installments and will expire ten years from the date of grant. The options granted under the directors’ plan are exercisable after six months.

The option plans permit employees and directors to pay the exercise price of options they are exercising and the related tax liability with shares of Company stock they already own. The owned shares are surrendered to the Company at current market value. Shares with a current market value of $2,644,000, $4,338,000, and $3,230,000 were surrendered in the years ended December 31, 2005, 2004, and 2003, respectively. These surrendered shares are netted against the new shares issued for the exercise of stock options in the Consolidated Statements of Changes in Shareholders’ Equity.

The following table presents information relating to all of the stock option plans as of December 31, 2005, 2004, and 2003 (adjusted for stock splits and stock dividends).

	Options	Per Share Price Ranges	Weighted Average Price	Weighted Average Expiration in Years
2005
Granted	111,220	$27.42 to $37.90	$33.59
Exercised	412,590	$6.49 to $29.78	$19.13
Cancelled and expired	68,125	$15.41 to $29.63	$26.22

Outstanding at end of year	12,552	$7.02 to $10.02	$8.27	1.22
	153,658	$10.03 to $14.02	$11.13	1.75
	595,661	$14.03 to $21.02	$16.04	4.84
	900,453	$21.03 to $31.02	$28.05	7.43
	89,759	$31.03 to $37.90	$35.00	5.91

Total outstanding at end of year	1,752,083

Exercisable at end of year	1,083,396	$7.02 to $34.02	$20.03
Shares available for future grant	3,955,170

2004
Granted	1,034,698	$23.16 to $33.02	$28.79
Exercised	597,118	$4.77 to $28.19	$17.11
Cancelled and expired	35,282	$15.41 to $30.22	$26.22

Outstanding at end of year	15,220	$6.49 to $ 9.49	$8.04	2.06
	192,421	$9.50 to $13.49	$11.18	2.72
	831,162	$13.50 to $20.49	$15.91	5.13
	1,074,031	$20.50 to $30.49	$27.77	7.92
	8,744	$30.50 to $33.02	$32.94	5.81

Total outstanding at end of year	2,121,578

Exercisable at end of year	1,099,639	$6.49 to $30.49	$18.06

2003
Granted	158,244	$19.46 to $27.29	$23.51
Exercised	584,432	$3.71 to $20.54	$14.17
Cancelled and expired	20,735	$14.93 to $19.31	$15.50

Outstanding at end of year	6,124	$4.77 to $ 7.02	$5.65	1.53
	14,211	$7.03 to $10.02	$8.48	3.30
	369,972	$10.03 to $15.27	$12.66	2.71
	1,218,850	$15.28 to $22.77	$16.47	5.06
	110,123	$22.78 to $27.29	$24.62	4.08

Total outstanding at end of year	1,719,280

Exercisable at end of year	1,158,241	$4.77 to $23.52	$15.20

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

The table below sets forth the actual capital amounts and ratios for the Company as of December 31, 2005 and 2004. It also shows the minimum amounts and ratios that it must maintain under the regulatory requirements to meet the standard of “adequately capitalized” and the minimum amounts and ratios required to meet the regulatory standards of “well capitalized.”

For the Company, Tier I capital consists of common stock, surplus, and retained earnings. Tier II capital includes a portion of the allowance for credit losses and the subordinated debt mentioned in Note 14. The capital benefit of the subordinated debt is reduced 20% per year in the last five years of its term. The first such reduction on the Company’s subordinated debt will occur in the third quarter of 2006.

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

(dollars in thousands)	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$611,679	11.3%	$432,066	8.0%	$540,082	10.0%
Tier I Capital (to Risk Weighted Assets)	$433,396	8.0%	$216,033	4.0%	$324,049	6.0%
Tier I Capital (to Average Tangible Assets)	$433,396	6.6%	$263,809	4.0%	$329,761	5.0%
Risk Weighted Assets	$5,400,822
Average Tangible Assets	$6,595,214

As of December 31, 2004
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$543,696	12.1%	$359,472	8.0%	$449,341	10.0%
Tier I Capital (to Risk Weighted Assets)	$367,487	8.2%	$179,736	4.0%	$269,604	6.0%
Tier I Capital (to Average Tangible Assets)	$367,487	6.3%	$232,108	4.0%	$290,135	5.0%
Risk Weighted Assets	$4,493,406
Average Tangible Assets	$5,802,708

As of December 31, 2005, both PCBNA and the Company met the requirements as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the above table.

The following table shows the three capital ratios for PCBNA at December 31, 2005 and 2004. There are no conditions or events since December 31, 2005 that Management believes have changed or will change PCBNA’s category for other than temporary conditions related to the RAL program.

As of December 31,	Total Tier I and Tier II Capital to Risk Weighted Assets	Tier I Capital to Risk Weighted Assets	Tier I Capital to Average Tangible Assets

2005	11.18%	7.87%	6.46%
2004	12.50%	8.57%	6.64%

Bancorp is the parent company and sole owner of PCBNA. However, there are legal limitations on the amount of dividends which may be paid by PCBNA to Bancorp. The amounts which may be paid as dividends by a bank are determined based on the bank’s capital accounts and earnings in prior years. As of December 31, 2005, PCBNA would have been permitted to pay up to $234.4 million to Bancorp.

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

The Company recorded a net gain on sale of tax refund loans of $26.0 million in 2005 and $2.9 million in 2004. These gains relate to the sale of RALs through the securitization vehicle discussed in Note 11 on page 104.

Noninterest revenue also includes several general categories: other service charges, commissions, and fees and other income. Other service charges, commissions, and fees include a variety of revenues earned by providing services to customers.

(in thousands)	December 31,
	2005	2004	2003

Included in other service charges, commissions and fees:
Merchant bankcard fees	$1,277	$1,182	$1,027
Standby letter of credit fees	1,332	1,288	556
Real estate loan broker fees	889	1,460	2,700
Debit card fees	3,323	2,318	1,495
Collection fees	5,617	4,781	4,244

Included in other income:
Loss on tax credit partnerships	$(1,849)	$(3,644)	$(1,513)
Earnings on cash surrender value of bank owned life insurance	1,994	818	978
Interest/dividends on other securities	1,906	2,100	1,268
Gain on sale of SBA loans	2,724	2,069	415
Gain on sale of residential real estate loans	73	263	1,424

The loss on tax credit partnerships result from the Company’s investments in limited partnerships that are set up to build or renovate low-income housing. Given the generally higher income demographics in the Company’s market areas, the Company does not have many opportunities to make the direct investments in low-income housing that are required for the Company to comply with the provisions of the Community Reinvestment Act. These partnerships operate at a loss but generate Federal and state income tax credits in excess of the after-tax impact of the losses.

The interest/dividends on other securities represent the income from the FHLB and FRB stock held by the Company.

22.    OTHER OPERATING EXPENSE

The table below discloses the largest items included in other operating expense. Consultant expense includes the Company’s independent accountants, attorneys, and other management consultants used for special projects.

(in thousands)	December 31,
	2005	2004	2003

Noninterest expense
Software expense	$14,727	$9,814	$8,205
Consultants—other	9,665	4,731	4,600
Consultants—accounting	2,402	3,872	2,214
Telephone	3,166	2,870	2,628
Postage and freight	2,886	2,251	1,957
Developers performance fees	3,016	2,233	2,413
Off-balance sheet contingency loss	571	50	4,624
Workers compensation insurance	1,063	1,667	1,895

23.    DERIVATIVE INSTRUMENTS

The Company has established policies and procedures to permit limited use of off-balance sheet derivatives to help manage interest rate risk.

Interest Rate Swaps to Manage the Company’s Interest Rate Risk

At various times, the Company has entered into several interest rate swaps to mitigate interest rate risk. Under the terms of these swaps, the Company pays a fixed rate of interest to the counterparty and receives a floating rate of interest. Such swaps have the effect of converting fixed rate financial instruments into variable or floating rate instruments. Such swaps may be related to specific instruments or pools of instruments—loans, securities, or deposits with similar interest rate characteristics or terms. Other types of derivatives are permitted by the Company’s policies, but have not been utilized.

There was one such swap in place at the end of 2004. The notional amount of this hedge at December 31, 2004 was $9.6 million with a fair value loss of approximately $30,000. This swap agreement expired in February of 2005.

Matching Interest Rate Swaps with Customers

The Company has entered into interest rate swaps with some of its customers to assist them in managing their interest rate risks. As of December 31, 2005, there were swaps with a notional amount of $53.1 million. To avoid increasing its own interest rate risk by entering into these swap agreements, the Company enters into offsetting swap agreements with other larger financial institutions. The effect of the offsetting swaps to the Company is to neutralize its position. A fee is charged to the Company’s customer that is in excess of the fee paid by the Company to the other financial institution.

24.    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

The face values of cash, Federal funds sold, and securities purchased under agreements to resell are their fair value.

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

Mortgage Servicing Rights

Mortgage servicing rights are carried at the lower of cost or estimated fair value. The method of estimating fair value for these assets is described in Note 1 on page 82.

Deposit Liabilities

The fair value of demand deposits, money market accounts, and savings accounts is the amount payable on demand as of December 31 of each year. The fair value of fixed-maturity certificates of deposit is estimated by discounting the interest and principal payments using the rates currently offered for deposits of similar remaining maturities.

Long-term Debt and Other Borrowings

For FHLB advances, the fair value is estimated using rates currently quoted by the FHLB for advances of similar remaining maturities. For the senior and subordinated debt issues, the fair value is estimated by discounting the interest and principal payments using approximately the same interest rate spread to treasury securities of comparable term as the notes had when issued. For treasury tax and loan obligations, carrying amount is a reasonable estimate of their fair value.

Repurchase Agreements and Federal Funds Purchased

For Federal funds purchased and treasury tax and loan instruments, the carrying amount is a reasonable estimate of their fair value. The fair value of repurchase agreements is determined by reference to rates in the wholesale repurchase market. The rates paid to the Company’s customers are slightly lower than rates in the wholesale market and, consequently, the fair value will generally be less than the carrying amount. The fair value of the long-term repo agreements is determined in the same manner as for the senior and subordinated debt described above.

Derivatives

Fair values for derivative financial instruments are based upon quoted market prices where available, except in the case of certain options and swaps where pricing models are used.

Financial Guarantees, Commitments, and Other Off-balance-sheet Instruments

The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The Company does not believe that the fair value of any of its loan commitments to be material within the context of this note because generally fees have not been charged, the use of the commitment is at the option of the potential borrower, the commitments are being written at rates comparable to current market rates, and the committed rate floats to an index that makes the eventual borrowing rate comparable to then current market rates.

Fair values for off-balance-sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is immaterial and consequently they are omitted from the table.

The carrying amount and estimated fair values of the Company’s financial instruments as of December 31, 2005 and 2004 are as follows:

(dollars in thousands)	As of December 31, 2005		As of December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$158,880	$158,880	$133,116	$133,116
Securities available-for-sale	1,369,549	1,369,549	1,524,874	1,524,874
Net loans	4,841,688	4,829,453	4,008,317	3,969,200
Mortgage servicing rights	1,566	1,566	1,679	1,679
Derivatives	490	490	501	501

Financial liabilities:
Deposits	$5,017,866	$5,005,202	$4,512,290	$4,508,135
Long-term debt and other borrowings	803,212	781,522	832,252	807,081
Repurchase agreements and Federal funds purchased	446,642	451,756	179,041	193,927
Derivatives	497	497	531	531

25.    SEGMENT REPORTING

While the Company’s products and services are all of the nature of commercial banking, the Company has five reportable segments. There are four specific segments: Community Banking, Commercial Banking, Tax Refund Programs and Fiduciary. The remaining activities of the Company are reported in a segment titled “All Other.”

Factors Used to Identify Reportable Segments

The Company uses a combination of internal reporting structures, products, services provided, and customers served to determine its reportable segments. The segments also reflect the specific management structure in which loan and deposit products are handled by different organizational units.

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

Refund Programs:  The loan products provided in this segment are described in Note 6 on page 98. The other product, refund transfers, consists of receipt of tax refunds from the Internal Revenue Service on behalf of individual taxpayers and authorizing the local issuance of checks to the taxpayers so that they do not need a mailing address or to wait for the refund check to be mailed to them. Both of these businesses relate to the filing of income tax returns and consequently are highly seasonal. Approximately 90% of the activity occurs in the first quarter of each year.

All Other:  This segment consists of other business lines and support units. The administrative support units include the Company’s executive administration, data processing, marketing, credit administration, human resources, legal and benefits, treasury, and finance and accounting. The primary revenues are from PCBNA’s securities portfolios.

Change to the Reportable Segments

In connection with the PCCI acquisition, the operations of the three branches acquired were included in the “Community Banking” segment along with the other branch activities of the Company. During 2004, the operations of PCCI’s commercial real estate and SBA lending areas reported to the former CEO of PCCI, who reported to the CEO of the Company and, consequently, they had been identified as a reportable segment during 2004. As of the beginning of 2005, these lending areas reported to the Manager of Retail and Small Business Lending with the Community Banking segment. The following tables disclose segment performance for the periods ended December 31, 2005 and 2004 with these lending activities included in the Community Banking segment.

In connection with the FBSLO acquisition, the operations of the two branches acquired were included in the “Community Banking segment along with the other branch activities of the Company. The operations of FBSLO’s commercial and commercial real estate lending areas report to the Company’s Commercial Lending Manager and consequently are included in the “Commercial Banking” segment. FBSLO’s small business and consumer lending operations now report to the Company’s Manager of Retail and Small Business Lending and consequently are included with other such lending operations in the “Community Banking” segment.

Charges and Credits for Funds and Income from the Investment Portfolios

For the Company, the process of disaggregating its businesses into these segments is somewhat arbitrary. Many of the Company’s customers do business with more than one segment. In these cases, the Company may use relationship pricing, whereby customers may be given a favorable price on one product because the other products they use are very profitable for the Company. As a fiscal intermediary, a large proportion of the Company’s business consists of borrowing from some customers—depositors and other financial institutions or bankers—and lending the funds to other customers—borrowers and securities issuers. The interest expense paid on the borrowings is charged to the segment that does the borrowing—Community Banking for deposits and Treasury (in All Other) for non-deposit borrowing. The interest earned on loans and securities is credited to the segments that do the lending or investing—Community Banking, Commercial Banking for loans and Treasury for investments.

If results of operations for the segments were reported on that basis, i.e. simply based on the products handled by the assigned staff, it would appear that the lending units were all highly profitable because they had only interest income while the deposit units incurred the interest expense. If they were not part of a depository institution, lending units would have to borrow the funds they lend and pay interest expense. In addition to the interest expense, the cost of servicing deposit customers is also borne by Branch Activities section of the Community Banking segment. To give a fair picture of profitability at the segment level, it is therefore necessary to charge the lending units for the cost of the funds they use while crediting the branch units in the Community Banking segment for the funds they provide.

Similarly, the Treasury Department included within the All Other segment uses deposit funds to purchase securities and other investments. It also needs to be charged for this use of funds. The Treasury Department also borrows funds as needed to supplement deposit growth and manage interest rate risk. A credit for these funds is assigned to the Treasury Department.

The securities portfolios provide liquidity to the Company and earn income from funds received from depositors that are in excess of the amounts lent to borrowers. The interest rates applicable to securities are lower than for loans because there is little or no credit risk. Foregoing the higher rates earned by loans is, in a sense, a cost of maintaining the necessary liquidity, and may be an opportunity cost for being unable to generate sufficient loans to make full use of the available funds. However, there is no one lending unit to which it is appropriate to charge the liquidity and opportunity costs related to the investment portfolios. Consequently, the liquidity and opportunity costs remain with the Treasury Department. Each segment that uses funds through lending or investing is charged for its funds at the same rates based solely on the maturity terms or repricing characteristics of the assets funded, while the Community Banking and All Other segments are credited for the funds they provide based on the maturity term or repricing characteristics of those funds.

The process of crediting or charging segments for the benefits they provide to or receive from other segments is termed transfer pricing. The Company transfer prices funds, but does not attempt to transfer price services provided from one segment to another in determining each segment’s profit or loss, e.g. there is no allocation of administration overhead to the operating units.

To better measure the profitability of the consumer lending and treasury activities and to reflect that the funds used and provided are not of the same maturity, the charges and credits for funds within the Community Banking and All Other segments are not netted.

Measure of Profit or Loss

In assessing the performance of each segment, the chief executive officer reviews the segment’s contribution before tax. Taxes are excluded because the Company has permanent tax differences (see Note 16) that do not apply equally to all segments. In addition, if segments were measured by their net-of-tax contribution, they would be advantaged or disadvantaged by any enacted changes in tax rates even though such changes are not reflective of the performance of the segments.

Interest Income and Revenues from External Customers

In the All Other segment, interest income exceeds revenues from external customers. This occurs because there are a number of negative amounts, specifically losses on securities and the tax credit partnerships, that originate with external customers that offset the interest income received from other external customers.

Intersegment Revenues and Internal Charge for Funds

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

Intersegment revenues and internal charges for funds will generally be higher when interest rates are higher and lower when rates are low. Short-term interest rates were generally higher in 2005 than in the corresponding period of 2004. The commercial loans in the Commercial Banking segment usually have short maturities or reprice frequently and therefore this segment is charged for funds by reference to the short-term rates. Intermediate-term rates were generally lower than the first quarter of 2004. The consumer and small business loans in the Community Banking segment are usually fixed or have infrequent repricings and therefore this segment is charged for funds by reference to intermediate-term rates. The amount of charges and credits for funds will also be impacted as the estimates for prepayments of loans or early withdrawal of deposits are impacted by changes in interest rates.

As indicated above, the Company’s Treasury unit functions as a “money center” balancing the funding uses and sources. The changes in its intersegment revenues and charges for funds from one year to the next are primarily the result of changes in the relative amounts used and provided by the other segments.

Other Segment Disclosure

With respect to the disclosure of total assets for the individual segments, fixed assets used by the other segments are all nonetheless recorded as assets of the All Other segment that manages most of them. Depreciation expense for these assets is charged to the segment that uses them.

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

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Year Ended December 31, 2005
Revenues from external customers	$203,067	$121,029	$121,903	$17,003	$81,080	$544,082
Intersegment revenues	144,141	—	7,020	2,470	55,465	209,096

Total revenues	$347,208	$121,029	$128,923	$19,473	$136,545	$753,178

Profit (Loss)	$161,388	$57,911	$66,332	$13,015	$(134,347)	$164,299
Interest income	169,823	119,240	64,747	—	78,349	432,159
Interest expense	56,390	—	3,107	—	52,008	111,505
Internal charge for funds	67,482	56,161	2,929	4	82,521	209,096
Depreciation	4,918	123	800	62	6,882	12,785
Total assets	2,636,523	1,846,150	174	1,265	2,392,047	6,876,159
Capital expenditures	—	—	—	—	25,480	25,480

Year Ended December 31, 2004
Revenues from external customers	$156,092	$97,393	$65,541	$15,665	$73,472	$408,163
Intersegment revenues	101,443	—	4,704	1,519	19,541	127,207

Total revenues	$257,535	$97,393	$70,245	$17,184	$93,013	$535,370

Profit (Loss)	$121,615	$66,780	$45,548	$10,643	$(98,349)	$146,237
Interest income	125,778	94,871	36,674	—	75,205	332,528
Interest expense	33,552	—	1,119	369	34,171	69,211
Internal charge for funds	42,986	23,248	—	9	60,964	127,207
Depreciation	4,198	149	731	76	5,428	10,582
Total assets	2,264,525	1,695,544	133,511	2,199	1,929,006	6,024,785
Capital expenditures	—	—	—	—	25,362	25,362

Year Ended December 31, 2003
Revenues from external customers	$124,152	$96,544	$64,117	$14,682	$61,018	$360,513
Intersegment revenues	70,850	—	1,824	1,416	34,380	108,470

Total revenues	$195,002	$96,544	$65,941	$16,098	$95,398	$468,983

Profit (Loss)	$87,744	$60,221	$40,440	$9,540	$(73,353)	$124,592
Interest income	95,875	94,559	31,984	—	56,350	278,768
Interest expense	31,997	—	814	467	20,655	53,933
Internal charge for funds	30,788	27,650	2,684	10	47,338	108,470
Depreciation	3,665	169	547	106	5,433	9,920
Total assets	1,529,344	1,595,788	24,008	1,206	1,709,284	4,859,630
Capital expenditures	—	—	—	—	15,662	15,662

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

(dollars in thousands)	Year ended December 31,
	2005	2004	2003

Total revenues for reportable segments	$753,178	$535,370	$468,983
Elimination of intersegment revenues	(209,096)	(127,207)	(108,470)
Elimination of taxable equivalent adjustment	(6,002)	(6,347)	(6,579)

Total consolidated revenues	$538,080	$401,816	$353,934

Total profit or loss for reportable segments	$164,299	$146,237	$124,592
Elimination of taxable equivalent adjustment	(6,002)	(6,347)	(6,579)

Income before income taxes	$158,297	$139,890	$118,013

26.    FOURTH QUARTER 2004 ADJUSTMENTS

The Company identified three accounting errors that it corrected in the fourth quarter of 2004. These errors are described in the succeeding paragraphs. The portions of these adjustments that relate to any prior period financial statements were immaterial.

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

During the fourth quarter of 2004, the Company recognized $1.4 million in stay put payments, of which $980,000 was attributable to prior quarters in 2004. Adjustment to the financial statements for these prior quarters is not material.

These adjustments had an impact on net income for the fourth quarter of 2004 of $2.2 million or 5 cents per diluted share. For the year 2004, the impact on net income was $1.3 million or 3 cents per diluted share.

27.    PACIFIC CAPITAL BANCORP

The condensed financial statements of the Bancorp are presented on the following three pages.

PACIFIC CAPITAL BANCORP

(Parent Company Only)

Balance Sheets

(in thousands)

	December 31,
	2005	2004

Assets
Cash	$23,911	$2,549
Investment in and advances to subsidiaries	575,221	506,772
Premises and equipment, net	1,070	747
Other assets	34,239	28,921

Total assets	$634,441	$538,989

Liabilities
Senior and subordinated debentures	$76,082	$68,091
Other liabilities	13,103	11,216

Total liabilities	89,185	79,307

Equity
Common stock	11,662	11,434
Surplus	107,829	78,903
Accumulated other comprehensive income	987	7,970
Retained earnings	424,778	361,375

Total shareholders’ equity	545,256	459,682

Total liabilities and shareholders’ equity	$634,441	$538,989

PACIFIC CAPITAL BANCORP

(Parent Company Only)

Income Statements

(in thousands)

	Years Ended December 31,
	2005	2004	2003

Equity in earnings of subsidiaries:
Undistributed	$75,429	$73,060	$48,244
Dividends	27,240	17,500	29,000
Interest income	—	(2)	—
Interest expense	(4,766)	(4,368)	(3,016)
Other income	67	134	35
Other operating expense	(2,249)	(1,288)	(705)
Income tax benefit	3,564	2,908	2,113

Net income	$99,285	$87,944	$75,671

PACIFIC CAPITAL BANCORP

(Parent Company Only)

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2005	2004	2003

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$99,285	$87,944	$75,671
Adjustments to reconcile net income to net cash used in operations:
Equity in undistributed net income of subsidiaries	(102,669)	(90,560)	(77,244)
Additional investment in subsidiary	—	(13,008)	—
Depreciation expense	33	58	126
Increase in other assets	(5,320)	(14,267)	(3,390)
Increase in other liabilities	1,887	4,297	231

Net cash used in operating activities	(6,784)	(25,536)	(4,606)

Cash flows from investing activities:
Net decrease in loans	—	26	55
Capital (expenditures) and dispositions	(356)	1,680	2,172
Distributed earnings of subsidiaries	27,240	17,500	29,000

Net cash provided by investing activities	26,884	19,206	31,227

Cash flows from financing activities:
Proceeds from other borrowing	7,991	28,091	—
Proceeds from issuance of common stock	29,154	8,927	6,663
Payments to retire common stock	—	—	(28,208)
Dividends paid	(35,883)	(31,400)	(27,399)

Net cash provided by (used in) financing activities	1,262	5,618	(48,944)

Net (decrease) increase in cash and cash equivalents	21,362	(712)	(22,323)
Cash and cash equivalents at beginning of period	2,549	3,261	25,584

Cash and cash equivalents at end of period	$23,911	$2,549	$3,261

Supplemental disclosures: none

QUARTERLY FINANCIAL DATA (UNAUDITED)

(amounts in thousands except per share amounts)	2005 Quarters				2004 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st

Interest income	$101,476	$93,107	$86,308	$145,266	$77,404	$76,583	$71,429	$100,765
Interest expense	34,389	29,622	24,611	22,883	19,894	18,424	15,996	14,897
Net interest income	67,087	63,485	61,697	122,383	57,510	58,159	55,433	85,868
Provision for credit losses	4,993	1,967	7,901	39,012	1,748	2,740	737	7,584
Noninterest revenue	13,972	14,814	17,979	65,158	12,393	11,241	15,380	36,621
Operating expense	58,750	53,814	48,333	53,508	45,398	43,349	44,043	47,116
Income before income taxes	17,316	22,518	23,442	95,021	22,757	23,311	26,033	67,789
Income taxes	6,248	8,150	8,999	35,615	8,510	8,752	9,486	25,198
Net Income	$11,068	$14,368	$14,443	$59,406	$14,247	$14,559	$16,547	$42,591

Net earnings per share:
Basic	$0.24	$0.31	$0.32	$1.30	$0.31	$0.32	$0.36	$0.94
Diluted	$0.24	$0.31	$0.31	$1.29	$0.31	$0.32	$0.36	$0.93

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 21, 2005, the Company filed a Current Report on Form 8-K announcing that the Audit Committee of the Board of Directors dismissed PricewaterhouseCoopers LLP (“PwC”) on June 15, 2005 as the Company’s independent registered public accounting firm for the year ended December 31, 2005. The decision came after the Audit Committee adopted in March 2005 a policy to solicit proposals for the auditing engagement at least every three years. The Committee received proposals for the engagement from three firms including PwC. Based on the proposals, the July 13, 2005, the Committee determined that it was in the best interests of the Company to select another firm. On July 13, 2005, the Company filed a Current Report on Form 8-K announcing that its Audit Committee had engaged Ernst & Young, LLP as its independent registered public accounting firm for the year ended December 31, 2005.

As described in the Company’s Current Report on Form 8-K dated June 15, 2005, the PwC’s reports on the consolidated financial statements of the Company as of and for the year ended December 31, 2004 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. PwC’s integrated report for the year ended December 31, 2004 did include the conclusion that the Company had not maintained effective internal control over financial reporting as of that date because of the effect of two material weaknesses identified by the Company’s management during its assessment of the Company’s internal control over financial reporting. A description of the material weaknesses is included in the Current Report on Form 8-K dated June 21, 2005.

Except for the material weaknesses mentioned above, there are no reportable events under Item 304(a)(1)(v) of Regulation S-K that occurred during the year ended December 31, 2004 and through June 15, 2005. During the year ended December 31, 2004 and through June 15, 2005, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of PwC, would cause PwC to make reference thereto in its report on the Company’s financial statements for such year.

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

As of December 31, 2005 the Company carried out an evaluation, under the supervision and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

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

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management excluded certain elements of internal control over financial reporting of the activities of First Bancshares, Inc. of San Luis Obispo (FBSLO) from its evaluation of internal control over financial reporting as of December 31, 2005 because FBSLO was acquired by the Company in a purchase business combination during 2005. FBSLO’s loans and deposits represented $232 million and $231 million, respectively, of the Company’s related consolidated financial statement amounts as of December 31, 2005, and FBSLO contributed net income of $2.9 million for the year ended December 31, 2005. FBSLO’s investment portfolio and long-term debt was integrated with the Company’s investment portfolio at the time of the closing of the acquisition and was included in Managements evaluation of internal controls. Interest income and expense from these portfolios is excluded from the net income figure above.

Based on this evaluation, Management concluded that as of December 31, 2005, the Company internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm as stated in their report which is included on pages 74-75.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In 2004, Management had conducted a similar evaluation of internal controls over financial reporting and had concluded that there were two material weaknesses in those internal controls. Steps were taken in 2005 to remediate those weaknesses. These remediation steps included enhancements to the Company’s reconciliation processes and more formal review of the application of Generally Accepted Accounting Principles to leasing transactions and other non-routine transactions.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the sections titled “The Board of Directors” and “Named Officers” in the Company’s definitive Proxy Statement for the annual meeting to be held May 23, 2006 that will be filed within 120 days following the fiscal year end December 31, 2005 (“Proxy Statement”).

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

ITEM 13.	CERTAIN BUSINESS RELATIONSHIPS

The information required by Item 13 is incorporated herein by reference to the section titled “Certain Business Relationships” in the Company’s Proxy Statement.

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

The listing of exhibits required by this item is set forth in the Exhibit Index beginning on page 137 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10.1 “Compensation Plans and Agreements,” in the Exhibit Index.

(b)	REPORTS ON FORM 8-K

The following current reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 2005.

Subject		Filing Date
Item 8.01	Other Events	October 26, 2005
Press release announcing earnings for the third quarter of 2005.

Item 8.01	Other Events	November 14, 2005
On November 10, 2005, the Company announced that its Executive Vice President and CFO, Donald Lafler intends to retire in 2006.

(c)	EXHIBITS

See exhibits listed in “Exhibit Index” on page 137 of this report.

(d)	FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Pacific Capital Bancorp

By /s/ William S. Thomas. Jr.	March 15, 2006
William S. Thomas, Jr.	Date
President and Chief Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Edward E. Birch	March 15, 2006	/s/ William S. Thomas, Jr.	March 15, 2006
Edward E. Birch	Date	William S. Thomas, Jr.	Date
Chairman of the Board		President
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard M. Davis	March 15, 2006	/s/ Richard S. Hambleton, Jr.	March 15, 2006
Richard M. Davis	Date	Richard S. Hambleton, Jr.	Date
Director		Director

/s/ D. Vernon Horton	March 15, 2006	/s/ Roger C. Knopf	March 15, 2006
D. Vernon Horton	Date	Roger C. Knopf	Date
Vice Chairman		Director

/s/ Robert W. Kummer, Jr.	March 15, 2006	/s/ Donald Lafler	March 15, 2006
Robert W. Kummer, Jr.	Date	Donald Lafler	Date
Director		Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Clayton C. Larson	March 15, 2006	/s/ John Mackall	March 15, 2006
Clayton C. Larson	Date	John Mackall	Date
Vice Chairman		Director

/s/ Gerald T. McCullough	March 15, 2006	/s/ Richard A. Nightingale	March 15, 2006
Gerald T. McCullough	Date	Richard A. Nightingale	Date
Director		Director

/s/ Kathy J. Odell	March 15, 2006
Kathy J. Odell	Date
Director

EXHIBIT INDEX TO PACIFIC CAPITAL BANCORP FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Exhibit

Number Description	*

3.	Articles of Incorporation and Bylaws:

	3.1	Certificate of Restatement of Articles of Incorporation of Pacific Capital Bancorp dated June 10, 2005. (1)

	3.2	Certificate of Amendment of Articles of Incorporation dated August 8, 2005. (2)

	3.3	Amended and Restated Bylaws of Pacific Capital Bancorp effective February 17, 2006. (3)

4.	Instruments Defining the Rights of Security Holders, including indentures

	4.1	Amended and Restated Stockholders Rights Agreements, dated as of April 22, 2003, between Pacific Capital Bancorp and Mellon Investor Services LLC, as Rights Agent. (4)

Note: No long-term debt instruments issued by the Company or any of its consolidated subsidiaries exceeds 10% of the consolidated total assets of the Company and its subsidiaries. In accordance with paragraph 4(iii) of Item 601 of Regulation S-K, the
Company will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

10.	Material contracts:

	10.1	Compensation Plans and Agreements:

		10.1.1	Pacific Capital Bancorp 2002 Stock Plan. (5)

		10.1.2	Pacific Capital Bancorp Directors Stock Option Plan. (6)

		10.1.3	Pacific Capital Bancorp Incentive & Investment and Salary Savings Plan, as amended and restated effective January 1, 2001. (5)

			10.1.3.1	First Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan. (5)

			10.1.3.2	Second Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan. (5)

			10.1.3.3	Third Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan. (5)

			10.1.3.4	Addendum Incorporating EGTRAA Compliance Amendment to Pacific Capital Bancorp Incentive and Investment and Salary Savings Plan. (5)

		10.1.4	Pacific Capital Bancorp Employee Stock Ownership Plan and Trust, as amended and restated effective January 1, 2001. (5)

			10.1.4.1	First Amendment to Pacific Capital Bancorp Amended and Restated Employee Stock Ownership Plan and Trust. (5)

			10.1.4.2	Addendum Incorporating EGTRAA Compliance Amendment to Pacific Capital Bancorp Employee Stock Ownership Plan and Trust. (5)

		10.1.5	Pacific Capital Bancorp Amended and Restated Key Employee Retiree Health Plan dated December 30,1998. (5)

		10.1.6	Pacific Capital Bancorp Amended and Restated Retiree Health Plan (Non-Key Employees) dated December 30, 1998. (5)

		10.1.7	Trust Agreement of Santa Barbara Bank & Trust Voluntary Beneficiary Association. (7)

			10.1.7.1	First Amendment to Trust Agreement of Santa Barbara Bank & Trust Voluntary Beneficiary Association. (8)

		10.1.8	Pacific Capital Bancorp, Amended and Restated, 1996 Directors Stock Plan, as dated February 22, 2000 as amended July 21, 2004. (5)

			10.1.8.1	Pacific Capital Bancorp 1996 Directors Stock Option Agreement. (5)

			10.1.8.2	Pacific Capital Bancorp 1996 Directors Stock Option Agreement (Reload Option). (5)

		10.1.9	Pacific Capital Bancorp Directors’ Stock Option Plan and Form of Stock Option Agreement. (9)

		10.1.10	Pacific Capital Bancorp 1984 Amended and Restated Stock Option Plan and Forms of Agreements as amended to date. (5)

		10.1.11	Pacific Capital Bancorp 1994 Stock Option Plan, as amended, and Forms of Incentive and Non-Qualified Stock Option Agreements. (5)

		10.1.12	Amended and Restated Pacific Capital Bancorp Management Retention Plan. (10)

		10.1.13	Pacific Capital Bancorp First Amended and Restated Deferred Compensation Plan dated October 1, 2000. (5)

			10.1.13.1	First Amended and Restated Trust Agreement under Pacific Capital Bancorp Deferred Compensation Plan dated October 1, 2000. (5)

		10.1.14	Pacific Capital Bancorp Non-Employee Director Compensation Plan Effective January 1, 2006. (13)

		10.1.15	Pacific Capital Bancorp Deferred Compensation Plan, effective January 1, 2005.**

		10.1.16	Pacific Capital Bancorp 2005 High Performance Compensation Plan, effective January 1, 2005.**

		10.1.17	Amended and Restated Executive Salary Continuation Benefits Agreement between Clayton C. Larson and Pacific Capital Bancorp dated September 23, 1997. (14)

		10.1.18	Employment Offer Letter dated February 21, 2006 between Pacific Capital Bancorp and Joyce Clinton.**

		10.1.19	Employment Offer Letter dated March 3, 2006 between Pacific Capital Bancorp and George Leis.**

		10.1.20	Pacific Capital Bancorp 2005 Directors’ Stock Plan. (12)

		10.1.21	Form of Stock Option Agreement. (12)

		10.1.22	Form of Restricted Stock Agreement. (12)

	16.1	Letter regarding change in certifying accountant**

21.	Subsidiaries of the registrant**

23.	Consents of Experts and Counsel

	23.1	Consent of Ernst & Young LLP with respect to financial statements of the Registrant. **

	23.2	Consent of PricewaterhouseCoopers LLP with respect to financial statements of the Registrant.**

31.	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.1	Certification of William S. Thomas, Jr.**

	31.2	Certification of Donald Lafler**

32.	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

Shareholders may obtain a copy of any exhibit by writing to:

Carol Zepke, Corporate Secretary

Pacific Capital Bancorp

P.O. Box 60839

Santa Barbara, CA 93160

*	Effective December 30, 1998, Santa Barbara Bancorp and Pacific Capital Bancorp merged and, contemporaneously with effectiveness of the merger, Santa Barbara Bancorp, the surviving entity, changed its corporate name to Pacific Capital Bancorp. Documents identified as filed by Santa Barbara Bancorp prior to December 30, 1998 were filed by Santa Barbara Bancorp (File 0-11113). Documents identified as filed by Pacific Capital Bancorp prior to December 30, 1998 were filed by Pacific Capital Bancorp as it existed prior to the merger (File No. 0-13528).

**	Filed herewith.

The Exhibits listed below are incorporated by reference to the specified filing.

(1)	Filed as Exhibit 3(i)(B) to the Current Report on Form 8-K Pacific Capital Bancorp (File No. 0-11113) filed June 17, 2005.

(2)	Filed as Exhibit 3(i)(B) to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the quarter ended September 30, 2005.

(3)	Filed as Exhibit 3.1 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed on February 23, 2006.

(4)	Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the quarter ended March 31, 2003.

(5)	Filed as an exhibit with the same number to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.

(6)	Filed as Exhibit 4.2 to the Amendment No. 1 to Form S-8 of Santa Barbara Bancorp (Registration No. 33-48724) filed on June 13, 1995.

(7)	Filed as Exhibit 10.1.8 to Annual Report on Form 10-K of Santa Barbara Bancorp (File No.0-11113) for the fiscal year ended December 31, 1997.

(8)	Filed as an Exhibit to Annual Report on Form 10-K of Santa Barbara Bancorp (File No.0-11113) for fiscal year ended December 31, 1995.

(9)	Filed as Exhibit 10.25 to Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-13528) for the fiscal year ended December 31, 1991.

(10)	Filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 0-11113) filed October 25, 2004.

(11)	Filed as Exhibit 99.1 to Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed January 31, 2006.

(12)	Filed as Exhibit to Form S-8 of Pacific Capital Bancorp (Registration No. 333-127982) filed on August 31, 2005.

(13)	Filed as Exhibit 99.1 to the Current Report on Form 8-K Pacific Capital Bancorp (File No. 0-11113) filed January 24, 2006.

(14)	Filed as Exhibit 10.58 to the Quarter Report on Form 10-Q (File No. 0-13528) for the quarter ended September 30, 1997.