Form 10-Q
period 2006-03-31
PACIFIC CAPITAL BANCORP /CA/
filed 2006-05-10
CIK 357264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Common Stock - As of April 28, 2006 there were 46,695,990 shares of the issuer’s common stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Consolidated Balance Sheets March 31, 2006 (unaudited) and December 31, 2005	3

	Consolidated Statements of Income (unaudited) Three-Month Periods Ended March 31, 2006 and 2005	4

	Consolidated Statements of Cash Flows (unaudited) Three-Month Periods Ended March 31, 2006 and 2005	5

	Consolidated Statements of Comprehensive Income (unaudited) Three-Month Periods Ended March 31, 2006 and 2005	6

	Notes to Consolidated Condensed Financial Statements	7

The financial statements included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	59

Item 4.	Controls and Procedures	59

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	60

Item 1A	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Submission of Matters to a Vote of Security Holders	61

Item 5.	Other Information	61

Item 6.	Exhibits	61

SIGNATURES		62

PART 1 FINANCIAL INFORMATION

Item 1	Financial Statements

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Balance Sheets

(dollars and share amounts in thousands except per share amounts)

	March 31, 2006	December 31, 2005
	Unaudited
Assets:
Cash and due from banks	$163,176	$158,880
Securities available-for-sale, at fair value	1,338,481	1,369,549
Loans, net of allowance of $54,676 at
March 31, 2006 and $55,598 at
December 31, 2005	4,923,163	4,841,688
Premises, equipment and other long-term assets	116,245	115,831
Accrued interest receivable	28,885	28,994
Goodwill	140,585	140,585
Other intangible assets	9,270	9,887
Other assets	250,331	210,745

Total assets	$6,970,136	$6,876,159

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,161,005	$1,061,711
Interest-bearing deposits	4,062,935	3,956,155

Total deposits	5,223,940	5,017,866
Federal funds purchased and securities sold under agreements to repurchase	267,865	446,642
Long-term debt and other borrowings	765,703	793,895
Obligations under capital lease	9,368	9,317
Accrued interest payable and other liabilities	103,451	63,183

Total liabilities	6,370,327	6,330,903

Shareholders’ equity:
Preferred stock (no par value; 1,000 shares authorized; no shares issued and outstanding)	—	—
Common stock (no par value; $0.25 per share stated value; 100,000 shares authorized; 46,689 shares outstanding at March 31, 2006 and 46,631 outstanding at December 31, 2005)	11,677	11,662
Surplus	110,289	107,829
Accumulated other comprehensive income	(3,989)	987
Retained earnings	481,832	424,778

Total shareholders’ equity	599,809	545,256

Total liabilities and shareholders’ equity	$6,970,136	$6,876,159

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(dollar and share amounts in thousands except per share amounts)

	For the Three-Month Periods Ended March 31,
	2006	2005
Interest income:
Loans	$202,345	$129,004
Securities	14,620	16,012
Federal funds sold and securities purchased under agreements to resell	126	250

Total interest income	217,091	145,266

Interest expense:
Deposits	25,528	13,740
Securities sold under agreements to repurchase and Federal funds purchased	5,165	1,401
Other borrowed funds	11,260	7,742

Total interest expense	41,953	22,883

Net interest income	175,138	122,383
Provision for credit losses	48,146	39,012

Net interest income after provision for credit losses	126,992	83,371

Non interest revenue:
Service charges on deposits	3,998	4,291
Trust fees	4,500	4,355
Refund transfer fees	39,454	20,821
Other service charges, commissions and fees, net	10,457	7,857
Net gain on sale of tax refund loans	43,163	26,023
Net gain (loss) on securities transactions	147	(109)
Other income	2,172	1,920

Total noninterest revenue	103,891	65,158

Operating expense:
Salaries and benefits	34,614	28,231
Net occupancy expense	4,815	4,079
Equipment expense	2,412	2,361
RAL/RT marketing and technology service fees	52,043	—
Other expense	29,130	18,837

Total operating expense	123,014	53,508

Income before income taxes	107,869	95,021
Provision for income taxes	40,501	35,615

Net income	$67,368	$59,406

Earnings per share - basic	$1.44	$1.30
Earnings per share - diluted	$1.43	$1.29
Average number of shares - basic	46,668	45,778
Average number of shares - diluted	47,096	46,123
Dividends declared per share	$0.22	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Three-Month Periods Ended March 31,
	2006	2005
Cash flows from operating activities:
Net Income	$67,368	$59,406
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,069	2,729
Stock-based compensation	1,176	—
Provision for credit losses	48,146	39,012
Net amortization of discounts and premiums for securities	(942)	(217)
Reverse amortization on capital lease	51	46
Amortization of net deferred loan fees	1,170	1,298
Net loss (gain) on sales and calls of securities	(147)	109
Change in accrued interest receivable and other assets	(35,873)	(43,236)
Change in accrued interest payable and other liabilities	40,268	43,201

Net cash provided by operating activities	124,286	102,348

Cash flows from investing activities:
Proceeds from sales of AFS securities	—	22,545
Proceeds from calls, maturities, and partial paydowns of AFS securities	76,006	84,997
Purchase of AFS securities	(52,435)	(56,990)
Net (increase) decrease in loans made to customers	(130,791)	(196,555)
Net purchase or investment in premises and equipment	(2,860)	(5,834)

Net cash used in investing activities	(110,080)	(151,837)

Cash flows from financing activities:
Net increase (decrease) in deposits	206,074	45,726
Net increase (decrease) in borrowings with maturities of 90 days or less	(178,777)	53,416
Proceeds from long-term debt and other borrowing	58,429	5,000
Payments on long-term debt and other borrowing	(86,621)	(35,386)
Proceeds from issuance of common stock	1,299	2,208
Dividends paid	(10,314)	(8,231)

Net cash provided by financing activities	(9,910)	62,733

Net (decrease) increase in cash and cash equivalents	4,296	13,244
Cash and cash equivalents at beginning of period	158,880	133,116

Cash and cash equivalents at end of period	$163,176	$146,360

Supplemental disclosure:
Interest paid during period	$44,850	$23,727
Income taxes paid (refunded) during period	$(392)	$520
Non-cash additions to other real estate owned	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	For the Three-Month Period Ended March 31, 2006			For the Three-Month Period Ended March 31, 2005
	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount
Net Income	$107,869	$40,501	$67,368	$95,021	$35,615	$59,406
Other comprehensive income:
Net unrealized (loss) gain on securities:
Net unrealized holding (losses) gains arising during period	(8,438)	(3,548)	(4,890)	(14,490)	(6,093)	(8,397)
Less: reclassification adjustment for (losses) gains included in net income	147	62	85	(109)	(46)	(63)

Other comprehensive (loss) income	(8,585)	(3,610)	(4,975)	(14,381)	(6,047)	(8,334)

Comprehensive (loss) income	$99,284	$36,891	$62,393	$80,640	$29,568	$51,072

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 31, 2006

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements and notes included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 10-K”).

CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the parent holding company, Pacific Capital Bancorp (“Bancorp”), and its wholly owned subsidiaries, Pacific Capital Bank, N.A. (the “Bank” or “PCBNA”), two service corporations, and two securitization subsidiaries. The service corporations and one of the securitization subsidiaries are inactive. The other securitization subsidiary is used only in the first quarter of each year for the transaction described in Note 6, “Transfers and Servicing of Financial Assets.” All references to the “Company” apply to Pacific Capital Bancorp and its consolidated subsidiaries. There are four wholly owned but unconsolidated subsidiaries described in Note 1 of the 2005 10-K in the subsection of the note titled “Consolidation of Variable Interest Entities.” Based on the Company’s interpretation of the consolidation requirements related to these types of entities we have determined they do not need to be consolidated. “Bancorp” will be used to refer to the parent company only. Material intercompany balances and transactions have been eliminated.

The acquisition of First Bancshares, Inc. (“FBSLO”) and its wholly owned subsidiaries on August 1, 2005 is described in Note 2 in the 2005 10-K.

PCBNA uses the brand names of “Santa Barbara Bank & Trust,” “First National Bank of Central California,” “South Valley National Bank,” “San Benito Bank,” and “First Bank of San Luis Obispo” in its various retail market areas. “Bank” also includes the operations of Pacific Crest Bank, which was merged into PCBNA as part of the March 5, 2004 acquisition of Pacific Crest Capital Inc. (PCCI). The Bank uses the brand name “Pacific Capital Bank” for the operations acquired with PCCI. The Bank also uses the brand “Pacific Capital Wealth Management Services” for its trust and investment services activities.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three-month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.

SIGNIFICANT ACCOUNTING POLICIES REGARDING SPECIFIC ASSETS, LIABILITIES, AND INCOME STATEMENT ACCOUNTS

Except as noted below, the significant accounting policies for specific assets, liabilities and income statement accounts have not changed from those described in Note 1 of the 2005 10-K.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) on January 1, 2006. This statement requires the recognition of compensation expense during the period in which stock option awards vest. The

Company adopted the modified prospective method of accounting for stock options under SFAS 123(R). Under this method, the Company recognizes compensation expense for both new options and options awarded in years prior to 2006, but does not restate prior years’ numbers.

The fair value of the Company’s employee stock options granted is estimated at the date of grant using a binomial option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that this option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options.

As a result of applying the provisions of SFAS 123(R) during the three months ended March 31, 2006, the Company recognized additional stock-based compensation expense related to stock options of $572,000, and consequently that amount is the effect of adoption on income from continuing operations and income before tax. The effect of adoption on income after tax was $331,000. This amount represents less than one cent impact on basic and diluted earnings per share. There was no effect from adoption on cash flow from operations and cash flow from financing activities.

For purposes of the 2006 computation, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	4.55%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.3139
Expected volatility 4 years:	0.2848
Expected volatility 5 years:	0.2703
Expected dividend	$0.88 per year

Total fair value of options granted was $1.17 million and $0.4 million during the three months ended March 31, 2006 and 2005, respectively. Stock-based compensation net of forfeitures, is recognized ratably over the requisite service period for all awards. Estimated future stock-based compensation expense related to unvested stock options totaled $7.2 million at March 31, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.2 years.

The following pro forma information presents the net income and earnings per share for the three months ended March 31, 2005 as if the fair value method of SFAS 123(R) had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

(dollars in thousands)	For the Three-Month Period Ended March 31, 2005
Net Income, as reported	$59,406
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(298)

Pro forma net income	$59,108

Earnings Per Share:
Basic - as reported	$1.30
Basic - pro forma	$1.29
Diluted - as reported	$1.29
Diluted - pro forma	$1.28

For purposes of the 2005 computation, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	3.88%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.2927
Expected volatility 4 years:	0.2738
Expected volatility 5 years:	0.2606
Expected dividend	$0.80 per year

During the three months ended March 31, 2006 and 2005, proceeds from stock option exercises totaled approximately $697,000 and $1.78 million, respectively. During the three months ended March 31, 2006 and 2005, approximately 58,000 and 92,000 shares, respectively, were issued in connection with stock option exercises.

During the second and third quarters of 2005 and in the first quarter of 2006, the Company granted approximately 290,000 shares of restricted stock to employees and directors. The stock granted to employees vests in annual increments of 5%, 10%, 15%, 30%, and 40%. The stock granted to directors vests at the end of one year. Compensation expense for this stock is measured based on the closing price of the stock on the day of the grant. The compensation expense is recognized over the vesting period. Compensation expense related to this restricted stock recognized in the first quarter of 2006 was approximately $604,000. There was no compensation expense recognized in the first quarter of 2005 because the first awards were not granted until the second quarter. While not vested, a portion of the restricted stock must still be included in the average diluted shares outstanding for the first quarter for the computation of earnings per share as explained in Note 3.

New Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that any correction of an error in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior-period adjustment by restating the prior period. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management has determined that the adoption of this statement will not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Management does not expect that the adoption of this new standard will have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.” The statement amends SFAS 140 by (1) requiring the separate accounting for servicing assets and servicing liabilities that arise from the sale of financial assets; (2) requiring all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement must be adopted by the Company no later than January 1, 2007. Management does not expect that adoption of this new standard will have a material impact on the Company’s financial position, results of operations or cash flows.

2.	BUSINESS COMBINATIONS

The acquisitions of FBSLO on August 1, 2005 and PCCI on March 5, 2004 are described in Note 2 of the 2005 10-K. There were no material items included in the Company operating results for the three-month period ended March 31, 2006 related to the acquisition of FBSLO.

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

The computation of basic and diluted earnings per share for the three month periods ended March 31, 2006 and 2005, was as follows:

(share, option, and net income amounts in thousands)	Basic Earnings Per Share	Diluted Earnings Per Share
Period ended March 31, 2006
Numerator—Net Income	$67,368	$67,368

Denominator—weighted average shares outstanding	46,668	46,668

Plus: net shares issued in assumed stock option exercises		428

Diluted denominator		47,096

Earnings per share	$1.44	$1.43
Anti-dilutive options excluded		101

Period ended March 31, 2005
Numerator—Net Income	$59,406	$59,406

Denominator—weighted average shares outstanding	45,778	45,778

Plus: net shares issued in assumed stock option exercises		345

Diluted denominator		46,123

Earnings per share	$1.30	$1.29
Anti-dilutive options excluded		14

4.	SECURITIES AVAILABLE-FOR-SALE

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

(dollars in thousands) March 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
U.S. Treasury obligations	$99,989	$—	$(1,380)	$98,609
U.S. Agency obligations	261,091	—	(3,992)	257,099
Collateralized mortgage obligations	73,529	4	(1,632)	71,901
Mortgage-backed securities	697,571	515	(24,051)	674,035
Asset-backed securities	5,098	—	(17)	5,081
State and municipal securities	208,086	24,770	(1,100)	231,756

	$1,345,364	$25,289	$(32,172)	$1,338,481

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
U.S. Treasury obligations	$100,208	$34	$(1,189)	$99,053
U.S. Agency obligations	261,854	23	(3,194)	258,683
Collateralized mortgage obligations	63,429	9	(1,186)	62,252
Mortgage-backed securities	721,704	662	(18,585)	703,781
Asset-backed securities	7,114	—	(20)	7,094
State and municipal securities	213,537	25,828	(679)	238,686

	$1,367,846	$26,556	$(24,853)	$1,369,549

Securities totaling approximately $1.23 billion and $1.28 billion at March 31, 2006 and December 31, 2005, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, FHLB advances, customer repurchase agreements, and other borrowings as required or permitted by law.

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

The following table discloses securities balances by category that are at an unrealized loss at March 31, 2006 and December 31, 2005 and the range of duration of the loss. The amount of unrealized losses at March 31, 2006 has increased $7.3 million from December 31, 2005. The increase in unrealized losses is due to changes in interest rates. The Company does not hold any securities for which it believes the impairment is due to credit concerns as described in Securities and Exchange Commission Staff Accounting Bulletin #59 and consequently the Company has no reason to believe that the full par value of the securities will not be received.

The Company has concluded that none of its securities is other than temporarily impaired.

(dollars in thousands)	Less than 12 months		12 months or more		Total
As of March 31, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$212,323	$(2,859)	$143,385	$(2,513)	$355,708	$(5,372)
Mortgage backed Securities	233,797	(5,422)	426,404	(18,629)	660,201	(24,051)
Municipal Bonds	30,445	(524)	11,367	(576)	41,812	(1,100)
Asset backed Securities	5,082	(17)	—	—	5,082	(17)
Collateralized mortgage obligations	22,728	(207)	47,885	(1,425)	70,613	(1,632)

Subtotal, Debt Securities	504,375	(9,029)	629,041	(23,143)	1,133,416	(32,172)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$504,375	$(9,029)	$629,041	$(23,143)	$1,133,416	$(32,172)

	Less than 12 months		12 months or more		Total
As of December 31, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$164,351	$(1,925)	$133,877	$(2,458)	$298,228	$(4,383)
Mortgage backed Securities	281,303	(3,610)	410,473	(14,975)	691,776	(18,585)
Municipal Bonds	25,074	(216)	11,481	(463)	36,555	(679)
Asset backed Securities	6,176	(19)	918	(1)	7,094	(20)
Collateralized mortgage obligations	32,284	(411)	28,629	(775)	60,913	(1,186)

Subtotal, Debt Securities	509,188	(6,181)	585,378	(18,672)	1,094,566	(24,853)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$509,188	$(6,181)	$585,378	$(18,672)	$1,094,566	$(24,853)

The amortized historical cost and estimated market value of debt securities by contractual maturity are shown below. The issuers of certain of the securities have the right to call or prepay obligations before the contractual maturity date. Depending on the contractual terms of the security, the Company may receive a call or prepayment penalty in such instances.

(dollars in thousands)	March 31, 2006	December 31, 2005
Amortized cost:
In one year or less	$134,666	$141,264
After one year through five years	669,811	876,075
After five years through ten years	340,179	158,206
After ten years	200,708	192,301

Total Securities	$1,345,364	$1,367,846

Estimated fair value:
In one year or less	$133,079	$140,082
After one year through five years	653,148	857,932
After five years through ten years	332,745	158,525
After ten years	219,509	213,010

Total Securities	$1,338,481	$1,369,549

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loan Categories

The balances in the various loan categories are as follows:

(dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Real estate:
Residential - 1 to 4 family	$1,176,520	$1,128,318	$957,468
Multi-family residential	268,331	256,857	197,387
Non-residential	1,153,304	1,160,864	1,134,901
Construction	383,427	374,500	306,323
Commercial loans	923,006	934,840	775,892
Home equity loans	327,868	319,195	225,045
Consumer loans	388,913	431,542	290,258
Tax refund loans	61,510	—	68,548
Leases	293,027	287,504	253,471
Other loans	1,933	3,666	11,262

Total loans	4,977,839	4,897,286	4,220,555
Allowance for credit losses	54,676	55,598	55,993

Net loans	$4,923,163	$4,841,688	$4,164,562

The loan balances at March 31, 2006, December 31, 2005 and March 31, 2005 are net of approximately $6.6 million, $6.2 million, and $6.5 million respectively, in deferred net loan fees. The leases reported in the table above are fully financed capital leases of commercial equipment. The Company is not in the business of automobile leasing.

Included among the loans reported in the table above are tax-exempt loans to cities and special districts. These obligations are not bonded as are the municipal obligations in the securities portfolio.

Market Value Adjustment for Acquired Loans

Included in the total for loans is the market value adjustment related to the loans acquired from PCCI and FBSLO. The amount of this adjustment was $6.4 million for PCCI and $(0.1) million for FBSLO at the respective times they were acquired. The unamortized amount of the adjustments at March 31, 2006 is $3.2 million. The amounts that will be collected on these loans from the borrowers are not impacted by these adjustments. Consequently, the adjustments are amortized or accreted against interest income over the estimated lives of the loans. After amortization, the amount of the loans reported as outstanding at the time of payment should approximately equal the amount to be paid. Net amortization expense on these adjustments through the end of the first quarter of 2006 was $358,000. Estimated amortization expense for the remainder of 2006, for the next three years, and thereafter is as follows:

(dollars in thousands)	Year	Amortization Expense
Remainder of	2006	$552
	2007	$667
	2008	$573
	2009	$436
	Thereafter	$993

Impaired Loan Information

The following table discloses balance information about the impaired loans and the related allowance as of March 31, 2006, December 31, 2005 and March 31, 2005:

(dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Loans identified as impaired	$40,441	$60,476	$32,579
Impaired loans for which a valuation allowance has been established	$1,945	$1,960	$10,082
Amount of valuation allowance for impaired loans	$294	$308	$2,083
Impaired loans for which no valuation allowance has been established	$38,496	$58,516	$22,497

The following table discloses additional information about impaired loans for the three month periods ended March 31, 2006 and 2005:

(dollars in thousands)	Three-month Periods Ended March 31,
	2006	2005
Average amount of recorded investment in impaired loans for the period	$47,119	$32,574
Interest recognized during the period for impaired loans	$690	$131

The valuation allowance for impaired loans of $294,000 as of March 31, 2006 is included within the allowance for credit losses of $49.4 million in the “All Other Loans” column in the statement of changes in the allowance account as of March 31, 2006 shown below. The amounts related to tax refund anticipation loans and to all other loans are shown separately.

(dollars in thousands)	All Other Loans	Tax Refund Loans	Total
Balance, December 31, 2005	$55,598	$—	$55,598
Provision for credit losses	1,975	46,171	48,146
Credit losses charged against allowance	(10,742)	(54,045)	(64,787)
Recoveries added to allowance	2,525	13,194	15,719

Balance, March 31, 2006	$49,356	$5,320	$54,676

Balance, December 31, 2004	$53,977	$—	$53,977
Provision for credit losses	1,485	37,527	39,012
Credit losses charged against allowance	(9,720)	(33,431)	(43,151)
Recoveries added to allowance	2,048	4,107	6,155

Balance, March 31, 2005	$47,790	$8,203	$55,993

Loans secured by first trust deeds on residential and commercial property of $1.87 billion and $1.75 billion at March 31, 2006 and December 31, 2005, respectively, were pledged to the FHLB as security for borrowings.

During the first quarter of 2006, the Company originated RALs totaling $6.0 billion. As indicated in the table of loan categories above as of March 31, 2006, there remained $61.5 million outstanding after charge-offs of $54.0 million. During the first quarter of 2005, the Company originated $4.8 billion of RALs and there remained $68.5 million outstanding after charge-offs of $33.4 million.

Letters of Credit and Other Contractual Commitments

The nature of these commitments is described in Note 18 in the 2005 10-K. As of March 31, 2006 and December 31, 2005, the contractual notional amounts and the maturity of these instruments are as follows:

	As of March 31, 2006					As of December 31, 2005
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Commercial lines of credit	$304,873	$95,942	$51,072	$82,636	$534,523	$550,165
Consumer lines of credit	3,836	7,259	15,005	315,262	341,362	330,257
Standby letters of credit and financial guarantees	54,410	19,032	29,203	120	102,765	96,074

Total	$363,119	$122,233	$95,280	$398,018	$978,650	$976,496

The Company anticipates that a majority of the above commitments will not be fully drawn by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines (the Company does not make credit card loans) and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies.

The Company has established a liability for estimated credit losses on letters of credit and other credit commitments. In accordance with GAAP, this liability is not included as part of the allowance for credit loss reported on the consolidated balance sheets for outstanding loans. Instead, the liability is included in other liabilities. The expense to establish and maintain this liability is included in other expense rather than in provision for credit loss. The balance of the liability at March 31, 2006 was $1.0 million.

The following table shows the activity in this reserve account for the three-month periods ended March 31, 2006 and 2005:

	Three months ended March 31,
(dollars in thousands)	2006	2005
Beginning estimate	$1,685	$1,232
Additions and other changes	(674)	75
Funded and written-off	29	—

Ending estimate	$1,040	$1,307

6.	TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Refund Anticipation Loan Securitization

The Company established a special purpose subsidiary corporation in November 2000 named SBB&T RAL Funding Corporation (“the securitization vehicle”). During the first quarters of 2006 and 2005 the Company sold RALs through this special purpose entity into multi-seller conduits owned by other financial institutions. A multi-seller conduit is a bankruptcy-remote special purpose entity that issues commercial paper and uses the proceeds to purchase trade receivables, credit card receivables, auto and equipment leases, and other types of assets that have usually been originated by financial institutions. They are referred to as “multi-seller” because they purchase assets from more than one financial institution. The Company acted as the servicer for all such RALs during the securitization periods. By March 31, 2006 and 2005, all loans sold into the securitization earlier in the respective quarters were either repaid or charged-off, and no securitization-related balances remain during the subsequent quarters of these years. The potential existed at March 31 of each year for subsequent recoveries on loans charged-off in the securitization during the remainder of the year. The impact of these recoveries is expected to be immaterial to the financial statements. They will be recognized in subsequent quarters along with recoveries of other charged-off RALs as they are realized.

In 2006, the securitization agreement allowed the Company to sell up to $1.1 billion of loans at any one time. As loans are paid, the Company may securitize new loans. The total amount of loans securitized in 2006 was $1.5 billion. In 2005 the agreement had allowed the Company to sell up to $1.0 billion at any one time and it securitized a total of $1.5 billion. The securitization arrangements used for funding involve a “true sale” of the loans into the securitization vehicle. Under the terms of the securitization, the loans are sold for their face amount less a discount representing the Company’s retained interest in the loans. There are fees associated with the securitization that the Company is charged based on the size of the commitment to purchase and how much of the commitment is utilized. Any of the loans sold into the securitization that are not paid by the IRS are charged against the Company’s retained portion until that amount is exhausted. Losses on defaulted loans in excess of the discount would be recognized by the securitization purchasers.

Normally, the securitization of loans impacts the timing of the recognition of income. That is, income from the loans may be recognized by the seller in different periods than it would be if the loans were not sold. Typically, a gain on sale is recognized at the time of sale. This gain represents the present value of the difference between the interest rate on the loan and the lower interest rate that is paid to the securitization purchaser on the third party securities it issues. Because this difference is recognized at the time of the sale of the loans into the securitization vehicle, securitizing generally accelerates income recognition. However, in the case of the RAL securitization, because it is initiated and closed within the same quarter, and because the RALs sold would have been made and paid-off within the same fiscal quarter, there is no acceleration of income, and the timing of the amounts of income and expense are the same as they would be if the loans were not securitized. With the exception of the commitment and utilization fees charged to the Company, the only accounting impact from securitizing a portion of the RALs is to change the category on the income statement where the operating results are reported. All of the cash flows associated with the RALs sold to the Company’s securitization vehicle were reported net as a gain on sale of loans. This gain account is reported as a separate line on the statements of income as noninterest revenue. The cash flows associated with these RALs are the fee income received from the customer, the interest expense paid to fund the loans, and the credit cost for defaulted loans.

The default rate of the loans is unaffected by whether they are securitized, and in both years, defaulted loans were less than the Company’s retained interest, so the only impact of the securitization on defaulted loans is the reclassification of losses from provision expense to an offset against the gain on sale.

The accounting for the securitization is also impacted by the change in the Company’s agreements with one of the tax preparers, Jackson Hewitt Tax Services, Inc. (“JHTS”) at whose offices the loans are offered. The revenues for the JHTS loans sold into the securitization vehicle are higher in 2006 than in 2005 because they are recognized gross rather than net, but the service fees paid to JHTS are not related to specific loans and consequently are not shown as expenses of the securitization. This causes the gain on sale of RALs to be higher under the terms of the new contracts than it would have been under the terms of the previous contract though the economic benefit to the Company is the same.

The following table summarizes the components of the gain on sale of RAL loans for the three-month periods ended March 31, 2006 and 2005. All RAL securitization-related activities occur only in the first quarter of the year.

RAL GAIN ON SALE SUMMARY

	Three Months Ended March 31,
(dollars in thousands)	2006	2005
RAL fees	$60,867	$39,310
Fees paid to investor	(1,796)	(1,082)
Commitment fees paid	(1,155)	(1,250)
Credit losses	(14,753)	(10,955)

Net gain on sale of RAL loans	$43,163	$26,023

As noted above, the amount of the gain on the securitization is impacted by the change in the contract with JHTS. This does not mean that the sale was more profitable to the Company in 2006 than in 2005. The increased gain is simply a function of the amount of the revenues related to the loans sold through the securitization—the larger gain on sale is the result of less revenue being recognized as interest income, not more revenue overall.

7.	FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

In the third Quarter of 2005, the Company issued several longer-term repos totaling $125 million to other financial institutions. The terms of these borrowings are described in Note 13 of the 2005 10-K.

8.	LONG-TERM DEBT, OTHER BORROWINGS, AND CAPITAL LEASE OBLIGATION

Long-term debt and other borrowings and the capital lease obligation include the following items:

(dollars in thousands)	March 31, 2006	December 31, 2005
Long term debt and other borrowings:
Federal Home Loan Bank advances	$568,259	$587,999
Treasury Tax & Loan amounts due to Federal Reserve Bank	423	8,814
Subordinated debt issued by the Bank	121,000	121,000
Senior debt issued by the Bancorp	37,000	37,000
Subordinated debt issued by the Bancorp	39,021	39,082

Total long term debt and other borrowings	765,703	793,895
Obligation under capital lease	9,368	9,317

Total long term debt and other borrowings and obligations under capital lease	$775,071	$803,212

As of March 31, 2006, the Federal Home Loan Bank (“FHLB”) advances had the following maturities: $193 million in 1 year or less; $181 million in 1 to 3 years, and $194 million in more than 3 years. The senior debt is due in July 2006. The Company expects to refinance this note. Of the subordinated debt issued by the Bank, $36 million is due in 2011, $35 million is due in 2013, and $50 million is due in 2014. The Treasury Tax and Loan notes are due on demand.

The “Subordinated debt issued by Bancorp” was assumed in connection with the PCCI and FBSLO acquisitions. This debt is owed to the four business trust subsidiaries of Bancorp that were obtained in the acquisitions. The terms of these notes are described in Note 14 to the 2005 10-K.

The capital lease obligation is also described in Note 14 to the 2005 10-K.

9.	OTHER POSTRETIREMENT HEALTH BENEFITS

All eligible retirees may obtain health insurance coverage through the Company’s Retiree Health Plan (“the Plan”). The Plan, the liability recognized by the Company, and the periodic expense to recognize the increasing obligation are described in detail in Note 15 in the Company’s 2005 10-K.

The Medicare Prescription Drug, Improvement and Modernization Act was enacted in 2003. The periodic expense recognized by the Company for the first quarter of 2006 reflects the amount associated with the federal subsidy provided by the act. The periodic expense for the first quarter of 2005 did not reflect the amount associated with the subsidy because the Company had not been able to conclude whether the benefits provided by the Plan were actuarially equivalent to those provided by the act.

The amount of the periodic expense recognized in the three month periods ending March 31, 2006 and 2005 are disclosed in the following table.

	For the Three Month Periods Ended March 31,
(dollars in thousands)	2006	2005
Service cost	$427	$433
Interest cost	266	228
Return on assets	(167)	(137)
Recognized gains or (losses)	90	74

Total	$616	$598

10.	COMMITMENTS AND CONTINGENCIES

The following table shows the contractual lease obligations the Company is committed to pay.

	As of March 31, 2006					As of December 31, 2005
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Non-cancelable leases	$10,457	$17,248	$8,652	$11,115	$47,472	$45,975
Capital leases	344	1,167	906	24,149	26,566	26,652

Total	$10,801	$18,415	$9,558	$35,264	$74,038	$72,627

The terms of the leases are discussed in Note 18 of the 2005 10-K.

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

11.	OTHER EXPENSE

The Company contracts with electronic filers—companies that develop tax preparation software for tax preparers and individuals and that transmit tax returns to the IRS—individual tax preparers, and companies that franchise tax preparation services. Generally, the fee collected for RAL and RT products is split with these contractors to compensate them for the services they provide to the Company. These services include most of the customer contact, assistance with filling out loan or transfer applications, etc. Among these contractors is Jackson Hewitt Tax Services, Inc. (“JHTS”). The Company has contracted with JHTS and its predecessors for seven years.

In 2006, the Company and JHTS entered into two new contracts. Among other changes, the contracts provide for a change in the method by which JHTS is compensated for the services it provides to the Company. The fee-splitting arrangement provided for in the earlier contracts is eliminated, and, under the revised contracts, JHTS is compensated for the services it provides through fixed fees for program and technology services.

This change in the method of payment has had little net impact on operating results as the amount of the fixed fees is approximately equal to what would have been paid under the prior contract. While the “economics” are virtually the same under the new contracts as under the old, the presentation is different. Under the previous contract, the fees were recognized net of the amount of the fee split with JHTS. Under the new contracts, the whole amount of the revenue from the RALs and RTs is recognized by the Company and the program and technology service fees are shown as expenses. The impacts of this change are apparent in the increase in RAL and RT income, the increase in the gain on sale of RALs into the securitization vehicle as disclosed in Note 6, the increase in provision expense for RALs, and in the new expense category included on the Company’s consolidated statement of income for 2006 reporting an expense of $52.0 million.

12.	SEGMENT DISCLOSURE

The following table presents information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the chief operating decision maker.

Information regarding how the Company determines its segments and how profit or loss is measured is provided in Note 25, “Segment Reporting,” to the Consolidated Financial Statements included in the Company’s 2005 10-K.

The following tables disclose segment performance for the three month periods ended March 31, 2006 and 2005.

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three months ended March 31, 2006
Revenues from external customers	$58,026	$35,369	$202,838	$4,562	$21,738	$322,533
Intersegment revenues	41,925	—	8,529	326	10,695	61,474

Total revenues	$99,951	$35,369	$211,367	$4,888	$32,433	$384,007

Profit (Loss)	$40,442	$18,616	$87,520	$2,925	$(40,082)	$109,420
Interest income	49,948	34,794	113,475	—	20,425	218,642
Interest expense	19,635	—	5,576	313	16,429	41,953
Internal charge for funds	22,581	14,658	5,579	—	18,655	61,474
Depreciation	1,337	28	195	14	1,493	3,067
Total assets	2,693,477	1,843,809	59,017	1,449	2,372,384	6,970,136
Capital expenditures	—	—	—	—	2,860	2,860

	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three months ended March 31, 2005
Revenues from external customers	$44,512	$27,611	$113,842	$4,394	$21,657	$212,016
Intersegment revenues	31,218	—	5,627	417	11,301	48,563

Total revenues	$75,730	$27,611	$119,469	$4,811	$32,958	$260,579

Profit (Loss)	$33,313	$15,603	$68,244	$3,110	$(23,656)	$96,613
Interest income	36,618	27,146	62,375	—	20,719	146,858
Interest expense	10,180	—	1,884	226	10,593	22,883
Internal charge for funds	17,869	10,149	2,855	3	17,688	48,563
Depreciation	1,184	34	192	16	1,304	2,730
Total assets	2,139,196	1,728,464	416,115	10,768	1,887,284	6,181,827
Capital expenditures	—	—	—	—	5,834	5,834

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the consolidated statements of income for the three month periods ended March 31, 2006 and 2005.

(dollars in thousands)	Three months ended March 31,
	2006	2005
Total revenues for reportable segments	$384,007	$260,579
Elimination of intersegment revenues	(61,474)	(48,563)
Elimination of taxable equivalent adjustment	(1,551)	(1,592)

Total consolidated revenues	$320,982	$210,424

Total profit or loss for reportable segments	$109,420	$96,613
Elimination of taxable equivalent adjustment	(1,551)	(1,592)

Income before income taxes	$107,869	$95,021

The recognition of interest income and interest expense, the funds transfer pricing that credits or charges segments for the funds they provide or use, the allocation of provision expense, and the treatment of fixed assets and depreciation expense are all described in Note 25 to the 2005 10-K.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GAAP AND NON-GAAP MEASURES

Amounts and Ratios Exclusive of the Tax Refund Programs

In various sections of this discussion and analysis, attention is called to the significant impacts on the Company’s balance sheet and year to date income statement caused by its tax refund anticipation loans (“RAL”) and refund transfer (“RT”) programs. Because they relate to the filing of individual tax returns, the activities of these programs occur primarily during the first and second quarters of each year. The results of operations and actions taken by the Company to manage these programs are discussed in the section below titled “Tax Refund Anticipation Loan and Refund Transfer Programs.” Included in the discussion is a summary statement of the results of operations for the programs. These programs comprise one of the Company’s operating segments for purposes of segment reporting in Note 11, “Segment Disclosure,” to the Consolidated Financial Statements. As such, Management believes that separately reporting operating results for the programs is consistent with accounting principles generally accepted in the United States of America (“GAAP”).

Management computes a number of amounts and ratios exclusive of the balances and operating results of these programs for two reasons. First, because there are only two other financial institutions with nationwide refund programs of similar size to those of the Company, excluding the balances and results of operations for these programs allows Management to compare the results of the Company’s traditional banking operations with the results of other financial institutions. Second, because of the high degree of seasonality in these programs, a disproportionate amount of earnings occurs in the first quarter of each year. The Company currently expects approximately 55-60% of its 2006 net income to have been earned in the first quarter. Computing results of operations without these programs allows Management to better identify quarter-to-quarter trends in performance of the traditional banking operations which would be masked by RAL/RT results in the consolidated figures.

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

In addition to the non-GAAP measures computed related to the Company’s balances and results exclusive of its RAL and RT programs, this discussion contains other financial information determined by methods other than in accordance with GAAP. Management uses these non-GAAP measures in its analysis of the business and its performance. Specifically, net interest income, net interest margin and operating efficiency in this discussion are calculated on a fully tax-equivalent basis (“FTE”).

The use of FTE measurement is a common practice in banking and Management believes that the measures calculated on an FTE basis provide a useful picture of net interest income, net interest margin and operating efficiency for comparative purposes. Net interest income and net interest margin on an FTE basis is determined by adjusting net interest income to reflect tax-exempt interest income on an equivalent before-tax basis. The efficiency ratio also uses net interest income on an FTE basis. The FTE calculation is explained in Note D and reconciliations of amounts with and without the FTE adjustment are found in Table 23 in Note A. Net interest income as reported on the Company’s Consolidated Income Statement in Item 1 of this Quarterly Report on Form 10-Q is not reported on an FTE basis.

SUMMARY RESULTS

Pacific Capital Bancorp and its wholly owned subsidiaries (together referred to as the “Company”) earned $67.4 million for the quarter ended March 31, 2006, compared to $59.4 million in the first quarter last year, an increase of $8.0 million or 13.7%. Diluted earnings per share for the first quarter of 2006 were $1.43 compared to $1.29 earned in the first quarter of 2005.

As is the case each year, the results for the first quarter of 2006 are significantly impacted by the Company’s tax refund anticipation loan and refund transfer programs (RAL/RT), which are highly seasonal. The RAL/RT program earned $49.0 million in the first quarter of 2006 or 72.7% of consolidated net income. In the first quarter of 2006 the Company entered into new contracts with Jackson Hewitt whereby the Company pays fixed marketing and technology services payments to Jackson Hewitt each year rather than sharing the transaction fee on each RAL and RT. As a result, the Company’s income statement differs significantly from prior years. Most notably, total interest and fee income are significantly higher due to the receipt of the entire fee on all transactions originated by Jackson Hewitt, and other expense is significantly higher due to the fixed marketing and technology services payments. These impacts and the changes in reporting are discussed in the section below titled “Tax Refund Anticipation Loan and Refund Transfer Programs.”

The Company’s RAL/RT programs generated $84.6 million in pre-tax income during the first quarter of 2006, an increase of 29.3% over the $65.5 million in pre-tax income generated during the same period of 2005. Total volume for these programs was 5.9 million transactions during the first quarter, an increase of 16.7% over the 5.1 million transactions processed in the first quarter of 2005. As discussed in Note 11 and in the section below titled “Tax Refund Anticipation Loan and Refund Programs”, there were changes in the Company’s agreement with Jackson Hewitt Tax Services, Inc. that caused substantial changes in the reporting of income and expense.

During the first quarter, total interest income was $217.1 million, compared with $145.3 million in the same quarter of 2005. Excluding RAL’s total interest income was $103.6 million which compares to $82.9 million in the first quarter of 2005. The increase in total interest income, excluding RAL’s, was primarily attributable to organic growth in the loan portfolio, the acquisition of First Bank of San Luis Obispo (FBSLO), and to higher yields on loans.

Total interest expense for the first quarter of 2006 was $42.0 million, compared with $22.9 million for the first quarter of 2005. Excluding RALs, total interest expense was $36.4 million in the first quarter of 2006, compared with $21.0 million in the same quarter of 2005. The increase in total interest expense excluding RALs resulted from the deposits and borrowings acquired with FBSLO, the organic growth in deposits over the past year, higher borrowings incurred to support loan growth, and higher rates paid on deposits and borrowings.

Net interest income for the first quarter of 2006 was $175.1 million, compared with $122.4 million in the same quarter of 2005. Excluding RALs, net interest income for the first quarter of 2006 was $67.2 million, an increase of 8.6% over $61.9 million in the same quarter of 2005.

Average interest earning assets for the first quarter of 2006 increased by $668.0 million, or 11%, over the same period in 2005. This was comprised of an increase in average loans of $808.0 million, or 17%, offset by a decrease in securities and money market instruments of $141.0 million, or 10%. The acquisition of FBSLO added $217 million in loans and $52.5 million in securities in the third quarter of 2005.

Average interest-bearing liabilities increased by $892.8 million, or 19%, for the first quarter of 2006 compared to the same period in 2005. This was comprised of an increase in average interest-bearing deposits of $496.4 million, or 14%, as well as an increase in average borrowed funds of $396.4 million, or 36%. The acquisition of FBSLO added $254 million in deposits and $19.3 million in borrowings.

Provision for credit losses expense for loans other than RALs increased from $1.5 million in the first quarter of 2005 to $2.0 million in the first quarter of 2006. Provision expense for RALs of $46.2 million was recorded in the first quarter of 2006 compared to $37.5 million for the first quarter of 2005. The provision expense for non-RAL loans for both quarters was impacted by several factors as explained in the discussion of credit quality below. The provision expense for RALs is discussed in the section below titled “Tax Refund Anticipation Loan and Refund Transfer Programs.”

Exclusive of RAL/RT, noninterest revenue increased $0.8 million, or 6.1% in the first quarter of 2006 over the same quarter of 2005. Operating expense increased by $11.9 million, or 26.8% during the first quarter of 2006 compared to the same quarter of 2005. With the exception of the changes related to the refund loan and transfer programs, an explanation of these changes is presented later in this discussion in the sections below titled “Noninterest Revenue” and “Operating Expense,” respectively. The reasons for the changes in refund transfer fees and the net gains on sale of tax refund loans are discussed in “Tax Refund Anticipation Loan and Refund Transfer Programs.”

TABLE 1—PERFORMANCE RATIOS (Note B)

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Consolidated	Excluding RALs/RTs	Consolidated	Excluding RALs/RTs
Return on average assets	3.78%	1.14%	3.69%	1.56%
Return on average equity	48.54%	16.13%	50.78%	25.39%
Operating efficiency	43.87%	67.97%	28.27%	57.64%
Net interest margin	10.54%	4.48%	8.20%	4.67%

In 2006, the Company’s return on average assets (“ROA”) for the first quarter was 3.78%, compared to 3.69% for the same quarter of 2005, and the return on average equity (“ROE”) was 48.54%, compared to 50.78%. The operating efficiency ratio, which is computed as operating expenses divided by the sum of tax equivalent net interest income and non interest revenue, increased to 43.87% for the first quarter of 2006 from 28.27% for the same quarter in 2005.

These annualized ratios are significantly impacted by the highly seasonal tax refund programs. In the first quarter, the consolidated return on assets and return on equity ratios are significantly higher than the ratios exclusive of RAL/RT results. In subsequent quarters, the impact is much less as expenses are recognized for the RAL/RT program throughout the year while revenues are generally recognized only in the first and second quarters.

Exclusive of the impact of RAL/RT programs in both periods, the ROA was 1.14% for the first quarter of 2006, compared to 1.56% for the same period in 2005; ROE was 16.13% for the first quarter of 2006 compared with 25.39% for the same period of 2005; and the operating efficiency ratio increased from 57.64% in the first quarter of 2005 to 67.97% in the same quarter of 2006. The increase is driven by equipment depreciation and software amortization from the implementation of the enterprise-wide loan, deposit and general ledger accounting systems, the installation of a new customer relationship management system and improvements to the Company’s risk management infrastructure. Net interest margin was 4.48% and 4.67% in first quarter 2006 and first quarter 2005, respectively. The decrease is due to lower interest income earned on securities and higher interest expense for interest-bearing deposits and wholesale funding. This competitive pressure is expected to remain for the next few quarters.

BUSINESS

The Company is a bank holding company. All references to “the Company” apply to Pacific Capital Bancorp and its subsidiaries on a consolidated basis. The Company’s business and structure is discussed in Item 1 “Business” of the 2005 10-K and in Note 1 of this quarterly report.

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including this discussion and analysis, contains forward-looking statements with respect to the financial condition, results of operation and business of the Company that are based on Management’s beliefs as well as assumptions made by and information currently available to the Company’s management. These include, but are not limited to statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the trend and intensity of changes in interest rates, and the operating characteristics of the Company’s income tax refund programs. The subjects of these forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control. Such statements are intended to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and this statement is being included for the purpose of invoking these safe-harbor provisions. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in the State of California; (4) reduced demand for or earnings derived from the Company’s income tax refund loan and refund transfer programs; (5) legislative or regulatory changes or litigation adversely affecting the business in which the Company engages; (6) the occurrence of future events such as the terrorist acts of September 11, 2001 or consequences of U.S. military involvement in the Middle East; (7) difficulties integrating acquired operations; (8)

implementation risk relating to a new computer system mentioned in the section titled “Operating Expense”; and (9) other risks detailed in the 2005 10-K. Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

CRITICAL ACCOUNTING POLICIES

A number of critical accounting policies are used in the preparation of the Company’s Consolidated Financial Statements. These relate to areas in which balances or results of operations are significantly dependent on estimates and judgments made by Management. These include (1) the collectibility of loans and the allowance for credit loss, (2) realization of the benefit of the deferred tax asset, (3) actuarial estimates used in the Retiree Health Plan described in Note 9, (4) prepayment assumptions used in determining the amortization of premium and discount for securities, and (5) estimates of fair value for certain accounts. Significant accounts for which estimates of fair value are required include available-for-sale securities, assets and liabilities acquired in business combinations, goodwill and other intangibles, other real estate owned and impaired loans. These critical accounting policies are discussed in the MD&A of the 2005 10-K, with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

NEW ACCOUNTING PRONOUNCEMENTS

The Company’s financial results have been or will be impacted by several accounting pronouncements, issued over the last two years. These pronouncements and the nature of their impact are discussed in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

RISKS FROM CURRENT EVENTS

No material changes since the filing of 2005 10-K.

GROWTH TRENDS IN ASSETS AND DEPOSITS

The chart below shows the growth in average total assets and deposits since 2000. Annual averages are shown for 2000, 2001 and 2002, and quarterly averages are shown for 2003, 2004, 2005, and 2006. Because significant but unusual cash flows sometimes occur at the end of a quarter and at year-end, the overall trend in the Company’s growth is better shown by the use of average balances for the periods.

CHART 1—GROWTH IN AVERAGE ASSETS AND DEPOSITS

(dollars in millions)

Deposit balances also have been included in the chart because an important factor in the profitability of the Company is the portion of assets that are funded by deposits. The interest rate paid on deposit accounts is generally less than the rate paid on nondeposit sources of funding.

There are three primary reasons for the overall growth trend shown above for the Company. The first is the acquisition of other financial institutions. The acquisition of PCCI in March 2004 added $652 million in assets and $291 million in deposits. The acquisition of FBSLO in August 2005 added $298 million in assets and $254 million in deposits.

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

Period-to-period Comparison of the Components of Net Interest Income and Net Interest Margin

Table 2 shows the average balances of the major categories of earning assets and liabilities for the three-month periods ended March 31, 2006 and 2005 together with the related interest income and expense. Table 3, an analysis of volume and rate variances, explains how much of the differences in interest income or expense for the three month periods ended March 31, 2006 compared to the corresponding period of 2005 is due to changes in the balances (volume) and how much is due to changes in rates.

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

The loans sold into the RAL securitization described in Note 6 and the revenues and interest expense associated with them are not included in Tables 2 and 3.

TABLE 2—AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES (1)

(dollars in thousands)	Three months ended March 31, 2006			Three months ended March 31, 2005
	Balance	Income	Rate (4)	Balance	Income	Rate (4)
Assets:
Money market instruments:
Federal funds sold	$11,314	$126	4.52%	$38,950	$250	2.60%

Total money market instruments	11,314	126	4.52%	38,950	250	2.60%

Securities: (2)
Taxable	1,147,434	11,835	4.18%	1,282,010	13,400	4.24%
Non-taxable	209,608	4,237	8.09%	187,811	4,066	8.66%

Total securities	1,357,042	16,072	4.78%	1,469,821	17,466	4.80%

Loans: (3)
Commercial (including leasing)	1,220,424	25,189	8.37%	1,024,977	18,465	7.31%
Real estate-multi family & nonresidential	1,808,220	32,866	7.27%	1,609,577	25,847	6.42%
Real estate-residential 1-4 family	1,147,242	16,271	5.67%	925,719	12,841	5.55%
Consumer	1,251,588	128,100	41.51%	1,059,543	71,974	27.55%
Other	3,400	18	2.15%	2,584	15	2.35%

Total loans	5,430,874	202,444	15.07%	4,622,400	129,142	11.28%

Total earning assets	6,799,230	218,642	13.04%	6,131,171	146,858	9.71%

FAS 115 Market Value Adjustment	1,608			13,592
Non-earning assets	435,603			388,089

Total assets	$7,236,441			$6,532,852

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,293,446	10,001	1.77%	$1,983,510	4,145	0.85%
Time certificates of deposit	1,748,645	15,527	3.60%	1,562,145	9,595	2.49%

Total interest-bearing deposits	4,042,091	25,528	2.56%	3,545,655	13,740	1.57%

Borrowed funds:
Repos and Federal funds purchased	470,775	5,165	4.45%	216,715	1,401	2.62%
Other borrowings	1,025,610	11,260	4.45%	883,300	7,742	3.55%

Total borrowed funds	1,496,385	16,425	4.45%	1,100,015	9,143	3.37%

Total interest-bearing liabilities	5,538,476	41,953	3.07%	4,645,670	22,883	2.00%

Noninterest-bearing demand deposits	1,398,904			1,341,535
Other liabilities	(263,763)			71,225
Shareholders’ equity	562,824			474,422

Total liabilities and shareholders’ equity	$7,236,441			$6,532,852

Interest income/earning assets			13.04%			9.71%
Interest expense/earning assets			2.50%			1.51%

Tax equivalent net interest income/margin		176,689	10.54%		123,975	8.20%
Provision for credit losses charged to operations/earning assets		48,146	2.87%		39,012	2.58%

Net interest margin after provision for credit losses on tax equivalent basis		128,543	7.67%		84,963	5.62%
Less: tax equivalent income included in interest income from non-taxable securities and loans		1,551	0.10%		1,592	0.11%

Net interest income after provision for credit loss		$126,992	7.57%		$83,371	5.51%

Loans other than RALs	$4,905,500	$89,501	7.40%	$4,093,867	$67,171	6.65%
Consumer loans other than RALs	$726,214	$15,157	8.46%	$531,010	$10,003	7.64%

(1)	Income amounts are presented on a fully taxable equivalent (FTE) basis. (See Note D)

(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value which are included in other assets.

(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(4)	Annualized.

TABLE 3—RATE/VOLUME ANALYSIS (1) (2)

(dollars in thousands)	Three months ended March 31, 2006 vs. March 31, 2005
	Change in Average Balance	Change in		Volume
		Income/ Expense	Rate
Increase (decrease) in:
Assets:
Money market instruments:
Federal funds sold	$(27,636)	$(124)	$117	$(241)

Total money market investment	(27,636)	(124)	117	(241)

Securities:
Taxable	(134,576)	(1,565)	(186)	(1,379)
Non-taxable	21,797	171	(275)	446

Total securities	(112,779)	(1,394)	(461)	(933)

Loans:
Commercial (including leasing)	195,447	6,724	2,904	3,820
Real estate-multi family & nonresidential	198,643	7,019	3,632	3,387
Real estate-residential 1-4 family	221,253	3,430	284	3,146
Consumer loans	192,045	56,126	41,339	14,787
Other loans	816	3	(1)	4

Total loans	808,474	73,302	48,158	25,144

Total earning assets	$668,059	71,784	47,814	23,970

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$309,936	5,856	5,117	739
Time certificates of deposit	186,500	5,932	4,679	1,253

Total interest-bearing deposits	496,436	11,788	9,796	1,992

Borrowed funds:
Repos and Federal funds purchased	254,060	3,764	1,406	2,358
Other borrowings	142,310	3,518	2,151	1,367

Total borrowed funds	396,370	7,282	3,557	3,725

Total interest-bearing liabilities	$892,806	19,070	13,353	5,717

Tax equivalent net interest income		$52,714	$34,461	$18,253

Loans other than RALs	$811,633	$22,330	$8,097	$14,233
Consumer loans other than RALs	$195,204	$5,154	$1,165	$3,989

(1)	Income amounts are presented on a fully taxable equivalent basis.

(2)	The change not solely due to volume or rate has been prorated into rate and volume components. The proration is done based on the relative amounts of the rate and volume variances prior to the proration.

As noted at the start of this discussion, the RAL and RT programs have a significant impact on the Company’s operating results. This is most pronounced during the first quarter. The following table shows the net interest margin for the last five quarters, with and without RALs both to show the impact of the RAL program and the underlying trend for the rest of the Company.

	Net Interest Margin Consolidated	Net Interest Margin Exclusive of RALs	Average FOMC Target Federal Funds Rate
First Quarter, 2005	8.20%	4.67%	2.44%
Second Quarter, 2005	4.50%	4.41%	2.91%
Third Quarter, 2005	4.33%	4.39%	3.42%
Fourth Quarter, 2005	4.42%	4.43%	3.96%
First Quarter, 2006	10.54%	4.48%	4.42%

As shown in the table above, the Federal Reserve Bank’s (“FRB”) target Federal funds rate that averaged 2.44% in the first quarter of 2005 averaged 4.42% in the first quarter of 2006 as the Federal Open Market Committee (“FOMC”) has progressively raised short term rates over the last 12 months. Despite this increase in overnight rates, mid-term rates have risen much less than short-term rates and longer-term rates have generally increased only slightly since March 31, 2005. This has caused the interest rate yield curve to flatten significantly (See Note E), and has meant that when many of the Company’s assets reprice, the new interest rates at which they reprice are not much higher. Because deposit terms are generally shorter than loans, deposit rates have been increasing with increases in short-term market rates.

Some changes in the net interest margin are directly related to changes in market rates. These include the origination or renewal of loans and deposits in the new interest rate environment. Other changes occur, but are less direct. Examples of these include:

1.	Changes in home mortgage rates will generally impact the rate at which homeowners prepay their mortgages and refinance. This impacts earnings from both the loan portfolio and the securities portfolio, because prepayments provide the opportunity or burden of reinvesting the proceeds at the current market rate. When rates are high or rising and the Company would benefit from such reinvestment, prepayments are likely to be slowing. When the rates are lower or falling and the Company would prefer to have loans and securities continue to pay the higher rate at which they were issued or purchased, prepayment rates are likely to increase. Earnings from the securities portfolio are also impacted because most mortgage backed securities are purchased at a premium to their par value. The premium is amortized against interest income from the securities over the expected life of the loans underlying the securities. Higher prepayment rates negatively impact earnings because the expected average life of the loans is shortened, increasing the rate of amortization.

2.	A change in asset or liability mix due to a higher growth rate in one category compared to another. For example, generally loans have a shorter maturity than securities or provide for a periodic reset to current market rates. To the extent that loans become a larger proportion of the Company’s assets, earnings are more sensitive to changes in interest rates.

Measuring Interest Rate Sensitivity

The process and complexities of measuring the Company’s sensitivity to changes in interest rates are discussed in the section titled “Interest Rate Risk” in the MD&A of the 2005 10-K.

The results reported below for the Company’s March 31, 2006, December 31, 2005 and March 31, 2005 balances indicate that the Company’s net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes, and that changes from these shocks are relatively minimal. The Company has a slightly asset-sensitive interest rate risk position. The change in its interest rate position from December 31, 2005 to March 31, 2006 is minimal.

TABLE 4—RATE SENSITIVITY (Note G)

	Shocked by -2%	Shocked by +2%
As of March 31, 2006
Net interest income	(4.20%)	+0.34%
Net economic value	(5.63%)	(8.93%)
As of December 31, 2005
Net interest income	(4.44%)	+1.64%
Net economic value	(9.42%)	(6.85%)
As of March 31, 2005
Net interest income	(6.38%)	+2.18%
Net economic value	(2.43%)	(7.08%)

The interpretation of the differences in position quarter to quarter, including (1) the impact of the repricing opportunities shown in Table 5, (2) optionality, (3) nonparallel responses of various financial instruments to changes in interest rates, and (4) the Company’s exposure to the various types of interest rate risk and how it addresses these risks, are all discussed in more detail in that same section of the 2005 10-K.

TABLE 5— GAP TABLE

The following table shows the Company’s assets and liabilities sorted into reprice/maturity ranges. It summarizes the time periods in which maturities and or repricing opportunities occur for the major categories of assets and liabilities.

(dollars in thousands)	Immediate or one day	2 days to 6 months	6 months to 12 months	1 year to 3 years	3 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total
As of March 31, 2006
Assets:
Cash and due from banks	—	—	—	—	—	—	—	163,176	163,176
Federal funds sold	—	—	—	—	—	—	—	—	—
Securities	—	196,923	125,747	530,306	240,042	325,876	1,418,894	(80,413)	1,338,481
Loans	1,246,179	1,283,033	586,052	1,373,138	392,325	97,112	4,977,839	—	4,977,839
Allowance for loan and lease losses	—	—	—	—	—	—	—	(54,676)	(54,676)
Other assets	—	—	—	—	—	—	—	545,316	545,316

Total assets	1,246,179	1,479,956	711,799	1,903,444	632,367	422,988	6,396,733	573,403	6,970,136

Liabilities and Equity:
Deposits	—	3,458,093	439,066	270,626	70,238	381	4,238,404	985,536	5,223,940
Borrowings	117,866	314,952	93,657	263,614	120,198	123,059	1,033,346	9,590	1,042,936
Other liabilities	—	—	—	—	—	—	—	103,451	103,451
Shareholders’ equity	—	—	—	—	—	—	—	599,809	599,809

Total liabilities and equity	117,866	3,773,045	532,723	534,240	190,436	123,440	5,271,750	1,698,386	6,970,136

Gap	1,128,313	(2,293,089)	179,076	1,369,204	441,931	299,548	1,124,983	(1,124,983)
Cumulative gap	1,128,313	(1,164,776)	(985,700)	383,504	825,435	1,124,983	1,124,983	—
Cumulative gap/total assets	16.19%	-16.71%	-14.14%	5.50%	11.84%	16.14%	16.14%	0.00%
As of December 31, 2005
Gap	1,055,213	(2,069,392)	115,290	1,319,882	368,575	258,638	1,048,206	(1,048,206)
Cumulative gap	1,055,213	(1,014,179)	(898,889)	420,993	789,568	1,048,206	1,048,206	—
Cumulative gap/total assets	15.35%	-14.75%	-13.07%	6.12%	11.48%	15.24%	15.24%	0.00%

Notes: Securities are listed by their maturity or any repricing prior to maturity. Transaction deposits are shown as non-rate sensitive.

DEPOSITS AND RELATED INTEREST EXPENSE

While occasionally there may be slight decreases in average deposits from one quarter to the next, the overall trend is one of growth as shown in Chart 1. As noted in the discussion accompanying that chart, there is a significant increase in average deposits during the first quarter of each year related to the tax refund programs. These deposits include uncleared checks issued in connection with RAL and RT transactions (Note C) and brokered certificates of deposit (“CDs”) used to fund the tax refund loans. Generally the brokered CDs used to fund the RAL program have a term of only one month.

The table below shows the major categories of deposits as of March 31, 2006 and 2005 and as of December 31, 2005.

TABLE 6—CATEGORIES OF DEPOSITS

(dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Noninterest-bearing deposits	$1,161,005	$1,061,711	$1,069,499
Interest bearing deposits:
NOW accounts	1,363,548	1,074,368	887,559
Money market deposit accounts	657,617	807,762	688,689
Other savings deposits	343,198	363,801	396,115
Time certificates of $100,000 or more	1,181,186	1,201,923	1,016,415
Other time deposits	517,386	508,301	499,739

Total deposits	$5,223,940	$5,017,866	$4,558,016

The table below shows the interest expense for the major categories of deposits for the three-month periods ended March 31, 2006 and 2005.

TABLE 7—INTEREST EXPENSE FOR CATEGORIES OF DEPOSITS

	Interest Expense for the Three-Month Periods Ended March 31,
(dollars in thousands)	2006	2005
NOW accounts	$4,521	$1,569
Money market deposit accounts	4,534	1,745
Other savings deposits	946	831
Time certificates of $100,000 or more	11,230	6,852
Other time deposits	4,297	2,743

Total interest on deposits	$25,528	$13,740

LOANS AND RELATED INTEREST INCOME

The table in Note 5, “Loans and the Allowance for Credit Losses,” to the Consolidated Financial Statements shows the balances by loan type for March 31, 2006, December 31, 2005, and March 31, 2005. The end-of-period loan balances as of March 31, 2006 have increased by $81 million compared to December 31, 2005 and increased by $759 million compared to March 31, 2005. $217 million in loans were added during the third quarter of 2005 from the acquisition of FBSLO. The increases were fairly well distributed across most categories.

In the table in Note 5, the amount for consumer loans at December 31, 2005 includes $58 million in short term holiday loans that paid off during the first quarter of 2006. These loans account for some of the increase in consumer loans between March 31, 2005 and December 31, 2005 as well as the decrease during the first quarter of 2006.

Within the average balance of consumer loans in Table 2 are some of the tax refund loans. About 95%-98% or more of tax refund loans are made in the first quarter of each year with the remainder in the second quarter. Tax refund loans that were sold into the securitization and the fees charged on those loans during the first quarter are excluded from Table 2. The average balances for these loans included in Table 2 are shown in Table 20.

Average yield for loans for the three-month period ended March 31, 2006 was 7.28%, and for the three-month period ended March 31, 2005 was 11.13%. These average yields are impacted by the RAL loans included in Table 2 among the consumer loans. Exclusive of RALs, loan yields were 7.27% and 6.55% for March 31, 2006 and 2005, respectively.

There have been eight 25 basis point rate increases by the FOMC since the first quarter of 2005. The change in loan yields has not increased by that amount because average loan rates lag the changes in market interest rates. Only loans that are originated or are contractually repriced during the quarter show the impact of the FOMC increases or increases in other indices. Most consumer and many business loans have fixed rates until maturity or for some portion of their term. Also, as mentioned above, intermediate and longer term rates have not risen over this period of time and a substantial portion of the Company’s loans (as indicated in Table 5) are priced by reference to those rates.

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

CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES

The Allowance for Credit Losses represents Management’s estimate of the probable losses in the loan and lease portfolios. The Company is required by regulation, generally accepted accounting principles, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the portfolio of loans and leases, including those not yet identified. The methodology used to determine the adequacy of the allowance for credit loss is discussed in detail in Note 1, “Summary of Significant Accounting Policies,” to the 2005 10-K. This methodology involves estimating the amount of credit loss inherent in each of the loan and lease portfolios by taking into account such factors as historical charge-off rates, economic conditions, and concentrations by industry, geography, and collateral type. In addition, generally accepted accounting principles require the establishment of a valuation allowance for impaired loans as described in Note 5, “Loans and the Allowance for Credit Losses,” to the Consolidated Financial Statements.

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

Quarter-by-Quarter Trends

The table below shows total potential problem loans and nonperforming loans as of each of the last five quarters. Also included in the table are the net charge-offs, allowance, and provision expense. The top half of the table discloses the figures for all loans. All RALs outstanding as of June 30, 2005 and September 30, 2005 are included in the balances of potential problem loans as of those dates. None of the RALs outstanding as of March 31, 2005 and 2006 are regarded as potential problem loans and there are no RALs outstanding as of December 31, 2005. The bottom half of the table discloses the figures for loans other than RALs. This disclosure is provided because in relating the credit quality statistics disclosed in Table 9 to the economy, the impact of RALs tends to obscure the trends of other loans, as the seasonal patterns of this program are unrelated to the economic cycle. The discussion of the trends that follows Table 8 addresses the second half of the table, the portion that excludes RALs. Because the factors impacting the credit quality issues for the RAL program are unique to that program, they are discussed separately in the section below titled “Tax Refund Anticipation Loan and Refund Transfer Programs.”

TABLE 8—POTENTIAL PROBLEM AND NONPERFORMING LOANS, NET CHARGE-OFFS, ALLOWANCE, AND PROVISION

(dollars in thousands)	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
Including RAL:
Potential problem loans	$87,946	$132,592	$140,338	$117,917	$86,384	$90,785
Nonperforming loans	$14,932	$17,817	$19,867	$21,199	$25,043	$22,521
Net charge-offs	$49,068	$1,217	$2,193	$13,529	$36,996	$(1,063)
Allowance for credit losses	$54,676	$55,598	$51,822	$50,365	$55,993	$53,977
Provision expense for loans	$48,146	$4,993	$1,967	$7,901	$39,012	$904
Exclusive of RAL:
Potential problem loans	$87,946	$132,592	$138,507	$110,426	$86,384	$90,785
Nonperforming loans	$14,932	$17,817	$19,867	$21,199	$25,043	$22,521
Net charge-offs	$8,217	$3,185	$2,193	$2,675	$7,672	$(866)
Allowance for credit losses	$49,356	$55,598	$51,358	$49,901	$47,790	$53,977
Provision expense for loans	$1,975	$7,425	$1,967	$4,786	$1,485	$1,390

Potential problem loans, exclusive of the RALs noted above, decreased by $44.7 million during the first quarter of 2006. This decrease is not concentrated in any industry, geography, or loan type and represents a lower than normal credit quality level for the Company than has been present for the last two quarters shown in this table. Specifically, potential problem loans at March 31, 2006 represented 1.79% of total loans, compared to 2.71% and 2.08% as of December 31, 2005 and March 31, 2005, respectively. This decrease in potential problem loans accounts for the decrease in impaired loans reported in Note 5.

As of March 31, 2006, nonperforming loans represented 0.30% of total loans, exclusive of RALs. This amount is regarded by Management as a “normal” or expected amount given the favorable current economic environment.

Net charge-offs are discussed below in the section titled “Charge-Offs.”

Table 9 shows the amounts of nonperforming loans and nonperforming assets for the Company at the end of the first quarter of 2006 and at the end of the previous four quarters. A set of standard credit quality ratios for the Company and its peers is also provided. Nonperforming assets include nonperforming loans and foreclosed collateral (generally real estate). There is no standard industry definition for “potential problem loans” so while the Company’s totals for the last five quarters are shown in Table 8, peer comparisons are not available for the ratio of allowance for credit losses to potential problem loans and nonperforming loans.

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

Shown in Table 9, for both the Company and its peers, are the coverage ratio of the allowance to total loans and the ratio of nonperforming loans to total loans. While the Company does not determine its allowance for credit loss by attempting to achieve particular target ratios, the Company nonetheless computes its ratios and compares them with peer ratios as a check on its methodology for determining the adequacy of the allowance. Also shown for comparative purposes are the Company and peer ratios of nonperforming loans to total loans and nonperforming assets to total assets.

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

Nonperforming Loans

The ratios of allowance for credit losses to total loans and to nonperforming loans are common ratios reported for banks. Comparing the Company’s ratios for prior quarters with those of its peers indicates that, in general, and exclusive of RALs, the Company’s allowance is slightly lower as a percentage of total loans than its peers, but slightly higher as a percentage of nonperforming loans. This occurs because the Company’s ratio of nonperforming loans to total loans is less than that ratio for its peers. While allowance to nonperforming loans is a common statistic used in comparing banks’ asset quality profile, it is important to keep in mind that the allowance is not provided just for nonperforming loans and that some nonperforming loans do not require an allowance. Approximately $4.8 million of the $14.9 million in nonperforming loans is comprised of one specific relationship. The next largest nonperforming loan has an outstanding balance of $1.1 million.

TABLE 9—ASSET QUALITY

(dollars in thousands)	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
COMPANY AMOUNTS:
Loans delinquent 90 days or more	$390	$1,227	$3,152	$3,647	$1,059
Nonaccrual loans	14,542	16,590	16,715	17,552	23,984

Total nonperforming loans	14,932	17,817	19,867	21,199	25,043
Foreclosed collateral	2,910	2,910	3,157	2,910	2,910

Total nonperforming assets	$17,842	$20,727	$23,024	$24,109	$27,953

Allowance for credit losses other than RALs	$49,356	$55,598	$51,358	$49,901	$47,790
Allowance for RALs	5,320	—	464	464	8,203

Total allowance	$54,676	$55,598	$51,822	$50,365	$55,993

COMPANY RATIOS (Including RALs):
Coverage ratio of allowance for credit losses to total loans	1.10%	1.14%	1.12%	1.18%	1.33%
Coverage ratio of allowance for credit losses to nonperforming loans	366%	312%	261%	238%	224%
Ratio of nonperforming loans to total loans	0.30%	0.36%	0.43%	0.50%	0.59%
Ratio of nonperforming assets to total assets	0.26%	0.30%	0.34%	0.39%	0.45%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	53.15%	36.96%	32.35%	36.20%	50.25%
COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of allowance for credit losses to total loans	1.00%	1.14%	1.11%	1.17%	1.15%
Coverage ratio of allowance for credit losses to nonperforming loans	331%	312%	259%	235%	191%
Ratio of nonperforming loans to total loans	0.30%	0.36%	0.43%	0.50%	0.60%
Ratio of nonperforming assets to total assets	0.26%	0.30%	0.36%	0.41%	0.48%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	47.98%	36.96%	32.43%	37.91%	42.89%
FDIC PEER GROUP RATIOS: (Note H)
Coverage ratio of allowance for credit losses to total loans	n/a	1.27%	1.15%	1.31%	1.39%
Coverage ratio of allowance for credit losses to nonperforming loans	n/a	215%	196%	209%	208%
Ratio of nonperforming loans to total loans	n/a	0.59%	0.59%	0.62%	0.67%
Ratio of nonperforming assets to total assets	n/a	0.43%	0.44%	0.45%	0.48%

The following table shows the types of loans included among nonperforming and potential problem loans as of

March 31, 2006 and December 31, 2005.

TABLE 10—NONPERFORMING AND OTHER POTENTIAL PROBLEM LOANS

	March 31, 2006		December 31, 2005
(dollars in thousands)	Nonperforming Loans	Potential Problem Loans other than Nonperforming	Nonperforming Loans	Potential Problem Loans other than Nonperforming
Loans secured by real estate:
Construction and land development	$704	$19,294	$60	$18,533
Agricultural	2,236	4,181	2,336	4,563
Home equity lines	975	1,177	778	1,074
1-4 family mortgage	2,227	3,406	816	5,600
Multifamily	—	1,194	—	1,197
Non-residential, non-farm	1,188	26,839	555	37,737
Commercial and industrial	4,865	16,369	10,487	47,785
Leases	1,512	6,544	1,562	7,088
Other Consumer Loans	1,225	5,845	1,223	7,865
Refund Tax Loans	—	—	—	—
Other	—	3,097	—	1,150

Total	$14,932	$87,946	$17,817	$132,592

The following table sets forth the allocation of the allowance for all adversely graded loans by classification as of March 31, 2006 and December 31, 2005.

TABLE 11—ALLOCATION OF ALLOWANCE

(dollars in thousands)	March 31, 2006	December 31, 2005
Doubtful	$1,591	$1,662
Substandard	7,828	10,575
Special Mention	3,608	4,016

Total	$13,027	$16,253

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

Charge-offs

Table 12 shows the ratio of net charge-offs to average loans both with and without RALs.

TABLE 12—RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS

	2006 YTD Annualized	2005	2004	2003	2002
Pacific Capital Bancorp (including tax refund loans)	3.61%	1.22%	0.36%	0.72%	0.50%
Pacific Capital Bancorp (excluding tax refund loans)	0.67%	0.36%	0.14%	0.46%	0.44%
FDIC Peers (Note H)	n/a	0.24%	0.49%	0.70%	0.88%

The amounts for average total loans with and without RALs are reconciled in Table 21.

Exclusive of RALs, net charge-offs for the first quarter of 2006 were $8.2 million, or 0.67% basis points annualized. This compares with an annualized rate of 0.76% for the first quarter of 2005. As mentioned above, during the fourth quarter of each year, the Company originates holiday loans through one of the firms through which it originates RALs in the first quarter. The holiday loans are all paid off or charged-off at the end of first quarter. Like RALs, these loans have a higher default rate than other loan categories. In the first quarter of 2006, the Company charged-off $3.6 million of holiday loans compared to $2.6 million charged-off in the first quarter of 2005. Despite the relatively high annualized rate of charge-offs to total loans for the first quarter of 2005, the rate for the whole year for loans other than RALs was 0.36%. The Company similarly expects the rate of net charge-offs to total loans for the whole year of 2006 to be lower than the first quarter rate.

The ratio of net charge-offs to average loans with RALs for 2006 (annualized) and 2005 is higher than in previous years for two reasons. First, the Company and the largest group of tax preparers with whom it offers this product changed their contract for the 2005 season. This change, which caused a significant increase in charge-offs but also provided an even larger increase in revenues, is discussed below in the section of “Tax Refund Anticipation Loan and Refund Transfer Programs” titled “Summary of Operating Results.” Second, because almost all of the RAL charge-offs occur in the first and second quarters, there is a disproportionate impact on the three-month annualized ratio compared to the whole year ratios leading to the annualized ratio in 2006 being higher than the final whole year ratio for 2005. The ratio for the first quarter of 2005 with RALs was 3.25%.

Conclusion

The amount of allowance for credit losses allocated to nonperforming loans, potential problem loans, impaired loans and to all other loans are determined based on the factors and methodology discussed in Note 1, “Summary of Significant Accounting Policies,” to the Company’s 2005 10-K. Based on these considerations, Management believes that the allowance for credit losses at March 31, 2006 represents its best estimate of the allowance necessary to cover the probable losses incurred in the loan and lease portfolios as of that date.

SECURITIES

Securities decreased from $1.37 billion at the end of 2005 to $1.34 billion as of March 31, 2006. The decrease was primarily due to payments received on the Company’s mortgage-backed securities.

Leverage Strategy

During 2003 and 2004, the Company implemented a leveraging strategy involving the purchase of securities funded by additional borrowings. The reason for this action, the types of securities and borrowings used, the remaining amount of securities, and the results are discussed in the section of the MD&A in the 2005 10-K titled “Securities.”

Premium Amortization and Prepayments

Securities purchased at a premium to their par value require amortization against interest income over the life of the security. The amortization of premium lowers the carrying amount of the security to the par value that will be received at maturity and reduces the interest income earned. In the case of single maturity debt instruments like US Treasury securities, it is relatively simple to compute the amount of premium to be amortized each month to obtain a level effective yield. In the case of CMOs and MBSs the calculation is more complicated. Because the amortization is based on the expected average life of the underlying loans, it is impacted by actual and estimated paydowns of the principal. Prepayments by the mortgage customers accelerate the amortization of the premium in two ways. First, the premium associated with the balance paid off prematurely must immediately be amortized against income. Second, prepayment shortens the average life of the remaining outstanding amount of the security over which the remaining premium is to be amortized.

Prepayment speeds are not related directly to changes in interest rates by the FOMC, but rather to changes in the intermediate rates used for setting residential mortgage rates. Intermediate rates have fluctuated in the last five quarters and, consequently, the amounts of premium amortized have also fluctuated. The following table shows the amounts of premium amortized for the last five quarters and the composite rate for 5-year U.S. Treasury securities (a proxy for intermediate rates).

(dollars in thousands)	Premium Amortized	5-year Treasury Rate
First Quarter, 2005	$631	4.28%
Second Quarter, 2005	1,922	3.76%
Third Quarter, 2005	1,166	4.22%
Fourth Quarter, 2005	1,123	4.38%
First Quarter, 2006	729	4.84%

As illustrated above, as intermediate interest rates rise, we tend to see less premium amortization (Note J). The FOMC has not been particularly successful in pushing up intermediate and longer-term rates by its increases in short-term rates over the last five quarters. Nonetheless, assuming that the economy continues to improve, or at least remains stable, intermediate rates would be expected to remain high enough to keep prepayments at the low end or the middle of the range experienced in the last five quarters. This would stabilize or increase the effective yield of the securities portfolio. Changes in interest rates have no impact on the interest expense related to the borrowings used to purchase the securities because they have fixed rates.

OTHER ASSETS

Of the $39.6 million increase in other assets since the end of 2005, $34.2 million resulted from the purchase of additional FHLB stock. The additional FHLB stock is required to support the larger amount of borrowings from the FHLB that the Company needs in the first quarter to help fund the RAL program.

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

During the third quarter of 2005, the Company issued $125 million in long-term, structured repurchase agreements. The terms of these borrowings are described in Note 13 of the 2005 10-K. The instruments are callable at the option of the creditor. If not called, the agreements will reprice based on interest rates at the call date. Given the rates that will apply if they are not called—which are lower than both the current rates applicable to debt of comparable maturity and lower than rates indicated by the forward yield curve for debt of comparable maturity initiated as of the call dates—the Company expects that each of these structured repurchase agreements will be called. Meanwhile, the initial rates provide funding at a lower rate than other short-term funding alternatives. The Company will be disadvantaged only if rates during the six to eight years after the call dates are substantially lower than they are now and are expected to be at the call dates.

Table 13 indicates the average balances (dollars in millions), the rates for these borrowings and the proportions of total assets funded by them for prior quarters. The increased amounts for the RAL program in the first quarters of 2005 and 2006 are obvious in this table.

TABLE 13—FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

(dollars in millions) Quarter Ended		Average Outstanding	Average Rate	Percentage of Average Total Assets
September	2004	$59.1	1.45%	1.0%
December	2004	127.9	1.92%	2.2%
March	2005	216.7	2.62%	3.3%
June	2005	138.5	2.99%	2.3%
September	2005	130.0	2.91%	2.0%
December	2005	264.1	3.59%	3.9%
March	2006	470.8	4.45%	6.5%

LONG-TERM DEBT, OTHER BORROWINGS, AND RELATED INTEREST EXPENSE

Treasury Tax and Loan demand notes, borrowings from the FRB, advances from the FHLB, and senior and subordinated notes are reported on the Consolidated Balance Sheets as long-term debt and other borrowings. A separate line discloses the amount of the Company’s obligation under a capital lease.

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

Long-Term Debt:

The components of long-term debt at March 31, 2006 and December 31, 2005 are shown in a table in Note 8 and the terms are described in that note as well.

Table 14 indicates the average balances that are outstanding (dollars in millions) and the rates and the proportion of total assets funded by long-term debt over prior quarters.

TABLE 14—LONG-TERM DEBT

(dollars in millions) Quarter Ended		Average Outstanding	Average Rate	Percentage of Average Total Assets
September	2004	$768.7	3.75%	13.4%
December	2004	780.0	3.64%	13.2%
March	2005	795.8	3.66%	12.2%
June	2005	806.2	3.93%	13.1%
September	2005	840.2	4.17%	13.0%
December	2005	795.8	4.44%	11.6%
March	2006	776.5	4.49%	10.7%

TABLE 15—NOT USED

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

The senior note issued by Bancorp and $36 million of the subordinated notes issued by the Bank were issued in July 2001. The subordinated debt was structured to qualify as Tier 2 regulatory capital both for the Bank and for the Company. It was issued to permit continued loan growth and expansion of the RAL program at the Bank. The proceeds from the senior debt provided cash to retire some of the Company’s outstanding shares, to refinance a short-term note issued in connection with an acquisition closed in 2000, and to fund some of the cash dividends for two quarters immediately following its issuance. This avoided the need to fund these dividends through dividends from the Bank, which would have lowered its capital. The senior note is callable in July 2006. Because interest rates were significantly higher in July 2001 than they currently are, the Company expects to call the note and refinance it at current rates.

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

NONINTEREST REVENUE

Noninterest revenue consists of income earned other than interest. For the first quarter as well as on an annual basis, the largest individual component of noninterest revenue is the fees earned on tax refund transfers. About 90% of these fees are recognized in the first quarter as purchasers of this product tend to file their returns very early in the tax season. The total of these fees for the first quarter of 2006 was $39.5 million compared to $20.8 million in the first quarter of 2005. The amount recognized in the second quarter will be substantially less, and virtually non-existent in the third and fourth quarters. These fees and other operating income and expense of the tax refund programs are explained below in the section titled “Tax Refund Anticipation Loan and Refund Transfer Programs.” The $43.2 million gain on sale of RALs that occurred in the first quarter of 2006 and the $26.0 million gain on sale that occurred in the first quarter of 2005 are also discussed in detail in “Tax Refund Anticipation Loan and Refund Transfer Programs.” They do not recur in subsequent quarters of the year because the securitization through which RALs are sold is completed prior to the end of the first quarter. There is no significance to the higher amount of gain in 2006 compared to 2005 other than that more loans were sold into the securitization in 2006 than in 2005 and that the fees on the loans sold into securitization were more in 2006 than in 2005.

Service charges on deposit accounts and trust and investment services fees are the next largest components of noninterest revenue. The fees from service charges on deposits include both monthly service fees and overdraft fees. While they have increased along with the growth in deposit balances, they have not increased at the same rate. In October 2003, the Company introduced a suite of no-fee checking products. Since then, the Company has added over $585 million in new deposits. The average balances in these new accounts exceeded expectations and that has meant that there have been less overdraft fees than were anticipated. The net result is a higher balance of low-interest deposits with less fees collected. If interest rates rise as anticipated over the next several quarters, the value of the low cost deposits will offset the lack of expected fees by an even greater margin.

As mentioned below in the section titled “System Changes and Software Expense,” for the last several years, the Company has been installing new hardware and software for its core banking businesses, including loans, deposits, and general ledger. It has also been installing a customer relationship management system to provide more complete and timely information to the Company’s customer service staff. Most of the customer accounts were transferred to the new systems in the fourth quarter of 2005. The Company has experienced some challenges with the installation that have caused inconvenience to customers. To mitigate this, the Company has waived some of the deposit related fees, resulting in a decrease from the same quarter in 2005.

Management fees on trust accounts are generally based on the market value of assets under administration, most of which are equity securities. Fees increased $145,000 or 3.33% from the same quarter a year ago. Trust fees are generally slightly higher in the first quarter than in other quarters because of the fees charged to the trusts to prepare tax returns.

Other service charges, commissions and fees include a variety of income items involving services provided to nondeposit customers. The total of such fees for the first quarter increased $2.6 million from the same quarter a year ago. Debit card fees in the first quarter of 2006 were $720,000, an increase of $160,000 compared to the same quarter a year ago. These fees are the exchange fees earned by the Company as its customers use their cards at other banks’ ATMs or in point-of-sale merchant transactions. During 2004, the Company changed its practice of charging customers for these cards. As expected, without the charge, more customers requested cards and used them more extensively. The Company also makes ATM/Debit or “store-value” cards available to its RAL and RT customers. This permits them to avoid having to hold relatively large amounts of cash resulting from cashing their refund check. No fee is charged by the Company for these cards; however, the exchange fees paid by the correspondent bank or merchant are earned by the Company and included in the $720,000 above. Other significant changes to commissions and fees earned included an increase in early withdrawal fees for CDs of $210,000, an increase in the commission earned from outsourcing official checks of $142,000, and an increase of $192,000 in loan servicing fees.

Other income increased by $252,000 from the first quarter of 2005. The major components of this category are gains or losses on sales of loans, dividends on FHLB and FRB stock, earnings on bank-owned life insurance, and a variety of other miscellaneous items. The largest changes between amounts for the first quarters of 2005 and 2006 are an increase of $741,000 in earnings on the cash surrender value of bank-owned life insurance from the policies purchased in the first and fourth quarters of 2005, a decrease of $184,000 in the gain on sale of SBA loans, an increase of $402,000 in losses on the low income housing tax credit partnerships, and an increase of $222,000 in dividends earned on FRB and FHLB stock, and a decrease of $321,000 in the mark to market adjustment on the deferred compensation investments.

Also included in non-interest revenue are gains or losses on securities. The Company did not sell any securities in the first quarter of 2006 prior to their maturity and consequently no gain or loss was recognized. It had recognized $109,000 in losses in the first quarter of 2005. With intermediate-term rates relatively unchanged during the quarter, Management saw no particular need to make adjustments in the securities portfolio.

OPERATING EXPENSE

Salaries and Benefits

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

Salaries and benefits grew approximately $6.4 million compared to the first quarter of 2005. The increase consists of additional staff from the FBSLO acquisition, expense arising from the restricted stock issued in 2005 and 2006, the implementation of SFAS 123(R), additions to staff supporting the upgraded technology environment, and a focused investment in the risk management infrastructure to ensure the competencies are in place to support the growing regulatory compliance efforts.

Equipment and Net Occupancy Expense

Equipment expense fluctuates over time as needs change, maintenance is performed, and equipment is purchased. The increase in the first quarter of 2006 is mainly driven by increased depreciation and maintenance on computer hardware to support the implementation of the core accounting and customer relationship management systems, as well as a new Storage Area Network (SAN). These systems were put into production in the third quarter of 2005. These items are discussed below in the section titled “System Changes and Software Expense.”

The Company leases rather than owns most of its premises. Many of the leases provide for annual rent adjustments, which accounts for some of the increase. Compared to the first quarter of 2005, there was additional occupancy expense related to FBSLO.

The following table shows the major items of operating expense for the three months ended March 31, 2006 and 2005 that are not specifically listed in the consolidated statements of income.

TABLE 16— OPERATING EXPENSE

	Three Months Ended March 31,
(dollars in thousands)	2006	2005
Marketing	$1,425	$1,197
Professionals and consultants	3,795	2,661
Software	5,170	2,850
Telephone	1,616	1,579
Provision for Off-Balance Sheet Commitments	(645)	75

Consulting Fees

Professional and consulting fees in the three month periods ended March 31, 2006 are higher than in the corresponding period of 2005. The Company has engaged consultants to assist it both in meeting the regulatory requirements of the Sarbanes-Oxley Act discussed in the section below titled “Regulation” and in installing software and hardware for the Company’s new customer relationship management and core accounting systems. Companies frequently find it more cost-effective to outsource rather than hire staff to handle these large but relatively short-term projects. Additionally, consultants are assisting in the documentation and testing procedures for the 2006 Sarbanes-Oxley compliance.

These factors lead Management to expect that professional fees will remain higher during the next two quarters. External audit fees are likely to remain higher because of the increase in audit work required by the Sarbanes-Oxley Act.

System Changes and Software Expense

During the third and fourth quarters of 2005, the Company replaced its mainframe computer system with a smaller, more flexible “client-server” system. At the same time, the Company installed a new customer relationship management system. Under the provisions of GAAP, most of the expected $29-30 million cost of the new systems was capitalized. The capitalized costs include those for hardware and for the development of software. The Company began amortizing the hardware and software costs in the third quarter when the first business units were converted. Hardware is being depreciated over the estimated useful life of the equipment and capitalized software costs are being amortized over a five-year period. First Bank of San Luis Obispo and PCBNA (the former PCCI) are expected to be converted in the third quarter of 2006.

The Company expects some operating savings as a result of implementing the new system, but the primary reasons for the conversion are the avoidance of significant additional costs that would be necessary to remain on the current platform and to make available customer sales and service features that would be difficult and more expensive to add to the current system.

The Company also completed the installation of a storage area network (“SAN”) to provide offsite backup and processing capability in the event of a business disruption from natural disaster or other cause. The installation involves approximately $8.7 million in hardware and software purchases. Depreciation and amortization expense for these systems is approximately $2.3 million per quarter.

Operating Efficiency Ratio

A common means of measuring the operating efficiency for banks is a ratio that divides the noninterest or operating expense of the bank by its net revenues. Net revenues are stated on a tax equivalent basis and represent interest income and noninterest income less interest expense. As was mentioned in the section titled “Summary Results” above, the Company’s operating efficiency ratio for the first quarter of 2006 was 43.87% compared to 28.27% for the same quarter of 2005. Stated differently, this means that the Company required almost 15.6 cents in operating expenses to earn each dollar of net revenues in the first quarter of 2006 than in the same period of 2005. However, as explained below in the section titled “Refund Anticipation Loans and Refund Transfer Programs” and in Note F, the ratio was significantly impacted by the new contracts with JHTS. Exclusive of the RAL/RT programs, the operating efficiency ratio increased from 57.64% for the first quarter of 2005 to 67.97% for the first quarter of 2006 reflecting the relatively higher expenses at the “core bank” in the first quarter of 2006 compared to revenues than in the first quarter last year.

SEGMENT PERFORMANCE

Community Banking

The Community Banking segment includes external revenues from customers in the form of interest earned on consumer and small business loans and fees related to deposit accounts. Intersegment revenues represent the credit for funds earned on the deposits at the Company’s branches. Interest income for 2006 has increased compared to the same period of 2005 due to the higher balances of consumer and small business loans and higher rates. Most of the loans at FBSLO at the time of acquisition were consumer or small business and they therefore caused some of the increase in revenues from external customers and assets in 2006 compared to the first quarter of 2005. Intersegment revenue has also increased as deposit balances increased as well as an increase in the credit rate for funds. Interest expense has also increased with the higher balances and because of higher rates paid on deposits. The net result of the above changes is greater profitability in 2006 than 2005.

Commercial Banking

The Commercial Banking segment earns interest income from customers for commercial and commercial real estate loans. This interest income increased for 2006 compared to 2005 because of higher market rates and larger balances of loans. The additional income was partially offset by the higher cost of funds, with the net result an increase in profitability for the quarterly period.

Refund Programs

The changes in the RAL/RT programs from 2005 to 2006 are explained in the section below titled “Tax Refund Anticipation Loan and Refund Transfer Programs.”

Fiduciary

Income for the Fiduciary segment consists of fees earned from trust services and from the sale of retail investment products to customers. Profitability is down slightly compared to the first quarter of 2005. Revenues from external customers are up, intersegment revenues (the credit for uninvested funds maintained at the Bank) were less, and interest expense was higher.

All Other

Income from external customers for the All Other segment consists of interest earned on investments in the Company’s treasury activities and in interest earned on loans from the Company’s private banking department. With the growth in loans in the Private Clients business line, and higher interest rates, income from external customers is higher in 2006 than in 2005. The changes in intersegment revenues and charges for funds are also due to the higher interest rates. The rate charged for funds for the securities and loans are higher as is the rate credited for deposits and borrowings. The increase in interest expense is due to the higher rates. Most of the capital expenditures relate to the new computer systems discussed elsewhere in this report and to leasehold improvements on the new branches opened during 2005.

INCOME TAX

Income tax expense is comprised of a current tax provision and a deferred tax provision for both Federal income tax and state franchise tax. The current tax provision recognizes an expense for what must be paid to taxing authorities for taxable income earned this year. The deferred tax provision recognizes an expense or benefit related to items of income or expense that are included in or deducted from taxable income in a period different than when the items are recognized in the financial statements under generally accepted accounting principles. Examples of such timing differences and the impact of the major items are shown in Note 16, “Income Taxes,” to the Consolidated Financial Statements in the Company’s 2005 10-K.

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

LIQUIDITY

The sources and management of liquidity is discussed in the 2005 10-K in the section titled “Liquidity.” There have been no substantive changes in the Company’s liquidity since December 31, 2005 and as of March 31, 2006 there is ample ability to raise funds on a timely basis at an acceptable cost in order to meet our anticipated cash needs.

Approximately $506 million of the Company’s borrowings and “wholesale” CDs will need to be refinanced during the remainder of 2006. This amount includes $150 million in FHLB advances, $300 million in CDs issued to the State of California, and $56 million in brokered CDs. The Company has ample collateral pledged at the FHLB to support borrowings in addition to the $150 million maturing. The Company has been issuing CDs to the State of California for several years. The funds come from the State’s Local Agency Investment Fund and automatically role over at a new price indexed to U.S. Treasury securities if not withdrawn by the State.

There has been no indication given to the Company that the current CDs will not be renewed. The Company expects to replace maturing borrowings in the ordinary course of business.

In addition to the above maturing liabilities, the first call date for the $37 million of outstanding senior debt issued by Bancorp in 2001 occurs in July of 2006. Given the relatively high rate on this debt, the Company will likely call this debt and refinance at a lower rate. The Company has had a number of contacts with investment bankers who have indicated that they would be prepared to assist the Company in refinancing this debt and would anticipate no obstacles in doing so.

CAPITAL RESOURCES AND COMPANY STOCK

Capital Ratios

The following table presents a comparison of several important amounts and ratios as of March 31, 2006 and December 31, 2005.

TABLE 17—CAPITAL RATIOS

	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$670,202	12.2%	$438,024	8.0%	$547,529	10.0%
Tier I Capital (to Risk Weighted Assets)	$493,486	9.0%	$219,012	4.0%	$328,518	6.0%
Tier I Capital (to Average Tangible Assets)	$493,486	7.0%	$283,494	4.0%	$354,367	5.0%
Risk Weighted Assets	$5,475,294
Average Tangible Assets for the Quarter	$7,087,344

As of December 31, 2005
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$581,241	11.3%	$410,676	8.0%	$513,345	10.0%
Tier I Capital (to Risk Weighted Assets)	$406,279	7.9%	$205,338	4.0%	$308,007	6.0%
Tier I Capital (to Average Tangible Assets)	$406,279	6.4%	$252,657	4.0%	$315,822	5.0%
Risk Weighted Assets	$5,133,454
Average Tangible Assets for the Quarter	$6,316,437

The Company also tracks a non-regulatory capital ratio, its tangible common equity to tangible assets—common equity less goodwill and other intangibles divided by total assets less goodwill and other intangibles. This ratio is increased by earnings and by the sale of additional stock and decreased by dividends, stock repurchases, and the goodwill created in acquisitions. With the high level of earnings in the first quarter of 2006—55%-60% of projected earnings for the year—the ratio improved significantly from 5.87% at December 31, 2005 to 6.60% at March 31, 2006. The ratio is not expected to increase much during the remainder of the year as quarterly dividends will represent almost 75% of earnings in the remaining three quarters. The ratio had been 6.44% at March 31, 2005. However, during 2005 it was adversely impacted by the goodwill created with the closing of the purchase of FBSLO mentioned in Note 2 as well as by the additional assets acquired in the transaction. Management’s target level for the Company’s tangible common equity ratio is within a range of 6.25% to 6.50%. Management expects that the ratio will frequently be higher or lower than the target range and will not necessarily take immediate action to issue or repurchase stock to bring the ratio to within that range.

In the absence of an acquisition for cash, earnings will tend to bring the ratio into the high end of the target range and eventually push the ratio above the range. When a cash acquisition occurs, the ratio will most likely fall below the target range for several quarters until earnings push the ratio back into the target range. If acquisitions become infrequent and prospects for asset growth are low, Management may utilize the Board of Directors’ authorization for stock repurchases to bring the ratio back within the target range.

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

As of March 31, 2006, the Bank’s total risk-based capital ratio was 12.5%, Tier 1 capital was 9.2% of risk-adjusted assets and 7.1% of average tangible assets, and its ratio of tangible common equity to tangible assets was 7.3%.

Debt Qualifying as Regulatory Capital

The total risk-based capital ratio for the Company of 12.2% includes the effect of the $121 million in subordinated debt at the Bank, which qualifies as Tier 2 capital for the Bank and for the Company. As indicated in the discussion of the subordinated note in the section above titled “Other Borrowings, Long-term Debt and Related Interest Expense,” this debt was issued in 2001, 2003, and in 2004 to assist the Company in maintaining the required regulatory capital ratios at the Bank as its general loan portfolios and the refund loan program continued to grow and in anticipation of the additional assets that would be added with the PCCI acquisition. During each of the last five years of the term of subordinated debt, 20% of the capital benefit is lost. The $36 million of subordinated debt issued in 2001 will count for only $28.8 million of regulatory capital as of September 30, 2006.

The total risk-based capital ratio also includes the subordinated debt issued or assumed by Bancorp, which qualifies as Tier 1 capital for the Company. This debt was assumed by the Company in the PCCI and FBSLO acquisitions.

Dividends and Share Repurchases

The Company’s practices with respect to dividends and share repurchases is discussed in the “Capital Resources” section of the MD&A in the 2005 10-K. Earnings to date in 2003, 2004, 2005 and 2006 have been more than adequate to meet the cash required to maintain the current declared quarterly dividend rate of $0.22 per share (Note L).

During the second quarter of 2005, the Company’s Board of Directors adopted a dividend reinvestment program that would permit shareholders to have their dividends reinvested in the Company’s stock rather than be distributed to them. To the extent that shareholders elect to have their dividends reinvested, this program will serve to retain the capital at the Company.

Other Capital Disclosures

As mentioned in Note 1, during the second and third quarters of 2005, and the first quarter of 2006, the Company’s Board of Directors granted approximately 290,000 shares of restricted stock to employees and directors. The Company’s capital account will increase as the compensation expense element of these shares is recognized over the periods in which they vest.

Along with the dividend reinvestment program mentioned above, the plan adopted by the Board of Directors includes a share purchase plan under which the Company, at its option, may sell shares directly to investors through its transfer agent. The Company used this plan during the third quarter to sell a relatively small amount of shares-approximately $2.7 million-to test the market for this means of raising capital. Approximately $17.6 million was issued through this plan in the fourth quarter of 2005.

There are no material commitments for capital expenditures or “off-balance sheet” financing arrangements planned at this time. The $18.9 million amount authorized for share repurchases and those commitments reported in Note 10 to the consolidated financial statements is not a commitment, and there is no specified time within which the share repurchases must be accomplished.

REGULATORY ENVIRONMENT

The regulatory environment for the Company is discussed in the MD&A for the 2005 10-K in a section titled “Legislation and Regulation.”

TAX REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

The history, nature, and risks associated with these programs are discussed extensively in a similarly titled section of the MD&A in the 2005 10-K. In all of 2005, the Company processed 5.6 million transactions, 30% of which were RALs and 70% RTs. In the first quarter of 2006, the Company processed 5.9 million transactions, 31% of which were RALs and 69% of which were RTs. Through the date of this filing, during the second quarter of 2006, the Company processed an additional 743,000 transactions.

Seasonality Impact on Earnings:

Because the programs relate to the filing of income tax returns, activity is concentrated in each year, specifically in the period from late January through February. This causes first quarter net income to represent a disproportionate share of each year’s net income. Based on Management’s current estimates for 2006, net income for the first quarter is likely to represent approximately 55%-60% of the year’s net income.

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

As the RAL program has increased in loan volume, the Company has had to use more sophisticated funding arrangements. The various funding arrangements that have been used over the last five years as the programs grew significantly are discussed in the “Tax Refund Anticipation Loan and Refund Transfer Programs” section of Management’s Discussion and Analysis in the 2005 10-K. For 2006, the Company used the same sources as in 2005, but used a slightly larger securitization—$1.1 billion compared to $1.0 billion in 2005. This was done to address the expected growth in loans, both to provide additional funding and to reduce the impact on the capital ratios.

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

The Company’s liquidity risk is increased during the first quarter due to the RAL program. The Company has committed to the electronic filers and tax preparers that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to develop sufficient sources of liquidity to fund these loans. As mentioned above, the sources of this funding are described in detail in the 2005 10-K. Some of the sources are committed lines and some are uncommitted. In the case of uncommitted sources, the Company arranges for approximately twice the amount expected to be needed to ensure an adequate amount is available.

As discussed in Note 10, “Commitments and Contingencies,” of the Consolidated Financial Statements, the Company is currently involved in three lawsuits related to the RAL program. The Company does not expect that these suits will have any material adverse impact on its financial condition or operating results.

Concern has been expressed by consumer advocates regarding the high APR for the loans and they have exerted pressure on state legislatures and regulators to prohibit RALs or limit the amount of the fee that may be charged. The APR is relatively high compared to other consumer loans because the loans are outstanding for a short time. These loans are not “rolled over” or renewed. When the fee is annualized in the APR computation, the result is a relatively high APR. It is Management’s position that the amount of the fee is reasonable given the credit risk, the funding costs, and processing expense. From the Company’s point of view, the high APR is the result of the fact that the Company cannot recover the costs of the loan over a longer period of time through periodic interest charges as is done with other lending products (Note K).

Changes in Tax Preparer Contracts:

As mentioned in Note 11, the Company contracts with electronic filers—companies that develop tax preparation software for tax preparers and individuals and that transmit tax returns to the IRS—individual tax preparers, and companies that franchise tax preparation services. Generally, the fee collected for RAL and RT products is split with these contractors to compensate them for the services they provide to the Company. These services include most of the customer contact and assistance with filling out loan or transfer applications. Among these contractors is Jackson Hewitt Tax Services, Inc. (“JHTS”). The Company has contracted with JHTS and its predecessors for seven years. Initially, JHTS alone among the tax preparers with which the Company contracted, assumed the credit risk for RALs. Only if losses were above 2 1/2% would the Company share in the credit loss on RALs originated at JHTS offices. As described in the 2005 10-K, JHTS and the Company amended their contract so that the Company would assume all of the credit risk and to compensate it for the increased risk the Company would retain a higher proportion of the loan revenue.

In 2006, the Company and JHTS entered into two new contracts. The contracts provide for JHTS to reduce the proportion of its transactions directed to the Company from approximately the 80% proportion for 2005 to approximately half in the 2008 tax season.

The new contracts also change the method by which JHTS is compensated for the services it provides to the Company. The fee-splitting arrangement provided for in the earlier contracts is eliminated, and, under the revised contracts, JHTS is compensated for the services it provides through fixed fees for program and technology services.

The first change in the contracts has not had a significant impact on the number of transactions directed to the Company. The initial reduction was accomplished not on an individual transaction basis, but instead by directing the transactions from specific JHTS offices to the other bank with whom JHTS contracts instead of to the Company. This reduction in the proportion of transactions directed to the Company has not had an impact on the number of transactions as the growth in the number of transactions done by the offices still directed to the Company has been slightly more than the number of transactions originated last year at the offices the transactions of which are now directed to the other bank.

The second change in the contract, the change to fixed fees rather than per transaction fee splitting, has also had little net impact as the amount of the fixed fees is approximately equal to what would have been paid under the prior contract. While the “economics” will be virtually the same under the new contracts as under the old, the presentation will be different. Under the previous contract, the fees were recognized net of the amount of the fee split with JHTS. Under the new contracts, the whole amount of the revenue from the RALs and RTs is recognized by the Company and the program and technology service fees are shown as expenses. The dollar impact of this change is disclosed below in “Summary of Operating Results.”

This difference in the placement of the service fees on the income statement compared to the fees shared with JHTS in prior years has the effect of increasing the operating efficiency ratio for the Company. This occurs because the new placement increases both the numerator and the denominator by equal amounts. With the numerator about 30% of the denominator in the first quarter of each year, increasing both by an equal amount will mean that the numerator is increased by a much larger percent than the denominator and the ratio will be higher though net income is not changed at all (Note F).

RAL Securitization:

Information regarding the securitization used during the first quarter of each year is disclosed in Note 6.

The following table summarizes the components of the gain on sale of RAL loans for the three-month periods ended March 31, 2006 and 2005. All RAL securitization-related activities occur only in the first quarter of the year.

TABLE 18—RAL GAIN ON SALE SUMMARY

	Three Months Ended March 31,
(dollars in thousands)	2006	2005
RAL fees	$60,867	$39,310
Fees paid to investor	(1,796)	(1,082)
Commitment fees paid	(1,155)	(1,250)
Credit losses	(14,753)	(10,955)

Net gain on sale of RAL loans	$43,163	$26,023

As discussed in Note 6, the amount of the gain on the securitization is impacted by the change in the contract with JHTS. This does not mean that the sale was more profitable to the Company in 2006 than in 2005. The increased gain is simply a function of the amount of the revenues related to the loans sold through the securitization—the larger gain on sale is the result of less revenue being recognized as interest income, not more revenue overall.

Summary of Operating Results

In the first quarter of 2006, the Company processed 5.9 million RAL and RT transactions compared to 5.1 million in the first quarter of 2005. In both years, RALs represented 30% of the transactions and RTs 70%. In the first quarter of 2006, funds lent in RAL transactions totaled $6.0 billion compared to $4.8 billion in the first quarter of 2005. The funds processed through RT transactions totaled $12.1 billion in the first quarter of 2006 and $10.0 billion in the first quarter of 2005.

The following table summarizes operating results for the RAL and RT programs for the three-month periods ended March 31, 2006 and 2005.

TABLE 19—OPERATING RESULTS FOR THE RAL AND RT PROGRAMS

	For the Three-Month Periods Ended March 31,
(dollars in thousands)	2006	2005
Interest income from RALs	$113,526	$62,375
Interest expense on funding	(5,576)	(1,884)
Intersegment revenues	8,529	5,627
Internal charge for funds	(5,579)	(2,855)

Net interest income	110,900	63,263
Provision for credit losses—RALs	(46,171)	(37,527)
Refund transfer fees	39,454	20,821
Collection Fees	6,747	4,622
Gain on sale of loans	43,163	26,023
Operating expense	(66,520)	(8,958)

Income before taxes	$87,573	$68,244

Charge-offs	$54,045	$33,431
Recoveries	(13,194)	(4,107)

Net charge-offs	$40,851	$29,324

The most obvious differences between operating results for the first quarters of 2006 and 2005 are the large increases in RAL interest income, provision expense, refund transfer fees, the gain on sale of loans, and the operating expenses.

There are three reasons for the increase in RAL and RT revenues. The first is the 16.8% increase in the transaction volume of RALs and RTs originated during the first quarter of 2006 compared to 2005. The number of RALs was 17.6% higher than in 2005, and the number of RTs was 16.4% higher. These increases were more than the overall 8% growth expected by the Company. There was also a 7.4% increase in the average RAL amount. While the fees for RTs are the same irrespective of the amount of the refund being transferred, because RALs involve credit and funding costs which increase proportionately with the amount of the loan, the Company charges a higher fee for larger loans. The increase in the average size of the loans therefore also increased the RAL revenues. The third reason for the large increase in revenues is the result of the new agreements with JHTS discussed above. Whereas in prior years only the Company’s portion of the revenues were recognized as income, in 2006 the whole amount of the fee collected from the customer is recognized as income. This change accounted for $36.8 million in additional RAL income ($13.4 million of which was recognized in the securitization) and $15.2 million in additional RT income.

Both the larger number of transactions and the increase in the size of the average transaction impact the provision expense. In addition, as discussed below in “Credit Losses,” the increase in sales of a specific type of RAL has increased losses and therefore provision expense.

The increase in the gain on sale in the first quarter of 2006 compared to the gain in the same quarter of 2005 is partially due to the larger size of the securitization, $1.1 billion compared to $1.0 billion. However, the primary reason for the increased gain relates to the change in the contracts between the Company and JHTS. With the whole amount of the customer fee being recognized as income, more income is being recognized on securitized loans and therefore a larger gain. The change in the contracts increased the gain on the securitization in 2006 by $13.4 million relative to 2005.

The increase in the operating expense for the first quarter of 2006 over the amount for the first quarter of 2005 is primarily due to the program service and technology service fees paid to JHTS in 2006 under the new contracts. These totaled $52.0 million.

Credit Losses

The reasons for credit loss in the product and the steps taken by the Company to manage losses are discussed in the 2005 10-K.

Approximately 90% of RALs made during any given week of the season are paid by the IRS payment of the refund claim at the end of the following week. Approximately 6% are paid at the end of the next week. Loans not paid by this second payment cycle are considered past due. As has been its practice in prior years, at March 31, 2006, the Company charged-off loans that were still unpaid after two more payment opportunities. In essence, loans made in January and February that have not been repaid by March 31 are charged-off. Based on past experience, some portion of these loans will eventually be repaid and some portion of the loans made during March and shown as outstanding on the balance sheet will not be paid. Consequently, the Company has established an allowance for credit losses for its estimate of losses inherent in the remaining outstanding loans less an estimate, also based on experience, of what it expects to collect on the loans charged off.

Through JHTS, the Company offers a special product whereby the customer may receive a partial advance on his or her loan the same day as the return is completed and filed. This product, which has been offered for several years but which has only been purchased in significant amounts by customers in 2006, has higher credit risk attached to it because there is less opportunity for the Company to run its normal credit checks before the funds are advanced. The Company managed this increased credit risk primarily by limiting the portion of the refund claim that can be advanced with this product. However, with the volume of this product significantly larger than in prior years, unpaid RALs as a percentage of total RALs at March 31, 2006 were 1.55% compared to 1.44% at March 31, 2005. During the balance of 2006, the Company will investigate means of developing additional underwriting criteria to reduce the loss rates.

The Company anticipates charge-offs for 2006 will eventually be approximately 120 to 130 basis points, compared to the final ratio of 113 basis points for 2005.

Estimation of Loss on Remaining Loans: After charging-off $40.9 million net in the first quarter, at March 31, 2006, there were $61.5 million in loans outstanding. Of these, based on collection experience for prior years, the Company estimates that $56.2 million will be collected and that $5.3 million will need to be charged-off.

There is no credit risk associated with the refund transfers because checks are issued only after receipt of the refund payment from the IRS.

Expectations for the Remainder of 2006

Payments will be received during the second quarter on most of the loans outstanding at March 31, 2006. RAL interest income will be recognized as these loans are paid. Additional loans were made during the first two weeks of the second quarter. Payments will be received on them and income recognized. Similarly, the Company will earn additional income in the second quarter from the RTs that were in process as of March 31, 2006 and for RTs purchased in the first half of April.

Collection expectations for the RALs outstanding at March 31, 2006 are discussed above. Additional provision expense will need to be recognized for the portion of the April loans that will not be collected. At the end of the second quarter, the Company will charge-off most of the balance of unpaid loans. Based on collection experience over the last several years, payments will continue to be received through the middle of the fourth quarter, so the Company will update its estimate of loans that will yet be collected, and adjust the allowance for RALs through provision expense. The estimate will be updated again at the end of the third quarter.

During the remaining quarters of 2006, the Company will continue to incur operating expenses for development, marketing, and preparation for the 2007 season.

NOTES TO MANAGEMENT’S DISCUSSION AND ANALYSIS

Note A—The five tables below, Tables 20-24, show the balances and amounts of income and expense line items that are excluded or included in computing the without RAL, without RAL/RT, or the FTE adjusted amounts and ratios disclosed in various sections of Management’s Discussion and Analysis:

TABLE 20—RAL AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN EXCLUSIVE OF RALs

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Average consumer loans	$1,251,588	$525,374	$726,214	$1,059,543	$528,533	$531,010
Average loans	5,430,874	525,374	4,905,500	4,622,400	528,533	4,093,867
Average total assets	7,236,441	741,790	6,494,651	6,532,852	935,381	5,597,471
Average earning assets	6,799,230	577,424	6,221,806	6,131,171	615,343	5,515,828
Average certificates of deposit	1,748,645	64,459	1,684,186	1,562,145	51,527	1,510,618
Federal funds purchased	256,564	370,574	(114,010)	179,342	174,675	4,667
FHLB advances & Other LT Debt	1,012,927	50,000	962,927	870,892	50,000	820,892
Average interest bearing liabilities	5,538,476	485,033	5,053,443	4,645,670	276,202	4,369,468
Average Equity	562,824	102,084	460,740	474,422	131,619	342,803
Consumer loans interest income	128,100	112,943	15,157	71,974	61,971	10,003
Loan interest income *	202,345	112,943	89,402	129,004	61,971	67,033
Interest income *	217,091	113,526	103,565	145,266	62,375	82,891
Interest expense	41,953	5,576	36,377	22,883	1,884	20,999
Net interest income	175,138	107,950	67,188	122,383	60,491	61,892
Tax equivalent adjustment	1,551	—	1,551	1,592	—	1,592

*	Does not include taxable equivalent adjustment.

TABLE 21—CALCULATION OF RATIOS OF NET CHARGE-OFFS INCLUDING AND EXCLUDING RALs

(dollars in thousands)	2006 YTD Annualized	2005	2004	2003	2002
Total Including RALs
Net charge-offs	$49,068	$53,935	$13,525	$22,557	$14,778
Average loans	$5,430,874	$4,437,845	$3,804,869	$3,151,328	$2,942,082

Ratio	3.66%	1.22%	0.36%	0.72%	0.50%

Total Excluding RALs
Net charge-offs	$8,217	$15,725	$5,057	$14,027	$12,673
Average loans	$4,905,500	$4,363,905	$3,702,100	$3,029,669	$2,874,091

Ratio	0.68%	0.36%	0.14%	0.46%	0.44%

TABLE 22—RECONCILIATION OF OTHER AMOUNTS WITH AND WITHOUT RAL/RT AMOUNTS

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Other service charges, commissions and fees	$10,457	$6,747	$3,710	$7,857	$4,622	$3,235
Noninterest revenue	103,891	89,364	14,527	65,158	51,467	13,691
Operating expense	123,014	66,520	56,494	53,508	8,959	44,549
Provision for credit losses	48,146	46,171	1,975	39,012	37,527	1,485
Income before income taxes	107,869	84,623	23,246	95,021	65,472	29,549
Provision for income taxes	40,501	35,584	4,917	35,615	27,531	8,084
Net Income	67,368	49,039	18,329	59,406	37,941	21,465

Income before income taxes, provision for income taxes, and net income for the RAL/RT columns in Table 22 do not include the effect of any charge or credit for funds, only interest income and expense directly earned by or incurred by the programs.

TABLE 23—FTE AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN AND OPERATING EFFICIENCY RATIO

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
(dollars in thousands)	Consolidated	FTE Adjustment	Including FTE Adjustment	Consolidated	FTE Adjustment	Including FTE Adjustment
Loan income	$202,345	$99	$202,444	$129,004	$138	$129,142
Loan income excluding RAL/RT activities	89,402	99	89,501	67,033	138	67,171
Securities income	$14,620	$1,452	$16,072	$16,012	$1,454	$17,466
Securities income excluding RAL/RT activities	14,620	1,452	16,072	16,012	1,454	17,466
Net interest income	$175,138	$1,551	$176,689	$122,383	$1,592	$123,975
Net interest income excluding RAL/RT activities	67,188	1,551	68,739	61,892	1,592	63,484

TABLE 24—AMOUNTS USED IN COMPUTATION OF RATIOS IN ASSET QUALITY TABLE 9

	As of or for the quarter-ended March 31, 2006			As of or for the quarter-ended December 31, 2005
	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$14,932	$—	$14,932	$17,817	$—	$17,817
Potential problem loans	87,946	—	87,946	132,592	—	132,592
Total loans	4,977,839	61,510	4,916,329	4,897,286	—	4,897,286
Nonperforming assets	17,842	—	17,842	20,727	—	20,727
Total assets	6,970,136	58,887	6,911,249	6,876,159	75	6,876,084
Provision for credit loss	48,146	46,171	1,975	4,993	(2,432)	7,425
Charge-offs	64,787	54,045	10,742	4,953	—	4,953
Recoveries	15,719	13,194	2,525	3,736	1,968	1,768
Allowance for credit loss	54,676	5,320	49,356	55,598	—	55,598

	As of or for the quarter-ended September 30, 2005			As of or for the quarter-ended June 30, 2005
	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$19,867	$—	$19,867	$21,199	$—	$21,199
Potential problem loans	140,338	1,831	138,507	117,917	7,491	110,426
Total loans	4,640,003	1,831	4,638,172	4,261,401	7,491	4,253,910
Nonperforming assets	23,024	—	23,024	24,109	—	24,109
Total assets	6,689,848	211,348	6,478,500	6,167,481	216,885	5,950,596
Provision for credit loss	1,967	—	1,967	7,901	3,115	4,786
Charge-offs	3,153	—	3,153	20,134	15,524	4,610
Recoveries	960	—	960	6,605	4,670	1,935
Allowance for credit loss	51,822	464	51,358	50,365	464	49,901

				As of or for the quarter-ended March 31, 2005
				Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans				$25,043	$—	$25,043
Potential problem loans				86,384	—	86,384
Total loans				4,220,555	68,548	4,152,007
Nonperforming assets				27,953	—	27,953
Total assets				6,181,827	416,115	5,765,712
Provision for credit loss				39,012	37,527	1,485
Charge-offs				43,151	33,431	9,720
Recoveries				6,155	4,107	2,048
Allowance for credit loss				55,993	8,203	47,790

Note B—The Company does not generally allocate equity to different product lines, except for the RAL/RT activities. In banking, there are many accepted methodologies for allocating capital to business lines, methodologies based on risk, on regulatory capital rules, and on what would be “demanded in the market” to obtain debt funding. These allocation methodologies result in significantly different capital allocations when applied to the RAL/RT activities. Given that the Company is more interested in determining the ROE for the core bank activities than it is in determining what the ROE is for the RAL/RT activities, allocation is more an issue of how much of total capital should be allocated to the remainder of the Company than it is an issue of how much to allocate to the RAL/RT activities.

Consequently, for computing the ROE for the Company without the impact of the RAL/RT programs, we have simply excluded the RAL/RT earnings, net of taxes and a proportionate share of dividends paid to shareholders, as if the RAL/RT earnings had been earned by a separate company.

Note C—Most of the loans or transfers are paid to the taxpayer by means of a Company cashier’s check issued by the tax preparer. The Company records the check as a deposit liability when it is issued and then removes the check from the deposit totals when it is paid by the Company. The average balance for these outstanding checks during the first quarter was $415 million.

Note D—For Table 2, the yield on tax-exempt state and municipal securities and loans has been computed on a tax equivalent basis. To compute the tax equivalent yield for these securities and loans one must first add to the actual interest earned an amount such that if the resulting total were fully taxed (at the Company’s incremental tax rate of 42.05%), the after-tax income would be equivalent to the actual tax-exempt income. This tax equivalent income is then divided by the average balance to obtain the tax equivalent yield. The dollar amount of the adjustment is shown at the bottom of Table 2 as “Tax equivalent income included in interest income from non-taxable securities and loans.”

Note E—Market interest rates available for financial instruments may be plotted on a graph by their maturities, with the rates on the Y-axis (vertical) and maturities on the X-axis (horizontal). The line that connects the points will normally be a curve sloping up to the right because generally short term instruments have lower rates and long term instruments have higher rates. Based on expectations in the markets with respect to interest rate changes, the shape and slope of the curve will change. When there is a wider divergence between short-term and long-term rates, the slope will become steeper. When there is a narrower difference between short term and long-term rates, the slope will become flatter. Occasionally the slope (or a portion of the slope) inverts and short-term rates are actually higher than long-term rates.

Note F—The computation of the operating efficiency ratio for the first quarter of 2006 is as follows: noninterest operating expenses of $123.0 million divided by the sum of taxable equivalent net interest income of $176.7 million plus noninterest revenue of $103.9 million equals 43.87%. In the first quarter of 2006 there were no securities gains or losses to exclude. Had the RAL revenues been reported net of the $52.0 million in services fees paid to JHTS, the operating efficiency ratio would be computed as operating expense of $123.0 million less $52.0 million in services fees divided by the sum of taxable equivalent net interest income of $176.7 million less $52.0 million in service fees plus noninterest revenue of $103.9 million or 31.07%.

Note G—In the interest rate environment at March 2006, some liabilities were paying less than 2% and could not have their interest rates decreased by 200 basis points. For purposes of the shock analysis reported in Table 4, their rates were reduced to 0%.

Note H—To obtain information on the performance ratios for peer banks, the Company primarily uses The FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company’s information. For this quarter, the peer information is for the fourth quarter of 2005. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

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

Note J—Changes in intermediate-term rates do not immediately impact prepayment rates on residential loans and mortgage backed securities (“MBS”) investments. Customers apply for refinancing mortgages when rates drop, but it takes about two months before the applications can be processed and the old loans paid off.

Note K—To understand what appears to be a high APR for RALs, it may help to see the credit cost of the average RAL expressed as an APR. The average RAL is approximately $3,300. For 2005, the Company charged-off an average of about 113 basis points. 113 basis points for an average loan would be $37.29. Expressed as an APR, the $37.29 would be 41.2%. Funding and processing costs are incurred in addition to the credit costs.

Note L—In general, the Company cannot distribute in dividends more than its earnings over the last three years.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section on interest rate sensitivity.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company has been named in three class action lawsuits related to refund anticipation loans. These suits are described in Note 10, “Commitments and Contingencies,” to the Consolidated Financial Statements. One of them has been decided in favor of the Company but is being appealed by the plaintiffs. The Company does not expect that the suits will have any material impact on its financial condition or operating results.

The Company is involved in various litigation of a routine nature, which is being handled and defended in the ordinary course of the Company’s business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company’s financial position.

Item 1A	Risk Factors

There have been no material changes to the Risk Factors discussed in the MD&A of the 2005 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(dollars in thousands)		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
Begin Date	End Date
01/01/2006	01/31/2006	—	n/a	—	$18,933
02/01/2006	02/28/2006	—	n/a	—	$18,933
03/01/2006	03/31/2006	—	n/a	—	$18,933

Total		—	n/a	—

On July 17, 2003, the Company announced its Board of Directors had authorized the repurchase of up to $20 million of its common stock. Due to the anticipated capital requirements of the Company’s acquisition of Pacific Crest Capital, the Company stopped repurchasing shares in August 2003 after purchasing only $1.1 million from the authorized amount. Management anticipates that its share repurchase activity will be modest in the foreseeable future because of the anticipated impact on capital from the purchase of First Bancshares, Inc. in August 2005 and because it appears that the economy is relatively strong and loan demand is expected to increase. This authorization has no expiration date and the Company had no prior plans that expired during the first quarter of 2006.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit Number	Item Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ William S. Thomas, Jr.	May 10, 2006
William S. Thomas, Jr. President Chief Executive Officer

/s/ Joyce M. Clinton	May 10, 2006
Joyce M. Clinton Executive Vice President Chief Financial Officer