Form 10-Q
period 2006-06-30
PACIFIC CAPITAL BANCORP /CA/
filed 2006-08-09
CIK 357264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer   ☒                     Accelerated filer   ☐                     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Common Stock - As of July 27, 2006 there were 47,232,766 shares of the issuer’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements and notes begin on the next page.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Balance Sheets

(dollar and share amounts in thousands except per share amounts)

	June 30, 2006 (Unaudited)	December 31, 2005
Assets:
Cash and due from banks	$215,969	$158,880
Securities available-for-sale, at fair value	1,262,684	1,369,549
Loans, net of allowance of $53,638 at June 30, 2006 and $55,598 at December 31, 2005	5,176,666	4,841,688
Premises, equipment and other long-term assets	111,421	115,831
Accrued interest receivable	29,778	28,994
Goodwill	140,584	140,584
Other intangible assets	8,218	9,888
Other assets	237,420	210,745

Total assets	$7,182,740	$6,876,159

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$1,103,422	$1,061,711
Interest-bearing deposits	3,738,717	3,956,155

Total deposits	4,842,139	5,017,866
Federal funds purchased and securities sold under agreements to repurchase	284,051	446,642
Long-term debt and other borrowings	1,374,964	793,895
Obligations under capital lease	9,420	9,317
Accrued interest payable and other liabilities	74,302	63,183

Total liabilities	6,584,876	6,330,903

Commitments and contingencies:
Shareholders’ equity:
Common stock (no par value; $0.25 per share stated value; 100,000 authorized; 46,790 outstanding at June 30, 2006 and 46,631 at December 31, 2005)	11,702	11,662
Preferred stock — no par value; shares authorized: 1,000; shares issued and outstanding: none	—	—
Surplus	113,158	107,829
Accumulated other comprehensive (loss) income	(9,971)	987
Retained earnings	482,975	424,778

Total shareholders’ equity	597,864	545,256

Total liabilities and shareholders’ equity	$7,182,740	$6,876,159

The accompanying notes are an integral part of these Consolidated Financial Statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(dollar and share amounts in thousands except per share amounts)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans	$98,811	$72,198	$301,156	$201,202
Securities	14,394	14,054	29,015	30,066
Federal funds sold and securities purchased under agreements to resell	—	56	126	306

Total interest income	113,205	86,308	330,297	231,574

Interest expense:
Deposits	27,837	15,963	53,364	29,703
Federal funds purchased and securities sold under agreements to repurchase	4,681	1,033	9,846	2,434
Other borrowed funds	11,261	7,615	22,521	15,357

Total interest expense	43,779	24,611	85,731	47,494

Net interest income	69,426	61,697	244,566	184,080
Provision for credit losses	5,956	7,901	54,102	46,913

Net interest income after provision for credit losses	63,470	53,796	190,464	137,167

Non-interest revenue:
Service charges on deposits	4,108	4,272	8,106	8,563
Trust fees	4,340	4,014	8,840	8,369
Refund transfer fees	5,110	3,864	44,564	24,685
Other service charges, commissions and fees, net	7,104	4,168	17,560	12,025
Net gain on sale of tax refund loans	—	—	43,163	26,023
Net (loss) gain on securities transactions	—	(621)	147	(730)
Other income	1,634	2,282	3,806	4,202

Total non-interest revenue	22,296	17,979	126,186	83,137

Operating expense:
Salaries and benefits	31,500	24,463	66,115	52,694
Net occupancy expense	4,580	4,086	9,395	8,165
Equipment expense	2,602	2,709	5,015	5,070
Refund program and technology fees	2,663	—	54,706	—
Other expense	27,078	17,075	56,206	35,912

Total operating expense	68,423	48,333	191,437	101,841

Income before income taxes	17,343	23,442	125,213	118,463
Provision for income taxes	5,824	8,999	46,325	44,614

Net income	$11,519	$14,443	$78,888	$73,849

Earnings per share - basic	$0.25	$0.32	$1.69	$1.61
Earnings per share - diluted	$0.24	$0.31	$1.68	$1.60
Average number of shares - basic	46,734	45,844	46,701	45,811
Average number of shares - diluted	47,091	46,220	47,077	46,173
Dividends declared per share	$0.22	$0.20	$0.44	$0.38
Dividends paid per share	$0.22	$0.20	$0.44	$0.38

The accompanying notes are an integral part of these Consolidated Financial Statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Six-Month Periods Ended June 30,
	2006	2005
Cash flows from operating activities:
Net Income	$78,888	$73,849
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	15,043	5,463
Stock-based compensation	2,674	—
Tax expense of stock-based compensation	(1,266)	—
Provision for credit losses	54,102	46,913
Net amortization of discounts and premiums for securities	(2,109)	880
Reverse amortization on capital lease	103	49
Amortization of net deferred loan fees	2,481	2,899
Net (gain) loss on sales and calls of securities	(147)	730
Change in accrued interest receivable and other assets	506	(5,750)
Change in accrued interest payable and other liabilities	11,119	17,910

Net cash provided by operating activities	161,394	142,943

Cash flows from investing activities:
Proceeds from sales of AFS securities	—	47,400
Proceeds from calls, maturities, and partial paydowns of AFS securities	142,650	168,962
Purchase of AFS securities	(52,435)	(100,816)
Purchase of Bank Owned Life Insurance	—	(25,000)
Net increase in loans made to customers	(391,561)	(252,531)
FHLB stock (purchases) redemptions	(19,991)	334
Net purchase or investment in premises and equipment	(8,989)	(12,540)

Net cash used in investing activities	(330,326)	(174,191)

Cash flows from financing activities:
Net (decrease) increase in deposits	(175,727)	111,742
Net (decrease) in borrowings with maturities of 90 days or less	(162,591)	(104,697)
Proceeds from long-term debt and other borrowing	2,113,429	137,000
Payments on long-term debt and other borrowing	(1,532,360)	(84,787)
Tax benefit of stock-based compensation	1,266	—
Proceeds from issuance of common stock	2,695	4,116
Dividends paid	(20,691)	(17,396)

Net cash provided by financing activities	226,021	45,978

Net increase in cash and cash equivalents	57,089	14,730
Cash and cash equivalents at beginning of period	158,880	133,116

Cash and cash equivalents at end of period	$215,969	$147,846

Supplemental disclosure:
Interest paid during period	$80,257	$46,896
Income taxes paid during period	$31,424	$27,820

The accompanying notes are an integral part of these Consolidated Financial Statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	For the Three-Month Period Ended June 30, 2006			For the Three-Month Period Ended June 30, 2005
	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount
Net Income	$17,343	$5,824	$11,519	$23,442	$8,999	$14,443
Other comprehensive income:
Net unrealized (loss) gain on securities:
Net unrealized holding (losses) gains arising during period	(10,321)	(4,340)	(5,981)	22,169	9,322	12,847
Less: reclassification adjustment for (losses) gains included in net income	—	—	—	(621)	(261)	(360)

Other comprehensive (loss) income	(10,321)	(4,340)	(5,981)	22,790	9,583	13,207

Comprehensive income	$7,022	$1,484	$5,538	$46,232	$18,582	$27,650

	For the Six-Month Period Ended June 30, 2006			For the Six-Month Period Ended June 30, 2005
	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount
Net Income	$125,213	$46,325	$78,888	$118,463	$44,614	$73,849
Other comprehensive income:
Net unrealized (loss) gain on securities:
Net unrealized holding (losses) gains arising during period	(18,760)	(7,889)	(10,871)	7,679	3,229	4,450
Less: reclassification adjustment for (losses) gains included in net income	147	62	85	(730)	(307)	(423)

Other comprehensive (loss) income	(18,907)	(7,950)	(10,957)	8,409	3,536	4,873

Comprehensive income	$106,306	$38,375	$67,931	$126,872	$48,150	$78,722

The accompanying notes are an integral part of these Consolidated Financial Statements.

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 30, 2006

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements and notes included in this Quarterly Report on Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 10-K”).

CONSOLIDATION AND BASIS OF PRESENTATION

The Consolidated Financial Statements include the parent holding company, Pacific Capital Bancorp (“Bancorp”), and its wholly owned subsidiaries, Pacific Capital Bank, N.A. (the “Bank” or “PCBNA”), two service corporations, and two securitization subsidiaries. The service corporations and one of the securitization subsidiaries are currently inactive. The other securitization subsidiary has engaged in tax refund anticipation loan (“RAL”) securitization transactions in the first quarters of 2006 and 2005 as described in Note 6, “Transfers and Servicing of Financial Assets” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. All references to the “Company” apply to Bancorp and its consolidated subsidiaries. There are four wholly owned but unconsolidated subsidiaries described in Note 1, “Summary of Significant Accounting Policies – Consolidation of Variable Interest Entities” to the Consolidated Financial Statements in the 2005 10-K. Based on the Company’s interpretation of the consolidation requirements related to these types of entities we have determined they do not need to be consolidated. Material intercompany balances and transactions have been eliminated.

The acquisition of First Bancshares, Inc. (“FBSLO”) and its wholly owned subsidiaries on August 1, 2005 is described in Note 2, “Mergers and Acquisitions” to the Consolidated Financial Statements in the 2005 10-K.

PCBNA operates under the brand names “Santa Barbara Bank & Trust,” “First National Bank of Central California,” “South Valley National Bank,” “San Benito Bank,” and “First Bank of San Luis Obispo” in its retail market areas. PCBNA also operates under the brand name “Pacific Capital Bank” for the three former offices of Pacific Crest Bank, which was merged into PCBNA as part of the March 5, 2004 acquisition of Pacific Crest Capital Inc. (“PCCI”), and the brand name “Pacific Capital Wealth Management Services” for its trust and investment services activities.

The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The condensed Consolidated Balance Sheet at December 31, 2005 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

SIGNIFICANT ACCOUNTING POLICIES REGARDING SPECIFIC ASSETS, LIABILITIES, AND INCOME STATEMENT ACCOUNTS

Except as noted below, the significant accounting policies for specific assets, liabilities and income statement accounts have not changed from those described in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in the 2005 10-K.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) on January 1, 2006. This statement requires the recognition of compensation expense during the vesting period directly associated with issued stock awards. The Company adopted the modified prospective method of accounting for stock options under SFAS No. 123(R). Under this method, the Company recognizes compensation expense for both new options and “unvested” options awarded in years prior to 2006, which had not yet vested at January 1, 2006, but the Company does not restate prior years’ numbers.

The fair values of the Company’s employee stock options are estimated at the date of grant using a binomial option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors, which would otherwise have a significant effect on the value of employee stock options granted but may not be considered by the model. Accordingly, while management believes that this option-pricing model provides a reasonable estimate of fair value, this model may not necessarily provide the best single measure of fair value for the Company’s employee stock options.

The table below shows the result of applying the provisions of SFAS No. 123(R) during the three and six-months ended June 30, 2006.

(dollars and shares in thousands)	For the Three-Month Period Ended June 30, 2006	For the Six-Month Period Ended June 30, 2006
Stock option based compensation expense	$592	$1,164
Stock option based compensation expense after tax	$343	$675
Impact of stock option based compensation expense:
Earnings per share	$—	$0.01
Diluted earnings per share	$0.01	$0.01
Fair value of options granted during the period	$1,407	$2,580
Number of stock option grants during the period	12	84
Restricted stock granted	197	261
Compensation expense recognized for restricted stock	$905	$1,510
Stock options exercised during the period	101	159
Funds received for stock options exercised	$582	$1,279

For purposes of the 2006 computation, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	4.58%
Expected life:	4 years for 5-year options, 6.5 years for 10-year options
Expected volatility 2 years:	0.2735
Expected volatility 4 years:	0.3090
Expected volatility 5 years:	0.3007
Expected volatility 6.5 years:	0.3198
Expected dividend	$0.88 per year

The following pro forma information presents the net income and earnings per share for the three and six-months ended June 30, 2005 as if the fair value method of SFAS No. 123(R) had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

(dollars in thousands except earnings per share)	For the Three-Month Period Ended June 30, 2005	For the Six-Month Period Ended June 30, 2005
Net Income, as reported	$14,443	$73,849
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(301)	(599)

Pro forma net income	$14,142	$73,250

Earnings Per Share:
Basic - as reported	$0.32	$1.61
Basic - pro forma	$0.31	$1.60
Diluted - as reported	$0.31	$1.60
Diluted - pro forma	$0.31	$1.59

For purposes of the 2005 computation, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	3.90%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 2 years:	0.3167
Expected volatility 4 years:	0.2799
Expected volatility 5 years:	0.2622
Expected dividend	$0.80 per year

Stock-based compensation, net of forfeitures, is recognized ratably over the requisite service period for all awards. Estimated future stock-based compensation expense related to unvested stock options totaled $3.6 million at June 30, 2006. The estimated future stock-based compensation expense decreased since last quarter due to modifying the assumed forfeiture rate. The weighted-average remaining vesting period, over which the expense will be recognized, was 2.3 years.

Included in the table above is the number of restricted stock grants and compensation expense recognized for restricted stock options. The expense for restricted stock is not included in the SFAS No. 123 (R) disclosures since they are accounted for as an expense from the time they are granted. The Company started granting restricted stock at the end of the second quarter in 2005. While not vested, a portion of the restricted stock must still be included in the average diluted shares outstanding for the computation of earnings per share as explained in Note 3, “Earnings Per Share” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The restricted stock granted to employees vests in annual increments of 5%, 10%, 15%, 30%, and 40%. The restricted stock granted to directors vests at the end of one year. Compensation expense for this stock is measured based on the closing price of the stock on the day of the grant. The compensation expense is recognized over the vesting period.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that any correction of an error in the financial statements of a prior period discovered subsequent to their issuance be reported as a prior-period adjustment by restating the prior period. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management has determined that the adoption of this statement will not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments, which have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Management does not expect that the adoption of this new standard will have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” The statement amends SFAS No. 140 by (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The Company must adopt the statement no later than January 1, 2007. Management does not expect that the adoption of this new standard will have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. The Company must adopt the interpretation by January 1, 2007. Management does not expect that the adoption of this new interpretation will have a material impact on the Company’s financial position, results of operations or cash flows.

2.	BUSINESS COMBINATIONS

The acquisitions of FBSLO on August 1, 2005 and PCCI on March 5, 2004 are described in Note 2, “Mergers and Acquisitions” in the Consolidated Financial Statements in the 2005 10-K. There was no material impact in the Company’s operating results for the three and six-month periods ended June 30, 2006 related to the acquisition of FBSLO or PCCI.

On May 16, 2006, PCBNA entered into an Asset Purchase Agreement with Morton Capital Management (“MCM”), a California-based registered investment advisor which at May 16, 2006 managed assets in excess of $800 million and provided planning and investment solutions to individuals, foundations, retirement plans and select institutional clients. The MCM acquisition will give us an opportunity to leverage our existing wealth management infrastructure across more assets while providing an expanded array of services for our wealth management clients and MCM’s customers. On July 1, 2006, PCBNA acquired substantially all of the assets and liabilities of MCM through a new wholly owned subsidiary of PCBNA. The Company has not disclosed pro forma information for the purchase of MCM, as the acquisition is not material to the Company as a whole.

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

The computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2006 and 2005, was as follows:

	Three-Month Periods		Six-Month Periods
(share and net income amounts in thousands)	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Period ended June 30, 2006
Numerator — Net Income	$11,519	$11,519	$78,888	$78,888

Denominator — weighted average shares outstanding	46,734	46,734	46,701	46,701

Plus: net shares issued in assumed stock option exercises		357		376

Diluted denominator		47,091		47,077

Earnings per share	$0.25	$0.24	$1.69	$1.68
Anti-dilutive options excluded		124		109

Period ended June 30, 2005
Numerator — Net Income	$14,443	$14,443	$73,849	$73,849

Denominator — weighted average shares outstanding	45,844	45,844	45,811	45,811

Plus: net shares issued in assumed stock option exercises		376		362

Diluted denominator		46,220		46,173

Earnings per share	$0.32	$0.31	$1.61	$1.60
Anti-dilutive options excluded		93		46

4.	SECURITIES AVAILABLE-FOR-SALE

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2006
Available-for-sale:
U.S. Treasury obligations	$89,801	$—	$(1,359)	$88,442
U.S. Agency obligations	243,119	—	(4,580)	238,539
Collateralized mortgage obligations	70,423	12	(1,963)	68,472
Mortgage-backed securities	662,920	380	(29,505)	633,795
Asset-backed securities	4,701	—	(11)	4,690
State and municipal securities	208,924	21,334	(1,512)	228,746

	$1,279,888	$21,726	$(38,930)	$1,262,684

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
Available-for-sale:
U.S. Treasury obligations	$100,208	$34	$(1,189)	$99,053
U.S. Agency obligations	261,854	23	(3,194)	258,683
Collateralized mortgage obligations	63,429	9	(1,186)	62,252
Mortgage-backed securities	721,704	662	(18,585)	703,781
Asset-backed securities	7,114	—	(20)	7,094
State and municipal securities	213,537	25,828	(679)	238,686

	$1,367,846	$26,556	$(24,853)	$1,369,549

Securities totaling approximately $1.17 billion and $1.28 billion at June 30, 2006 and December 31, 2005, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, Federal Home Loan Bank (“FHLB”) advances, customer repurchase agreements, and other borrowings as required or permitted by law.

Gains or losses may be realized on securities in the available-for-sale portfolio if the Company sells any of these securities in response to changes in interest rates or for other reasons related to the management of the components of the balance sheet.

The fair value of securities can change due to credit concerns and changes in interest rates. All securities held by the Company are classified as available-for-sale, and are therefore carried at their fair value with changes in fair value reflected in other comprehensive income.

The following table discloses securities balances by category, which are at an unrealized loss at June 30, 2006 and December 31, 2005 and the range of duration of the loss. The amount of unrealized losses at June 30, 2006 has increased $14.1 million from December 31, 2005. The increase in unrealized losses is due to changes in interest rates. The Company does not hold any securities for which it believes the impairment is due to credit concerns as described in SEC Staff Accounting Bulletin #59 and consequently the Company has no reason to believe the full par value of the securities will not be received.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2006
US Treasury/US Agencies	$135,843	$(2,502)	$191,138	$(3,436)	$326,981	$(5,938)
Mortgage-backed Securities	157,160	(4,586)	467,841	(24,919)	625,001	(29,505)
Municipal Bonds	24,878	(600)	16,892	(913)	41,770	(1,513)
Asset-backed Securities	736	(8)	3,953	(3)	4,689	(11)
Collateralized mortgage obligations	20,502	(323)	45,827	(1,640)	66,329	(1,963)

Subtotal, Debt Securities	339,119	(8,019)	725,651	(30,911)	1,064,770	(38,930)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$339,119	$(8,019)	$725,651	$(30,911)	$1,064,770	$(38,930)

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2005
US Treasury/US Agencies	$164,351	$(1,925)	$133,877	$(2,458)	$298,228	$(4,383)
Mortgage-backed Securities	281,303	(3,610)	410,473	(14,975)	691,776	(18,585)
Municipal Bonds	25,074	(216)	11,481	(463)	36,555	(679)
Asset-backed Securities	6,176	(19)	918	(1)	7,094	(20)
Collateralized mortgage obligations	32,284	(411)	28,629	(775)	60,913	(1,186)

Subtotal, Debt Securities	509,188	(6,181)	585,378	(18,672)	1,094,566	(24,853)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$509,188	$(6,181)	$585,378	$(18,672)	$1,094,566	$(24,853)

The Company has concluded that none of its securities is other than temporarily impaired.

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loan Categories

The balances in the various loan categories are as follows:

(dollars in thousands)	June 30, 2006	December 31, 2005
Real estate:
Residential - 1 to 4 family	$1,232,988	$1,128,318
Multi-family residential	272,229	256,857
Non-residential	1,172,675	1,160,864
Construction	454,197	374,500
Commercial loans	1,024,971	934,840
Home equity loans	349,419	319,195
Consumer loans	410,442	431,542
Tax refund loans	11,607	—
Leases	300,101	287,504
Other loans	1,675	3,666

Total loans	5,230,304	4,897,286
Allowance for credit losses	53,638	55,598

Net loans	$5,176,666	$4,841,688

The loan balances at June 30, 2006 and December 31, 2005 are net of approximately $6.9 million and $6.2 million, respectively, in deferred net loan fees. The leases reported in the table above are fully financed capital leases of commercial equipment. The Company is not in the business of automobile leasing.

Included among the loans reported in the table above are tax-exempt loans to cities and special districts. These obligations are not bonded, as are the municipal obligations in the securities portfolio.

Impaired Loan Information

The following table discloses balance information about the impaired loans and the related allowance as of June 30, 2006, December 31, 2005 and June 30, 2005:

(dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Impaired loans for which a valuation allowance has been established	$4,886	$1,960	$5,718
Impaired loans for which no valuation allowance has been established	36,588	58,516	33,217

Loans identified as impaired	$41,474	$60,476	$38,935

The amount of valuation allowance for impaired loans as of June 30, 2006, December 31, 2005 and June 30, 2005 was $1.0 million, $308,000 and $1.3 million, respectively.

The following table discloses additional information about impaired loans for the three and six-month periods ended June 30, 2006 and 2005:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(dollars in thousands)	2006	2005	2006	2005
Average amount of recorded investment in impaired loans for the period	$38,754	$36,817	$43,090	$34,695
Interest recognized during the period for impaired loans	$1,005	$435	$1,695	$566

Allowance for Loan Losses

The table below summarizes the activity in the allowance for loan losses. The valuation allowance for impaired loans of $1.0 million as of June 30, 2006 is included in the “All Other Loans” column.

(dollars in thousands)	All Other Loans	Tax Refund Loans	Total
For the quarter-ended June 30, 2006:
Balance March 31, 2006	$49,356	$5,320	$54,676
Provision for credit losses	6,837	(881)	5,956
Credit losses charged against allowance	(5,523)	(4,904)	(10,427)
Recoveries added to allowance	2,249	1,184	3,433

Balance, June 30, 2006	$52,919	$719	$53,638

For the Six-Months ended June 30, 2006:
Balance, December 31, 2005	$55,598	$—	$55,598
Provision for credit losses	8,812	45,290	54,102
Credit losses charged against allowance	(16,265)	(58,949)	(75,214)
Recoveries added to allowance	4,774	14,378	19,152

Balance, June 30, 2006	$52,919	$719	$53,638

For the quarter-ended June 30, 2005:
Balance March 31, 2005	$47,790	$8,203	$55,993
Provision for credit losses	4,786	3,115	7,901
Credit losses charged against allowance	(4,610)	(15,524)	(20,134)
Recoveries added to allowance	1,935	4,670	6,605

Balance, June 30, 2005	$49,901	$464	$50,365

For the Six-Months ended June 30, 2005:
Balance, December 31, 2004	$53,977	$—	$53,977
Provision for credit losses	6,271	40,642	46,913
Credit losses charged against allowance	(14,330)	(48,955)	(63,285)
Recoveries added to allowance	3,983	8,777	12,760

Balance, June 30, 2005	$49,901	$464	$50,365

Loans secured by first trust deeds on residential and commercial property of $1.95 billion and $1.75 billion at June 30, 2006 and December 31, 2005, respectively, were pledged to the FHLB as security for borrowings.

During the first six months of 2006, the Company originated RALs totaling $6.1 billion. As indicated in the table of loans, there remained $11.6 million of RALs as of June 30, 2006. As of June 30, 2006, there were net charge-offs associated with the RAL program of $44.6 million. The remaining balance of RALs will be collected or completely charged-off by December 31, 2006.

Letters of Credit and Other Contractual Commitments

The nature of these commitments is described in Note 18, “Commitments and Contingencies” to the Consolidated Financial Statements in the 2005 10-K. As of June 30, 2006 and December 31, 2005, the contractual notional amounts and the maturity of these instruments are as follows:

	As of June 30, 2006					As of December 31, 2005
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Commercial lines of credit	$278,881	$168,744	$52,848	$100,289	$600,762	$550,165
Consumer lines of credit	3,607	6,916	14,735	320,011	345,270	330,257
Standby letters of credit and financial guarantees	42,913	40,098	20,577	789	104,378	96,074

Total	$325,401	$215,758	$88,160	$421,090	$1,050,410	$976,496

The Company anticipates a majority of the above commitments will not be fully drawn by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines (the Company does not make credit card loans) and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies.

The Company has established a liability for estimated credit losses on letters of credit and other credit commitments. In accordance with GAAP, this liability is not included as part of the allowance for credit loss reported on the consolidated balance sheets for outstanding loans. Instead, the liability is included in other liabilities. The expense to establish and maintain this liability is included in other expense rather than in provision for credit losses. The balance of the liability at June 30, 2006 was $1.1 million.

The following table shows the activity in this reserve account for the three and six-month periods ended June 30, 2006 and 2005:

	Three-Months ended June 30,		Six-Months ended June 30,
(dollars in thousands)	2006	2005	2006	2005
Beginning estimate	$1,040	$1,307	$1,685	$1,232
Additions and other changes	(67)	(32)	(741)	43
Funded and written-off	108	(148)	137	(148)

Ending estimate	$1,081	$1,127	$1,081	$1,127

6.	TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Refund Anticipation Loan Securitization

The RAL and Refund Transfer (“RT”) programs are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tax Refund Anticipation Loan and Refund Transfer Programs” and Note 11, “Transfers and Servicing of Financial Assets” to the Consolidated Financial Statements in the 2005 10-K. During the first quarters of 2006 and 2005, the Company sold a portion of RALs through a special purpose entity, SBB&T RAL Funding Corporation. The Company acted as the servicer for all such RALs during the securitization periods. The securitization of RALs was completed by March 31, 2006 and 2005, respectively. There is a potential for subsequent recoveries on loans charged-off in the first quarter’s securitization. The impact of these recoveries in 2006 is expected to be immaterial to the financial statements. They will be recognized in subsequent quarters along with recoveries of other charged-off RALs as they are realized.

In 2006, the agreement governing these RAL securitization transactions allowed the Company to securitize up to $1.1 billion of loans at any one time. As loans are paid, the Company may securitize new loans. The total amount of loans securitized in 2006 was $1.5 billion. In 2005, the agreement governing these RAL securitization transactions allowed the Company to securitize up to $1.0 billion of loans at any one time. In 2005, the Company securitized a total of $1.5 billion of loans. The securitization arrangements used for funding involve a “true sale” of the loans into the securitization vehicle. Under the terms of the securitization, the loans are sold for their face value less a discount representing the Company’s retained interest in the loans. The Company is charged fees in connection with its securitization transactions based on the size of the commitment to purchase and how much of the commitment is utilized. Any of the loans sold into the securitization, which are not repaid by the Internal Revenue Service, are charged against the Company’s retained portion of the loans until that amount is exhausted. The securitization purchasers would recognize losses on defaulted loans in excess of the discount.

Normally, a securitization of loans impacts the timing of the recognition of income. That is, the seller may recognize income from the loans in different periods than if the loans were not securitized. Typically, a gain on sale is recognized at the time of securitization. This gain represents the present value of the difference between the interest rate on the loan and the lower interest rate that is paid to the securitization purchaser on the third party securities it issues. Because this difference is recognized at the time of the sale of the loans into the securitization vehicle, securitizing generally accelerates income recognition. However, in the case of the RAL securitization, because it is initiated and closed within the same quarter, and because the RALs sold would have been made and paid-off within the same fiscal quarter, there is no acceleration of income, and the timing of the amounts of income and expense are the same as they would be if the loans were not securitized. With the exception of the commitment and utilization fees charged to the Company, the only accounting impact from securitizing a portion of the RALs is to change the category on the income statement where the operating results are reported. All cash flows associated with the RALs sold to the Company’s securitization vehicle were reported net as a gain on sale of loans. This gain account is reported as a separate line on the statement of income as non-interest revenue. The cash flows associated with these RALs are net of the fee income received from the customer, the interest expense paid to fund the loans, and the credit cost for defaulted loans.

The default rate of the loans is unaffected by whether they are securitized, and in both years, defaulted loans were less than the Company’s retained interest, so the only impact of the securitization on defaulted loans is the reclassification of losses from provision for credit losses to an offset against the gain on sale.

The accounting for the securitization is also impacted by the change in the Company’s agreements with one of the tax preparers, Jackson Hewitt Tax Services, Inc. (“JHTS”) at whose offices the loans are offered. See Note 11, “Refund Program and Technology Fees” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a description of the impact for changes in the Company’s agreements with JHTS.

The following table summarizes the components of the gain on sale of RALs for the six-month periods ended June 30, 2006 and 2005. All RAL securitization-related activities occur only in the first quarter of the year. As noted above, the amount of the gain on the securitization is impacted by the changes in the agreements with JHTS.

RAL GAIN ON SALE SUMMARY

	Six-Months Ended June 30,
(dollars in thousands)	2006	2005
RAL fees	$60,867	$39,310
Fees paid to investor	(1,796)	(1,082)
Commitment fees paid	(1,155)	(1,250)
Credit losses	(14,753)	(10,955)

Net gain on sale of RALs	$43,163	$26,023

7.	FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased consist of unsecured overnight borrowings from other financial institutions. Securities sold under agreements to repurchase (“repos”) are borrowings by the Company collateralized by pledging some of the Company’s investment securities. Federal funds purchased and overnight repos are used to balance short-term mismatches between cash inflows from deposits, loan repayments, maturing securities and cash outflows to fund loans, purchase securities and deposit withdrawals. Repos of several weeks to several months’ maturity are offered to customers that wish to place funds with PCBNA in excess of the $100,000 FDIC limit on deposit insurance. The terms of these borrowings are described in Note 13, “Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” to the Consolidated Financial Statements in the 2005 10-K.

8.	LONG-TERM DEBT, OTHER BORROWINGS, AND CAPITAL LEASE OBLIGATION

Long-term debt and other borrowings and the capital lease obligation include the following items:

(dollars in thousands)	June 30, 2006	December 31, 2005
Long-term debt and other borrowings:
Federal Home Loan Bank advances	$1,171,340	$587,999
Treasury Tax & Loan amounts due to Federal Reserve Bank	6,665	8,814
Subordinated debt issued by the Bank	121,000	121,000
Senior debt issued by the Bancorp	37,000	37,000
Subordinated debt issued by the Bancorp	38,959	39,082

Total long-term debt and other borrowings	1,374,964	793,895
Obligation under capital lease	9,420	9,317

Total long-term debt and other borrowing and obligations under capital lease	$1,384,384	$803,212

As of June 30, 2006, the FHLB advances had the following maturities: $446 million in 1 year or less; $439 million in 1 to 3 years; and $286 million in more than 3 years. Of the subordinated debt issued by the Bank, $36 million is due in 2011, $35 million is due in 2013, and $50 million is due in 2015. The Treasury Tax and Loan notes are due on demand.

On July 6, 2006, the Company repaid $37.0 million in principal amount of 7.54% senior notes issued by Bancorp. The senior notes were refinanced by issuing trust preferred securities of $38 million on July 5, 2006 by establishing Pacific Capital Statutory Trust I (“Trust”) which issued and sold $38 million of floating rate capital securities in a private placement to institutional investors and issued $1.2 million in floating rate common securities to the Company. The Trust used the proceeds of these issuances to purchase $39.2 million of the Company’s floating rate junior subordinated deferrable interest debentures with a maturity of September 15, 2036. The terms for the capital securities and the debentures are essentially identical. Interest is paid quarterly on March 15, June 15, September 15 and December 15 of each year. The interest rate is currently 7.19% and will adjust at each quarterly payment at a rate equal to the three-month LIBOR plus 1.70%.

Since December 31, 2005, the Company has converted short-term FHLB advances to long-term FHLB advances with fixed interest rates. Below is a listing of the long-term, fixed-rate advances entered into with FHLB during 2006:

(dollars in thousands)

Amount of Advance	Funding Date	Maturity Date	Interest Rate
$ 10,000	1/27/2006	11/09/2009	4.84%
10,000	1/27/2006	7/21/2009	4.83%
10,000	1/27/2006	4/08/2009	4.82%
10,000	3/10/2006	3/05/2010	5.15%
10,000	3/15/2006	4/01/2010	5.08%
20,000	6/6/2006	7/25/2007	5.35%
20,000	6/6/2006	11/14/2007	5.35%
15,000	6/6/2006	5/09/2007	5.35%
20,000	6/6/2006	1/09/2008	5.35%
20,000	6/6/2006	5/14/2008	5.33%
50,000	6/23/2006	6/23/2009	5.58%
50,000	6/26/2006	6/27/2011	5.64%
50,000	6/27/2006	11/17/2008	5.58%
50,000	6/27/2006	7/14/2008	5.59%
50,000	6/27/2006	12/15/2009	5.60%
50,000	6/29/2006	7/09/2007	5.62%

$445,000

The “Subordinated debt issued by Bancorp” was assumed in connection with the PCCI and FBSLO acquisitions. This debt is owed to the four business trust subsidiaries of the Company that were obtained in the acquisitions. The terms of these notes are described in Note 14, “Long-Term Debt and Other Borrowings” to the Consolidated Financial Statements in the 2005 10-K.

The capital lease obligation is also described in Note 14, “Long-Term Debt and Other Borrowings” to the Consolidated Financial Statements in the 2005 10-K.

9.	OTHER POSTRETIREMENT HEALTH BENEFITS

All eligible retirees may obtain health insurance coverage through the Company’s Retiree Health Plan (“Plan”). The Plan, the liability recognized by the Company, and the periodic expense to recognize the Company’s increasing obligations under the Plan are described in detail in Note 15, “Other Postretirement Benefits” to the Consolidated Financial Statements in the 2005 10-K.

The Medicare Prescription Drug, Improvement and Modernization Act was enacted in 2003. The periodic expense recognized by the Company for the first six months of 2005 and 2006 reflects the amount associated with the federal subsidy provided by the act.

The amount of the periodic expense recognized in the three and six-month periods ending June 30, 2006 and 2005 are disclosed in the following table.

	For the Three- Month Periods Ended June 30,		For the Six- Month Periods Ended June 30,
(dollars in thousands)	2006	2005	2006	2005
Service cost	$427	$433	$853	$866
Interest cost	266	228	533	455
Return on assets	(167)	(137)	(334)	(274)
Recognized gains or (losses)	90	74	181	149

Total	$616	$598	$1,233	$1,196

10.	COMMITMENTS AND CONTINGENCIES

The following table shows the contractual lease obligations the Company is committed to pay.

	As of June 30, 2006					As of December 31, 2005
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Non-cancelable leases	$10,846	$17,755	$9,335	$13,210	$51,145	$45,975
Capital leases	344	742	906	24,488	26,480	26,652

Total	$11,190	$18,497	$10,241	$37,698	$77,625	$72,627

The terms of the leases are discussed in Note 18, “Commitments and Contingencies” to the Consolidated Financial Statements in the 2005 10-K.

Legal

The Company has been a defendant in a class action lawsuit brought on behalf of persons who entered into a RAL application and agreement (the “RAL Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on March 18, 2003 in the Superior Court in San Francisco, California as Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A., and Jackson-Hewitt, Inc. The Company is a party to a separate cross-collection agreement with each of the other RAL lenders by which it agrees to collect sums due to those other lenders on delinquent RALs by deducting those sums from tax refunds due to its RAL customers and remitting those funds to the RAL lender to whom the debt is owed. This cross-collection procedure is disclosed in the RAL Agreement with the RAL customer and is specifically authorized and agreed to by the customer. The plaintiff does not contest the validity of the debt, but contends that the cross-collection is illegal and requests damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. Venue for this suit was changed to Santa Barbara. The Company filed an answer to the complaint and a cross complaint for indemnification against the other RAL lenders. On May 4, 2005, a superior court judge in Santa Barbara granted a motion filed by the Company and the other RAL lenders, which resulted in the entry of a judgment in favor of the Company dismissing the suit. The plaintiffs have filed an appeal. A hearing before the Court of Appeal was held on June 14, 2006, and the matter was taken under submission. The Company continues to believe that there is no merit to the claims made in this action and intends to vigorously defend itself during the appellate process.

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

The Company is a defendant in a class action lawsuit brought on behalf of residents of the State of New York who engaged Jackson Hewitt, Inc. (“JHI”) to provide tax preparation services and who through JHI entered into an agreement with the Company to receive a RAL. JHI is also a defendant. The lawsuit was filed on June 18, 2004, in the Supreme Court of the State of New York, County of New York as Myron Benton v. Jackson Hewitt, Inc. and Santa Barbara Bank & Trust Co. As part of the RAL documentation, the customer receives and signs a disclosure form which discloses that the Company may share a portion of the federal refund processing fee and finance charge with JHI. The plaintiffs allege that the failure of JHI and the Company to disclose the specific amount of the fee that JHI receives is unlawful and request damages on behalf of the class, injunctive relief, punitive damages and attorneys’ fees. The Company filed a motion to dismiss the complaint. In response to the complaint, on December 22, 2004, the plaintiffs filed an amended complaint. The amended complaint added three new causes of action: 1) a cause of action for an alleged violation of California Business and Professions Code Sections 17200 and 17500, et seq, as a result of alleged deceptive business practices and false advertising; 2) a cause of action for an alleged violation of California Consumer Legal Remedies Act, California Civil Code Section 1750, et seq; and 3) a cause of action for alleged negligent misrepresentation. The Company filed a motion for summary judgment. The plaintiffs filed a motion for partial summary judgment. Following a court hearing on December 6, 2005, the judge took the matter under submission. In an opinion filed on July 26, 2006, the judge ruled in favor of the Company and JHI and ordered that 1) the plaintiffs’ motion for summary judgment is denied; 2) the Company’s and JHI’s motions for summary judgment are granted; 3) the complaint is dismissed; and 4) judgment to be entered accordingly.

The Company is involved in various lawsuits of a routine nature that are being handled and defended in the ordinary course of the Company’s business. Expenses are being incurred in connection with defending the Company, but in the opinion of management, based in part on consultation with legal counsel, the resolution of these lawsuits will not have a material impact on the Company’s financial position, results of operations or cash flows.

11.	REFUND PROGRAM AND TECHNOLOGY FEES

The Company contracts with electronic filers, professional tax preparers, and companies with franchise tax preparation services. Generally, the fee collected for RAL and RT products is split with these contractors to compensate them for the services they provide to the Company. These services include, among other things, most of the customer contact and assistance with completing loan or transfer applications. Among these contractors is JHTS. The Company has contracted with JHTS and its predecessors for seven years.

In 2006, the Company and JHTS entered into two new agreements. Among other changes, the agreements provide for a change in the method by which JHTS is compensated for the services it provides to the Company. The fee-splitting arrangement provided for in the earlier agreements is eliminated, and, under the revised agreements, JHTS is compensated for the services it provides through fixed fees for program and technology services.

This change in the method of payment has had little net impact on operating results, as the amount of the fixed fees is approximately equal to what would have been paid under the prior agreement. While the “economics” are virtually the same under the new agreements as under the old, the presentation is different. Under the previous agreement, the fees were recognized net of the amount of the fee split with JHTS. Under the new agreements, all revenue from the RALs and RTs are recognized by the Company and the program and technology fees paid to JHTS are shown as an operating expense. The impacts of these changes are apparent in the increase in RAL and RT income, the increase in the gain on sale of RALs into the securitization vehicle as disclosed in Note 6, “Transfers and Servicing of Financial Assets” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the increase in provision expense for RALs, and in the new expense category included on the Company’s Consolidated Statement of Income for 2006 reporting an expense of $54.7 million.

12.	OTHER EXPENSE

The increase in other expense during the second quarter of 2006 includes a number of items resulting from the new IT System including consulting fees, software depreciation expense and software write-offs. The write-off amount was $734,000 relating to purchased software which was amortizing but that was no longer in use. The Company has experienced performance issues related to the IT system implementation. Management is currently assessing the technology environment. Future impairment charges and staff eliminations may be recognized from this assessment. Also included in the increase of other expense are consulting fees to assist in the compliance with the Sarbanes-Oxley Act of 2002 (“SOX”) and for enterprise risk management.

13.	SEGMENT DISCLOSURE

The following table presents information for each segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by management. Information regarding how the Company determines its segments and how profit or loss is measured is provided in Note 25, “Segment Reporting,” to the Consolidated Financial Statements included in the 2005 10-K.

The following tables disclose segment performance for the three and six-month periods ended June 30, 2006 and 2005.

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three-Months Ended June 30, 2006
Revenues from external customers	$62,115	$38,348	$12,562	$4,406	$19,632	$137,063
Inter-segment revenues	41,041	—	1,881	270	14,196	57,388

Total revenues	$103,156	$38,348	$14,443	$4,676	$33,828	$194,451

Profit (Loss)	$41,711	$21,645	$4,686	$2,766	$(51,903)	$18,905
Interest income	53,534	37,767	4,788	—	18,678	114,767
Interest expense	21,851	—	1,384	287	20,257	43,779
Internal charge for funds	23,396	14,830	302	—	18,860	57,388
Depreciation	1,804	28	193	13	1,594	3,632
Total assets	2,863,645	1,969,495	10,967	1,459	2,337,174	7,182,740
Capital expenditures	—	—	—	—	6,129	6,129

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three-Months Ended June 30, 2005
Revenues from external customers	$49,045	$28,885	$7,234	$4,077	$16,650	$105,891
Inter-segment revenues	35,501	—	999	579	14,181	51,260

Total revenues	$84,546	$28,885	$8,233	$4,656	$30,831	$157,151

Profit (Loss)	$36,931	$15,251	$(366)	$3,109	$(29,879)	$25,046
Interest income	41,096	28,670	2,531	—	15,653	87,950
Interest expense	12,075	—	803	333	11,400	24,611
Internal charge for funds	21,155	12,014	358	—	17,733	51,260
Depreciation	1,121	31	193	16	1,372	2,733
Total assets	2,227,920	1,703,014	216,885	1,364	2,018,298	6,167,481
Capital expenditures	—	—	—	—	6,706	6,706

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Six-Months Ended June 30, 2006
Revenues from external customers	$120,141	$73,718	$215,400	$8,968	$41,368	$459,595
Inter-segment revenues	82,966	—	10,410	596	24,891	118,862

Total revenues	$203,107	$73,718	$225,810	$9,564	$66,259	$578,457

Profit (Loss)	$82,153	$40,261	$92,207	$5,691	$(91,986)	$128,325
Interest income	103,482	72,562	118,263	—	39,102	333,409
Interest expense	41,486	—	6,960	600	36,685	85,731
Internal charge for funds	45,977	29,488	5,881	—	37,515	118,862
Depreciation	3,142	56	388	27	3,088	6,701
Total assets	2,863,645	1,969,495	10,967	1,459	2,337,174	7,182,740
Capital expenditures	—	—	—	—	8,989	8,989

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Six-Months Ended June 30, 2005
Revenues from external customers	$93,557	$56,496	$121,076	$8,471	$38,307	$317,907
Inter-segment revenues	68,401	—	5,686	1,064	25,423	100,574

Total revenues	$161,958	$56,496	$126,762	$9,535	$63,730	$418,481

Profit (Loss)	$71,278	$30,449	$67,454	$6,286	$(53,808)	$121,659
Interest income	77,714	55,816	64,906	—	36,372	234,808
Interest expense	22,255	—	2,687	559	21,993	47,494
Internal charge for funds	39,670	22,568	2,699	4	35,633	100,574
Depreciation	2,305	65	385	32	2,676	5,463
Total assets	2,227,920	1,703,014	216,885	1,364	2,018,298	6,167,481
Capital expenditures	—	—	—	—	12,540	12,540

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the Consolidated Statements of Income for the three and six-month periods ended June 30, 2006 and 2005.

	Three-Months Ended June 30,		Six-Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005
Total revenues for reportable segments	$194,451	$157,151	$578,457	$418,481
Elimination of Inter-segment revenues	(57,388)	(51,260)	(118,862)	(100,574)
Elimination of taxable equivalent adjustment	(1,562)	(1,604)	(3,112)	(3,196)

Total consolidated revenues	$135,501	$104,287	$456,483	$314,711

Total profit or loss for reportable segments	$18,905	$25,046	$128,325	$121,659
Elimination of taxable equivalent adjustment	(1,562)	(1,604)	(3,112)	(3,196)

Income before income taxes	$17,343	$23,442	$125,213	$118,463

The recognition of interest income and interest expense, the funds transfer pricing that credits or charges segments for the funds they provide or use, the allocation of provision expense, and the treatment of fixed assets and depreciation expense are all described in Note 25, “Segment Reporting,” to the Consolidated Financial Statements in the 2005 10-K.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY RESULTS

In the second quarter ended June 30, 2006 and six-months ended June 30, 2006, the Company experienced strong loan growth in the construction, commercial, residential real estate and home equity loan portfolios, higher than expected net income from the RAL and RT programs and higher non-interest revenue in the consolidated entity excluding the RAL and RT programs (“Core Bank”). These gains, however, were offset by higher interest expense due in large part to a shortfall in our deposit gathering goals that resulted in the use of more expensive sources of wholesale funding to support our loan growth, higher operating expenses related primarily to outside consultants to assist with our compliance with SOX, staff augmentation for enterprise risk management, and our ongoing IT system conversion projects. We expect the higher level of expenses related to these efforts to decrease by year-end.

Net income for the second quarter was $11.5 million, compared with $14.4 million reported for the second quarter of 2005 or a decrease of $2.9 million or 20.2%. Diluted earnings per share for the second quarter of 2006 were $0.24, compared with $0.31 reported for the second quarter of 2005. The RAL and RT programs generated a pre-tax increase of $4.1 million. Core Bank key drivers include higher operating expenses of $15.5 million or 35.1% and interest expense of $18.6 million or 78.1%, offset by higher interest income of $24.6 million or 29.4% and higher non-interest revenue of $1.2 million or 9.4%.

For the six-months ended June 30, 2006, net income increased by $5.0 million or 6.8% from the six-months ended June 30, 2005 largely due to the continued success of the RAL and RT programs generating a pre-tax increase of $23.3 million or 36.1% over June 30, 2005 when excluding inter-segment revenues and internal charges. The Core Bank’s net interest income increased $11.4 million or 9.3%, non-interest revenue increased $2.1 million or 7.7%, offset by a higher provision for credit losses of $2.5 million or 40.5% and higher operating expenses of $27.4 million or 30.9% over the same six-month period ending June 30, 2005. The increase in net interest income, provision for credit losses and non-interest revenue reflects the growth in the loan portfolio in 2006. The Company is in the process of implementing a number of expense reduction initiatives to improve our Core Bank’s efficiency ratio to a range of 65% to 68% by the fourth quarter of 2006 and to assist us with achieving our long-term profitability goals.

Performance Ratios

Financial institutions commonly report the performance ratios shown below. The performance ratios enable comparability regardless of size of the institution. The performance ratios are listed with and without the RAL and RT programs.

A common means of measuring the operating efficiency for banks is a ratio that divides the non-interest or operating expense of the bank by its net revenues (Note F). Notes designated by a letter are notes to the financial statements that follow this discussion and analysis starting on page 53 in this Quarterly Report on Form 10-Q. Net revenues are stated on a tax-equivalent basis (Note D) and represent interest income and non-interest income less interest expense. Exclusive of the RAL and RT programs, the operating efficiency ratio reflects the relatively higher expenses at the Core Bank in the second quarter and year-to-date period of June 2006 compared to the same periods of 2005. The increase was driven by equipment depreciation and software amortization from the implementation of the enterprise-wide IT system, investments in the Company’s risk management infrastructure, the use of consultants to assist in meeting regulatory requirements for SOX and to provide technical expertise to optimize the new IT System. During the second quarter of 2006, we incurred one-time expenses for legal fees related to the debt refinancing, the write-off of software no longer in use, and the adoption of SFAS No. 123 (R) “Share-Based Payments.”

PERFORMANCE RATIOS (Note B)

	Three-Months Ended June 30, 2006		Three-Months Ended June 30, 2005
	Consolidated	Excluding RALs/RTs	Consolidated	Excluding RALs/RTs
Return on average assets	0.66%	0.56%	0.94%	1.03%
Return on average equity	7.77%	8.17%	11.50%	14.51%
Operating efficiency	73.35%	72.44%	59.01%	58.32%
Net interest margin	4.44%	4.24%	4.50%	4.41%

	Six-Months Ended June 30, 2006		Six-Months Ended June 30, 2005
	Consolidated	Excluding RALs/RTs	Consolidated	Excluding RALs/RTs
Return on average assets	2.24%	0.83%	2.40%	1.28%
Return on average equity	27.48%	12.00%	30.45%	18.35%
Operating efficiency	51.23%	70.19%	37.56%	57.98%
Net interest margin	7.56%	4.36%	6.56%	4.54%

The consolidated return on assets and return on equity ratios are higher than the ratios exclusive of RAL and RT results in the first quarter of each year. In subsequent quarters, the impact is much less as expenses are recognized for the RAL and RT programs throughout the year while substantially all of the corresponding revenues are generally recognized only in the first quarter.

BUSINESS

The Company is a bank holding company. Our bank subsidiary, Pacific Capital Bank, N.A., has 48 retail branch offices in eight counties along California’s Central Coast. PCBNA operates under the brand names “Santa Barbara Bank & Trust,” “First National Bank of Central California,” “South Valley National Bank,” “San Benito Bank,” and “First Bank of San Luis Obispo” in its retail market areas. PCBNA also operates under the brand name “Pacific Capital Bank” for the three former offices of Pacific Crest Bank, which was merged into PCBNA in March 2004.

Through PCBNA, we offer a full range of commercial banking services to households, professionals, and small to medium-sized businesses. These include various commercial, real estate and consumer loan, leasing and deposit products. PCBNA offers other services such as investment management and advisory services, trust and investment services, electronic fund transfers and safe deposit boxes to both individuals and businesses. In addition, services such as lockbox payment servicing, foreign currency exchange, letters of credit, and cash management are offered to business customers. Through PCBNA, we also offer products related to income tax returns filed electronically through our RAL and RT programs as described in “Business-Narrative Description of Business” in the 2005 10-K.

In addition to PCBNA, we have two service corporation subsidiaries and two securitization subsidiaries. The service corporation subsidiaries and one of the securitization subsidiaries are currently inactive. The other securitization subsidiary has engaged in RAL securitization transactions in the first quarters of 2006 and 2005.

On May 16, 2006, PCBNA entered into an Asset Purchase Agreement with Morton Capital Management (MCM), a California-based registered investment advisor. On July 1, 2006, PCBNA acquired substantially all of the assets and assumed substantially all of the liabilities of MCM through a wholly owned subsidiary pursuant to the terms of the Asset Purchase Agreement. The Company has not disclosed pro forma information for the purchase of MCM, as the acquisition is not material to the Company as a whole.

GAAP AND NON-GAAP MEASURES

Included in the 2005 10-K on page 11 is a detailed description of the non-GAAP measures used in various sections throughout this Quarterly Report on Form 10-Q. Management utilizes the non-GAAP measures for two reasons. First, because there are only two other financial institutions with nationwide refund programs of similar size to those of the Company, excluding the balances and results of operations for these programs allows management to compare the results of the Company’s traditional banking operations with the results of other financial institutions. Second, because of the high degree of seasonality in these programs, a disproportionate amount of earnings occurs in the first quarter of each year. Computing results of operations without these programs allows management to better identify quarter-to-quarter trends in performance of the traditional banking operations, which would be masked by the results of the RAL and RT programs in the consolidated figures. Consequently, the Company has provided these amounts and ratios both with and without the balances and results of the RAL and RT programs in its press releases and in its periodic quarterly and annual reports on Forms 10-Q and 10-K, respectively.

Note A to this discussion includes several tables that provide reconciliations for all numbers and ratios reported in this discussion exclusive of the RAL and RT programs balances or results to the same numbers and ratios for the Company as a whole reported in the Consolidated Financial Statements. The tables provide the consolidated numbers or ratios, the RAL and RT programs adjustment, and the numbers or ratios exclusive of the RAL and RT programs adjustment.

In addition to the non-GAAP measures computed in relation to the Company’s balances and results exclusive of its RAL and RT programs, this discussion contains other financial information determined by methods other than in accordance with GAAP. Management uses these non-GAAP measures in its analysis of the business and its performance. Specifically, net interest income, net interest margin and operating efficiency in this discussion are calculated on a fully tax-equivalent basis (“FTE”). The FTE calculation is explained in Note D on page 58 and Note A on page 56 includes a reconciliation of amounts with and without the FTE adjustment. Net interest income as reported on the Company’s Consolidated Income Statement in this Quarterly Report on Form 10-Q is not reported on an FTE basis.

CRITICAL ACCOUNTING POLICIES

A number of critical accounting policies are used in the preparation of the Company’s Consolidated Financial Statements. These relate to areas in which balances or results of operations are significantly dependent on estimates and judgments made by management. These include (1) the collectibility of loans and the allowance for credit loss, (2) realization of the benefit of the deferred tax asset, (3) actuarial estimates used in the Retiree Health Plan described in Note 9, (4) prepayment assumptions used in determining the amortization of premium and discount for securities, and (5) estimates of fair value for certain accounts. Significant accounts for which estimates of fair value are required include available-for-sale securities, assets and liabilities acquired in business combinations, goodwill and other intangibles, other real estate owned and impaired loans. The Company’s critical accounting policies are discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the 2005 10-K, with a description of how the estimates are determined and an indication of the consequences of an over or under estimate.

NEW ACCOUNTING PRONOUNCEMENTS

The Company’s financial results have been or will be impacted by several accounting pronouncements. These pronouncements and the nature of their impact are discussed in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Period-to-period Comparison of the Components of Net Interest Income and Net Interest Margin

The Company earns interest income on loans and securities and pays interest expense on deposits and other borrowings. Net interest income is the difference in dollars between the interest income earned and the interest expense paid. The Margin Analysis tables on the following pages shows the average balances of the major categories of earning assets and liabilities for the three and six-month periods ended June 30, 2006 and 2005 together with the related interest income and expense. The Rate/Volume table explains how much of the difference in interest income or expense for the three and six-month periods ended June 30, 2006 compared to the corresponding period of 2005 are due to changes in the balances (volume) and how much are due to changes in rates.

The Margin Analysis table discloses the net interest margin, which is the ratio of net interest income to average earning assets. This ratio is useful in allowing the Company to monitor the spread between interest income and interest expense from month to month and year to year irrespective of the growth of the Company’s assets. The net interest margin and net interest income are reported on a “taxable equivalent” basis (Note D). If the Company is able to maintain the net interest margin as the Company grows, the amount of net interest income will increase. If the net interest margin decreases, net interest income can still increase, but earning assets must increase at a higher rate.

For the quarter and year-to-date periods ending June 30, 2006, the interest margin has decreased when compared to the same corresponding periods in 2005. The decrease in the net interest margin is primarily attributable to the Company’s use of a higher cost of funds, FHLB advances rather than deposits, to support loan growth. Additionally, the Company’s liabilities reprice quicker due to the shorter maturities compared to the Company’s assets which either do not reprice due to fixed interest rates or have longer periods until maturity. As described in “Mismatch Risk” in the 2005 10-K, the Company is asset sensitive. The Gap Table on page 35 of this Quarterly Report on Form 10-Q suggests that we are in a liability sensitive position; however, the excess of liabilities over assets is a byproduct of the assumption that all non-term deposit accounts could be repriced at any time. In fact, these deposit accounts are not immediately repriced with each change in market interest rates, nor do they change to the same degree as market rates when they are repriced.

MARGIN ANALYSIS – For the Quarter-to-date periods (1)

	Three-Months Ended June 30, 2006			Three-Months Ended June 30, 2005
(dollars in thousands)	Balance	Income	Rate (4)	Balance	Income	Rate (4)
Assets:
Money market instruments:
Federal funds sold	$(237)	$—	0.00%	$7,561	$56	2.97%

Total money market instruments	(237)	—	0.00%	7,561	56	2.97%

Securities: (2)
Taxable	1,111,889	11,584	4.18%	1,238,227	11,424	3.70%
Non-taxable	208,609	4,274	8.20%	192,583	4,106	8.53%

Total securities	1,320,498	15,858	4.82%	1,430,810	15,530	4.35%

Loans: (3)
Commercial (including leasing)	1,254,180	27,957	8.94%	1,046,854	19,891	7.62%
Real estate-multi family & nonresidential	1,866,310	34,745	7.45%	1,625,930	27,571	6.78%
Real estate-residential 1-4 family	1,208,158	17,122	5.67%	974,198	13,510	5.55%
Consumer	767,803	19,041	9.95%	558,846	11,339	8.14%
Other	2,293	44	7.70%	1,967	15	3.06%

Total loans	5,098,744	98,909	7.77%	4,207,795	72,326	6.88%

Total earning assets	6,419,005	114,767	7.17%	5,646,166	87,912	6.25%

FAS 115 Market Value Adjustment	(6,996)			(377)
Non-earning assets	583,728			492,593

Total assets	$6,995,737			$6,138,382

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,229,203	$11,280	2.03%	$1,982,968	$5,265	1.06%
Time certificates of deposit	1,674,678	16,557	3.97%	1,539,114	10,698	2.79%

Total interest-bearing deposits	3,903,881	27,837	2.86%	3,522,082	15,963	1.82%

Borrowed funds:
Repos and Federal funds purchased	430,925	4,681	4.36%	138,505	1,033	2.99%
Other borrowings	911,961	11,261	4.95%	819,011	7,615	3.73%

Total borrowed funds	1,342,886	15,942	4.76%	957,516	8,648	3.62%

Total interest-bearing liabilities	5,246,767	43,779	3.35%	4,479,598	24,611	2.20%

Non-interest-bearing demand deposits	1,090,226			1,079,130
Other liabilities	63,806			76,030
Shareholders’ equity	594,938			503,624

Total liabilities and shareholders’ equity	$6,995,737			$6,138,382

Interest income/earning assets			7.17%			6.25%
Interest expense/earning assets			2.73%			1.75%

Tax-equivalent net interest income/margin		70,988	4.44%		63,301	4.50%
Provision for credit losses charged to operations/earning assets		5,956	0.38%		7,901	0.56%

Net interest margin after provision for credit losses on tax-equivalent basis		65,032	4.06%		55,400	3.94%
Less: tax-equivalent income included in interest income from non-taxable securities and loans		1,562	0.09%		1,604	0.12%

Net interest income after provision for credit loss		$63,470	3.97%		$53,796	3.82%

Loans other than RALs	$5,067,262	$94,126	7.45%	$4,179,330	$69,796	6.70%
Consumer loans other than RALs	$736,321	$14,258	7.77%	$530,381	$8,809	6.66%

(1)	Income amounts are presented on a FTE basis.

(2)	Average securities balances are based on amortized historical cost, excluding SFAS No. 115 adjustments to fair value, which are included in other assets.

(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(4)	Annualized.

MARGIN ANALYSIS – For the Year-to-date periods (1)

	Six-Months Ended June 30, 2006			Six-Months Ended June 30, 2005
(dollars in thousands)	Balance	Income	Rate (4)	Balance	Income	Rate (4)
Assets:
Money market instruments:
Federal funds sold	$5,507	$126	4.61%	$23,168	$306	2.66%

Total money market instruments	5,507	126	4.61%	23,168	306	2.66%

Securities: (2)
Taxable	1,129,562	23,419	4.18%	1,259,999	24,824	3.97%
Non-taxable	209,106	8,512	8.14%	190,210	8,172	8.59%

Total securities	1,338,668	31,931	4.80%	1,450,209	32,996	4.58%

Loans: (3)
Commercial (including leasing)	1,237,395	53,145	8.66%	1,035,976	38,356	7.47%
Real estate-multi family & nonresidential	1,837,426	67,610	7.36%	1,617,798	53,418	6.60%
Real estate-residential 1-4 family	1,177,868	33,394	5.67%	950,093	26,351	5.55%
Consumer	1,008,359	147,141	29.43%	677,739	83,313	24.79%
Other	2,843	62	4.40%	2,273	30	2.66%

Total loans	5,263,891	301,352	11.51%	4,283,879	201,468	9.45%

Total earning assets	6,608,066	333,409	10.17%	5,757,256	234,770	8.22%

FAS 115 Market Value Adjustment	(2,718)			6,569
Non-earning assets	509,937			441,653

Total assets	$7,115,285			$6,205,478

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,261,147	$21,279	1.90%	$1,983,238	$9,410	0.96%
Time certificates of deposit	1,711,458	32,085	3.78%	1,550,566	20,293	2.64%

Total interest-bearing deposits	3,972,605	53,364	2.71%	3,533,804	29,703	1.70%

Borrowed funds:
Repos and Federal funds purchased	450,740	9,846	4.41%	177,394	2,434	2.77%
Other borrowings	968,471	22,521	4.69%	850,978	15,357	3.64%

Total borrowed funds	1,419,211	32,367	4.60%	1,028,372	17,791	3.49%

Total interest-bearing liabilities	5,391,816	85,731	3.21%	4,562,176	47,494	2.10%

Non-interest-bearing demand deposits	1,243,712			1,210,631
Other liabilities	(99,074)			(56,433)
Shareholders’ equity	578,831			489,104

Total liabilities and shareholders’ equity	$7,115,285			$6,205,478

Interest income/earning assets			10.17%			8.22%
Interest expense/earning assets			2.61%			1.66%

Tax-equivalent net interest income/margin		247,678	7.56%		187,276	6.56%
Provision for credit losses charged to operations/earning assets		54,102	1.65%		46,913	1.64%

Net interest margin after provision for credit losses on tax-equivalent basis		193,576	5.91%		140,363	4.92%
Less: tax-equivalent income included in interest income from non-taxable securities and loans		3,112	0.10%		3,196	0.12%

Net interest income after provision for credit loss		$190,464	5.81%		$137,167	4.80%

Loans other than RALs	$4,986,827	$183,626	7.43%	$4,136,834	$136,966	6.68%
Consumer loans other than RALs	$731,295	$29,415	8.11%	$530,694	$18,811	7.15%

(1)	Income amounts are presented on a FTE basis.

(2)	Average securities balances are based on amortized historical cost, excluding SFAS No. 115 adjustments to fair value, which are included in other assets.

(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(4)	Annualized.

RATE/VOLUME ANALYSIS (1) (2)

	Three-Months Ended June 30, 2006 vs. June 30, 2005				Six-Months Ended June 30, 2006 vs. June 30, 2005
(dollars in thousands)	Change in Average Balance	Change in Income/ Expense	Rate	Volume	Change in Average Balance	Change in Income/ Expense	Rate	Volume
Increase (decrease) in:
Assets:
Money market instruments:
Federal funds sold	$(7,798)	$(56)	$(28)	$(28)	$(17,661)	$(180)	$140	$(320)

Total money market investment	(7,798)	(56)	(28)	(28)	(17,661)	(180)	140	(320)

Securities:
Taxable	(126,338)	160	1,394	(1,234)	(130,437)	(1,405)	1,262	(2,667)
Non-taxable	16,026	168	(163)	331	18,896	340	(438)	778

Total securities	(110,312)	328	1,231	(903)	(111,541)	(1,065)	824	(1,889)

Loans:
Commercial (including leasing)	207,326	8,066	3,763	4,303	201,419	14,789	6,660	8,129
Real estate-multi family & nonresidential	240,380	7,174	2,874	4,300	219,628	14,192	6,513	7,679
Real estate-residential 1-4 family	233,960	3,612	298	3,314	227,775	7,043	582	6,461
Consumer loans	208,957	7,702	2,872	4,830	330,620	63,828	17,699	46,129
Other loans	326	29	27	2	570	32	23	9

Total loans	890,949	26,583	9,834	16,749	980,012	99,884	31,477	68,407

Total earning assets	$772,839	$26,855	$11,037	$15,818	$850,810	$98,639	$32,441	$66,198

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$246,235	$6,015	$5,296	$719	$277,909	$11,869	$10,383	$1,486
Time certificates of deposit	135,564	5,859	4,849	1,010	160,892	11,792	9,508	2,284

Total interest-bearing deposits	381,799	11,874	10,145	1,729	438,801	23,661	19,891	3,770

Borrowed funds:
Repos and federal funds purchased	292,420	3,648	650	2,998	273,346	7,412	2,058	5,354
Other borrowings	92,950	3,646	2,707	939	117,493	7,164	4,845	2,319

Total borrowed funds	385,370	7,294	3,357	3,937	390,839	14,576	6,903	7,673

Total interest-bearing liabilities	$767,169	19,168	13,502	5,666	$829,640	38,237	26,794	11,443

Tax-equivalent net interest income		$7,687	$(2,465)	$10,152		$60,402	$5,647	$54,755

Loans other than RALs	$887,932	$24,330	$8,396	$15,934	$849,993	$46,660	$16,488	$30,172
Consumer loans other than RALs	$205,940	$5,449	$1,636	$3,813	$200,601	$10,604	$2,779	$7,825

(1)	Income amounts are presented on a FTE basis.

(2)	The change not solely due to volume or rate has been prorated into rate and volume components.

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

	Net Interest Margin Consolidated	Net Interest Margin Exclusive of RALs	Average FOMC Target Federal Funds Rate
Second Quarter, 2005	4.50%	4.41%	2.91%
Third Quarter, 2005	4.33%	4.39%	3.42%
Fourth Quarter, 2005	4.42%	4.43%	3.96%
First Quarter, 2006	10.54%	4.48%	4.42%
Second Quarter 2006	4.44%	4.24%	4.89%

As shown in the table above, the target federal funds rate of the Board of Governors of the Federal Reserve Bank System (“FRB”) that averaged 2.91% in the second quarter of 2005 and averaged 4.89% in the second quarter of 2006 as the Federal Open Market Committee (“FOMC”) has progressively raised short-term rates over the last 12 months. Despite this increase in overnight rates, mid-term rates have risen much less than short-term rates and longer-term rates have generally increased only slightly since June 30, 2005. This has caused the interest rate yield curve to flatten significantly (Note E) and has meant that when many of the Company’s assets reprice, the new interest rates at which they reprice are not much higher. Because deposit terms are generally shorter than loans, deposit rates have been increasing with increases in short-term market rates.

Some changes in the net interest margin are directly related to changes in market rates. These include the origination or renewal of loans and deposits in the new interest rate environment. Other changes occur, but are less direct. Examples of these include:

1.	Changes in home mortgage rates will generally impact the rate at which homeowners prepay their mortgages and refinance. This impacts earnings from both the loan portfolio and the securities portfolio, because prepayments provide the opportunity or burden of reinvesting the proceeds at the current market rate. When rates are high or rising and the Company would benefit from such reinvestment, prepayments are likely to be slowing. When the rates are lower or falling and the Company would prefer to have loans and securities continue to pay the higher rate at which they were issued or purchased, prepayment rates are likely to increase. Earnings from the securities portfolio are also impacted because most mortgage-backed securities are purchased at a premium to their par value. The premium is amortized against interest income from the securities over the expected life of the loans underlying the securities. Higher prepayment rates negatively impact earnings because the expected average life of the loans is shortened, increasing the rate of amortization.

2.	Changes in asset or liability mix can result in a higher growth rate in one category compared to another. For example, generally loans have a shorter maturity than securities or provide for a periodic reset to current market rates. To the extent that loans become a larger proportion of the Company’s assets, earnings are more sensitive to changes in interest rates.

3.	A demand for wholesale borrowing occurs when the Company funds loans quicker than it can collect deposits. Wholesale borrowing is comprised of borrowings from other financial institutions such as FHLB. Interest rates associated with these borrowings tend to be higher than deposits causing a decrease in the net interest margin. Since wholesale borrowing rates change with the market rates, most of the borrowings to fund loans were longer-term fixed rate advances to extend the duration of the liabilities to minimize future compression of the net interest margin as interest rates continue to rise.

4.	Deposits provide an advantage of lower cost funding for our loans and they are less sensitive to changes in interest rates, since they reprice slower than the market indices. Demand deposits are the most attractive source of funding with some accounts providing funding for loans with little or no interest expense. Certificate of deposits are also a lower cost funding source, but they have a contractual rate and time, while demand deposits have no contractual rate or time constraints causing the amounts of funds available to fund loans to fluctuate.

Measuring Interest Rate Sensitivity

The process and complexities of measuring the Company’s sensitivity to changes in interest rates are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Risk” in the 2005 10-K. To minimize interest rate risk during the quarter ended June 30, 2006, management converted short-term, FHLB advances with floating interest rates to long-term, fixed interest rate advances with the FHLB. In July 2006, the Company refinanced subordinated debt with more attractive terms. Detailed information relating to the terms of the debt restructuring and long-term, fixed rate FHLB advances can be found in Note 8, “Long-Term Debt, Other Borrowings, and Capital Lease Obligation” in the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The results reported below for the Company’s June 30, 2006, December 31, 2005 and June 30, 2005 balances indicate that the Company’s net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes, and that changes from these shocks are relatively minimal. The Company has an asset-sensitive interest rate risk position. The change in its interest rate position from December 31, 2005 to June 30, 2006 is minimal.

INTEREST RATE SENSITIVITY

	Shocked by -2%	Shocked by +2%
As of June 30, 2006
Net interest income	(4.12%)	+0.74%
Net economic value	(7.33%)	(6.52%)
As of December 31, 2005
Net interest income	(4.44%)	+1.64%
Net economic value	(9.42%)	(6.85%)
As of June 30, 2005
Net interest income	(8.78%)	+4.28%
Net economic value	(3.94%)	(4.54%)

The interpretation of the differences in position quarter to quarter, including (1) the impact of the repricing opportunities shown in the GAP table below, (2) optionality, (3) nonparallel responses of various financial instruments to changes in interest rates, and (4) the Company’s exposure to the various types of interest rate risk and how it addresses these risks, are all discussed in more detail in that same section of the 2005 10-K.

GAP TABLE

The following table shows the Company’s assets and liabilities sorted into reprice/maturity ranges. It summarizes the time periods in which maturities and or repricing opportunities occur for the major categories of assets and liabilities.

(dollars in thousands)	Immediate or one day	2 days to 6 months	6 months to 12 months	1 year to 3 years	3 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total
As of June 30, 2006
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$—	$—	$215,969	$215,969
Federal funds sold	—	—	—	—	—	—	—	—	—
Securities	—	175,014	115,760	494,901	227,303	327,381	1,340,359	(77,675)	1,262,684
Loans	1,442,036	1,178,401	549,935	1,477,883	466,943	115,106	5,230,304	—	5,230,304
Allowance for loan and lease losses	—	—	—	—	—	—	—	(53,638)	(53,638)
Other assets	—	—	—	—	—	—	—	527,421	527,421

Total assets	$1,442,036	$1,353,415	$665,695	$1,972,784	$694,246	$442,487	$6,570,663	$612,077	$7,182,740

Liabilities and Equity:
Deposits	$—	$2,971,044	$511,960	$249,996	$52,199	$299	$3,785,498	$1,056,641	$4,842,139
Borrowings	140,716	540,610	127,992	510,179	215,208	124,310	1,659,015	9,420	1,668,435
Other liabilities	—	—	—	—	—	—	—	74,302	74,302
Shareholders’ equity	—	—	—	—	—	—	—	597,864	597,864

Total liabilities and equity	$140,716	$3,511,654	$639,952	$760,175	$267,407	$124,609	$5,444,513	$1,738,227	$7,182,740

Gap	$1,301,320	$(2,158,239)	$25,743	$1,212,609	$426,839	$317,878	$1,126,150	$(1,126,150)
Cumulative gap	$1,301,320	$(856,919)	$(831,176)	$381,433	$808,272	$1,126,150	$1,126,150	$—
Cumulative gap/
Total assets	18.12%	-11.93%	-11.57%	5.31%	11.25%	15.68%	15.68%	0.00%
As of December 31, 2005
Gap	$1,055,213	$(2,069,392)	$115,290	$1,319,882	$368,575	$258,638	$1,048,206	$(1,048,206)
Cumulative gap	$1,055,213	$(1,014,179)	$(898,889)	$420,993	$789,568	$1,048,206	$1,048,206	$—
Cumulative gap/
Total assets	15.35%	-14.75%	-13.07%	6.12%	11.48%	15.24%	15.24%	0.00%

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

DEPOSITS AND RELATED INTEREST EXPENSE

Deposits have decreased by $175.7 million or 3.5% since December 31, 2005. The decline in total deposits is due to the increased competition for the collection of deposits within our markets and the transfer of a $100 million deposit by one customer to a trust account within the Company’s wealth management division. Historically, the Company’s average deposits increase during the first quarter of each year and decrease in the second quarter related to the short-term tax refund program deposits (Note C). Included in the time certificates (CDs) below are brokered certificate of deposits, which are used to fund the tax refund loans, and uncleared checks issued in connection with the RAL and RT transactions.

The table below shows the major categories of deposits as of June 30, 2006 and as of December 31, 2005.

(dollars in thousands)	June 30, 2006	December 31, 2005
Non-interest bearing deposits	$1,103,422	$1,061,711
Interest bearing deposits:
NOW accounts	1,107,152	1,074,368
Money market deposit accounts	619,726	807,762
Other savings deposits	325,197	363,801
Time certificates of $100,000 or more	1,166,933	1,201,923
Other time deposits	519,709	508,301

Total deposits	$4,842,139	$5,017,866

When comparing the average balance of interest bearing deposits as set forth in the Margin Analysis tables on page 30 and 31, deposits have increased by 10.8% in the June 2006 quarter versus the June 2005 quarter and 12.4% for the same year-to-date periods. The increase in average balance is from the deposits acquired in the FBSLO acquisition and a short-term $100 million deposit that was transferred to the wealth management division before the end of the second quarter as discussed above on page 35.

Interest expense on deposits has increased by 74.4% when comparing the June 2006 quarter to the same quarter a year ago and 79.7% when comparing the year-to-date periods for June 2005 and June 2006. The Rate/Volume table on page 32 shows 85.4% of the increase in interest expense for the June 2006 quarter and 84.1% for the same year-to-date periods are attributed to the increase in interest rates versus the volume of deposits collected. The weighted average rate on interest-bearing deposits increased by 104 basis points in the June 2006 quarter versus the June 2005 quarter and 101 basis points in the same year-to-date periods. The increases in interest rates are in response to the FOMC short-term interest rate increases. The FOMC has increased interest rates 200 basis points since June 30, 2005.

LOANS AND RELATED INTEREST INCOME

The table in Note 5, “Loans and the Allowance for Credit Losses,” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q shows the balances by loan type for June 30, 2006 and December 31, 2005. The end-of-period net loan balances as of June 30, 2006 have increased by $335.0 million or 6.9% compared to December 31, 2005. The December 31, 2005 balance includes $217 million in loans, which were added during the third quarter of 2005 from the acquisition of FBSLO. The increase in net loans since December 31, 2005, was attributable to the growth in single-family residential real estate loans, which increased by $104.7 million or 9.3%, construction loans, which increased by $79.7 million or 21.3%, and commercial loans, which increased by $90.1 million or 9.6%.

In the loan table in Note 5 of this Quarterly Report on Form 10-Q, the amount for consumer loans at December 31, 2005 includes $57.6 million in short-term holiday loans that paid off during the first quarter of 2006.

Within the average balance of consumer loans included in the Margin Analysis tables on page 30 and 31 are $31.5 million and $277.1 million of RALs for the three and six-months ended June 30, 2006. Approximately 95%-98% of RALs are made in the first quarter of each year with the remainder in the second quarter. Securitized RALs and the fees charged on these loans during the first quarter are excluded from the Margin Analysis table on pages 30 and 31. The average balances for the RALs that are not securitized are included in the Margin Analysis tables, and they are shown in the table of Note A on page 53.

Average yield for loans for the three and six-month periods ended June 30, 2006 was 7.77% and 11.51%, respectively, compared to 6.88% and 9.45% for the same periods a year ago. These average yields are impacted by the higher rates charged on RALs, which are included in the Margin Analysis table among the consumer loans. Exclusive of RALs, loan yields were 7.45% and 6.70% for the quarter-to-date periods and 7.43% and 6.68% for the year-to-date periods of June 30, 2006 and 2005, respectively.

The increase in interest income on loans excluding the RALs was primarily attributed to organic growth in the loan portfolio and the acquisition of FBSLO as demonstrated in the Rate/Volume table on page 32. Since the second quarter of 2005, there have been eight 25 basis point rate increases by the FOMC; however, a corresponding change in adjustable rate loans lag compared to the market rate changes since loan repricing occurs pursuant to contractual terms and most of our loans do not immediately reprice with market interest rate changes. Only loans that are originated and adjustable rate loans that are contractually repriced during the period show the impact of the FOMC increases or increases in other indices.

CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES

The Allowance for Credit Losses represents management’s estimate of the probable losses in the loan and lease portfolios. The Company is required by regulation, GAAP, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the portfolio of loans and leases, including those not yet identified. The methodology used to determine the adequacy of the allowance for credit loss is discussed in detail in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in the 2005 Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Determination of the Adequacy of the Allowance for Credit Losses and the Allocation Process” in the 2005 10-K. In Note 5, “Loans and the Allowance for Credit Losses” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the activity in the allowance for loan loss is shown for the current quarter and year-to-date periods and same periods a year ago.

Quarter-by-Quarter Trends

The table below shows total potential problem loans and nonperforming loans for the last five quarters. Also included in the table are the net charge-offs, allowance, and the provision for credit losses. The Company includes as “potential problem loans” loans that are generally still performing according to contractual terms, i.e. the customer is making principal and interest payments on time, or at most are two months delinquent in their payments, but for which the Company is aware of factors specific to the loans which cause heightened concern regarding eventual payment. Examples of such factors would be declining sales for a business customer or loss of a job for a consumer customer. The factor or situation may be potential but if it occurs, it is probable that the customer will not be able to continue to perform according to the contract terms, or it may be the factor or situation which has been identified as a potential weakness has occurred, is well defined, and continuation of the situation will reasonably be expected to cause default by the customer.

The top half of the table discloses the figures for all loans. All RALs outstanding as of June 30, 2006, June 30, 2005 and September 30, 2005 are included in the balances of potential problem loans as of those dates. There are no RALs outstanding as of December 31, 2005. The bottom half of the table discloses the figures for loans other than RALs. This disclosure is provided because in relating the credit quality statistics disclosed in the Asset Quality table to the economy, the impact of RALs tends to obscure the trends of other loans, as the seasonal patterns of this program are unrelated to the economic cycle.

POTENTIAL PROBLEM AND NONPERFORMING LOANS, NET CHARGE-OFFS, ALLOWANCE, AND PROVISION

(dollars in thousands)	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Including RAL:
Potential problem loans	$99,914	$87,946	$132,592	$140,338	$117,917
Nonperforming loans	16,329	14,932	17,817	19,867	21,199
Net charge-offs	6,994	49,068	1,217	2,193	13,529
Allowance for credit losses	53,638	54,676	55,598	51,822	50,365
Provision expense for loans	5,956	48,146	4,993	1,967	7,901
Exclusive of RAL:
Potential problem loans	$88,307	$87,946	$132,592	$138,507	$110,426
Nonperforming loans	16,329	14,932	17,817	19,867	21,199
Net charge-offs	3,274	8,217	3,185	2,193	2,675
Allowance for credit losses	52,919	49,356	55,598	51,358	49,901
Provision expense for loans	6,837	1,975	7,425	1,967	4,786

Potential problem loans decreased by $44.7 million during the first quarter of 2006, but increased in the quarter ended June 30, 2006 by $12.0 million due to the remaining RALs included in the loan portfolio. Potential problem loans at June 30, 2006 represented 1.91% of total loans, compared to 2.71% as of December 31, 2005.

As of June 30, 2006, nonperforming loans represented 0.31% of total loans, exclusive of RALs. Management regards this amount as “normal” or expected given the favorable current economic environment.

Nonperforming Loans

The Asset Quality table below shows the amounts of nonperforming loans and nonperforming assets for the Company at the end of the second quarter of 2006 and at the end of the previous four quarters. A set of standard credit quality ratios for the Company and its peers is also provided. Nonperforming assets include nonperforming loans and foreclosed collateral (generally real estate).

The ratios of allowance for credit losses to total loans and to nonperforming loans are common ratios reported for banks. Comparing the Company’s ratios for prior quarters with those of its peers indicates that, in general, and exclusive of RALs, the Company’s allowance is slightly lower as a percentage of total loans than its peers, but higher as a percentage of nonperforming loans. This occurs because the Company’s ratio of nonperforming loans to total loans is less than that ratio for its peers. While allowance to nonperforming loans is a common statistic used in comparing banks’ asset quality profile, it is important to keep in mind that the allowance is not provided just for nonperforming loans and that some nonperforming loans do not require an allowance. When the economy is changing, comparing the Company’s ratios at the end of the current quarter with peers’ ratios at the end of the prior quarter must be done cautiously. The Company’s allowance as of the end of the current quarter may reflect impacts from the economy on the Company’s borrowers that will only become apparent in the peer statistics when they are published near the end of the next quarter.

ASSET QUALITY

(dollars in thousands)	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
COMPANY AMOUNTS:
Loans delinquent:
90 days or more	$1,089	$390	$1,227	$3,152	$3,647
Nonaccrual loans	15,240	14,542	16,590	16,715	17,552

Total nonperforming loans	16,329	14,932	17,817	19,867	21,199
Foreclosed collateral	2,910	2,910	2,910	3,157	2,910

Total nonperforming assets	$19,239	$17,842	$20,727	$23,024	$24,109

Allowance for credit losses other than RALs	$52,919	$49,356	$55,598	$51,358	$49,901
Allowance for RALs	719	5,320	—	464	464

Total allowance	$53,638	$54,676	$55,598	$51,822	$50,365

COMPANY RATIOS (Including RALs):
Coverage ratio of allowance for credit losses to total loans	1.03%	1.10%	1.14%	1.12%	1.18%
Coverage ratio of allowance for credit losses to nonperforming loans	328%	366%	312%	261%	238%
Ratio of nonperforming loans to total loans	0.31%	0.30%	0.36%	0.43%	0.50%
Ratio of nonperforming assets to total assets	0.27%	0.26%	0.30%	0.34%	0.39%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	46.14%	53.15%	36.96%	32.35%	36.20%
COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of allowance for credit losses to total loans	1.01%	1.00%	1.14%	1.11%	1.17%
Coverage ratio of allowance for credit losses to nonperforming loans	324%	331%	312%	259%	235%
Ratio of nonperforming loans to total loans	0.31%	0.30%	0.36%	0.43%	0.50%
Ratio of nonperforming assets to total assets	0.27%	0.26%	0.30%	0.36%	0.41%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	50.57%	47.98%	36.96%	32.43%	37.91%
FDIC PEER GROUP RATIOS: (Note G)
Coverage ratio of allowance for credit losses to total loans	n/a	1.29%	1.27%	1.15%	1.31%
Coverage ratio of allowance for credit losses to nonperforming loans	n/a	227%	215%	196%	209%
Ratio of nonperforming loans to total loans	n/a	0.57%	0.59%	0.59%	0.62%
Ratio of nonperforming assets to total assets	n/a	0.43%	0.43%	0.44%	0.45%

The following table shows the types of loans included among nonperforming and potential problem loans as of June 30, 2006 and December 31, 2005.

NONPERFORMING AND OTHER POTENTIAL PROBLEM LOANS

	June 30, 2006		December 31, 2005
(dollars in thousands)	Nonperforming Loans	Potential Problem Loans other than Nonperforming	Nonperforming Loans	Potential Problem Loans other than Nonperforming
Loans secured by real estate:
Construction and land development	$2,250	$11,251	$60	$18,533
Agricultural	2,303	1,927	2,336	4,563
Home equity lines	2,014	850	778	1,074
1-4 family mortgage	2,112	2,845	816	5,600
Multifamily	—	2,615	—	1,197
Non-residential, non-farm	1,201	21,996	555	37,737
Commercial and industrial	2,964	19,786	10,487	47,785
Leases	1,196	6,075	1,562	7,088
Other Consumer Loans	1,508	16,955	1,223	7,865
Refund Tax Loans	—	11,607	—	—
Other	781	4,007	—	1,150

Total	$16,329	$99,914	$17,817	$132,592

Approximately $4.7 million of the $16.3 million in nonperforming loans is comprised of three specific relationships. In addition, the next largest group of nonperforming loans is comprised of six loans, which total approximately $4.5 million.

The following table sets forth the allocation of the allowance for all adversely graded loans by classification as of June 30, 2006 and December 31, 2005.

ALLOCATION OF ALLOWANCE

(dollars in thousands)	June 30, 2006	December 31, 2005
Doubtful	$1,319	$1,662
Substandard	8,039	10,575
Special Mention	4,234	4,016

Total	$13,592	$16,253

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

Charge-offs

RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS

	2006 YTD Annualized	2005	2004	2003	2002
Pacific Capital Bancorp (including RALs)	2.13%	1.22%	0.36%	0.72%	0.50%
Pacific Capital Bancorp (excluding RALs)	0.46%	0.36%	0.14%	0.46%	0.44%
FDIC Peers (Note G)	n/a	0.24%	0.49%	0.70%	0.88%

The amounts for average total loans with and without RALs are reconciled in Note A on page 53.

The ratio of net charge-offs to average loans with RALs for 2006 (annualized) and 2005 is higher than in previous years for two reasons. First, the Company and the largest group of tax preparers with whom it offers this product changed their agreement for the 2005 season. This change, which caused a significant increase in charge-offs but also provided an even larger increase in revenues, is discussed below in the section of “Tax Refund Anticipation Loan and Refund Transfer Programs” titled “Summary of Operating Results.” Second, because almost all of the RAL charge-offs occur in the first and second quarters, there is a disproportionate impact on the three-month annualized ratio compared to the whole year ratios leading to the annualized ratio in 2006 being higher than the final whole year ratio for 2005.

Conclusion

The amount of allowance for credit losses allocated to nonperforming loans, potential problem loans, impaired loans and to all other loans are determined based on the factors and methodology discussed in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in the 2005 10-K. Based on these considerations, management believes that the allowance for credit losses at June 30, 2006 represents its best estimate of the allowance necessary to cover the probable losses incurred in the loan and lease portfolios as of that date.

SECURITIES

Securities decreased from $1.37 billion at the end of 2005 to $1.26 billion as of June 30, 2006. The decrease was primarily due to principal payments received on the Company’s mortgage-backed securities. A summary of the securities held as of June 30, 2006 and December 31, 2006 is included in Note 4, “Securities Available-for-Sale” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

OTHER ASSETS

Two significant items caused the increase of $26.7 million in other assets since the end of 2005; $20.0 million resulted from the purchase of additional FHLB stock and $6.7 million increase in the deferred tax asset. The purchase of additional FHLB stock is required to support the increase in borrowing capacity with the FHLB. The main change within the deferred tax asset is related to the increase in the unrealized loss in market value of the AFS Securities which is reported in other comprehensive income on page 7 rather than the income statement in accordance with SFAS 115.

LONG-TERM DEBT, OTHER BORROWINGS, AND RELATED INTEREST EXPENSE

The components of long-term debt at June 30, 2006 and December 31, 2005 are shown in a table in Note 8, “Long-Term Debt, Other Borrowings, and Capital Lease Obligation” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the terms are described in Note 14, “Long-Term Debt and Other Borrowings” to the Consolidated Financial Statements in the 2005 10-K.

Since December 31, 2005, the Company has converted $445.0 million of short-term floating rate FHLB advances to long-term fixed rate advances. A detailed list of the long-term FHLB advances and the terms associated with them are included in Note 8, “Long-Term Debt, Other Borrowings, and Capital Lease Obligation” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

On July 6, 2006, the Company paid-off the senior debt issued by the Bancorp of $37.0 million bearing a rate of 7.54%. The senior debt was refinanced by issuing trust preferred securities of $38 million on July 5, 2006 at 7.19% and will adjust at each quarterly payment at a rate equal to the three-month LIBOR plus 1.70%. Additional details relating to the refinancing of the senior debt is in Note 8, “Long-Term Debt, Other Borrowings, and Capital Lease Obligation” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Interest expense on long-term debt and other borrowings increased by 47.9% when comparing the June 2006 quarter to the June 2005 quarter and 46.6% for the year-to-date periods. The increase in interest expense is directly related to reliance on FHLB advances to support loan growth and the FOMC increasing short-term rates, which specifically affects the short-term borrowing rate for FHLB advances. In the Rate/Volume tables on page 32, 74.2% of the increase in interest expense for the June 2006 quarter was associated with increases in rates while 25.8% was associated with increased advances from FHLB (volume). For the year-to-date period, the Rate/Volume table shows the increase in interest expense on borrowings was 67.6% associated with increase in interest rates while 32.4% increased due to increased borrowings. During June 2006, management converted short-term, floating interest rate borrowings of $395.0 million into fixed rate, long-term borrowings. Details of the long-term borrowings entered into since December 31, 2005 are disclosed in Note 8, “Long-Term Debt, Other Borrowings, and Capital Lease Obligation” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND RELATED INTEREST EXPENSE

Since December 31, 2005, federal funds purchased have decreased $162.6 million. Federal funds purchased are exactly the converse of federal funds sold in that they are overnight borrowings from other financial institutions used by the Company as needed to manage its daily liquidity positions. Due to rising interest rates, the Company has reduced the amount of federal funds purchased and utilized longer termed FHLB advances at more attractive interest rates. More information relating to federal funds purchased and securities sold under agreements to repurchase can be found in Note 7, “Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Note 13, “Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” to the Consolidated Financial Statements in the 2005 10-K.

Interest expense on federal funds purchased and securities sold under agreements to repurchase has increased 353.1% when comparing the June 2006 quarter versus the same quarter a year ago. For the comparable year-to-date periods, interest expense has increased 304.5%. As indicated in the Margin Analysis tables and the Rate/Volume table, the increase in interest expense is related to the 137 basis point increase in interest rates when comparing the June 2006 quarter to the June 2005 quarter, and 164 basis point increase for the same year-to-date periods.

NON-INTEREST REVENUE

Non-interest revenue consists of income earned other than interest. For the first quarter as well as on an annual basis, the largest individual component of non-interest revenue is the fees earned on RTs. Approximately 85% - 90% of these fees are recognized in the first quarter, as purchasers of this product tend to file their returns very early in the tax season. The total of these fees was $44.6 million compared to $24.7 million in the first six months of 2005. The amount recognized in the second quarter of 2006 was $5.1 million compared to $3.9 million in 2005 and in the remaining quarters of the year there will be virtually no fee income from the RT program. These fees and other operating income and expense of the RAL and RT programs are explained below in the section titled “Tax Refund Anticipation Loan and Refund Transfer Programs.”

The $43.2 million gain on sale of RALs for the year-to-date period of June 2006 and the $26.0 million gain on sale that occurred in the same period of 2005 are also discussed below in “Tax Refund Anticipation Loan and Refund Transfer Programs.” They do not recur in subsequent quarters of the year because the securitization through which RALs are sold is completed prior to the end of the first quarter.

Other service charges, commissions and fees include a variety of income items involving services provided to nondeposit customers. The total of such fees for the second quarter increased $2.9 million from the same quarter a year ago and increased $5.5 million for the same year-to-date period. Collection fees were a major component of the increase contributing $2.5 million for the 2006 quarter and $8.6 million for the year-to-date period, an increase of approximately $1.7 million and $3.7 million compared to the same periods in 2005. Collection fees are from the RAL and RT programs and they have increased due to a change in the JHTS agreement. Before December 31, 2005 all of the collection fees were split with JHTS. Under the revised agreements, the Company retains all fees on recovered loans. Debit card fees in the second quarter and year-to-date periods of 2006 were $817,000 and $1.6 million, an increase of $148,000 and $325,000 compared to the same quarter a year ago. These fees are the exchange fees earned by the Company as its customers use their cards at other banks’ ATMs or in point-of-sale merchant transactions. The Company charges no fee for these cards; however, the exchange fees paid by the correspondent bank or merchant are earned by the Company and included in debit card fees. Another significant item within other service charges, commissions and fees is an increase in prepayment penalties of $569,000 when comparing the June 2006 quarter to the June 2005 quarter.

Also included in non-interest revenue are gains or losses on securities. The Company did not sell any securities in the second quarter of 2006 prior to their maturity and consequently no gain or loss was recognized. It had recognized $621,000 in losses in the second quarter of 2005. With intermediate-term rates increasing during the second quarter of 2005, the Company took advantage of the resulting reduction in unrealized losses. During 2006, management retained the securities in the AFS portfolio to provide collateral for wholesale borrowings and repurchase agreements and we continue to regularly assess the security portfolio and possible opportunities within the market.

OPERATING EXPENSE

Salaries and Benefits

The largest component of operating expense is salaries and benefits, or staff expense. Within this category are (1) actual salaries and bonuses, (2) commissions paid to sales staff, (3) payments made for contract labor to temporarily fill open positions, (4) payroll taxes and workers’ compensation insurance, and (5) discretionary benefits such as health insurance. The actual salaries include an offset for the salary cost for originating loans. These costs, along with other loan origination costs, are netted against origination fees collected from customers and amortized against interest income from loans over the lives of the loans.

Salaries and benefits increased approximately $7.0 million and $13.4 million compared to the second quarter and year-to-date period of 2005. The increase is due to staff added through the FBSLO acquisition, variable compensation expense, the impact from restricted stock issued in 2005 and 2006, the implementation of SFAS No. 123(R), benefits, the impact from the 2005 SOP 98-1 capitalization of developed software recorded as a credit to salary expense in 2005, additions to staff supporting the upgraded technology environment and investment in the risk management infrastructure to ensure the competencies are in place to support the growing regulatory compliance efforts.

Other Expense

The following table shows the major items of operating expense for the three and six-month periods ended June 30, 2006 and 2005 that are not specifically listed in the Consolidated Statements of Income.

	Three-Months Ended June 30,		Six-Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005
Marketing	$1,389	$1,361	$2,813	$2,558
Professionals and consultants	6,311	3,340	10,106	6,001
Software	6,344	2,579	11,514	5,428
Telephone	1,428	969	3,042	2,548
Provision for Off-B/S Commitments	41	(33)	(605)	43

Consulting Fees

Professional and consulting fees in the three and six-month periods ended June 30, 2006 are higher than in the corresponding period of 2005. The Company has engaged consultants to assist in meeting the regulatory requirements of SOX and to provide technical expertise to optimize the new IT system. Management expects that professional fees will remain high through the third quarter of 2006, but we anticipate consulting expenses to start to decrease in fourth quarter of 2006 and throughout 2007. External audit fees are likely to remain higher because of the increase in audit work required by SOX.

Software Expense

During the third and fourth quarters of 2005, the Company replaced its mainframe computer system with a smaller, more flexible “client-server” system. At the same time, the Company installed a new teller and customer relationship management system and a storage area network (“SAN”) to provide offsite backup and processing capability in the event of a business disruption from natural disaster or other cause. Under the provisions of GAAP, the cost of the new systems was capitalized. The capitalized costs include those for hardware and for the development of software. The Company began amortizing the hardware and software costs in the third quarter of 2005 when the first business units were converted. FBSLO successfully converted its systems at the end of June 2006 and PCBNA (the former PCCI) is expected to be converted to the new IT system in the first quarter of 2007. The total capitalized cost of these computer system conversions and upgrades is approximately $47.0 million.

Hardware is being depreciated over the estimated useful life of the equipment and capitalized software costs are being amortized over a three to five-year period. Depreciation and amortization expense associated with the new hardware and software to upgrade the IT systems is expected to be approximately $2.7 million per quarter.

At the end of the June 2006 quarter, the Company disposed of software, which was no longer needed in conjunction with the SAN and IT System upgrade project as referenced in Note 12, “Other Expenses” in the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company has experienced performance issues related to the IT system implementation. Management is currently assessing the technology environment. Future impairment charges and staff eliminations may be recognized from this assessment.

SEGMENT PERFORMANCE

Community Banking

The Community Banking segment includes external revenues from customers in the form of interest earned on consumer and small business loans and fees related to deposit accounts. Inter-segment revenues represent the credit for funds earned on the deposits at the Company’s branches. Interest income for 2006 has increased compared to the same period in 2005 due to higher rates earned and growth in the consumer loan portfolios including home equity, residential real estate and small business lending and the impact from the FBSLO acquisition. Inter-segment revenue has increased due to higher average deposit balances. Interest expense has also increased due to higher average balances and higher rates paid on deposits. The net result is an increase in profitability over 2005.

Commercial Banking

The Commercial Banking segment earns interest income from customers for commercial and commercial real estate loans. Interest income for 2006 has increased compared to the same period in 2005 due to higher rates earned and growth in the commercial and commercial real estate loan portfolios. Higher funding costs partially offset the increase in interest income resulting in increased profitability over 2005.

Refund Programs

The changes in the RAL and RT programs from 2005 to 2006 are explained in the section below titled “Tax Refund Anticipation Loan and Refund Transfer Programs.”

Fiduciary

Income for the Fiduciary segment consists of fees earned from trust services and from the sale of retail investment products to customers. Profitability is slightly down compared to 2005. Revenues from external customers are up, offset by lower inter-segment revenues due to lower balances and higher interest expense paid on trust deposits.

All Other

Income from external customers for the All Other segment consists of interest earned on investments in the Company’s treasury activities and interest earned on loans from the Company’s private banking department. The decrease in profitability is due to the reliance on wholesale borrowings to fund loan growth at higher rates than deposits. This decrease is partially offset by higher interest income earned on the Private Banking loan portfolios (higher yields and higher average balances) and higher yields on investment securities.

INCOME TAX

Income tax expense is comprised of a current tax provision and a deferred tax provision for both Federal income tax and state franchise tax. The current tax provision recognizes an expense for what must be paid to taxing authorities for taxable income earned this year. The deferred tax provision recognizes an expense or benefit related to items of income or expense that are included in or deducted from taxable income in a period different than when the items are recognized in the financial statements under GAAP. Examples of such timing differences and the impact of the major items are shown in Note 16, “Income Taxes” to the Consolidated Financial Statements in the 2005 10-K.

With each period end, it is necessary for management to make certain estimates and assumptions to compute the provision for income tax. Management uses the best information available to develop these estimates and assumptions, but generally some of these estimates and assumptions are revised when the Company files its tax return in the middle of the following year. In accordance with GAAP, revisions to estimates are recorded as income tax expense or benefit in the period in which they become known.

LIQUIDITY

The sources and management of liquidity is discussed in the 2005 10-K in the section titled “Liquidity.” There have been no substantive changes in the Company’s liquidity since December 31, 2005 and as of June 30, 2006 management believes that the Company is able to raise funds on a timely basis at an acceptable cost in order to meet our anticipated cash needs.

Approximately $670.4 million of the Company’s borrowings and “wholesale” CDs will need to be refinanced during the remainder of 2006. This amount includes $318.4 million in FHLB advances, $314.5 million in CDs issued to the State of California, and $37.5 million in brokered CDs. The Company has ample collateral pledged at the FHLB to support additional borrowings of approximately $621.2 million. The Company has been issuing CDs to the State of California for several years. The funds come from the State’s Local Agency Investment Fund and automatically roll over at a new price indexed to U.S. Treasury securities if not withdrawn by the State. There has been no indication given to the Company that the current CDs will not be renewed. The Company expects to replace maturing borrowings in the ordinary course of business.

In addition to the above maturing liabilities, $37 million of outstanding senior debt issued by Bancorp in 2001 was due to mature on July 6, 2006. On July 5, 2006 the Company refinanced this debt as described in Note 8, “Long-Term Debt, Other Borrowings, and Capital Lease Obligations” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CAPITAL RESOURCES AND COMPANY STOCK

Capital Ratios

The following table presents a comparison of several important amounts and ratios as of June 30, 2006 and December 31, 2005.

CAPITAL RATIOS

	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$662,598	11.5%	$460,097	8.0%	$575,122	10.0%
Tier I Capital (to Risk Weighted Assets)	$487,598	8.5%	$230,049	4.0%	$345,073	6.0%
Tier I Capital (to Average Tangible Assets)	$487,598	7.1%	$274,106	4.0%	$342,633	5.0%
Risk Weighted Assets	$5,739,339
Average Tangible Assets for the Quarter	$6,852,651
As of December 31, 2005
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$611,679	11.3%	$432,066	8.0%	$540,082	10.0%
Tier I Capital (to Risk Weighted Assets)	$433,396	8.0%	$216,033	4.0%	$324,049	6.0%
Tier I Capital (to Average Tangible Assets)	$433,396	6.6%	$263,809	4.0%	$329,761	5.0%
Risk Weighted Assets	$5,400,822
Average Tangible Assets for the Quarter	$6,595,214

The Company also tracks a non-regulatory capital ratio, its tangible common equity to tangible assets (common equity less goodwill and other intangibles divided by total assets less goodwill and other intangibles). This ratio increases by earnings and the issuance of stock and decreases by dividends paid, stock repurchases and goodwill created from acquisitions. The ratio improved to 6.26% at June 30, 2006 from 5.89% at December 31, 2005. This increase is largely driven by the seasonality of earnings in the first six-months of the year where approximately 65-75% are recognized. This ratio is not expected to increase for the remainder of the year, as quarterly dividends will represent approximately 80% of earnings in the remaining two quarters. At June 30, 2005 the ratio was 6.61%. However, in 2005 the ratio was negatively impacted by the goodwill created with the closing of the FBSLO acquisition as discussed in Note 2, “Mergers and Acquisitions” to the Consolidated Financial Statements in the 2005 10-K as well as by the additional assets acquired in the transaction. Management’s target level for the Company’s tangible common equity ratio is within a range of 6.25% to 6.50%. Management expects that the ratio will frequently be higher or lower than the target range and will not necessarily take immediate action to issue or repurchase stock to bring the ratio to within that range. In the absence of an acquisition for cash, earnings will tend to bring the ratio into the high end of the target range and eventually push the ratio above the range. When a cash acquisition occurs, the ratio will most likely fall below the target range for several quarters until earnings push the ratio back into the target range. If acquisitions become infrequent and prospects for asset growth are low, management may utilize the Board of Directors’ authorization for stock repurchases to bring the ratio back within the target range.

The operating earnings of the Bank are the largest source of capital for the Company. For reasons mentioned in various sections of this discussion, management expects that there will be variations from quarter to quarter in operating earnings. Areas of uncertainty or seasonal variations include changes in market interest rates, asset quality, loan demand, and the RAL and RT programs. A substantial change in overall credit quality or an increase in charge-offs might require the Company to record a larger provision for loan loss to restore the allowance to an adequate level, and this would negatively impact earnings. Income from the RAL and RT programs, occurring almost entirely in the first quarter, introduces significant seasonality and causes variation in the Tier 1 leverage ratio which is based on average quarterly assets.

As referenced in the Note 8, “Long-Term Debt, Other Borrowings, and Capital Lease Obligations” to the Consolidated Financial Statements in the Quarterly Report on Form 10-Q, the $38.0 million trust preferred securities issued on July 5, 2006 qualifies for Tier I capital for the Bancorp.

Dividends and Share Repurchases

The Company’s practices with respect to dividends and share repurchases is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in the 2005 10-K. Earnings to date have been more than adequate to meet the cash required to maintain the current declared quarterly dividend rate of $0.22 per share. In general, the Company cannot distribute in dividends more than its earnings over the last three years.

During the second quarter of 2005, the Company’s Board of Directors adopted a dividend reinvestment program that would permit shareholders to have their dividends reinvested in the Company’s stock rather than be distributed to them. To the extent that shareholders elect to have their dividends reinvested, this program will serve to retain the capital at the Company.

Other Capital Disclosures

As discussed in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, during the second quarter of 2005 the Company started issuing restricted stock. Page 10 of this Quarterly Report on Form 10-Q identifies the number of shares of restricted stock granted and the expense associated with such grants during the second quarter and year-to-date periods of June 30, 2006. The Company’s capital account will increase as the compensation expense element of these shares is recognized over the periods in which they vest.

There are no material commitments for capital expenditures or “off-balance sheet” financing arrangements planned at this time. The $18.9 million amount authorized for share repurchases is not a commitment, since there is no specified time when the share repurchases must be accomplished. The Company’s commitments are reported in Note 10, “Commitments and Contingencies” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

REGULATORY ENVIRONMENT

The discussion of the regulatory environment affecting the Company is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislation and Regulation” in the 2005 10-K.

TAX REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

The discussion of the history, nature, and risks associated with the RAL and RT programs is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislation and Regulation” in the 2005 10-K as supplemented by the discussion below.

Seasonality Impact on Earnings

Because the programs relate to the filing of income tax returns, activity is concentrated in the first quarter of each year, specifically in the period from late January through February. This causes first quarter net income to represent a disproportionate share of each year’s net income. This seasonality significantly impacts a number of performance ratios, including ROA, ROE and the operating efficiency ratio. These impacts are apparent in both the first quarter and the year-to-date ratios in subsequent quarters. The Company provides computations of these ratios without the impact of the RAL and RT programs for better comparability of its “traditional” banking activities with peer ratios. The reconciling computations are found in the Tables within Note A to this discussion.

Fees for Services

The Company does not market these products directly to consumers. Instead, the Company markets to developers of tax return preparation software (“electronic filers”) and groups of professional tax preparers. The fees for RALs and RTs vary depending on the agreements with the particular electronic filer or tax preparer. Taxpayers are provided with a statement of the fees for the two products as well as an explanation of other means by which they may receive their tax refund. In the case of the RALs, an Annual Percentage Rate (“APR”) computation for the loan based on an estimate of the time that the loan will be outstanding is also provided. This is only an estimate since the customer’s fee would not change even if payment by the IRS were delayed past the estimated term.

The fees for the RAL product are higher than the fees for the RT product to cover the funding costs mentioned above and because of the credit risk, discussed in the section below titled, “Credit Losses”. There are no credit losses or funding costs associated with RTs because the Company does not authorize a check to be prepared for the taxpayer until after the refund has been received by the Company from the IRS.

Risks Associated with the Programs

Risks associated with the programs include credit, the availability of sufficient funding at reasonable rates, risks associated with the IRS, litigation, and regulatory or legislative risk. There is increased legislative and regulatory focus on RALs, including pending and proposed state and Federal legislation to limit interest rates or fees, to curtail sharing of taxpayer information, to impose additional costs and rules on the RAL business and to otherwise limit or prohibit RALs. State attorneys general have also initiated public inquiries in response to consumer advocate complaints into the RAL product and the practices of the tax preparers offering RALs. We cannot determine whether such legislative or regulatory initiatives will be adopted or predict the impact such initiatives would have on our results.

The Company’s liquidity risk is increased during the first quarter due to the large funding requirements of the RAL program. The Company has committed to the electronic filers and tax preparers that it will make RALs available to their customers under the terms of its agreements with them. This requires the Company to develop sufficient sources of liquidity to fund these loans. The sources of this funding are described in detail in the 2005 10-K. Some of the sources are committed lines and some are uncommitted. In the case of uncommitted sources, the Company arranges for approximately twice the amount expected to be needed to ensure adequate funds will be available.

As discussed in Note 10, “Commitments and Contingencies” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the Company is currently involved in lawsuits related to the RAL and RT programs. The Company does not expect that these lawsuits will have a material adverse impact on its financial condition or operating results.

The APR for these loans is relatively high compared to other consumer loans because the loans are outstanding for such a short time. These loans are not “rolled over” or renewed. When the fee is included in the annualized APR computation, the result is a high APR. Consumer advocates have expressed concern regarding the high APR and they have exerted pressure on state legislatures and regulators to prohibit RALs or limit the amount of the fee that may be charged. It is Management’s position that the amount of the fee is reasonable given the credit risk, the funding costs, and processing expense. From the Company’s point of view, the high APR is the result of the fact that the Company cannot recover the costs of the loan over a longer period of time through periodic interest charges as is done with other lending products (Note H).

Changes in Tax Preparer Agreements

As discussed in Note 11, “Transfers and Servicing of Financial Assets” to the Consolidated Financial Statements in the 2005 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Tax Refund Anticipation Loan and Refund Transfer Programs” in the 2005 10-K, the Company agreements with electronic filers, professional tax preparers, and companies that franchise tax preparation services. In 2006, the Company and JHTS entered into two new agreements. The agreements provide for JHTS to reduce the proportion of its transactions directed to the Company from approximately 80% for 2005 to approximately 50% by the 2008 tax season. The new agreements also change the method by which JHTS is compensated for the services it provides to the Company. The fee-splitting arrangement provided for in the earlier agreements is eliminated, and under the revised agreements, JHTS is compensated for the services it provides through fixed fees for program and technology services.

The first change in the agreements has not had a significant impact on the number of transactions directed to the Company. The initial reduction was accomplished by directing the transactions from specific JHTS offices to another bank instead of to the Company. This reduction in the number of JHTS offices directed to the Company has not had an impact on the number of transactions as the number of transactions generated by those remaining offices has been slightly more than the total number of transactions originated for the Company last year.

The second change in the agreement, the change to fixed fees rather than per transaction fee-splitting, also has had little net impact as the amount of the fixed fees is approximately equal to what would have been paid under the prior agreement. While the “economics” are virtually the same under the new agreements as under the old, the presentation is different. Under the previous agreement, the fees were recognized net of the amount of the fee split with JHTS. Under the new agreements, the revenue from the RALs and RTs is recognized by the Company and the program and technology service fees paid to JHTS are shown as operating expenses. The dollar impact of this change is disclosed below in “Summary of Operating Results.”

This difference in accounting for the program and technology service fees on the Consolidated Income Statement compared to the fees shared with JHTS in prior years has the effect of increasing the operating efficiency ratio for the Company. This occurs because the new agreements increase both the total operating expense and total non-interest revenue by equal amounts. With the expense increasing at a higher percent of the total versus the total non-interest revenue, net income has not changed. For example, for the six-month period ending June 30, 2006, the efficiency ratio would change to 42.84% versus the 51.23% reported with the refund program and technology fees of $54.7 million reducing non-interest revenue rather than accounting for them as an expense (Note F).

Summary of Operating Results

In the first six-months of 2006, the Company processed 6.7 million RAL and RT transactions compared to 5.6 million in the first six-months of 2005 and generated $92.3 million in income before taxes, an increase of $24.8 million or 36.8%. In both years, RALs represented approximately 30% of the transactions and RTs 70%. In 2006, RAL loans totaled $6.1 billion compared to $4.7 billion in the first six-months of 2005.

The following table summarizes operating results for the RAL and RT programs for the three and six-month periods ended June 30, 2006 and 2005.

OPERATING RESULTS FOR THE RAL AND RT PROGRAMS

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
(dollars in thousands)	2006	2005	2006	2005
Interest income from RALs	$4,791	$2,530	$118,316	$64,906
Interest expense on funding	(1,384)	(804)	(6,961)	(2,687)

Net interest income	3,407	1,726	111,355	62,219
Provision for credit losses—RALs	881	(3,115)	(45,290)	(40,642)
Refund transfer fees	5,110	3,864	44,564	24,685
Collection fees	2,663	839	9,410	5,460
Gain on sale of loans	—	—	43,163	26,023
Other income	(1)	—	(1)	—
Operating expense	(8,950)	(4,321)	(75,469)	(13,278)

Income before taxes and internal transfers of funds	$3,110	$(1,007)	$87,732	$64,467

Inter-segment revenues	1,881	999	10,410	5,686
Internal charge for funds	(302)	(358)	(5,881)	(2,699)

Income before taxes and after internal transfers of funds	$4,689	$(366)	$92,261	$67,454

Charge-offs	$4,904	$15,524	$58,949	$48,955
Recoveries	(1,184)	(4,670)	(14,378)	(8,777)

Net charge-offs	$3,720	$10,854	$44,571	$40,178

The most obvious differences between operating results for the first quarters of 2006 and 2005 are the large increases in RAL interest income, provision expense, refund transfer fees, gain on sale of loans, and operating expenses.

There are three reasons for the increase in RAL and RT revenues. The first is the 18.9% increase in the transaction volume of RALs and RTs originated during the first six-months of 2006 compared to 2005. The number of RALs originated during the first six-months of 2006 was 17.8% higher than in 2005, and the number of RTs was 19.3% higher during the same periods. These increases were more than the overall 8% growth expected by the Company. There was also a 7.4% increase in the average RAL amount. The fees for RTs are the same irrespective of the amount of the refund being transferred since RALs involve credit and funding costs which increase proportionately with the amount of the loan, the Company charges a higher fee for larger loans. Therefore, the increase in the average size of the loans also increased the RAL revenues. The third reason for the large increase in revenues is the result of the new agreements with JHTS discussed above. Whereas in prior years only a portion of the revenues were recognized as income, in 2006 the whole amount of the fee collected from the customer is recognized as income. This change accounted for $38.7 million in additional RAL income ($13.4 million of which was recognized in the securitization) and $16.0 million in additional RT income.

Both the larger number of transactions and the increase in the size of the average transaction impact the provision expense. In addition, as discussed below in “Credit Losses,” the increase in sales of a specific type of RAL has increased losses and therefore provision expense.

The increase in the gain on sale for the first six-months ended June 30, 2006 compared to the gain in the corresponding period in 2005 is primarily due to the impact from the change in the JHTS agreement for revenue and expense recognition whereby the gain in 2006 includes 100% of the fee income earned on each loan as opposed to net of expense in 2005. The expense in 2006 is recorded in operating expenses. This increased the gain by approximately $13.4 million. The remaining increase is due to an increase in average fees per loan securitized.

The increase in the operating expense is primarily due to the program service and technology service fees paid to JHTS in 2006 under the new agreements. These totaled $54.7 million for the six-months ended June 30, 2006.

Credit Losses

The reasons for credit loss in the product and the steps taken by the Company to manage losses are discussed in the 2005 10-K.

Approximately 90% of RALs funded during a week are repaid by the IRS payment of the refund claim by the end of the following week. Approximately 6% are paid at the end of the next week. Consequently, the Company has established an allowance for credit losses for its estimate of losses inherent in the remaining outstanding loans less an estimate, based on experience, of what it expects to collect on the loans charged off.

Through JHTS, the Company offers a special product whereby the customer may receive a partial advance on his or her loan the same day as the return is completed and filed. This product, which has been offered for several years, but which has only been purchased in significant amounts by customers in 2006, has higher credit risk attached to it because there is less opportunity for the Company to run its normal credit checks before the funds are advanced. The Company managed this increased credit risk primarily by limiting the portion of the refund claim that can be advanced with this product. Unpaid RALs as a percentage of total RALs at June 30, 2006 were 1.40% compared to 1.33% at June 30, 2005 due to the volume of this product was significantly larger than in prior years. During the balance of 2006, the Company will investigate means of developing additional underwriting criteria to reduce the loss rates.

The Company anticipates charge-offs through December 31, 2006 will be approximately 120 to 130 basis points, compared to the final ratio of 113 basis points for 2005.

Estimation of Loss on Remaining Loans: After charging-off $44.6 million net in the first six-months of 2006, there were $11.6 million in loans outstanding as of June 30, 2006.

There is no credit risk associated with the RTs because checks are issued only after receipt of the refund payment from the IRS.

Expectations for the Remainder of 2006

Based on collection experience over the last several years, payments will continue to be received through the fourth quarter, so the Company will update its estimate of loans that will yet be collected, and adjust the allowance for RALs through provision expense. The estimate will be updated again at the end of the third quarter.

During the remaining quarters of 2006, the Company will continue to incur operating expenses for development, marketing, and preparation for the 2007 season.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and some oral statements made by Company officials to securities analysts and shareholders during presentations about the Company, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance.

These forward-looking statements may also include statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the health of the capital markets, our de novo branching and acquisition efforts, the operating characteristics of our RAL and RT programs and the economic conditions within our markets. These forward-looking statements involve certain risks and uncertainties, many of which are beyond our control. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in the State of California; (4) reduced demand for or earnings derived from our income tax refund loan and refund transfer programs; (5) legislative or regulatory changes or litigation adversely affecting the businesses in which we engage; (6) the occurrence of future events such as the terrorist acts of September 11, 2001 or consequences of U.S. military involvement in the Middle East or other areas; (7) difficulties integrating acquired operations; and (8) other risks detailed in this Quarterly Report on Form 10-Q and the 2005 10-K. Forward-looking statements speak only as of the date they are made, and we do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made.

NOTES TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Note A—The tables below, show the balances and amounts of income and expense line items that are excluded or included in computing the without RAL, without RAL and RT, or the FTE adjusted amounts and ratios disclosed in various sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q:

AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN

	Three-Months Ended June 30, 2006			Three-Months Ended June 30, 2005
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Average consumer loans	$767,803	$31,482	$736,321	$558,846	$28,465	$530,381
Average loans	5,098,744	31,482	5,067,262	4,207,795	28,465	4,179,330
Average total assets **	6,995,737	9,959	6,985,778	6,138,382	267,181	5,871,201
Average earning assets	6,419,005	32,106	6,386,899	5,646,166	48,003	5,598,163
Average certificates of deposit	1,674,678	40,006	1,634,672	1,539,114	—	1,539,114
Repos and federal funds purchased	430,925	17,894	413,031	138,505	47,174	91,331
FHLB advances & other long-term debt	899,515	50,000	849,515	806,207	50,000	756,207
Average interest bearing liabilities	5,246,767	107,900	5,138,867	4,479,598	97,174	4,382,424
Average equity	594,938	117,972	476,966	503,624	88,143	415,481
Consumer loans interest income	19,041	4,783	14,258	11,339	2,530	8,809
Loan interest income *	98,811	4,783	94,028	72,198	2,530	69,668
Interest income *	113,205	4,791	108,414	86,308	2,530	83,778
Interest expense	43,779	1,384	42,395	24,611	804	23,807
Net interest income	69,426	3,407	66,019	61,697	1,726	59,971
Tax-equivalent adjustment	1,562	—	1,562	1,604	—	1,604

*	Does not include FTE adjustment.

**	Average Total Assets of the RAL and RT business unit included an inter-company clearing account in 2005. This balance is now included at the consolidated level for 2006. This change results in an accurate reflection of assets in the RAL and RT business unit.

	Six-Months Ended June 30, 2006			Six-Months Ended June 30, 2005
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Average consumer loans	$1,008,359	$277,064	$731,295	$677,739	$147,045	$530,694
Average loans	5,263,891	277,064	4,986,827	4,283,879	147,045	4,136,834
Average total assets **	7,115,285	300,651	6,814,634	6,205,478	447,747	5,757,731
Average earning assets	6,608,066	303,259	6,304,807	5,757,256	200,033	5,557,223
Average certificates of deposit	1,711,458	52,165	1,659,293	1,550,566	25,621	1,524,945
Repos and federal funds purchased	450,740	193,260	257,480	177,394	110,572	66,822
FHLB advances & other long-term debt	955,908	50,000	905,908	838,371	50,000	788,371
Average interest bearing liabilities	5,391,816	295,425	5,096,391	4,562,176	186,193	4,375,983
Average equity	578,831	107,568	471,263	489,104	88,143	400,961
Consumer loans interest income	147,141	117,726	29,415	83,313	64,502	18,811
Loan interest income *	301,156	117,726	183,430	201,202	64,502	136,700
Interest income *	330,297	118,316	211,981	231,574	64,906	166,668
Interest expense	85,731	6,961	78,770	47,494	2,687	44,807
Net interest income	244,566	111,355	133,211	184,080	62,219	121,861
Tax-equivalent adjustment	3,112	—	3,112	3,196	—	3,196

*	Does not include FTE adjustment.

**	Average Total Assets of the RAL and RT business unit included an inter-company clearing account in 2005. This balance is now included at the consolidated level for 2006. This change results in an accurate reflection of assets in the RAL and RT business unit.

CALCULATION OF RATIOS OF NET CHARGE-OFFS INCLUDING AND EXCLUDING RALs

(dollars in thousands)	2006 YTD Annualized	2005	2004	2003	2002
Total Including RALs
Net charge-offs	$56,062	$53,935	$13,525	$22,557	$14,778
Average loans	$5,263,891	$4,437,845	$3,804,869	$3,151,328	$2,942,082

Ratio	2.15%	1.22%	0.36%	0.72%	0.50%

Total Excluding RALs
Net charge-offs	$11,491	$15,725	$5,057	$14,027	$12,673
Average loans	$4,986,827	$4,363,905	$3,702,100	$3,029,669	$2,874,091

Ratio	0.46%	0.36%	0.14%	0.46%	0.44%

RECONCILIATION OF OTHER AMOUNTS WITH AND WITHOUT RAL AND RT AMOUNTS

	Three-Months Ended June 30, 2006			Three-Months Ended June 30, 2005
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Other service charges, commissions and fees	$7,104	$2,663	$4,441	$4,168	$839	$3,329
Non-interest revenue	22,296	7,774	14,522	17,979	4,704	13,275
Operating expense	68,423	8,951	59,472	48,333	4,322	44,011
Provision for credit losses	5,956	(881)	6,837	7,901	3,115	4,786
Income before income taxes	17,343	3,111	14,232	23,442	(1,007)	24,449
Provision for income taxes	5,824	1,308	4,516	8,999	(423)	9,422
Net Income	11,519	1,803	9,716	14,443	(584)	15,027

	Six-Months Ended June 30, 2006			Six-Months Ended June 30, 2005
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Other service charges, commissions and fees	$17,560	$9,410	$8,150	$12,025	$5,460	$6,565
Non-interest revenue	126,186	97,138	29,048	83,137	56,170	26,967
Operating expense	191,437	75,470	115,967	101,841	13,280	88,561
Provision for credit losses	54,102	45,290	8,812	46,913	40,642	6,271
Income before income taxes	125,213	87,733	37,480	118,463	64,467	53,996
Provision for income taxes	46,325	36,892	9,433	44,614	27,108	17,506
Net Income	78,888	50,841	28,047	73,849	37,359	36,490

FTE AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN AND OPERATING EFFICIENCY RATIO

	Three-Months Ended June 30, 2006			Three-Months Ended June 30, 2005
(dollars in thousands)	Consolidated	FTE Adjustment	Including FTE Adjustment	Consolidated	FTE Adjustment	Including FTE Adjustment
Loan income	$98,811	$98	$98,909	$72,198	$128	$72,326
Loan income excluding RAL/RT activities	94,028	98	94,126	69,668	128	69,796
Securities income	$14,394	$1,464	$15,858	$14,054	$1,476	$15,530
Securities income excluding RAL/RT activities	14,394	1,464	15,858	14,054	1,476	15,530
Net interest income	$69,426	$1,562	$70,988	$61,697	$1,604	$63,301
Net interest income excluding RAL/RT activities	66,019	1,562	67,581	59,971	1,604	61,575

	Six-Months Ended June 30, 2006			Six-Months Ended June 30, 2005
(dollars in thousands)	Consolidated	FTE Adjustment	Including FTE Adjustment	Consolidated	FTE Adjustment	Including FTE Adjustment
Loan income	$301,156	$196	$301,352	$201,202	$266	$201,468
Loan income excluding RAL/RT activities	183,430	196	183,626	136,700	266	136,966
Securities income	$29,015	$2,916	$31,931	$30,066	$2,930	$32,996
Securities income excluding RAL/RT activities	29,015	2,916	31,931	30,066	2,930	32,996
Net interest income	$244,566	$3,112	$247,678	$180,080	$3,196	$183,276
Net interest income excluding RAL/RT activities	133,211	3,112	136,323	121,861	3,196	125,057

Interest income and expense directly earned by or incurred by the RAL and RT programs are included in the table above. Interest expense associated with funding the RAL and RT programs are only reported at the consolidated level.

AMOUNTS USED IN COMPUTATION OF RATIOS IN ASSET QUALITY

	As of or for the quarter-ended June 30, 2006			As of or for the quarter-ended March 31, 2006
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$16,329	$—	$16,329	$14,932	$—	$14,932
Potential problem loans	88,307	—	88,307	87,946	—	87,946
Total loans	5,230,304	11,607	5,218,697	4,977,839	61,510	4,916,329
Nonperforming assets	19,239	—	19,239	17,842	—	17,842
Total assets	7,182,740	10,811	7,171,929	6,970,136	58,887	6,911,249
Provision for credit loss	5,956	(881)	6,837	48,146	46,171	1,975
Charge-offs	10,427	4,904	5,523	64,787	54,045	10,742
Recoveries	3,433	1,184	2,249	15,719	13,194	2,525
Allowance for credit loss	53,638	719	52,919	54,676	5,320	49,356

	As of or for the quarter-ended December 31, 2005			As of or for the quarter-ended June 30, 2005
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$17,817	$—	$17,817	$21,199	$—	$21,199
Potential problem loans	132,592	—	132,592	117,917	7,491	110,426
Total loans	4,897,286	—	4,897,286	4,261,401	7,491	4,253,910
Nonperforming assets	20,727	—	20,727	24,109	—	24,109
Total assets	6,876,159	75	6,876,084	6,167,481	216,885	5,950,596
Provision for credit loss	4,993	(2,432)	7,425	7,901	3,115	4,786
Charge-offs	4,953	—	4,953	20,134	15,524	4,610
Recoveries	3,736	1,968	1,768	6,605	4,670	1,935
Allowance for credit loss	55,598	—	55,598	50,365	464	49,901

Note B—The Company does not generally allocate equity to different product lines, except for the RAL and RT activities. In banking, there are many accepted methodologies for allocating capital to business lines, methodologies based on risk, on regulatory capital rules, and on what would be “demanded in the market” to obtain debt funding. These allocation methodologies result in significantly different capital allocations when applied to the RAL and RT activities. For computing the ROE for the Company without the impact of the RAL and RT programs, we have simply excluded the RAL and RT earnings, net of taxes and a proportionate share of dividends paid to shareholders, as if a separate company had earned the RAL and RT earnings.

Note C—Most of the loans or transfers are paid to the taxpayer by means of a PCBNA cashier’s check issued by the tax preparer. PCBNA records the check as a deposit liability when it is issued and then removes the check from the deposit totals when PCBNA pays it. The average balance for these outstanding checks during the 2006 second quarter was $92.7 million and $253.0 million for the June 2006 year-to-date period.

Note D—In the Margin Analysis table, the yield on tax-exempt state and municipal securities and loans has been computed on a tax-equivalent basis. To compute the tax-equivalent yield for these securities and loans, one must first add to the actual interest earned an amount such that if the resulting total were fully taxed (at the Company’s incremental tax rate of 42.05%), the after-tax income would be equivalent to the actual tax-exempt income. This tax-equivalent income is then divided by the average balance to obtain the tax-equivalent yield. The dollar amount of the adjustment is shown at the bottom of the Margin Analysis table as “tax-equivalent income included in interest income from non-taxable securities and loans.”

Note E—Market interest rates available for financial instruments may be plotted on a graph by their maturities, with the rates on the Y-axis (vertical) and maturities on the X-axis (horizontal). The line that connects the points will normally be a curve sloping up to the right because generally short-term instruments have lower rates and long-term instruments have higher rates. Based on expectations in the markets with respect to interest rate changes, the shape and slope of the curve will change. When there is a wider divergence between short-term and long-term rates, the slope will become steeper. When there is a narrower difference between short-term and long-term rates, the slope will become flatter. Occasionally the slope (or a portion of the slope) inverts and short-term rates are actually higher than long-term rates.

Note F— The computation of the operating efficiency ratio for the second quarter of 2006 is as follows: operating expense of $68.4 million divided by the sum of FTE net interest income of $71.0 million plus non-interest revenue of $22.3 million equals 73.35%. In the second quarter of 2006 there were no securities gains or losses to exclude. The computation of the operating efficiency ratio for the year-to-date period of 2006 is as follows: operating expense of $191.4 million divided by the sum of FTE net interest income of $247.7 million plus non-interest revenue of $126.2 million less securities gains of $147,000 equals 51.23%. In the second quarter of 2006 there were no securities gains or losses to exclude.

Note G—To obtain information on the performance ratios for peer banks, the Company primarily uses the FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company’s information. For this quarter, the peer information is for the first quarter of 2006. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

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

Quantitative and qualitative disclosures about market risk are incorporated by reference in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity” of this Quarterly Report on Form 10-Q. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” in the 2005 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 10, “Commitments and Contingencies” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in the 2005 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in 2005 Form 10-K have not materially changed other than as set forth below.

Risks associated with the RAL and RT programs include credit, the availability of sufficient funding at reasonable rates, risks associated with the IRS, litigation, and regulatory or legislative risk. There is increased legislative and regulatory focus on RALs, including pending and proposed state and Federal legislation to limit interest rates or fees, to curtail sharing of taxpayer information, to impose additional costs and rules on the RAL business and to otherwise limit or prohibit RALs. State attorney generals have also initiated public inquiries in response to consumer advocate complaints into the RAL product and the practices of the tax preparers offering RALs. We cannot determine whether such legislative or regulatory initiatives will be adopted or predict the impact such initiatives would have on our results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(dollars in thousands)

Period		Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Begin Date	End Date
4/1/2006	4/30/2006	—	—	—	$18,933
5/1/2006	5/31/2006	—	—	—	$18,933
6/1/2006	6/30/2006	—	—	—	$18,933

Total		—	—	—	$18,933

On July 17, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to $20 million of its common stock. This authorization has no expiration date and the Company had no prior plans that expired during the second quarter of 2006.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 23, 2006. A total of 46,962,979 shares of common stock were outstanding and entitled to vote as of the record date for this meeting. The following matters were submitted to a vote of the shareholders:

Proposal 1: Election of twelve (12) directors to serve for a term of one year; and

Proposal 2: Ratification of the selection of Ernst & Young LLP as the Company’s independent accountants for the year ending December 31, 2006.

Proposal 1. At this meeting, each of the following nominees was elected to serve on the Company’s Board of Directors until the next Annual Meeting and until his or her successor is elected and qualified:

NOMINEE	VOTES FOR	VOTES WITHHELD
Edward E. Birch	37,725,999	2,307,915

Richard M. Davis	37,688,746	2,345,168

Richard S. Hambleton, Jr.	39,172,862	861,052

D. Vernon Horton	37,657,692	2,376,222

Roger C. Knopf	39,655,993	377,921

Robert W. Kummer, Jr.	39,171,065	862,849

Clayton C. Larson	37,607,560	2,426,354

John R. Mackall	37,208,062	2,825,852

Gerald T. McCullough	39,569,344	464,570

Richard A. Nightingale	39,764,846	269,068

Kathy J. Odell	39,140,137	893,777

William S. Thomas, Jr.	37,705,034	2,328,880

Proposal 2. At this meeting, the ratification of Ernst & Young LLP as the Company’s independent accountants for the year ending December 31, 2006 was approved by the Company’s shareholders (with 39,822,651 votes cast for, 26,689 votes cast against, and 184,574 votes abstaining).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ William S. Thomas, Jr.
William S. Thomas, Jr. President Chief Executive Officer	August 9, 2006

/s/ Joyce M. Clinton
Joyce M. Clinton Executive Vice President Chief Financial Officer	August 9, 2006