Form 10-Q
period 2006-09-30
PACIFIC CAPITAL BANCORP /CA/
filed 2006-11-07
CIK 357264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common Stock - As of October 26, 2006, there were 47,255,324 shares of the issuer’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements and notes begin on the next page.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Balance Sheets

(dollar and share amounts in thousands except per share amounts)

	September 30, 2006 (Unaudited)	December 31, 2005
Assets:
Cash and due from banks	$163,774	$158,880
Federal funds sold and securities purchased under agreements to resell	28,200	—
Securities available-for-sale, at fair value	1,222,833	1,369,549
Loans, net of allowance of $56,246 at September 30,2006 and $55,598 at December 31, 2005	5,292,128	4,841,688
Premises, equipment and other long-term assets	108,149	115,831
Accrued interest receivable	31,104	28,994
Goodwill	145,271	140,584
Other intangible assets	9,846	9,888
Other assets	224,200	210,745

Total assets	$7,225,505	$6,876,159

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$1,075,252	$1,061,711
Interest-bearing deposits	3,857,080	3,956,155

Total deposits	4,932,332	5,017,866
Federal funds purchased and securities sold under agreements to repurchase	286,883	446,642
Long-term debt and other borrowings	1,296,593	793,895
Obligations under capital lease	9,473	9,317
Accrued interest payable and other liabilities	77,703	63,183

Total liabilities	6,602,984	6,330,903

Commitments and contingencies
Shareholders’ equity
Common stock (no par value; $0.25 per share stated value; 100,000 authorized, 46,844 outstanding at September 30, 2006 and 46,631 at December 31, 2005)	11,716	11,662
Preferred stock — no par value; shares authorized: 1,000; shares issued and outstanding: none	—	—
Surplus	115,724	107,829
Accumulated other comprehensive (loss) income	5,709	987
Retained earnings	489,372	424,778

Total shareholders’ equity	622,521	545,256

Total liabilities and shareholders’ equity	$7,225,505	$6,876,159

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(dollar and share amounts in thousands except per share amounts)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans	$99,804	$78,199	$400,960	$279,427
Securities	13,600	14,720	42,614	44,785
Federal funds sold and securities purchased under agreements to resell	75	188	200	494

Total interest income	113,479	93,107	443,774	324,706

Interest expense:
Deposits	30,767	20,033	84,131	49,737
Securities sold under agreements to repurchase and Federal funds purchased	3,915	953	13,761	3,388
Other borrowed funds	16,174	8,636	38,695	23,994

Total interest expense	50,856	29,622	136,587	77,119

Net interest income	62,623	63,485	307,187	247,587
Provision for credit losses	(2,719)	1,967	51,383	48,880

Net interest income after provision for credit losses	65,342	61,518	255,804	198,707

Non interest revenue:
Service charges on deposits	4,187	4,356	12,293	12,894
Trust and investment advisory fees	5,681	4,269	14,522	12,639
Refund transfer fees	251	235	44,815	24,920
Other service charges, commissions and fees, net	4,299	4,854	21,859	16,880
Net gain on sale of tax refund loans	—	—	43,163	26,023
Net (loss) gain on securities transactions	4	—	151	(730)
Other income	2,915	1,100	6,722	5,301

Total non-interest revenue	17,337	14,814	143,525	97,927

Operating expense:
Salaries and benefits	29,127	25,822	95,242	78,515
Net occupancy expense	4,876	4,765	14,271	12,930
Equipment expense	2,903	3,059	7,917	8,128
Refund program marketing and technology fees	—	—	54,706	—
Other expense	20,183	20,168	76,391	56,084

Total operating expense	57,089	53,814	248,527	155,657

Income before income taxes	25,590	22,518	150,802	140,977
Provision for income taxes	8,799	8,150	55,125	52,764

Net income	$16,791	$14,368	$95,677	$88,213

Earnings per share - basic	$0.36	$0.31	$2.05	$1.92
Earnings per share - diluted	$0.36	$0.31	$2.03	$1.91
Average number of shares - basic	46,818	45,985	46,741	45,870
Average number of shares - diluted	47,120	46,391	47,143	46,262
Dividends declared per share	$0.22	$0.20	$0.66	$0.58
Dividends paid per share	$0.22	$0.20	$0.66	$0.58

The accompanying notes are an integral part of these Consolidated Financial Statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Nine-Month Periods Ended September 30,
	2006	2005
Cash flows from operating activities:
Net Income	95,677	$88,213
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	22,260	8,889
Stock-based compensation	4,397	849
Tax expense of stock-based compensation	(1,849)	(357)
Provision for credit losses	51,383	48,880
Net amortization of discounts and premiums for securities	(3,429)	825
Reverse amortization on capital lease	156	50
Amortization of net deferred loan fees	4,019	4,286
Net (gain) loss on sales and calls of securities	(151)	730
Change in accrued interest receivable and other assets	(4,912)	(4,090)
Change in accrued interest payable and other liabilities	14,520	14,438

Net cash provided by operating activities	182,071	162,713

Cash flows from investing activities:
Purchase of bank or branches	—	(52,152)
Proceeds from sales of AFS securities	—	47,400
Proceeds from calls, maturities, and partial paydowns of AFS securities	210,879	269,358
Proceeds from calls and maturities of HTM securities	—	—
Purchase of AFS securities	(52,435)	(159,341)
Purchase of Bank Owned Life Insurance	—	(25,000)
Net increase in loans made to customers	(505,842)	(417,771)
FHLB stock purchases	(20,952)	(1,723)
Net purchase or investment in premises and equipment	(12,349)	(22,223)

Net cash used in investing activities	(380,699)	(361,452)

Cash flows from financing activities:
Net (decrease) increase in deposits	(85,534)	319,066
Net (decrease) increase in borrowings with maturities of 90 days or less	(61,960)	11,417
Proceeds from long-term debt and other borrowing	617,608	153,810
Payments on long-term debt and other borrowing	(212,709)	(168,271)
Tax benefit of stock-based compensation	1,849	357
Proceeds from issuance of common stock	3,552	8,729
Dividends paid	(31,084)	(26,619)

Net cash provided by financing activities	231,722	298,489

Net increase in cash and cash equivalents	33,094	99,750
Cash and cash equivalents at beginning of period	158,880	133,116

Cash and cash equivalents at end of period	$191,974	$232,866

Supplemental disclosure:
Interest paid during period	$134,924	$48,926
Income taxes paid during period	$41,400	$42,820
Non-cash additions to other real estate owned	$—	$247
Non-cash reduction to loans	$—	$(247)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	For the Three-Month Period Ended September 30, 2006			For the Three-Month Period Ended September 30, 2005
	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount
Net Income	$25,590	$8,799	$16,791	$22,518	$8,150	$14,368
Other comprehensive income:
Net unrealized (loss) gain on securities:
Net unrealized holding (losses) gains arising during period	27,061	11,379	15,682	(16,616)	(6,987)	(9,629)
Less: reclassification adjustment for (losses) gains included in net income	4	2	2	—	—	—

Other comprehensive (loss) income	27,057	11,377	15,680	(16,616)	(6,987)	(9,629)

Comprehensive (loss) income	$52,647	$20,176	$32,471	$5,902	$1,163	$4,739

	For the Nine-Month Period Ended September 30, 2006			For the Nine-Month Period Ended September 30, 2005
	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount
Net Income	$150,802	$55,125	$95,677	$140,977	$52,764	$88,213
Other comprehensive income:
Net unrealized (loss) gain on securities:
Net unrealized holding (losses) gains arising during period	8,301	3,491	4,810	(8,937)	(3,758)	(5,179)
Less: reclassification adjustment for (losses) gains included in net income	151	63	88	(730)	(307)	(423)

Other comprehensive (loss) income	8,150	3,428	4,722	(8,207)	(3,451)	(4,756)

Comprehensive (loss) income	$158,952	$58,553	$100,399	$132,770	$49,313	$83,457

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

September 30, 2006

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

The acquisition of First Bancshares, Inc. (“FBSLO”) and its wholly-owned subsidiaries on August 1, 2005 is described in Note 2, “Mergers and Acquisitions” to the Consolidated Financial Statements in the 2005 10-K.

PCBNA operates under the brand names “Santa Barbara Bank & Trust,” “First National Bank of Central California,” “South Valley National Bank,” “San Benito Bank,” and “First Bank of San Luis Obispo” in its retail market areas. PCBNA also operates under the brand name “Pacific Capital Bank” for the three former offices of Pacific Crest Bank, which was merged into PCBNA as part of the March 5, 2004 acquisition of Pacific Crest Capital Inc. (“PCCI”), and the brand name “Pacific Capital Wealth Management Services” for its trust and investment services activities. In July 2006, PCBNA created a wholly owned subsidiary, Morton Capital Management (“MCM”) in conjunction with the purchase of Morton Capital Management, a California-based registered investment advisor. The subsidiary, MCM, is consolidated with PCBNA in these financial statements.

The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been reflected in the financial statements. However, the results of operations for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) on January 1, 2006. This statement requires the recognition of compensation expense during the vesting period directly associated with issued stock awards. The Company adopted the modified prospective method of accounting for stock options under SFAS No. 123(R). Under this method, the Company recognizes compensation expense for both new options and unvested options awarded in years prior to 2006, which had not yet vested at January 1, 2006, but the Company does not restate prior years’ numbers.

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

The table below shows the result of applying the provisions of SFAS No. 123(R) during the three and nine-month periods ended September 30, 2006.

(dollars and shares in thousands, except for earnings per share data)	For the Three-Month Period Ended September 30, 2006	For the Nine-Month Period Ended September 30, 2006
Stock option based compensation expense	$517	$1,681
Stock option based compensation expense after tax	$300	$974
Impact of stock option based compensation expense:
Earnings per share	$0.01	$0.02
Diluted earnings per share	$—	$0.02
Number of stock option grants during the period	44	128
Restricted stock granted	—	261
Compensation expense recognized for restricted stock	$1,206	$2,716
Stock options exercised during the period	54	279
Funds received for stock options exercised	$704	$1,983

For purposes of the 2006 computation, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	4.63%
Expected life:	6.5 years for 10 year options
Expected volatility 6.5 years:	0.3200
Expected dividend	$0.88 per year

The following pro forma information presents the net income and earnings per share for the three and nine-month periods ended September 30, 2005 as if the fair value method of SFAS No. 123(R) had been used to measure compensation cost for stock-based compensation plans. For purposes of these pro forma disclosures, the estimated fair value of stock options and non-vested stock awards is amortized to expense over the related vesting periods.

(dollars in thousands)	For the Three-Month Period Ended September 30, 2005	For the Nine-Month Period Ended September 30, 2005
Net Income, as reported	$14,368	$88,213
Deduct: Total stock option based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(308)	(907)

Pro forma net income	$14,060	$87,306

Earnings Per Share:
Basic- as reported	$0.31	$1.92
Basic - pro forma	$0.31	$1.90
Diluted - as reported	$0.31	$1.91
Diluted - pro forma	$0.30	$1.89

For purposes of the 2005 computation, the significant assumptions used, computed on a weighted average basis, were:

Risk free interest rate:	3.96%
Expected life:	4 years for 5-year options, 5 years for 10-year options
Expected volatility 4 years:	0.2871
Expected volatility 5 years:	0.2704
Expected dividend	$0.80 per year

Stock-based compensation, net of forfeitures, is recognized ratably over the requisite service period for all awards. Estimated future stock-based compensation expense related to unvested stock options totaled $3.4 million at September 30, 2006. The weighted-average remaining vesting period, over which the expense will be recognized, was 1.9 years. The weighted-average grant date fair value of options granted during the year-to-date period of 2006 was $10.47.

Included in the table on page 9 is the number of restricted stock grants and compensation expense recognized for restricted stock grants. The expense for restricted stock is not included in the expense for stock option based compensation expense as required by SFAS No. 123 (R) since they are accounted for as an expense at the time they are granted. The Company started granting restricted stock at the end of the second quarter in 2005. While not vested, a portion of the restricted stock must still be included in the average diluted shares outstanding for the computation of earnings per share as explained in Note 3, “Earnings Per Share” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy. This statement also clarifies how the assumptions of risk and the effect of restrictions on sales or use of an asset effect the valuation. The Company must adopt this statement for fiscal years beginning January 1, 2007 with earlier adoption permitted. Management has determined that the adoption of this statement will not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132R.” This statement was issued to improve employers’ accounting for defined benefit and other post retirement plans by recognizing overfunded and underfunded status of single-employer defined benefit post retirement plans which is measured as the difference between the fair value of the plan assets and the benefit obligation. The statement requires the overfunded status to be reported as an asset and the underfunded status to be reported as a liability in its statement of financial position and to recognize changes in the funded status in comprehensive income as of each year-end. The actual impact of adopting SFAS 158 will be dependent upon the current fair value of plan assets and the amount of projected benefit obligation measured as of the adoption date. The Company must adopt this statement for the fiscal year ending after December 31, 2006. Management is currently evaluating the potential impact of adopting SFAS No. 158 on the Company’s financial position, results of operations and cash flows.

2.	BUSINESS COMBINATIONS

The acquisitions of FBSLO on August 1, 2005, and PCCI on March 5, 2004, are described in Note 2, “Mergers and Acquisitions” in the Consolidated Financial Statements in the 2005 10-K. There was no material impact in the Company’s operating results for the three and nine-month periods ended September 30, 2006 related to the acquisition of FBSLO or PCCI.

On May 16, 2006, PCBNA entered into an Asset Purchase Agreement with Morton Capital Management (“MCM”), a California-based registered investment advisor which at July 1, 2006 managed assets in excess of $850 million and provided planning and investment solutions to individuals, foundations, retirement plans and select institutional clients. On July 1, 2006, PCBNA acquired substantially all of the assets and liabilities of MCM and formed a new wholly-owned subsidiary of PCBNA named Morton Capital Management. The MCM acquisition provides the Company an opportunity to leverage our existing wealth management infrastructure across more assets while providing an expanded array of services for our wealth management clients and MCM’s customers. In connection with the acquisition of MCM, the Company has recorded $4.7 million of goodwill and $2.3 million for the customer relationship intangible. The goodwill will be reviewed annually for impairment while the customer relationship intangible is amortized and will be reviewed for impairment quarterly in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” The customer relationship intangible began amortization at the date of purchase and will be amortized based on an estimated life of 15 years with adjustments based on forecasted cash flows. The Company has not disclosed pro forma information for the purchase of MCM, as the acquisition is not material to the Company as a whole.

3.	EARNINGS PER SHARE

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share include the effect of the potential issuance of common shares and shares issued in connection with unvested stock awards and grants. For the Company, these include only shares issuable on the exercise of outstanding stock options and shares related to restricted stock awards. Stock options with an exercise price greater than the average market price during the period have been excluded from the computations below because they are anti-dilutive.

The computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2006 and 2005, was as follows:

	Three-Month Periods		Nine-Month Periods
(share and net income amounts in thousands )	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Period ended September 30, 2006
Numerator — Net Income	$16,791	$16,791	$95,677	$95,677

Denominator — weighted average shares outstanding	46,818	46,818	46,741	46,741

Plus: net shares issued in assumed stock option exercises		302		402

Diluted denominator		47,120		47,143

Earnings per share	$0.36	$0.36	$2.05	$2.03
Anti-dilutive options excluded		217		139
Period ended September 30, 2005
Numerator — Net Income	$14,368	$14,368	$88,213	$88,213

Denominator — weighted average shares outstanding	45,985	45,985	45,870	45,870

Plus: net shares issued in assumed stock option exercises		406		392

Diluted denominator		46,391		46,262

Earnings per share	$0.31	$0.31	$1.92	$1.91
Anti-dilutive options excluded		27		117

4.	SECURITIES AVAILABLE-FOR-SALE

The amortized historical cost, market values and gross unrealized gains and losses of securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2006

Available-for-sale:
U.S. Treasury obligations	$79,712	$—	$(687)	$79,025
U.S. Agency obligations	223,190	9	(2,429)	220,770
Collateralized mortgage obligations	67,665	29	(878)	66,816
Mortgage-backed securities	629,226	508	(18,455)	611,279
Asset-backed securities	3,385	55	—	3,440
State and municipal securities	209,804	32,108	(409)	241,503

	$1,212,982	$32,709	$(22,858)	$1,222,833

December 31, 2005

Available-for-sale:
U.S. Treasury obligations	$100,208	$34	$(1,189)	$99,053
U.S. Agency obligations	261,854	23	(3,194)	258,683
Collateralized mortgage obligations	63,429	9	(1,186)	62,252
Mortgage-backed securities	721,704	662	(18,585)	703,781
Asset-backed securities	7,114	—	(20)	7,094
State and municipal securities	213,537	25,828	(679)	238,686

	$1,367,846	$26,556	$(24,853)	$1,369,549

Securities totaling approximately $1.2 billion and $1.3 billion at September 30, 2006 and December 31, 2005, respectively, were pledged to secure public funds, trust deposits, bankruptcy deposits, treasury tax and loan deposits, Federal Home Loan Bank (“FHLB”) advances, customer repurchase agreements, and other borrowings as required or permitted by law.

Gains or losses may be realized on securities in the available-for-sale portfolio if the Company sells any of these securities in response to changes in interest rates or for other reasons related to the management of the components of the balance sheet.

The fair value of securities can change due to credit concerns and changes in interest rates. All of the securities held by the Company are classified as available-for-sale, and are therefore carried at their fair value with changes in fair value reflected in other comprehensive income.

The following table discloses securities balances by category, which are at an unrealized loss at September 30, 2006 and December 31, 2005 and the range of duration of the loss. The amount of unrealized losses at September 30, 2006 has decreased by $2.0 million since December 31, 2005. The unrealized losses are due to increases in interest rates. The Company does not hold any securities for which it believes the impairment is due to credit concerns as described in SEC Staff Accounting Bulletin #59 and consequently the Company has no reason to believe the full par value of the securities will not be received.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2006
US Treasury/US Agencies	$53,993	$(269)	$238,967	$(2,848)	$292,960	$(3,117)
Mortgage-backed securities	19,866	(93)	596,850	(18,362)	616,716	(18,455)
Municipal bonds	366	—	19,940	(408)	20,306	(408)
Asset-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	11,852	(9)	53,661	(869)	65,513	(878)

Subtotal, debt securities	86,077	(371)	909,418	(22,487)	995,495	(22,858)
Common stock	—	—	—	—	—	—

Total temporarily impaired securities	$86,077	$(371)	$909,418	$(22,487)	$995,495	$(22,858)

As of December 31, 2005
US Treasury/US Agencies	$164,351	$(1,925)	$133,877	$(2,458)	$298,228	$(4,383)
Mortgage-backed securities	281,303	(3,610)	410,473	(14,975)	691,776	(18,585)
Municipal bonds	25,074	(216)	11,481	(463)	36,555	(679)
Asset-backed securities	6,176	(19)	918	(1)	7,094	(20)
Collateralized mortgage obligations	32,284	(411)	28,629	(775)	60,913	(1,186)

Subtotal, debt securities	509,188	(6,181)	585,378	(18,672)	1,094,566	(24,853)
Common stock	—	—	—	—	—	—

Total temporarily impaired securities	$509,188	$(6,181)	$585,378	$(18,672)	$1,094,566	$(24,853)

The Company performs regular impairment analyses on the investment securities available-for-sale portfolio. If the Company determines that a decline in fair value is other-than temporary, an impairment write-down is recognized in current earnings. Other-than-temporary declines in fair value are assessed based on the duration the security has been in a continuous unrealized loss position, the severity of the decline in value, the rating of the security and our ability and intent to hold the securities until the fair values recover.

The current unrealized losses in the investment securities available-for-sale portfolio of $22.9 million for the period ended September 30, 2006 is largely a result of market interest rate fluctuations. Specifically, the unrealized losses are largely due to a gross unrealized loss in our mortgage-backed securities portfolio of $18.5 million and a gross unrealized loss in U.S Agency sponsored obligations of $2.4 million. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long term investment grade status at September 30, 2006. Although the Company is currently exploring the possibility of exiting certain investments for purposes of reinvestment, no definitive courses of action have been determined or approved by management and as of September 30, 2006 the Company has the ability and the intention to hold these securities until their fair values recover. As such, management does not believe that there are any securities, other than those previously identified in prior periods, that are other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2006 are warranted.

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loan Categories

The balances in the various loan categories are as follows:

(dollars in thousands)	September 30, 2006	December 31, 2005
Real estate:
Residential - 1 to 4 family	$1,301,075	$1,128,318
Multi-family residential	280,203	256,857
Non-residential	1,211,434	1,160,864
Construction	490,278	374,500
Commercial loans	958,305	934,840
Home equity loans	362,768	319,195
Consumer loans	422,003	431,542
Tax refund loans	15,109	—
Leases	305,015	287,504
Other loans	2,184	3,666

Total loans	5,348,374	4,897,286
Allowance for credit losses	56,246	55,598

Net loans	$5,292,128	$4,841,688

The loan balances at September 30, 2006 and December 31, 2005 are net of approximately $6.8 million and $6.2 million, respectively, in deferred net loan fees. The leases reported in the table above are fully financed capital leases of commercial equipment.

Included among the loans reported in the table above are tax-exempt loans to cities and special districts of $13.6 million and $14.4 million as of September 30, 2006 and December 31, 2005. These obligations are not bonded, as are the municipal obligations in the securities portfolio.

Impaired Loan Information

The following table discloses balance information about the impaired loans and the related allowance as of September 30, 2006, December 31, 2005 and September 30, 2005:

(dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Impaired loans for which a valuation allowance has been established	$2,339	$1,960	$3,355
Impaired loans for which no valuation allowance has been established	16,744	58,516	59,446

Loans identified as impaired	$19,083	$60,476	$62,801

The amount of valuation allowance for impaired loans as of September 30, 2006, December 31, 2005 and September 2005 was $532,000, $308,000 and $463,000, respectively. The decrease of $41.8 million in impaired loans for which no valuation allowance has been established is due to three large commercial loans which were no longer impaired as of March 2006.

The following table discloses additional information about impaired loans for the three and nine-month periods ended September 30, 2006 and 2005:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(dollars in thousands)	2006	2005	2006	2005
Average amount of recorded investment in impaired loans for the period	$26,546	$54,846	$37,838	$41,412
Interest recognized during the period for impaired loans	$467	$798	$2,191	$1,365

Allowance for Loan Losses

The table below summarizes the activity in the allowance for loan losses. The valuation allowance for impaired loans of $532,000 as of September 30, 2006 is included in the “All Other Loans” column.

(dollars in thousands)	All Other Loans	Tax Refund Loans	Total
For the Quarter-Ended September 30, 2006:
Balance, June 30, 2006	$52,919	$719	$53,638
Provision for credit losses	6,281	(9,000)	(2,719)
Credit losses charged against allowance	(5,028)	54	(4,974)
Recoveries added to allowance	1,301	9,000	10,301

Balance, September 30, 2006	$55,473	$773	$56,246

For the Nine-Months Ended September 30, 2006:
Balance, December 31, 2005	$55,598	$—	$55,598
Provision for credit losses	15,093	36,290	51,383
Credit losses charged against allowance	(21,293)	(58,895)	(80,188)
Recoveries added to allowance	6,075	23,378	29,453

Balance, September 30, 2006	$55,473	$773	$56,246

For the Quarter-Ended September 30, 2005:
Balance, June 30, 2005	$49,901	$464	$50,365
Addition from FSLO acquisition	1,683	$—	1,683
Provision for credit losses	1,967	—	1,967
Credit losses charged against allowance	(3,153)	—	(3,153)
Recoveries added to allowance	960	—	960

Balance, September 30, 2005	$51,358	$464	$51,822

For the Nine-Months Ended September 30, 2005:
Balance, December 31, 2004	$53,977	$—	$53,977
Addition from FSLO acquisition	1,683	—	1,683
Provision for credit losses	8,238	40,642	48,880
Credit losses charged against allowance	(17,483)	(48,955)	(66,438)
Recoveries added to allowance	4,943	8,777	13,720

Balance, September 30, 2005	$51,358	$464	$51,822

Loans secured by first trust deeds on residential and commercial property of $2.0 billion and $1.7 billion at September 30, 2006 and December 31, 2005, respectively, were pledged to the FHLB as security for borrowings.

During the first six months of 2006, the Company originated RALs totaling $6.1 billion. As indicated in the table of loans, there remained $15.1 million of RALs as of September 30, 2006. Included in the $15.1 million of RALs, is a $9.0 million adjustment for larger than expected collections of RALs after the IRS completed additional review of tax returns and released more funds than anticipated in October. To reflect the collections received in October, the Company increased its RAL receivable by $9.0 million and reduced the loan loss provision expense by $9.0 million as of September 30, 2006. As of September 30, 2006, there were net charge-offs associated with the RAL program of $35.5 million. The remaining balance of RALs originated in 2006 will be collected or completely charged-off by December 31, 2006.

Letters of Credit and Other Contractual Commitments

The nature of these commitments is described in Note 18, “Commitments and Contingencies” to the Consolidated Financial Statements in the 2005 10-K. As of September 30, 2006 and December 31, 2005, the contractual notional amounts and the maturity of these instruments are as follows:

	As of September 30, 2006					As of December 31, 2005
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Commercial lines of credit	$153,208	$240,710	$27,458	$90,145	$511,521	$550,165
Consumer lines of credit	2,643	7,728	13,982	333,715	358,068	330,257
Standby letters of credit and financial guarantees	55,667	46,308	21,002	789	123,766	96,074

Total	$211,518	$294,746	$62,442	$424,649	$993,355	$976,496

The Company anticipates a majority of the above commitments will not be fully drawn by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines (the Company does not make credit card loans) and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies.

The Company has established a liability for estimated credit losses on letters of credit and other credit commitments. In accordance with GAAP, this liability is not included as part of the allowance for credit loss reported on the consolidated balance sheets for outstanding loans. Instead, the liability is included in other liabilities. The expense associated with this liability is included in other expense rather than in provision for credit losses. The balance of the liability at September 30, 2006 was $1.3 million.

The following table shows the activity in this reserve account for the three and nine-month periods ended September 30, 2006 and 2005:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
(dollars in thousands)	2006	2005	2006	2005
Beginning estimate	$1,081	$1,127	$1,685	$1,232
Additions and other changes	(117)	1,447	(858)	1,490
Funded and written-off	304	30	441	(118)

Ending estimate	$1,268	$2,604	$1,268	$2,604

6.	TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Refund Anticipation Loan Securitization

The RAL and Refund Transfer (“RT”) programs are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tax Refund Anticipation Loan and Refund Transfer Programs” and Note 11, “Transfers and Servicing of Financial Assets” to the Consolidated Financial Statements in the 2005 10-K. During the first quarter of 2006 and 2005, the Company sold a portion of RALs through a special purpose entity, SBB&T RAL Funding Corporation. The Company acted as the servicer for all such RALs during the securitization periods. The securitization of RALs was completed by March 31, 2006 and 2005, respectively. There is a potential for subsequent recoveries on loans charged-off in the first quarter’s securitization.

In 2006, the agreement governing these RAL securitization transactions allowed the Company to securitize up to $1.1 billion of loans at any one time. As loans are paid, the Company may securitize new loans. The total amount of loans securitized in 2006 was $1.5 billion. In 2005, the agreement governing these RAL securitization transactions allowed the Company to securitize up to $1.0 billion of loans at any one time. In 2005, the Company securitized a total of $1.5 billion of loans. The securitization arrangements used for funding involve a “true sale” of the loans into the securitization vehicle. Under the terms of the securitization, the loans are sold for their face value less a discount representing the Company’s retained interest in the loans. The Company is charged fees in connection with its securitization transactions based on the size of the commitment to purchase and how much of the commitment is utilized. Any of the loans sold into the securitization, which are not repaid by the Internal Revenue Service are charged against the Company’s retained portion of the loans until that amount is exhausted. The securitization purchasers would recognize losses on defaulted loans in excess of the discount.

Normally, a securitization of loans impacts the timing of the recognition of income. That is, the seller may recognize income from the loans in different periods than if the loans were not securitized. Typically, a gain on sale is recognized at the time of securitization. This gain represents the present value of the difference between the interest rate on the loan and the lower interest rate that is paid to the securitization purchaser on the third party securities it issues. Because this difference is recognized at the time of the sale of the loans into the securitization vehicle, securitizing generally accelerates income recognition. The RAL securitization is initiated and closed within the same quarter, because the RALs sold are funded and paid-off within the same fiscal quarter. As a result, there is no acceleration of income, and the timing of the amounts of income and expense are the same as they would be if the loans were not securitized. With the exception of the commitment and utilization fees charged to the Company, the only accounting impact from securitizing a portion of the RALs is to change the category on the income statement where the operating results are reported. All of the cash flows associated with the RALs sold to the Company’s securitization vehicle were reported net as a gain on sale of loans. This gain account is reported as a separate line on the statement of income as non-interest revenue. The cash flows associated with these RALs are net of the fee income received from the customer, the interest expense paid to fund the loans, and the credit cost for defaulted loans.

The default rate of the loans is unaffected by whether they are securitized, and in both years, defaulted loans were less than the Company’s retained interest, so the only impact of the securitization on defaulted loans is the reclassification of losses from provision for credit losses to an offset against the gain on sale.

The accounting for the securitization is also impacted by the change in the Company’s agreements with one of the tax preparers, Jackson Hewitt, Inc. (“JHI”) at whose offices the loans are offered. See Note 11, “Refund Program Marketing and Technology Fees” to the Consolidated Financial Statements in this Quarterly Report on form 10-Q for a description of the impact from the changes in the Company’s agreements with JHI.

The following table summarizes the components of the gain on sale of RALs for the nine-month periods ended September 30, 2006 and 2005. All RAL securitization-related activities occur only in the first quarter of the year. As noted above, the amount of the gain on the securitization is impacted by the changes in the agreements with JHI.

RAL GAIN ON SALE SUMMARY

	Nine-Months Ended September 30,
(dollars in thousands)	2006	2005
RAL fees	$60,867	$39,310
Fees paid to investor	(1,796)	(1,082)
Commitment fees paid	(1,155)	(1,250)
Credit losses	(14,753)	(10,955)

Net gain on sale of RALs	$43,163	$26,023

7.	FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased consist of unsecured overnight borrowings from other financial institutions. Securities sold under agreements to repurchase (“repos”) are borrowings by the Company collateralized by pledging some of the Company’s investment securities. As of September 30, 2006, the Company had $150.0 million in long-term repurchase agreements with maturities during 2015. Federal funds purchased and overnight repos are used to balance short-term mismatches between cash inflows from deposits, loan repayments, maturing securities and cash outflows to fund loans, purchase securities and deposit withdrawals. Repos of several weeks to several months’ maturity are offered to customers that wish to place funds with PCBNA in excess of the $100,000 FDIC limit on deposit insurance. The terms of these borrowings are described in Note 13, “Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” to the Consolidated Financial Statements in the 2005 10-K.

8.	LONG-TERM DEBT, OTHER BORROWINGS, AND CAPITAL LEASE OBLIGATION

Long-term debt and other borrowings and the capital lease obligation include the following items:

(dollars in thousands)	September 30, 2006	December 31, 2005
Long-term debt and other borrowings:
Federal Home Loan Bank advances	$990,935	$587,999
Treasury Tax & Loan amounts due to Federal Reserve Bank	106,585	8,814
Subordinated debt issued by the Bank	121,000	121,000
Senior debt issued by the Bancorp	—	37,000
Subordinated debt issued by the Bancorp	78,073	39,082

Total long-term debt and other borrowings	1,296,593	793,895
Obligation under capital lease	9,473	9,317

Total long-term debt and other borrowings and obligations under capital lease	$1,306,066	$803,212

As of September 30, 2006, the FHLB advances had the following maturities: $273.7 million in one year or less; $424.4 million in one to three years; and $292.9 million in more than three years. At September 30, 2006, the subordinated debt issued by the Bank had the following maturities: $36.0 million is due in 2011, $35.0 million is due in 2013 and $50.0 million is due in 2015. The subordinated debt issued by the Bancorp as of September 30, 2006 had the following maturities: $30.3 million is due in 2033, $8.0 million is due in 2032 and $39.2 million is due in 2036. Included in subordinated debt issued by the Bancorp is a $573,000 fair value adjustment related to the debt assumed with the acquisitions of PCCI and FBSLO. The terms of debt assumed with the acquisitions of PCCI and FBSLO are described in Note 14, “Long-Term Debt and Other Borrowings” to the Consolidated Financial Statements in the 2005 10-K. Treasury Tax and Loan notes are due on demand.

The capital lease obligation is also described in Note 14, “Long-Term Debt and Other Borrowings” to the Consolidated Financial Statements in the 2005 10-K.

On July 6, 2006, the Company repaid $37.0 million in principal amount of 7.54% senior notes issued by Bancorp. The senior notes were refinanced by issuing trust preferred securities of $38.0 million on July 5, 2006 by establishing Pacific Capital Statutory Trust I (“Trust”) which issued and sold $38.0 million of floating rate capital securities in a private placement to institutional investors and issued $1.2 million in floating rate common securities to the Company. The Trust used the proceeds of these issuances to purchase $39.2 million of the Company’s floating rate junior subordinated deferrable interest debentures with a maturity of September 15, 2036. The terms for the capital securities and the debentures are essentially identical. Interest is paid quarterly on March 15, June 15, September 15 and December 15 of each year. The interest rate is currently 7.09% and will adjust at each quarterly payment at a rate equal to the three-month LIBOR plus 1.70%.

Since December 31, 2005, the Company has converted short-term FHLB advances to long-term FHLB advances with fixed interest rates. Below is a listing of the long-term, fixed-rate advances with FHLB during 2006:

(dollars in thousands)

Amount of Advance	Funding Date	Maturity Date	Interest Rate
$10,000	1/27/2006	11/09/2009	4.84%
10,000	1/27/2006	7/21/2009	4.83%
10,000	1/27/2006	4/08/2009	4.82%
10,000	3/10/2006	3/05/2010	5.15%
5,000	3/10/2006	3/9/2007	5.08%
10,000	3/15/2006	4/01/2010	5.08%
10,000	4/10/2006	9/22/2010	5.25%
20,000	6/6/2006	7/25/2007	5.35%
20,000	6/6/2006	11/14/2007	5.35%
20,000	6/6/2006	1/09/2008	5.35%
20,000	6/6/2006	5/14/2008	5.33%
50,000	6/23/2006	6/23/2009	5.58%
50,000	6/26/2006	6/27/2011	5.64%
50,000	6/27/2006	11/17/2008	5.58%
50,000	6/27/2006	7/14/2008	5.59%
50,000	6/27/2006	12/15/2009	5.60%
50,000	6/29/2006	7/09/2007	5.62%
30,000	8/14/2006	8/14/2009	5.32%
30,000	9/05/2006	9/08/2009	5.06%
25,000	9/26/2006	10/30/2009	4.92%

$530,000

9.	OTHER POSTRETIREMENT HEALTH BENEFITS

All eligible retirees may obtain health insurance coverage through the Company’s Retiree Health Plan (“Plan”). The Plan, the liability recognized by the Company, and the periodic expense to recognize the Company’s increasing obligations under the Plan are described in detail in Note 15, “Other Postretirement Benefits” to the Consolidated Financial Statements in the 2005 10-K.

The Medicare Prescription Drug, Improvement and Modernization Act was enacted in 2003. The periodic expense recognized by the Company for the first nine months of 2005 and 2006 reflects the amount associated with the federal subsidy provided by the act.

The amount of the periodic expense recognized in the three and nine-month periods ending September 30, 2006 and 2005 are disclosed in the following table.

	For the Three- Month Periods Ended September 30,		For the Nine- Month Periods Ended September 30,
(dollars in thousands)	2006	2005	2006	2005
Service cost	$427	$433	$1,280	$1,299
Interest cost	266	228	799	683
Return on assets	(167)	(137)	(500)	(410)
Recognized gains or (losses)	90	74	271	223

Total	$616	$598	$1,850	$1,795

10.	COMMITMENTS AND CONTINGENCIES

The following table shows the contractual lease obligations the Company is committed to pay.

	As of September 30, 2006					As of December 31, 2005
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Non-cancelable leases	$10,718	$16,991	$9,010	$12,673	$49,392	$45,975
Capital leases	344	769	906	24,375	26,394	26,652

Total	$11,062	$17,760	$9,916	$37,048	$75,786	$72,627

The terms of the leases are discussed in Note 18, “Commitments and Contingencies” to the Consolidated Financial Statements in the 2005 10-K.

Legal

The Company has been a defendant in a class action lawsuit brought on behalf of persons who entered into a refund anticipation loan application and agreement (the “RAL Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on March 18, 2003 in the Superior Court in San Francisco, California as Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A., and Jackson-Hewitt, Inc. The Company is a party to a separate cross-collection agreement with each of the other RAL lenders by which it agrees to collect sums due to those other lenders on delinquent RALs by deducting those sums from tax refunds due to its RAL customers and remitting those funds to the RAL lender to whom the debt is owed. This cross-collection procedure is disclosed in the RAL Agreement with the RAL customer and is specifically authorized and agreed to by the customer. The plaintiff does not contest the validity of the debt, but contends that the cross-collection is illegal and requests damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. Venue for this suit was changed to Santa Barbara. The Company filed an answer to the complaint and a cross complaint for indemnification against the other RAL lenders. On May 4, 2005, a superior court judge in Santa Barbara granted a motion filed by the Company and the other RAL lenders, which resulted in the entry of a judgment in favor of the Company dismissing the suit. The plaintiffs have filed an appeal. A hearing before the Court of Appeal was held on June 14, 2006, and the matter was taken under submission. On September 29, 2006 the Court of Appeal, in a 2-1 decision, issued an opinion, which held that the claims in the Complaint that the Company had violated certain California consumer protection laws were not preempted by Federal law and regulations. The Company and the Cross-Defendants have filed a Motion for Reconsideration. The Company continues to believe that there is no merit to the claims made in this action and intends to vigorously defend itself.

The Company is a defendant in a class action lawsuit brought on behalf of persons who entered into a refund transfer application and agreement (the “RT Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on May 13, 2003 in the Superior Court in San Francisco, California as Alana Clark, Judith Silverstine, and David Shelton v. Santa Barbara Bank & Trust. The cross-collection procedures mentioned in the description above of the Hood case is also disclosed in the RT Agreement with each RT customer and is specifically authorized and agreed to by the customers. The plaintiffs do not contest the validity of the debt, but contend that the cross-collection is illegal and request damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. The Company filed a motion for a change in venue from San Francisco to Santa Barbara. The plaintiffs’ legal counsel stipulated to the change in venue. Thereafter, the plaintiffs dismissed the complaint without prejudice. The plaintiffs filed a new complaint in San Francisco limited to a single cause of action alleging a violation of the California Consumer Legal Remedies Act. The Company filed an answer to the complaint and a cross complaint for indemnification against the other RAL lenders. On October 10, 2006, the Company, co-defendant Intuit and the plaintiff who represents the class entered into a settlement agreement, which was subject to court approval. On October 16, 2006, the Superior Court judge issued an order, which preliminarily approved the settlement subject to a hearing to be held on November 27, 2006, to consider any objections to the settlement from members of the class. An order and judgment finalizing the settlement will not be issued until after the hearing and will be dependent on the judge’s consideration of any objections submitted and his determination that the settlement is fair, reasonable and adequate. Once entered, the judgment will not become final until the expiration of the appeal period. Assuming no appeal, the judgment will become final and the proceeds of the settlement will be paid in the first quarter of 2007. Entry of judgment consistent with the preliminarily approved settlement will not have a material effect on the Company’s financial position, results of operation or cash flow.

The Company is a defendant in a class action law suit brought on behalf of residents of the State of New York who engaged Jackson Hewitt, Inc (“JHI”) to provide tax preparation services and who through JHI entered into an agreement with the Company to receive a RAL. JHI is also a defendant. The lawsuit was filed on June 18, 2004, in the Supreme Court of the State of New York, County of New York as Myron Benton v. Jackson Hewitt, Inc. and Santa Barbara Bank & Trust Co. As part of the RAL documentation, the customer receives and signs a disclosure form which discloses that the Company may share a portion of the federal refund processing fee and finance charge with JHI. The plaintiffs allege that the failure of JHI and the Company to disclose the specific amount of the fee that JHI receives is unlawful and request damages on behalf of the class, injunctive relief, punitive damages and attorneys’ fees. The Company filed a motion to dismiss the complaint. In response to the complaint, on December 22, 2004, the plaintiffs filed an amended complaint. The amended complaint added three new causes of action: 1) a cause of action for an alleged violation of California Business and Professions Code Sections 17200 and 17500, et seq, as a result of alleged deceptive business practices and false advertising; 2) a cause of action for an alleged violation of California Consumer Legal Remedies Act, California Civil Code Section 1750, et seq; and 3) a cause of action for alleged negligent misrepresentation. The Company filed a motion for summary judgment. The plaintiff filed a motion for partial summary judgment. Following a court hearing on December 6, 2005, the judge took the matter under submission. In an opinion filed on July 26, 2006, the judge issued an Opinion and Order, which granted the Company motion for summary judgment, denied the plaintiff’s motion for partial summary judgment, and dismissed the amended complaint. On August 17, 2006, judgment was entered in favor of the Company. On September 15, 2006 the plaintiff filed a Notice of Appeal. The Company intends to continue to vigorously defend itself during the appellate process.

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

11.	REFUND PROGRAM MARKETING AND TECHNOLOGY FEES

The Company contracts with electronic filers, professional tax preparers, and companies with franchise tax preparation services. Generally, the fee collected for RAL and RT products is split with these contractors to compensate them for the services they provide to the Company. These services include, among other things, most of the customer contact and assistance with completing loan or transfer applications. Among these contractors is JHI. The Company has contracted with JHI and its predecessors for seven years.

In 2006, the Company and JHI entered into two new agreements, a Program Agreement with JHI and a Technology Services Agreement with Jackson Hewitt Technology Services, Inc. (“JHTS”), collectively referred to as “JHI” within this footnote. Among other changes, the agreements provide for a change in the method by which JHI is compensated for the services it provides to the Company. The fee-splitting arrangement provided for in the earlier agreements is eliminated, and, under the revised agreements, JHI is compensated for the services it provides through fixed fees for program and technology services.

This change in the method of payment has had little net impact on operating results, as the amount of the fixed fees is approximately equal to what would have been paid under the prior agreement. While the “economics” are virtually the same under the new agreements as under the old, the presentation is different. Under the previous agreement, the fees were recognized net of the amount of the fee split with JHI. Under the new agreements, the Company recognizes all of the revenue from the RALs and RTs and the program marketing and technology fees paid to JHI are shown as an operating expense. The impacts of these changes are apparent in the increase in RAL and RT income, the increase in the gain on sale of RALs into the securitization vehicle as disclosed in Note 6, “Transfers and Servicing of Financial Assets” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the increase in provision expense for RALs, and in the refund program marketing and technology fees line item included on the Company’s Consolidated Statement of Income for 2006 reporting an expense of $54.7 million.

12.	OTHER EXPENSE

The increase in other expense for the nine-month period ending September 30, 2006 compared to the same period in prior year is primarily attributable to increases in software amortization for the core system implementation and consulting expenses incurred to implement a risk management framework, Sarbanes-Oxley Act of 2002 (“SOX 404”) compliance efforts and IT support. Additionally, the company incurred a write-off of $734,000 in the second quarter of 2006 relating to purchased software which was amortizing but that was no longer in use. The Company has experienced performance issues related to the new IT system implementation. Management is currently assessing the technology environment and the Company may realize additional write-downs of the carrying value of the IT system once management has completed the assessment and identified the elements that will not be utilized in the future.

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

The following tables disclose segment performance for the three and nine-month periods ended September 30, 2006 and 2005.

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Three-Months Ended September 30, 2006
Revenues from external customers	$65,448	$40,232	$803	$5,733	$20,156	$132,372
Intersegment revenues	36,617	—	980	147	14,449	52,193

Total revenues	$102,065	$40,232	$1,783	$5,880	$34,605	$184,565

Profit (Loss)	$38,799	$24,794	$8,600	$3,026	$(48,073)	$27,146
Interest income	57,175	39,696	120	—	18,044	115,035
Interest expense	25,204	—	1,058	186	24,408	50,856
Internal charge for funds	21,961	13,539	75	—	16,618	52,193
Depreciation	1,352	25	193	16	1,722	3,308
Total assets	2,952,214	1,947,633	14,428	9,455	2,301,775	7,225,505
Capital expenditures	—	—	—	—	3,360	3,360

Three-Months Ended September 30, 2005
Revenues from external customers	$52,167	$31,552	$862	$4,306	$20,272	$109,159
Intersegment revenues	38,915	—	666	699	14,209	54,489

Total revenues	$91,082	$31,552	$1,528	$5,005	$34,481	$163,648

Profit (Loss)	$37,125	$16,617	$(1,466)	$2,324	$(30,845)	$23,755
Interest income	43,231	30,886	141	—	20,074	94,332
Interest expense	14,609	—	686	416	13,914	29,625
Internal charge for funds	23,735	13,143	230	—	17,381	54,489
Depreciation	1,320	30	208	16	1,856	3,430
Total assets	2,574,584	1,756,676	20,785	1,448	2,332,882	6,686,375
Capital expenditures	—	—	—	4,921	10,458	15,379

(dollars in thousands)	Community Banking	Commercial Banking	Refund Programs	Fiduciary	All Other	Total
Nine-Months Ended September 30, 2006
Revenues from external customers	$185,589	$113,948	$216,204	$14,700	$61,526	$591,967
Intersegment revenues	119,583	—	11,390	743	39,339	171,055

Total revenues	$305,172	$113,948	$227,594	$15,443	$100,865	$763,022

Profit (Loss)	$121,032	$65,055	$100,807	$8,716	$(140,140)	$155,470
Interest income	160,658	112,258	118,383	—	57,143	448,442
Interest expense	66,690	—	8,018	786	61,093	136,587
Internal charge for funds	67,938	43,027	5,956	—	54,134	171,055
Depreciation	4,494	81	581	43	4,810	10,009
Total assets	2,952,214	1,947,633	14,428	9,455	2,301,775	7,225,505
Capital expenditures	—	—	—	—	12,349	12,349

Nine-Months Ended September 30, 2005
Revenues from external customers	$145,724	$88,048	$121,938	$12,777	$58,580	$427,067
Intersegment revenues	107,316	—	6,352	1,763	39,631	155,062

Total revenues	$253,040	$88,048	$128,290	$14,540	$98,211	$582,129

Profit (Loss)	$108,403	$47,066	$65,989	$8,610	$(84,657)	$145,411
Interest income	120,945	86,702	65,047	—	56,446	329,140
Interest expense	36,864	—	3,373	975	35,907	77,119
Internal charge for funds	63,405	35,711	2,929	4	53,014	155,063
Depreciation	3,625	95	593	48	4,532	8,893
Total assets	2,574,584	1,756,676	20,785	4,921	2,332,882	6,689,848
Capital expenditures	—	—	—	—	22,998	22,998

The following table reconciles total revenues and profit for the segments to total revenues and pre-tax income, respectively, in the Consolidated Statements of Income for the three and nine-month periods ended September 30, 2006 and 2005.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
(dollars in thousands)	2006	2005	2006	2005
Total revenues for reportable segments	$184,565	$163,648	$763,022	$582,129
Elimination of intersegment revenues	(52,193)	(54,489)	(171,055)	(155,062)
Elimination of taxable equivalent adjustment	(1,556)	(1,238)	(4,668)	(4,434)

Total consolidated revenues	$130,816	$107,921	$587,299	$422,633

Total profit or loss for reportable segments	$27,146	$23,756	$155,470	$145,411
Elimination of taxable equivalent adjustment	(1,556)	(1,238)	(4,668)	(4,434)

Income before income taxes	$25,590	$22,518	$150,802	$140,977

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

SUMMARY RESULTS

In the third quarter and nine-months ended September 30, 2006, the Company realized strong results from the RALs business, organic loan growth in the construction, residential real estate, and home equity loan portfolios and higher non-interest income from trust and advisory fees and bank owned life insurance proceeds. These positive results were partially offset by a compression in net interest margin from higher interest expense. Expensive wholesale funding such as Federal Funds Purchased and FHLB advances were used to fund loan growth as deposit growth was outpaced by loan growth due to the competitive deposit gathering environment. Operating expenses including consulting expenses for IT support and regulatory compliance efforts including SOX 404 and risk management also offset the positive results. However, the Company has implemented several expense reduction strategies and is pleased with the downward trend experienced in the third quarter of 2006.

Net income for the third quarter was $16.8 million, compared with $14.4 million reported for the third quarter of 2005, an increase of $2.4 million or 16.9%. Diluted earnings per share for the third quarter of 2006 were $0.36, compared with $0.31 reported for the third quarter of 2005. The key driver was larger than expected collections of RAL loans in October 2006. Management determined that the impact from the large RAL collections should be recorded in the third quarter. The resulting entry increased the tax refund loans receivable by $9.0 million and with a corresponding reduction in the provision for loan loss expense of $9.0 million or $0.11 per share. The increase in net income was also attributed to higher interest income of $20.4 million or 21.9% from strong loan growth and increases in the variable rate loan portfolio rates, higher non-interest revenue of $2.5 million or 16.9% due to trust and investment advisory fees related to the Morton Capital acquisition and bank owned life insurance proceeds. The increases in income were partially offset by higher operating expenses of $3.3 million or 6.1% and interest expense of $21.3 million or 72.0%. The efficiency ratio of the “Core Bank” (consolidated Bank less the impact of RAL/RT programs) improved by nearly 400 basis points for the quarter to 68.53% from 72.44% in the second quarter of 2006. This reduction demonstrates our ability to implement expense management initiatives announced last quarter.

For the nine-months ended September 30, 2006, net income increased by $7.5 million or 8.5% from the nine-months ended September 30, 2005 largely due to the continued success of the RAL and RT programs generating a pre-tax increase of $32.8 million or 52.5% over September 30, 2005 when excluding inter-segment revenues and internal charges. Net interest income increased $59.6 million or 24.1%, non-interest revenue increased $45.6 million or 46.6%, offset by higher operating expenses of $92.8 million or 59.6 % and higher provision for credit losses of $2.5 million or 5.1% over the same nine-month period ending September 30, 2005. The increase in net interest income, provision for credit losses and non-interest revenue reflects the growth in the loan portfolio during 2006, the FBSLO acquisition and increases from the RAL and RT programs. The increase in operating expenses is due to the RAL program marketing and technology fees, consulting and salary expenses for the investment in our risk management infrastructure and IT system support, the implementation of the Core Bank IT system conversion and impacts from the FBSLO acquisition.

We are considering a number of additional actions in the fourth quarter to improve our performance at the Core Bank including pricing adjustments for certain deposit products, considering the sale of certain securities as a part of repositioning our balance sheet and securitizing or selling a portion of our loan portfolio.

Performance Ratios

Financial institutions commonly report the performance ratios shown below. The performance ratios enable comparability regardless of size of the institution. The performance ratios are listed with and without the RAL and RT programs.

A common means of measuring the operating efficiency for banks is a ratio that divides the non-interest expense (operating expense) of the bank by its net revenues (Note F). Notes designated by a letter are notes to the financial statements that follow this discussion and analysis starting on page 52 in this Quarterly Report on Form 10-Q. Net revenues are stated on a tax-equivalent basis (Note D) and represent interest income and non-interest income less interest expense. Exclusive of the RAL and RT programs, the operating efficiency ratio reflects the relatively higher expenses at the Core Bank in the third quarter and year-to-date period of September 2006 compared to the same periods of 2005. The increase was driven by equipment depreciation and software amortization from the implementation of the enterprise-wide IT system, investments in the Company’s risk management infrastructure, the use of consultants to assist in meeting regulatory requirements for SOX 404 and to provide technical expertise to optimize the new IT System. During the third quarter of 2006, the operating efficiency ratio improved, which was primarily attributable to reducing consulting expenses for IT support and regulatory compliance efforts, a general reduction in discretionary expenditures, reduced bonus accrual and a $1.0 million benefit from the reversal of previously accrued expenses related to the Jackson Hewitt program marketing and technology fees for the 2006 tax preparation season.

PERFORMANCE RATIOS (Note B)

	Three-Months Ended September 30, 2006		Three-Months Ended September 30, 2005
	Consolidated	Excluding RALs/RTs	Consolidated	Excluding RALs/RTs
Return on average assets	0.93%	0.71%	0.88%	0.98%
Return on average equity	11.26%	10.33%	10.89%	14.07%
Operating efficiency	70.04%	68.53%	67.66%	65.19%
Net interest margin	3.90%	3.96%	4.33%	4.39%

	Nine-Months Ended September 30, 2006		Nine-Months Ended September 30, 2005
	Consolidated	Excluding RALs/RTs	Consolidated	Excluding RALs/RTs
Return on average assets	1.79%	0.81%	1.87%	1.17%
Return on average equity	21.93%	11.60%	23.55%	16.80%
Operating efficiency	54.59%	69.64%	44.39%	60.45%
Net interest margin	6.33%	4.22%	5.80%	4.49%

The consolidated return on assets and return on equity ratios are higher than the ratios exclusive of RAL and RT results in the first quarter of each year. In subsequent quarters, the impact is much less as expenses are recognized for the RAL and RT programs throughout the year while substantially all of the corresponding revenues are generally recognized only in the first quarter.

BUSINESS

The Company is a bank holding company. Our bank subsidiary, Pacific Capital Bank, N.A., has 47 retail branch offices in seven counties along California’s Central Coast. PCBNA operates under the brand names “Santa Barbara Bank & Trust,” “First National Bank of Central California,” “South Valley National Bank,” “San Benito Bank,” and “First Bank of San Luis Obispo” in its retail market areas. PCBNA also operates under the brand name “Pacific Capital Bank” for the three former offices of Pacific Crest Bank, which was merged into PCBNA in March 2004.

Through PCBNA, we offer a full range of commercial banking services to households, professionals, and small to medium-sized businesses. These include various commercial, real estate and consumer loan, leasing and deposit products. PCBNA offers other services such as trust and investment advisory services, electronic fund transfers and safe deposit boxes to both individuals and businesses. In addition, services such as lockbox payment servicing, foreign currency exchange, letters of credit, and cash management are offered to business customers. Through PCBNA, we also offer products related to income tax returns filed electronically through our RAL and RT programs as described in “Business-Narrative Description of Business” in the 2005 10-K.

In addition to PCBNA, we have two service corporation subsidiaries and two securitization subsidiaries. The service corporation subsidiaries and one of the securitization subsidiaries are currently inactive. The other securitization subsidiary has engaged in RAL securitization transactions in the first quarters of 2006 and 2005.

On July 1, 2006, PCBNA acquired MCM, a California-based registered investment advisor with managed assets of approximately $850 million. PCBNA acquired substantially all of the assets and assumed substantially all of the liabilities of MCM through a wholly owned subsidiary, MCM, pursuant to the terms of the Asset Purchase Agreement. The Company has not disclosed pro forma information for the purchase of MCM, as the acquisition is not material to the Company as a whole.

On October 6, 2006, the deposits and associated assets from the San Diego location of the former Pacific Crest Bank branch were sold to Wescom Credit Union. Included in the sale were $25.2 million of deposits, cash on hand, and the location’s assets. The Company estimates the gain on sale from this transaction will be approximately $1.8 million during the fourth quarter of 2006. The Company’s decision to sell the San Diego branch was due to its location outside the footprint of our existing markets and no longer fit into our long-term strategy.

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

In addition to the non-GAAP measures computed in relation to the Company’s balances and results exclusive of its RAL and RT programs, this discussion contains other financial information determined by methods other than in accordance with GAAP. Management uses these non-GAAP measures in its analysis of the business and its performance. Specifically, net interest income, net interest margin and operating efficiency in this discussion are calculated on a fully tax-equivalent basis (“FTE”). The FTE calculation is explained in Note D on page 56 and Note A on page 52 includes a reconciliation of amounts with and without the FTE adjustment. Net interest income as reported on the Company’s Consolidated Income Statement in this Quarterly Report on Form 10-Q is not reported on an FTE basis.

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

Period-to-period Comparison of the Components of Net Interest Income and Net Interest Margin

The Company earns interest income on loans and securities and pays interest expense on deposits and other borrowings. Net interest income is the difference in dollars between the interest income earned and the interest expense paid. The Margin Analysis tables on the following pages show the average balances of the major categories of earning assets and liabilities for the three and nine-month periods ended September 30, 2006 and 2005 together with the related interest income and expense. The Rate/Volume table explains how much of the difference in interest income or expense for the three and nine-month periods ended September 30, 2006 compared to the corresponding period of 2005 are due to changes in the balances (volume) and how much are due to changes in rates.

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

For the quarter and year-to-date periods ending September 30, 2006, the interest margin has decreased when compared to the same corresponding periods in 2005. The decrease in the net interest margin is primarily attributable to the Company’s greater use of higher cost funding sources such as

Fed Funds purchased, FHLB advances and certificate of deposits rather than NOW accounts, money market deposit accounts and other saving deposits, to support the strong loan growth. Additionally, the Company’s liabilities reprice quicker due to the shorter maturities compared to the Company’s assets which either do not reprice due to fixed interest rates or have longer periods until maturity. As described in “Mismatch Risk” in the 2005 10-K, the Company is asset sensitive. The Gap Table on page 35 of this Quarterly Report on Form 10-Q suggests that we are in a liability sensitive position; however, the excess of liabilities over assets is a byproduct of the assumption that all non-term deposit accounts could be repriced at any time. In fact, these deposit accounts are not immediately repriced with each change in market interest rates, nor do they change to the same degree as market rates when they are repriced.

The net interest margin declined to 3.90% in the third quarter of 2006. The decline was primarily attributable to increases in our cost of funds. The Company is in the process of introducing tiered-pricing for certain deposit products and making greater use of our call center staff in selling these products to our customers. We are also exploring a number of strategies to alleviate the pressure we are experiencing in our net interest margin. These strategies include the sale of certain investment securities, as well as securitizing or selling a portion of our loan production to generate liquidity to pay-off higher cost short-term debt and also purchase higher yielding securities.

MARGIN ANALYSIS – For the Quarter-to-date periods (1)

	Three-Months Ended September 30, 2006			Three-Months Ended September 30, 2005
(dollars in thousands)	Balance	Income	Rate (4)	Balance	Income	Rate (4)
Assets:
Money market instruments:
Federal funds sold	$6,253	$75	4.76%	$25,838	$188	2.89%

Total money market instruments	6,253	75	4.76%	25,838	188	2.89%

Securities: (2)
Taxable	1,039,501	10,778	4.11%	1,210,366	11,971	3.92%
Non-taxable	209,185	4,283	8.19%	203,486	3,907	7.68%

Total securities	1,248,686	15,061	4.79%	1,413,852	15,878	4.46%

Loans: (3)
Commercial (including leasing)	1,283,405	29,043	8.98%	1,238,235	25,262	8.09%
Real estate-multi family & nonresidential	1,939,848	37,112	7.65%	1,564,550	28,094	7.18%
Real estate-residential 1-4 family	1,261,135	18,120	5.75%	1,032,746	14,715	5.70%
Consumer	786,019	15,569	7.86%	646,447	10,186	6.25%
Other	2,886	55	7.56%	2,795	22	3.12%

Total loans	5,273,293	99,899	7.55%	4,484,773	78,279	6.95%

Total earning assets	6,528,232	115,035	6.99%	5,924,463	94,345	6.32%

FAS 115 Market Value Adjustment	(16,616)			21,980
Non-earning assets	636,998			535,944

Total assets	$7,148,614			$6,482,387

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,110,369	12,888	2.42%	$2,185,026	7,062	1.28%
Time certificates of deposit	1,725,203	17,879	4.11%	1,657,307	12,971	3.11%

Total interest-bearing deposits	3,835,572	30,767	3.18%	3,842,333	20,033	2.07%

Borrowed funds:
Repos and Federal funds purchased	313,708	3,915	4.95%	129,991	953	2.91%
Other borrowings	1,231,836	16,174	5.21%	853,183	8,636	4.02%

Total borrowed funds	1,545,544	20,089	5.16%	983,174	9,589	3.87%

Total interest-bearing liabilities	5,381,116	50,856	3.75%	4,825,507	29,622	2.44%

Noninterest-bearing demand deposits	1,096,877			1,065,106
Other liabilities	78,882			68,219
Shareholders’ equity	591,739			523,555

Total liabilities and shareholders’ equity	$7,148,614			$6,482,387

Interest income/earning assets			6.99%			6.32%
Interest expense/earning assets			3.09%			1.99%

Tax equivalent net interest income/margin		64,179	3.90%		64,723	4.33%
Provision for credit losses charged to operations/earning assets		(2,719)	-0.17%		1,967	0.13%

Net interest margin after provision for credit losses on tax equivalent basis		66,898	4.07%		62,756	4.20%
Less: tax equivalent income included in interest income from non-taxable securities and loans		1,556	0.10%		1,238	0.08%

Net interest income after provision for credit loss		$65,342	3.97%		$61,518	4.12%

Loans other than RALs	$5,264,692	$99,779	7.52%	$4,478,262	$78,138	6.92%
Consumer loans other than RALs	$777,418	$15,448	7.88%	$639,936	$10,045	6.23%

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.

(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(4)	Annualized.

MARGIN ANALYSIS – For the Year-to-date periods (1)

	Nine-Months Ended September 30, 2006			Nine-Months Ended September 30, 2005
(dollars in thousands)	Balance	Income	Rate (4)	Balance	Income	Rate (4)
Assets:
Money market instruments:
Federal funds sold	$6,640	$200	4.03%	$24,068	$494	2.74%

Total money market instruments	6,640	200	4.03%	24,068	494	2.74%

Securities: (2)
Taxable	1,099,213	34,197	4.16%	1,243,273	36,794	3.96%
Non-taxable	209,132	12,794	8.16%	194,684	12,079	8.27%

Total securities	1,308,345	46,991	4.80%	1,437,957	48,873	4.54%

Loans: (3)
Commercial (including leasing)	1,252,900	82,188	8.77%	1,202,791	69,942	7.77%
Real estate-multi family & nonresidential	1,871,941	104,723	7.46%	1,471,444	75,025	6.80%
Real estate-residential 1-4 family	1,205,929	51,514	5.70%	975,762	41,230	5.63%
Consumer	933,432	162,710	23.31%	699,152	93,524	17.88%
Other	2,858	117	5.47%	2,430	52	2.86%

Total loans	5,267,060	401,252	10.18%	4,351,579	279,773	8.58%

Total earning assets	6,582,045	448,443	9.11%	5,813,604	329,140	7.57%

FAS 115 Market Value Adjustment	(7,402)			11,762
Non-earning assets	552,641			473,179

Total assets	$7,127,284			$6,298,545

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,210,335	$34,168	2.07%	$2,051,239	$16,473	1.07%
Time certificates of deposit	1,716,090	49,963	3.89%	1,586,537	33,264	2.80%

Total interest-bearing deposits	3,926,425	84,131	2.86%	3,637,776	49,737	1.83%

Borrowed funds:
Repos and Federal funds purchased	405,442	13,761	4.54%	161,420	3,388	2.81%
Other borrowings	1,057,224	38,695	4.89%	851,721	23,994	3.77%

Total borrowed funds	1,462,666	52,456	4.79%	1,013,141	27,382	3.61%

Total interest-bearing liabilities	5,389,091	136,587	3.39%	4,650,917	77,119	2.22%

Noninterest-bearing demand deposits	1,194,019			1,161,343
Other liabilities	(39,104)			(14,429)
Shareholders’ equity	583,278			500,714

Total liabilities and shareholders’ equity	$7,127,284			$6,298,545

Interest income/earning assets			9.11%			7.57%
Interest expense/earning assets			2.78%			1.77%

Tax equivalent net interest income/margin		311,856	6.33%		252,021	5.80%
Provision for credit losses charged to operations/earning assets		51,383	1.04%		48,880	1.13%

Net interest margin after provision for credit losses on tax equivalent basis		260,473	5.29%		203,141	4.67%
Less: tax equivalent income included in interest income from non-taxable securities and loans		4,668	0.09%		4,434	0.10%

Net interest income after provision for credit loss		$255,805	5.20%		$198,707	4.57%

Loans other than RALs	$5,080,467	$283,405	7.46%	$4,251,893	$215,106	6.76%
Consumer loans other than RALs	$746,839	$44,863	8.03%	$599,466	$28,857	6.44%

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.

(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(4)	Annualized.

RATE/VOLUME ANALYSIS (1) (2)

	Three-Months Ended September 30, 2006 vs. September 30, 2005				Nine-Months Ended September 30, 2006 vs. September 30, 2005
(dollars in thousands)	Change in Average Balance	Change in Income/ Expense	Rate	Volume	Change in Average Balance	Change in Income/ Expense	Rate	Volume
Increase (decrease) in:
Assets:
Money market instruments:
Federal funds sold	$(19,585)	$(113)	$80	$(193)	$(17,428)	$(294)	$165	$(459)

Total money market investment	(19,585)	(113)	80	(193)	(17,428)	(294)	165	(459)

Securities:
Taxable	(170,865)	(1,193)	558	(1,751)	(144,060)	(2,597)	1,802	(4,399)
Non-taxable	5,699	376	265	111	14,448	715	(163)	878

Total securities	(165,166)	(817)	823	(1,640)	(129,612)	(1,882)	1,639	(3,521)

Loans:
Commercial (including leasing)	45,170	3,781	2,840	941	50,109	12,246	9,251	2,995
Real estate-multi family & nonresidential	375,298	9,018	1,933	7,085	400,497	29,698	7,807	21,891
Real estate-residential 1-4 family	228,389	3,405	130	3,275	230,167	10,284	515	9,769
Consumer loans	139,572	5,383	2,928	2,455	234,280	69,186	32,892	36,294
Other loans	91	33	32	1	428	65	55	10

Total loans	788,520	21,620	7,863	13,757	915,481	121,479	50,520	70,959

Total earning assets	603,769	20,690	8,766	11,924	768,441	119,303	52,324	66,979

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	(74,657)	5,826	6,075	(249)	159,096	17,695	16,339	1,356
Time certificates of deposit	67,896	4,908	4,354	554	129,553	16,699	13,804	2,895

Total interest-bearing deposits	(6,761)	10,734	10,429	305	288,649	34,394	30,143	4,251

Borrowed funds:
Repos and Federal funds purchased	183,717	2,962	981	1,981	244,022	10,373	3,002	7,371
Other borrowings	378,653	7,538	3,016	4,522	205,503	14,701	8,112	6,589

Total borrowed funds	562,370	10,500	3,997	6,503	449,525	25,074	11,114	13,960

Total interest-bearing liabilities	$555,609	21,234	14,426	6,808	$738,174	59,468	41,257	18,211

Tax equivalent net interest income		$(544)	$(5,660)	$5,116		$59,835	$11,067	$48,768

Loans other than RALs	$786,430	$21,641	$7,153	$14,488	$828,574	$68,299	$23,699	$44,600
Consumer loans other than RALs	$137,482	$5,403	$2,983	$2,420	$147,373	$16,006	$8,020	$7,986

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.

(2)	The change not solely due to volume or rate has been prorated into rate and volume components.

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

	Net Interest Margin Consolidated	Net Interest Margin Exclusive of RALs	Average FOMC Target Federal Funds Rate
Third Quarter, 2005	4.33%	4.39%	3.42%
Fourth Quarter, 2005	4.42%	4.43%	3.96%
First Quarter, 2006	10.54%	4.48%	4.42%
Second Quarter, 2006	4.44%	4.24%	4.89%
Third Quarter, 2006	3.90%	3.96%	5.25%

As shown in the table above, the target federal funds rate of the Board of Governors of the Federal Reserve Bank System (“FRB”) averaged 3.42% in the third quarter of 2005 and averaged 5.25% in the third quarter of 2006 as the Federal Open Market Committee (“FOMC”) has progressively raised short-term rates over the last 12 months. Despite this increase in overnight rates, mid-term rates have risen much less than short-term rates and longer-term rates have generally increased only slightly since September 30, 2005. This has caused the interest rate yield curve to flatten significantly (Note E) and has meant that when many of the Company’s assets reprice, the new interest rates at which they reprice are not much higher. Because deposit terms are generally shorter than loans, deposit rates have been increasing with increases in short-term market rates.

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

Measuring Interest Rate Sensitivity

The process and complexities of measuring the Company’s sensitivity to changes in interest rates are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Risk” in the 2005 10-K. To minimize interest rate risk during the second and third quarter of 2006, management converted short-term, FHLB advances with floating interest rates to long-term, fixed interest rate advances with the FHLB. In July 2006, the Company refinanced subordinated debt with more attractive terms. Detailed information relating to the terms of the debt restructuring and long-term, fixed rate FHLB advances can be found in Note 8, “Long-Term Debt, Other Borrowings, and Capital Lease Obligation” in the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The results reported below for the Company’s September 30, 2006, December 31, 2005 and September 30, 2005 balances indicate that the Company’s net interest income at risk over a one year period and net economic value at risk from 2% shocks are within normal expectations for such sudden changes, and that changes from these shocks are within policy limit.

INTEREST RATE SENSITIVITY

	Shocked by -2%	Shocked by +2%
As of September 30, 2006
Net interest income	(6.22%)	+1.45%
Net economic value	(6.84%)	(8.43%)
As of December 31, 2005
Net interest income	(4.44%)	+1.64%
Net economic value	(9.42%)	(6.85%)
As of September 30, 2005
Net interest income	(6.35%)	+3.09%
Net economic value	(13.66%)	(3.08%)

As indicated above, with respect to net interest income over the next year, the Company’s interest rate sensitivity at September 30, 2006 indicates the Company’s balance sheet is slightly more liability sensitive compared to December 31, 2005. The same effect can be seen in the net economic value. This is due in large part to the extension of cash flows from the loans and securities portfolios resulting from slowing prepayment activity. Extension in the loans portfolios is, however being mitigated by increased term funding, preventing mismatch risk from escalating and keeping interest rate risk exposure well within Policy limit.

The Company has recently implemented a new interest rate risk model. The new model offers finer granularity via a product detail that more accurately captures behaviors of various financial instruments that compose the Company’s balance sheet. Along with modernizing its interest rate risk infrastructure, the Company conducted two prepayment studies for its Commercial and Community lending portfolios. The study confirmed an anticipated extension in the principal runoff in both portfolios resulting from lower prepayment rates. Lower prepayment leads to principal cash flows extending over a longer time period. In an upward rate scenario, reduced prepayment cash flows prevent a larger portion of principal from being re-invested at a higher rate, while benefiting downward scenarios by preventing the same cash flows from repricing at lower rates.

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

(dollars in thousands)	Immediate or one day	2 days to 6 months	6 months to 12 months	1 year to 3 years	3 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total
As of September 30, 2006
Assets:
Cash and due from banks	$—	$—	$—	$—	$—	$—	$—	$163,774	$163,774
Federal funds sold & repurchase agreements	28,200	—	—	—	—	—	28,200	—	28,200
Securities	—	127,013	102,645	214,573	327,298	441,453	1,212,982	9,851	1,222,833
Loans	1,797,362	648,622	448,809	849,348	1,219,574	384,659	5,348,374	—	5,348,374
Allowance for loan & lease losses	—	—	—	—	—	—	—	(56,246)	(56,246)
Other assets	—	—	—	—	—	—	—	518,570	518,570

Total assets	$1,825,562	$775,635	$551,454	$1,063,921	$1,546,872	$826,112	$6,589,556	$635,949	$7,225,505

Liabilities and Equity:
Deposits	$—	$3,328,849	$462,484	$150,773	$75,187	$1,273	$4,018,566	$913,766	$4,932,332
Borrowings	334,561	105,500	144,750	192,000	440,486	375,652	1,592,949	—	1,592,949
Other liabilities	—	—	—	—	—	—	—	77,703	77,703
Shareholders’ equity	—	—	—	—	—	—	—	622,520	622,520

Total liabilities and equity	$334,561	$3,434,349	$607,234	$342,773	$515,673	$376,925	$5,611,515	$1,613,990	$7,225,505

Gap	$1,491,001	$(2,658,714)	$(55,780)	$721,148	$1,031,199	$449,187	$978,041	$(978,041)	$—
Cumulative gap	$1,491,001	$(1,167,713)	$(1,223,493)	$(502,345)	$528,854	$978,041	$978,041	$—	$—
Total assets	20.64%	-16.16%	-16.93%	-6.95%	7.32%	13.54%	13.54%	0.00%	0.00%

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

DEPOSITS AND RELATED INTEREST EXPENSE

Deposits have decreased by $85.6 million or 1.7% since December 31, 2005 due to competition of deposit pricing and collection of new deposits within our markets for transaction accounts. Since June 30, 2006, deposits increased $90.2 million with a majority of the increase in certificates of deposit, which are higher interest bearing accounts.

The table below shows the major categories of deposits as of September 30, 2006 and as of December 31, 2005.

(dollars in thousands)	September 30, 2006	December 31, 2005
Noninterest bearing deposits	$1,075,252	$1,061,711
Interest bearing deposits:
NOW accounts	1,140,881	1,074,368
Money market deposit accounts	635,488	807,762
Other savings deposits	301,739	363,801
Time certificates of $100,000 or more	1,245,287	1,201,923
Other time deposits	533,685	508,301

Total deposits	$4,932,332	$5,017,866

Interest expense on deposits has increased by 53.6% when comparing the September 2006 quarter to the same quarter a year ago and 69.2% when comparing the year-to-date periods for September 2005 and September 2006. The Rate/Volume table on page 32 shows 97.2% of the increase in interest expense for the September 2006 quarter and 87.6% for the same year-to-date periods are attributed to the increase in interest rates versus the volume of deposits collected. The weighted average rate on interest-bearing deposits increased by 111 basis points in the September 2006 quarter versus the September 2005 quarter and 103 basis points in the same year-to-date periods. The increases in interest paid on deposits are in response to increased competition for retaining and attracting new deposits.

	Interest Expense on Deposits for the
	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(dollars in thousands)	2006	2005	2006	2005
NOW accounts	$6,093	$2,718	$16,595	$6,582
Money market deposit accounts	5,868	3,313	14,790	7,096
Other savings deposits	927	1,031	2,783	2,795
Time certificates of $100,000 or more	12,600	6,960	35,573	18,694
Other time deposits	5,279	6,011	14,390	14,570

Total interest on deposits	$30,767	$20,033	$84,131	$49,737

On October 6, 2006, the deposits and associated assets from the San Diego location of the former Pacific Crest Bank branch were sold to Wescom Credit Union. Included in the sale were $25.2 million of deposits, cash on hand, and the location’s assets. The Company estimates the gain on sale from this transaction will be approximately $1.8 million during the fourth quarter of 2006. The Company’s decision to sell the San Diego branch was due to its location outside the footprint of our existing markets and no longer fit into our long-term strategy.

By the end of the fourth quarter, the Company is scheduled to open a new branch in Paso Robles, California. This location better fits the Company’s existing footprint and markets. We anticipate this location will attract new business relationships, which will increase our deposit base in future quarters.

LOANS AND RELATED INTEREST INCOME

The table in Note 5, “Loans and the Allowance for Credit Losses,” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q shows the balances by loan type for September 30, 2006 and December 31, 2005. The end-of-period net loan balances as of September 30, 2006 have increased by $450.4 million or 9.3% compared to December 31, 2005. The December 31, 2005 balance includes $217 million in loans, which were added during the third quarter of 2005 from the acquisition of FBSLO. The increase in net loans since December 31, 2005, was attributable to the growth in single-family residential real estate loans, which increased by $172.8 million or 15.3%, construction loans, which increased by $115.8 million or 30.9%, and home-equity loans, which increased by $43.6 million or 13.7%.

In the loan table in Note 5 of this Quarterly Report on Form 10-Q, the amount for consumer loans at December 31, 2005 includes $57.6 million in short-term holiday loans that paid off during the first quarter of 2006.

Within the average balance of consumer loans included in the Margin Analysis tables on page 30 and 31 are $8.6 million and $186.6 million of RALs for the three and nine-months ended September 30, 2006. Approximately 95%-98% of RALs are made in the first quarter of each year with the remainder in the second quarter. Securitized RALs and the fees charged on these loans during the first quarter are excluded from the Margin Analysis table on pages 30 and 31. The average balances for the RALs that are not securitized are included in the Margin Analysis tables, and they are shown in the table of Note A on page 52.

Average yields for loans for the three and nine-month periods ended September 30, 2006 was 7.55% and 10.18%, respectively, compared to 6.95% and 8.58% for the same periods a year ago. These average yields are impacted by the higher rates charged on RALs, which are included in the Margin Analysis table among the consumer loans. Exclusive of RALs, loan yields were 7.52% and 6.92% for the quarter-to-date periods and 7.46% and 6.76% for the year-to-date periods of September 30, 2006 and 2005, respectively.

The increase in interest income on loans excluding the RALs was primarily attributed to organic growth in the loan portfolio and the acquisition of FBSLO as demonstrated in the Rate/Volume table on page 32. Since the third quarter of 2005, there have been eight 25 basis point rate increases by the FOMC; however, a corresponding change in adjustable rate loans lag compared to the market rate changes since loan repricing occurs pursuant to contractual terms and most of our loans do not immediately reprice with market interest rate changes. Only loans that are originated and adjustable rate loans that are contractually repriced during the period show the impact of the FOMC increases or increases in other indices.

CREDIT QUALITY AND THE ALLOWANCE FOR CREDIT LOSSES

The Allowance for Credit Losses represents management’s estimate of the probable losses in the loan and lease portfolios. The Company is required by regulation, GAAP, and safe and sound banking practices to maintain an allowance that is adequate to absorb losses that are inherent in the portfolio of loans and leases, including those not yet identified. The methodology used to determine the adequacy of the allowance for credit loss is discussed in detail in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in the 2005 Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Determination of the Adequacy of the Allowance for Credit Losses and the Allocation Process” in the 2005 10-K. In Note 5, “Loans and the Allowance for Credit Losses” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the activity in the allowance for loan loss is shown for the current quarter and year-to-date periods and same periods a year ago.

Quarter-by-Quarter Trends

The table below shows total potential problem loans and nonperforming loans for the last five quarters. Also included in the table are the net charge-offs, allowance, and the provision for credit losses. The Company includes as “potential problem loans” loans that are generally still performing according to contractual terms, i.e. the customer is making principal and interest payments on time, or at most is two months delinquent in their payments, but for which the Company is aware of factors specific to the loans which cause heightened concern regarding eventual payment. Examples of such factors would be declining sales for a business customer or loss of a job for a consumer customer. The factor or situation may be potential but if it occurs, it is probable that the customer will not be able to continue to perform according to the contract terms, or it may be that the factor or situation which has been identified as a potential weakness has occurred, is well defined, and continuation of the situation will reasonably be expected to cause default by the customer.

The top half of the table discloses the figures for all loans. All RALs outstanding as of September 30, 2006, June 30, 2006, and September 30, 2005 are included in the balances of potential problem loans as of those dates. There were no RALs outstanding as of December 31, 2005. The bottom half of the table discloses the figures for loans other than RALs. This disclosure is provided because in relating the credit quality statistics disclosed in the Asset Quality table to the economy, the impact of RALs tends to obscure the trends of other loans, as the seasonal patterns of this program are unrelated to the economic cycle.

POTENTIAL PROBLEM AND NONPERFORMING LOANS, NET CHARGE-OFFS, ALLOWANCE, AND PROVISION

(dollars in thousands)	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Including RAL:
Potential problem loans	$90,824	$99,914	$87,946	$132,592	$140,338
Nonperforming loans	20,100	16,329	14,932	17,817	19,867
Net charge-offs	(5,327)	6,994	49,068	1,217	2,193
Allowance for credit losses	56,246	53,638	54,676	55,598	51,822
Provision expense for loans	(2,719)	5,956	48,146	4,993	1,967
Exclusive of RAL:
Potential problem loans	$75,715	$88,307	$87,946	$132,592	$138,507
Nonperforming loans	20,100	16,329	14,932	17,817	19,867
Net charge-offs	3,727	3,274	8,217	3,185	2,193
Allowance for credit losses	55,473	52,919	49,356	55,598	51,358
Provision expense for loans	6,281	6,837	1,975	7,425	1,967

Potential problem loans including RAL decreased by $9.0 million during the third quarter of 2006, but increased $12.0 million in the second quarter of 2006 due to the remaining RALs included in the loan portfolio. In December of each year, potential problem loans increase substantially due to the RAL/RT programs. Potential problem loans at September 30, 2006 represented 1.42% of total loans exclusive of RAL, compared to 2.71% as of December 31, 2005.

Nonperforming Loans

As of September 30, 2006, nonperforming loans represented 0.38% of total loans, exclusive of RALs. Management regards this amount as “normal” or expected given the favorable current economic environment.

The Asset Quality table below shows the amounts of nonperforming loans and nonperforming assets for the Company at the end of the third quarter of 2006 and at the end of the previous four quarters. A set of standard credit quality ratios for the Company and its peers is also provided. Nonperforming assets include nonperforming loans and foreclosed collateral (generally real estate).

The ratios of allowance for credit losses to total loans and to nonperforming loans are common ratios reported by banks. Comparing the Company’s ratios for prior quarters with those of its peers indicates that, in general, and exclusive of RALs, the Company’s allowance is slightly lower as a percentage of total loans than its peers, but higher as a percentage of nonperforming loans. This occurs because the Company’s ratio of nonperforming loans to total loans is less than that ratio for its peers. The Company’s loan loss provision expense including RAL decreased by 238.2% when comparing the third quarter of 2006 to the third quarter of 2005. The loan loss provision for the third quarter of 2006 of $6.3 million excluding RALs represents the Company’s normalized level for portfolio growth and losses, while the third quarter of 2005 experienced fewer than expected losses, and benefited from additional allowance with the FBSLO acquisition. The Company’s allowance as of the end of the current quarter may reflect impacts from the economy on the Company’s borrowers that will only become apparent in the peer statistics when they are published near the end of the next quarter.

ASSET QUALITY

(dollars in thousands)	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
COMPANY AMOUNTS:
Loans delinquent
90 days or more	$5,236	$1,089	$390	$1,227	$3,152
Nonaccrual loans	14,864	15,240	14,542	16,590	16,715

Total nonperforming loans	20,100	16,329	14,932	17,817	19,867
Foreclosed collateral	2,910	2,910	2,910	2,910	3,157

Total nonperforming assets	$23,010	$19,239	$17,842	$20,727	$23,024

Allowance for credit losses other than RALs	$55,473	$52,919	$49,356	$55,598	$51,358
Allowance for RALs	773	719	5,320	—	464

Total allowance	$56,246	$53,638	$54,676	$55,598	$51,822

COMPANY RATIOS (Including RALs):
Coverage ratio of allowance for credit losses to total loans	1.05%	1.03%	1.10%	1.14%	1.12%
Coverage ratio of allowance for credit losses to nonperforming loans	280%	328%	366%	312%	261%
Ratio of nonperforming loans to total loans	0.38%	0.31%	0.30%	0.36%	0.43%
Ratio of nonperforming assets to total assets	0.32%	0.27%	0.26%	0.30%	0.34%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	50.71%	46.14%	53.15%	36.96%	32.35%
COMPANY RATIOS (Exclusive of RALs):
Coverage ratio of allowance for credit losses to total loans	1.04%	1.01%	1.00%	1.14%	1.11%
Coverage ratio of allowance for credit losses to nonperforming loans	276%	324%	331%	312%	259%
Ratio of nonperforming loans to total loans	0.38%	0.31%	0.30%	0.36%	0.43%
Ratio of nonperforming assets to total assets	0.33%	0.27%	0.26%	0.30%	0.36%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	57.90%	50.57%	47.98%	36.96%	32.43%
FDIC PEER GROUP RATIOS: (Note C)
Coverage ratio of allowance for credit losses to total loans	n/a	1.29%	1.29%	1.27%	1.15%
Coverage ratio of allowance for credit losses to nonperforming loans	n/a	218%	227%	215%	196%
Ratio of nonperforming loans to total loans	n/a	0.59%	0.57%	0.59%	0.59%
Ratio of nonperforming assets to total assets	n/a	0.44%	0.43%	0.43%	0.44%

The following table shows the types of loans included among nonperforming and potential problem loans as of September 30, 2006 and December 31, 2005.

NONPERFORMING AND OTHER POTENTIAL PROBLEM LOANS

	September 30, 2006		December 31, 2005
(dollars in thousands)	Nonperforming Loans	Potential Problem Loans other than Nonperforming	Nonperforming Loans	Potential Problem Loans other than Nonperforming
Loans secured by real estate:
Construction and land development	$4,660	$5,620	$60	$18,533
Agricultural	2,231	1,539	2,336	4,563
Home equity lines	2,118	501	778	1,074
1-4 family mortgage	1,567	2,383	816	5,600
Multifamily	—	1,186	—	1,197
Non-residential, non-farm	1,233	26,198	555	37,737
Commercial and industrial	5,684	12,491	10,487	47,785
Leases	1,544	7,141	1,562	7,088
Other Consumer Loans	1,063	16,553	1,223	7,865
Refund Tax Loans	—	15,109	—	—
Other	—	2,103	—	1,150

Total	$20,100	$90,824	$17,817	$132,592

The following table sets forth the allocation of the allowance for all adversely graded loans by classification as of September 30, 2006 and December 31, 2005.

ALLOCATION OF ALLOWANCE

(dollars in thousands)	September 30, 2006	December 31, 2005
Doubtful	$1,486	$1,662
Substandard	8,795	10,575
Special Mention	5,686	4,016

Total	$15,967	$16,253

While the Company always works to minimize its nonperforming loans, credit risk is an inherent part of lending. Attempting to eliminate nonperforming loans by setting underwriting standards too high reduces income opportunities. Management believes that the current level of nonperforming loans is a normal amount given the favorable current economic environment and is consistent with the level of credit risk it is prepared to take in its loan portfolios.

Charge-offs

RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS

	2006 YTD Annualized	2005	2004	2003	2002
Pacific Capital Bancorp (including RALs)	1.29%	1.22%	0.36%	0.72%	0.50%
Pacific Capital Bancorp (excluding RALs)	0.40%	0.36%	0.14%	0.46%	0.44%
FDIC Peers (Note G)	n/a	0.24%	0.49%	0.70%	0.88%

The amounts for average total loans with and without RALs are reconciled in Note A on page 52.

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

Conclusion

The amount of allowance for credit losses allocated to nonperforming loans, potential problem loans, impaired loans and to all other loans are determined based on the factors and methodology discussed in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements in the 2005 10-K. Based on these considerations, management believes that the allowance for credit losses at September 30, 2006 represents its best estimate of the allowance necessary to cover the probable losses incurred in the loan and lease portfolios as of that date.

SECURITIES

Securities decreased from $1.4 billion at the end of 2005 to $1.2 billion as of September 30, 2006. The decrease was primarily due to principal payments received on the Company’s mortgage-backed securities. Included in the $146.7 million decrease in securities were $9.5 million in called securities, which caused $151,000 gain on securities transactions for the year-to-date period of September 2006. A summary of the securities held as of September 30, 2006 and December 31, 2005 is included in Note 4, “Securities Available-for-Sale” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The current unrealized losses in our investment securities available-for-sale portfolio of $22.9 million for the period ended September 30, 2006 is largely a result of market interest rate fluctuations. Specifically, the unrealized losses are largely due to a gross unrealized loss in our mortgage-backed securities portfolio of $18.5 million and a gross unrealized loss in U.S Agency sponsored obligations of $2.4 million. The Company is currently exploring the possibility of exiting certain investments for purposes of reinvestment; no definitive courses of action have been determined or approved by management as of September 30, 2006.

GOODWILL AND OTHER INTANGIBLE ASSETS

On July 1, 2006, PCBNA acquired substantially all of the assets and liabilities of MCM through a new wholly owned subsidiary of PCBNA. In connection with the acquisition of MCM, the Company has recorded $4.7 million of goodwill and $2.3 million for the customer relationship intangible. Additional details relating to the purchase of MCM are in Note 2, “Business Combinations” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

OTHER ASSETS

Three significant items are included in the increase of $13.5 million in other assets since the end of 2005; $20.6 million resulted from the purchase of additional FHLB stock offset by a decrease of $7.6 million in prepaid assets and overnight investments with third parties on behalf of our commercial customers. The purchase of additional FHLB stock is required to support the increase in borrowing capacity with the FHLB to support our loan growth.

LONG-TERM DEBT, OTHER BORROWINGS, AND RELATED INTEREST EXPENSE

The components of long-term debt at September 30, 2006 and December 31, 2005 are shown in a table in Note 8, “Long-Term Debt, Other Borrowings, and Capital Lease Obligation” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the terms are described in Note 14, “Long-Term Debt and Other Borrowings” to the Consolidated Financial Statements in the 2005 10-K.

Since December 31, 2005, the Company has converted $530.0 million of short-term floating rate FHLB advances to long-term fixed rate advances. A detailed list of the long-term FHLB advances and the terms associated with them are included in Note 8, “Long-Term Debt, Other Borrowings, and Capital Lease Obligation” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Interest expense on long-term debt and other borrowings increased by 85.3% when comparing the September 2006 quarter to the September 2005 quarter and 61.3% for the year-to-date periods. The increase in interest expense is directly related to reliance on wholesale funding including FHLB advances to support loan growth and the FOMC increasing short-term rates consistently in the last 24 months, which specifically affects the short-term borrowing rate for FHLB advances. The FOMC did not raise short-term rates during the third quarter of 2006 but this was the first quarter in over 24 months that interest rates did not increase. In the Rate/Volume tables on page 32, 40% of the increase in interest expense for the September 2006 quarter was associated with increases in rates while 60% was associated with increased advances from FHLB (volume). For the year-to-date period, the Rate/Volume table shows the increase in interest expense on borrowings was 55.2% associated with increase in interest rates while 44.8% increased due to increased borrowings.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND RELATED INTEREST EXPENSE

Since December 31, 2005, federal funds purchased and securities sold under agreements to repurchase have decreased $159.7 million. Federal funds purchased are exactly the converse of federal funds sold in that they are overnight borrowings from other financial institutions used by the Company as needed to manage its daily liquidity positions. Due to rising interest rates, the Company has reduced the amount of federal funds purchased and utilized long-term FHLB advances at more attractive interest rates. More information relating to federal funds purchased and securities sold under agreements to repurchase can be found in Note 7, “Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Note 13, “Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” to the Consolidated Financial Statements in the 2005 10-K.

Interest expense on federal funds purchased and securities sold under agreements to repurchase has increased 310.8% when comparing the September 2006 quarter versus the same quarter a year ago. For the comparable year-to-date periods, interest expense has increased 306.2%. As indicated in the Margin Analysis tables and the Rate/Volume table, the increase in interest expense is related to the 204 basis point increase in interest rates when comparing the September 2006 quarter to the September 2005 quarter, and 173 basis point increase for the same year-to-date periods.

NON-INTEREST REVENUE

Non-interest revenue consists of income earned other than interest. For the first quarter as well as on an annual basis, the largest individual component of non-interest revenue is the fees earned on RTs. Approximately 85%—90% of these fees are recognized in the first quarter, as purchasers of this product tend to file their returns very early in the tax season. The total of these fees was $44.8 million compared to $24.9 million in the first nine months of 2005. The amount recognized in the third quarter of 2006 was $251,000 compared to $235,000 in 2005. It is common for there to be virtually no fee income from the RT program during the third and fourth quarters. These fees and other operating income and expense of the RAL and RT programs are explained below in the section titled “Tax Refund Anticipation Loan and Refund Transfer Programs.”

The $43.2 million gain on sale of RALs for the year-to-date period of September 2006 and the $26.0 million gain on sale that occurred in the same year-to-date period of 2005 are also discussed below in “Tax Refund Anticipation Loan and Refund Transfer Programs.” They do not recur in subsequent quarters of the year because the securitization through which RALs are sold is completed prior to the end of the first quarter.

Trust and investment advisory fees increased $1.4 million or 33.1% when comparing the third quarter of 2005 to the third quarter of 2006 and $1.9 million or 14.9% for the same year-to-date periods. The increase is attributed to the acquisition of Morton Capital Management in July 2006, and the continued development of our Wealth Management relationships in Beverly Hills and Encino. The Wealth Management operations have a new strategy that combines Commercial Banking relationships with wealth management products and services by teaming seasoned wealth managers with commercial loan officers with a goal of capturing additional customer relationships consisting of loans and deposits. A new wealth management office is scheduled to open in Glendale, California during the fourth quarter of 2006.

Also included in non-interest revenue are gains or losses on securities. The Company sold securities that were called during the first and third quarter of 2006 prior to their maturity and consequently a gain of $4,000 was recognized in the third quarter and $151,000 gain was recognized year to date. The Company recognized $730,000 in losses year to date for 2005. In the second quarter of 2005, intermediate-term rates were increasing and the Company sold lower yielding securities that were in a loss position. During 2006, management retained the securities in the AFS portfolio to provide collateral for wholesale borrowings and repurchase agreements. Management continues to regularly assess the securities portfolio and possible opportunities within the market.

Other income increased $1.8 million or 165.0% and $1.4 million or 26.8% during the 2006 third quarter and year-to-date periods compared to the same periods in 2005. The increase in other income is from $985,000 of proceeds received from bank-owned life insurance (BOLI) received during the September 2006 quarter and, an increase in BOLI earnings due to the increased investment of $25.0 million in BOLI which occurred in the third quarter of 2005.

OPERATING EXPENSE

Salaries and Benefits

The largest component of operating expense is salaries and benefits. Within this category are (1) actual salaries and bonuses, (2) commissions paid to sales staff, (3) payments made for contract labor to temporarily fill open positions, (4) payroll taxes and workers’ compensation insurance, and (5) discretionary benefits such as health insurance. The actual salaries include a reduction to salary cost for originating loans. These costs, along with other loan origination costs, are netted against origination fees collected from customers and amortized against interest income from loans over the lives of the loans.

Salaries and benefits increased approximately $3.3 million and $16.7 million compared to the third quarter and year-to-date period of 2005. The increase is due to variable compensation expense, the impact from restricted stock issued in 2005 and 2006, the implementation of SFAS No. 123(R), benefits, the impact from the 2005 SOP 98-1 capitalization of developed software recorded as a credit to salary expense in 2005, additions to staff supporting the upgraded technology environment and investment in the risk management infrastructure to ensure the competencies are in place to support the growing regulatory compliance efforts. In comparing the quarterly salary and benefit expense from June 2006 to September 2006, there was a decrease of $2.4 million, which occurred due to a $1.0 million reduction of the bonus accrual and the Company’s implementation of the expense management initiatives. The expense initiatives include a hiring freeze for non-revenue producing positions with exceptions approved by the CEO.

Other Expense

The following table shows the major items of other expense for the three and nine-month periods ended September 30, 2006 and 2005 that are not specifically listed in the Consolidated Statements of Income.

(dollars in thousands)	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2006	2005	2006	2005
Marketing	$1,092	$1,420	$3,905	$3,979
Professionals and consultants	4,954	4,045	15,060	10,046
Software	5,583	3,967	17,097	9,395
Telephone	929	942	3,972	3,490

Consulting Fees

Professional and consulting fees in the three and nine-month periods ended September 30, 2006 are higher than in the corresponding period of 2005. The Company has engaged consultants to assist in meeting the regulatory requirements of SOX 404, assist with implementing a risk management framework, and to provide technical expertise to optimize the new IT system. Professional and consulting fees decreased $1.4 million or 21.5% during the third quarter of 2006 when comparing consulting expenses during the second quarter of 2006 due to reduced reliance on consultants for IT support and regulatory compliance efforts. External audit fees are likely to remain high because of the additional audit work required by SOX 404.

Software Expense

During the third and fourth quarters of 2005, the Company replaced its mainframe computer system with a “client-server” system. At the same time, the Company installed a new teller and customer relationship management system and a storage area network (“SAN”) to provide offsite backup and processing capability in the event of a business disruption from natural disaster or other cause. Under the provisions of GAAP, the costs of the new systems were capitalized. The capitalized costs include those for hardware and for the development of software. The Company began amortizing the hardware and software costs in the third quarter of 2005 when the first business units were converted. FBSLO converted its systems at the end of June 2006, and the former PCCI is expected to be converted to the new IT system in the first quarter of 2007. The total capitalized cost of these computer system conversions and upgrades is approximately $47.0 million.

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

The Company has experienced performance issues related to the IT system implementation, and has made progress during the third quarter in optimizing the IT infrastructure so that it can effectively support the needs of the Company. Management is continuing to assess the technology environment. Further impairment charges may be recognized in the fourth quarter once the assessment of the system has been completed, and we identify any elements of the infrastructure that we will not be utilized in the future.

SEGMENT PERFORMANCE

Community Banking

The Community Banking segment includes external revenues from customers in the form of interest earned on consumer and small business loans and fees related to deposit accounts. Inter-segment revenues represent the credit for funds earned on the deposits at the Company’s branches. Interest income for 2006 has increased compared to the same period in 2005 due to higher rates earned and growth in the consumer loan portfolios including home equity, residential real estate and small business lending, and the impact from the FBSLO acquisition. Inter-segment revenue has decreased during 2006 third quarter compared to the comparable third quarter in 2005 due to lower average deposit balances and increased during the year-to-date periods due to higher average deposit balances. Interest income has increased due to the growth in the loan portfolio during 2006, which increased the average loan balances. Interest expense has increased significantly due to higher rates paid on deposits. The net result is an increase in profitability for the 2006 periods over 2005.

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

Fiduciary

Income for the Fiduciary segment consists of fees earned from trust and investment advisory fees and from the sale of retail investment products to customers. Profitability has slightly increased compared to 2005. Contributing to the increase in profitability are the revenues from the acquisition of MCM on July 1, 2006. Revenues from external customers are up, offset by lower inter-segment revenues due to lower balances and higher interest expense paid on trust deposits

All Other

Income from external customers for the All Other segment consists of interest earned on investments in the Company’s treasury activities and interest earned on loans from the Company’s private banking activities and interest expense from repurchase agreements, fed funds, long-term debt and other borrowings. The decrease in profitability is due to the reliance on wholesale borrowings to fund loan growth at higher rates than deposits. This decrease is partially offset by higher interest income earned on the Private Banking loan portfolios (higher yields and higher average balances) and higher yields on investment securities.

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

LIQUIDITY

The sources and management of liquidity is discussed in the 2005 10-K in the section titled “Liquidity.” There have been no substantive changes in the Company’s liquidity since December 31, 2005 and as of September 30, 2006, management believes that the Company is able to raise funds on a timely basis at an acceptable cost in order to meet our anticipated cash needs.

Approximately $181.1 million of the Company’s borrowings and “wholesale” CDs will need to be refinanced during the remainder of 2006. This amount includes $53.0 million in FHLB advances, $100.0 million in CDs issued to the State of California, and $28.1 million in brokered CDs. The Company has ample collateral pledged at the FHLB to support additional borrowings of approximately $624.0 million. The Company has been issuing CDs to the State of California for several years. The funds come from the State’s Local Agency Investment Fund and automatically roll over at a new price indexed to U.S. Treasury securities if not withdrawn by the State. There has been no indication given to the Company that the current CDs will not be renewed. The Company expects to replace maturing borrowings in the ordinary course of business.

In addition to the above maturing liabilities, on July 6, 2006, the Company repaid $37.0 million in principal amount of 7.54% senior notes issued by Bancorp. The senior notes were refinanced by issuing trust preferred securities of $38.0 million on July 5, 2006. The Company refinanced this debt as described in Note 8, “Long-Term Debt, Other Borrowings, and Capital Lease Obligations” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We are actively exploring a number of strategies to increase our liquidity and alleviate the pressures we are experiencing on our net interest margin. These strategies include the sale of certain investment securities, as well as securitizing or selling a portion of our loan production. These strategies would generate liquidity to pay-off higher cost short-term debt and to purchase higher yielding securities.

CAPITAL RESOURCES AND COMPANY STOCK

Capital Ratios

The following table presents a comparison of several important amounts and ratios as of September 30, 2006 and December 31, 2005.

CAPITAL RATIOS

	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$695,299	11.9%	$468,443	8.0%	$585,553	10.0%
Tier I Capital (to Risk Weighted Assets)	$524,758	9.0%	$234,221	4.0%	$351,332	6.0%
Tier I Capital (to Average Tangible Assets)	$524,758	7.5%	$279,879	4.0%	$349,849	5.0%
Risk Weighted Assets	$5,855,534
Average Tangible Assets for the Quarter	$6,996,978
As of December 31, 2005
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$611,679	11.3%	$432,066	8.0%	$540,082	10.0%
Tier I Capital (to Risk Weighted Assets)	$433,396	8.0%	$216,033	4.0%	$324,049	6.0%
Tier I Capital (to Average Tangible Assets)	$433,396	6.6%	$263,809	4.0%	$329,761	5.0%
Risk Weighted Assets	$5,400,822
Average Tangible Assets for the Quarter	$6,595,214

The Company also tracks a non-regulatory capital ratio, its tangible common equity to tangible assets (common equity less goodwill and other intangibles divided by total assets less goodwill and other intangibles). This ratio increases by earnings and the issuance of stock and decreases by dividends paid, stock repurchases and goodwill created from acquisitions. The ratio improved to 6.50% at September 30, 2006 from 5.89% at December 31, 2005. This increase is largely driven by the seasonality of earnings in the first six months of the year where approximately 65-75% of earnings are recognized. This ratio is not expected to increase for the remainder of the year, as quarterly dividends will represent approximately 80% of earnings in the remaining two quarters. At September 30, 2005 the ratio was 5.68%. However, in 2005 the ratio was negatively impacted by the goodwill created with the closing of the FBSLO acquisition as discussed in Note 2, “Mergers and Acquisitions” to the Consolidated Financial Statements in the 2005 10-K as well as by the additional assets acquired in the transaction. Management’s target level for the Company’s tangible common equity ratio is within a range of 6.25% to 6.50%. Management expects that the ratio will frequently be higher or lower than the target range and will not necessarily take immediate action to issue or repurchase stock to bring the ratio to within that range. In the absence of an acquisition for cash, earnings will tend to bring the ratio into the high end of the target range and eventually push the ratio above the range. When a cash acquisition occurs, the ratio will most likely fall below the target range for several quarters until earnings push the ratio back into the target range. If acquisitions become infrequent and prospects for asset growth are low, management may utilize the Board of Directors’ authorization for stock repurchases to bring the ratio back within the target range.

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

As referenced in Note 8, “Long-Term Debt, Other Borrowings, and Capital Lease Obligations” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q”, the $38.0 million trust preferred securities issued on July 5, 2006 qualifies for Tier I capital for the Bancorp.

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

Other Capital Disclosures

As discussed in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, during the second quarter of 2005 the Company started issuing restricted stock. Page 10 of this Quarterly Report on Form 10-Q identifies the number of shares of restricted stock granted and the expense associated with such grants during the third quarter and year-to-date periods of September 30, 2006. The Company’s capital account will increase as the compensation expense element of these shares is recognized over the periods in which they vest.

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

The Company’s liquidity risk is increased during the first quarter due to the large funding requirements of the RAL program. The Company has committed to the electronic filers and tax preparers that it will make RALs available to their customers under the terms of its agreements with them. This requires the Company to develop sufficient sources of liquidity to fund these loans. The sources of this funding are described in detail in the 2005 10-K. Some of the sources are committed lines and some are uncommitted. In the case of uncommitted sources, the Company arranges for funds of approximately twice the anticipated amount to ensure adequate funds will be available.

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

Changes in Tax Preparer Agreements

As discussed in Note 11, “Transfers and Servicing of Financial Assets” to the Consolidated Financial Statements in the 2005 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Tax Refund Anticipation Loan and Refund Transfer Programs” in the 2005 10-K, the Company has agreements with electronic filers, professional tax preparers, and companies that franchise tax preparation services. In 2006, the Company entered into a Program Agreement with JHI and a Technology Services Agreement with JHTS. The Program Agreement provides for JHI to reduce the proportion of its tax preparation offices, which do business exclusively with the Company from approximately 70% in the 2006 tax season to approximately 50% in 2008 tax season. The new agreements also change the method by which JHI and JHTS are compensated for services provided to the Company. The fee-splitting arrangement provided for in the earlier agreement is eliminated and under the revised agreements, JHI and JHTS are compensated for the program services and technology services they provide, respectively, through fixed fees.

The first change in the agreements has not had a significant impact on the number of transactions directed to the Company. The initial reduction was accomplished by directing the transactions from specific JHI offices to another bank instead of to the Company. This reduction in the number of JHI offices directed to the Company has not had an impact on the number of transactions as the number of transactions generated by those remaining offices has been slightly more than the total number of transactions originated for the Company last year.

The second change in the agreements, the change to fixed fees rather than per transaction fee-splitting, also has had little net impact as the amount of the fixed fees is approximately equal to what would have been paid under the prior agreement. While the “economics” are virtually the same under the new agreements as under the old, the presentation is different. Under the previous agreements, the fees were recognized net of the amount of the fee split with JHTS. Under the new agreements, the revenue from the RALs and RTs is recognized by the Company and the program marketing and technology service fees paid to JHI and JHTS, respectively, are shown as operating expenses.

This difference in accounting for the program and technology service fees on the Consolidated Income Statement compared to the fees shared with Jackson Hewitt in prior years has the effect of increasing the operating efficiency ratio for the Company. This occurs because the new agreements increase both the total operating expense and total non-interest revenue by equal amounts. With the expense increasing at a higher percent of the total versus the total non-interest revenue, net income has not changed. For example, for the nine-month period ending September 30, 2006, the efficiency ratio would change to 48.39% versus the 54.59% reported with the refund program and technology fees of $54.7 million reducing non-interest revenue rather than accounting for them as an expense (Note F).

Summary of Operating Results

In the first nine months of 2006, the Company processed 6.8 million RAL and RT transactions compared to 5.7 million in the first nine-months of 2005 and generated $95.4 million in income before taxes, an increase of $32.8 million or 52.5%. In both years, RALs represented approximately 28% of the transactions and RTs 72%. In 2006, RAL loans totaled $6.1 billion compared to $4.8 billion in the first nine-months of 2005.

The following table summarizes operating results for the RAL and RT programs for the three and nine-month periods ended September 30, 2006 and 2005.

OPERATING RESULTS FOR THE RAL AND RT PROGRAMS

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
(dollars in thousands)	2006	2005	2006	2005
Interest income from RALs	$121	$141	$118,437	$65,071
Interest expense on funding	(1,059)	(685)	(8,018)	(3,372)

Net interest income	(938)	(544)	110,419	61,699
Provision for credit losses—RALs	9,000	—	(36,290)	(40,642)
Refund transfer fees	251	235	44,815	24,920
Collection Fees	432	485	9,842	5,946
Gain on sale of loans	—	—	43,163	26,023
Other income	—	—	(1)	—
Operating expense	(1,050)	(2,077)	(76,520)	(15,355)

Income before taxes and internal transfers of funds	$7,695	$(1,901)	$95,428	$62,591

Intersegment revenues	980	666	11,390	6,352
Internal charge for funds	(75)	(230)	(5,956)	(2,929)

Income before taxes and after internal transfer of funds	8,600	(1,465)	100,862	66,014

Charge-offs	$(9,054)	$—	$49,895	$48,955
Recoveries	—	—	(14,378)	(8,777)

Net charge-offs	$(9,054)	$—	$35,517	$40,178

The most obvious differences between operating results for the first quarters of 2006 and 2005 are the large increases in RAL interest income, provision expense, refund transfer fees, gain on sale of loans, and operating expenses.

There are three reasons for the increase in RAL and RT revenues. The first is the 18.9% increase in the transaction volume of RALs and RTs originated during the first nine-months of 2006 compared to 2005. The number of RALs originated during the first nine-months of 2006 was 17.8% higher than in 2005, and the number of RTs was 19.3% higher during the same periods. These increases were more than the overall 8% growth expected by the Company. There was also a 7.4% increase in the average RAL amount. The fees for RTs are the same irrespective of the amount of the refund being transferred. Since RALs involve credit and funding costs, which increase proportionately with the amount of the loan, the Company charges a higher fee for larger loans. Therefore, the increase in the average size of the loans also increased the RAL revenues. The third reason for the large increase in revenues is the result of the new agreements with JHI discussed above. Whereas in prior years only a portion of the revenues were recognized as income, in 2006 the whole amount of the fee collected from the customer is recognized as income. This change accounted for $38.7 million in additional RAL income ($13.4 million of which was recognized in the securitization) and $16.0 million in additional RT income.

Both the larger number of transactions and the increase in the size of the average transaction impact the provision expense. In addition, as discussed below in “Credit Losses,” the increase in sales of a specific type of RAL has increased losses and therefore provision expense.

The increase in the gain on sale for the first nine months ended September 30, 2006 compared to the gain in the corresponding period in 2005 is primarily due to the impact from the change in the JHI agreement for revenue and expense recognition whereby the gain in 2006 includes 100% of the fee income earned on each loan as opposed to net of expense in 2005. The expense in 2006 is recorded in operating expenses. This increased the gain by approximately $13.4 million. The remaining increase is due to an increase in average fees per loan securitized.

The increase in the operating expense is primarily due to the program service and technology service fees paid to JHI in 2006 under the new agreements. These totaled $54.7 million for the nine-months ended September 30, 2006.

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

Through JHI, the Company offers a special product whereby the customer may receive a partial advance on his or her loan the same day as the return is completed and filed. This product, which has been offered for several years, but which has only been purchased in significant amounts by customers in 2006, has higher credit risk attached to it because there is less opportunity for the Company to run its normal credit checks before the funds are advanced. The Company managed this increased credit risk primarily by limiting the portion of the refund claim that can be advanced with this product. The Company anticipates charge-offs through December 31, 2006 will be approximately 120 to 130 basis points, compared to the final ratio of 113 basis points for 2005.

Estimation of Loss on Remaining Loans: After charging-off $35.5 million net in the first nine-months of 2006, there were $15.1 million in loans outstanding as of September 30, 2006. In October of 2006, the Company received larger than expected collections of RALs after the IRS completed additional review of tax returns and released more funds than anticipated. To reflect the collections received in October, the Company increased its RAL receivable by $9.0 million and reduced the provision for loan loss expense by $9.0 million as of September 30, 2006.

There is no credit risk associated with the RTs because checks are issued only after receipt of the refund payment from the IRS.

Expectations for the Remainder of 2006

Based on collection experience over the last several years, payments will continue to be received through the fourth quarter.

During the remaining quarter of 2006, the Company will continue to incur operating expenses for development, marketing, and preparation for the 2007 season.

Expectations for 2007

The Company expects its overall transaction volume during the 2007 RAL/RT season to increase by approximately 11% over the 2006 season volumes and expects the product mix to be approximately 30% RALs and 70% RTs. Given higher funding costs anticipated in the 2007 season and a continued

competitive pricing environment, the Company believes that the increased transaction volume will not necessarily equate to a corresponding increase in profitability.

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

NOTES TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note A—The tables below, show the balances and amounts of income and expense line items that are excluded or included in computing the without RAL, without RAL and RT, or the FTE adjusted amounts and ratios disclosed in various sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q:

AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN

	Three-Months Ended September 30, 2006			Three-Months Ended September 30, 2005
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Average consumer loans	$786,019	$8,601	$777,418	$646,447	$6,511	$639,936
Average loans	5,273,293	8,601	5,264,692	4,484,773	6,511	4,478,262
Average total assets **	7,148,614	239,938	6,908,676	6,482,387	72,318	6,410,069
Average earning assets	6,528,232	8,601	6,519,631	5,924,463	25,830	5,898,633
Average certificates of deposit	1,725,203	29,273	1,695,930	1,657,307	—	1,657,307
Repos and federal funds purchased	313,708	—	313,708	—	—	—
FHLB advances & other long-term debt	1,206,247	50,000	1,156,247	840,183	50,000	790,183
Average interest bearing liabilities	5,381,116	79,273	5,301,843	4,825,507	50,000	4,775,507
Average equity	591,739	118,298	473,441	523,555	87,215	436,340
Consumer loans interest income	15,569	121	15,448	10,186	141	10,045
Loan interest income *	99,804	121	99,683	78,199	141	78,058
Interest income *	113,479	121	113,358	93,107	141	92,966
Interest expense	50,856	1,059	49,797	29,622	685	28,937
Net interest income	62,623	(938)	63,561	63,485	(544)	64,029
Tax equivalent adjustment	1,556	—	1,556	1,238	—	1,238

*	Does not include taxable equivalent adjustment.

**	Average Total Assets of the RAL and RT business unit included an inter-company clearing account in 2005. This balance is now included at the consolidated level for 2006. This change results in an accurate reflection of assets in the RAL and RT business unit.

	Nine-Months Ended September 30, 2006			Nine-Months Ended September 30, 2005
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Average consumer loans	$933,432	$186,593	$746,839	$699,152	$99,686	$599,466
Average loans	5,267,060	186,593	5,080,467	4,351,579	99,686	4,251,893
Average total assets **	7,127,284	429,414	6,697,870	6,298,545	163,456	6,135,089
Average earning assets	6,582,045	203,960	6,378,085	5,813,604	141,328	5,672,276
Average certificates of deposit	1,716,090	44,451	1,671,639	1,586,537	16,987	1,569,550
Repos and federal funds purchased	405,442	128,132	277,310	97,029	89,135	7,894
FHLB advances & other long-term debt	1,040,271	50,000	990,271	838,981	50,000	788,981
Average interest bearing liabilities	5,389,091	222,583	5,166,508	4,650,917	156,122	4,494,795
Average equity	583,278	118,002	465,276	500,714	87,449	413,265
Consumer loans interest income	162,710	117,847	44,863	93,524	64,643	28,881
Loan interest income *	400,960	117,847	283,113	279,427	64,667	214,760
Interest income *	443,774	118,437	325,337	324,706	65,071	259,635
Interest expense	136,587	8,018	128,569	77,119	3,372	73,747
Net interest income	307,187	110,419	196,768	247,587	61,699	185,888
Tax equivalent adjustment	4,668	—	4,668	4,434	—	4,434

*	Does not include taxable equivalent adjustment.

**	Average Total Assets of the RAL and RT business unit included an inter-company clearing account in 2005. This balance is now included at the consolidated level for 2006. This change results in an accurate reflection of assets in the RAL and RT business unit.

CALCULATION OF RATIOS OF NET CHARGE-OFFS INCLUDING AND EXCLUDING RALs

(dollars in thousands)	2006 YTD Annualized	2005	2004	2003	2002
Total Including RALs
Net charge-offs	$50,735	$53,935	$13,525	$22,557	$14,778
Average loans	$5,267,060	$4,437,845	$3,804,869	$3,151,328	$2,942,082

Ratio	1.29%	1.22%	0.36%	0.72%	0.50%

Total Excluding RALs
Net charge-offs	$15,218	$15,725	$5,057	$14,027	$12,673
Average loans	$5,080,467	$4,363,905	$3,702,100	$3,029,669	$2,874,091

Ratio	0.40%	0.36%	0.14%	0.46%	0.44%

RECONCILIATION OF OTHER AMOUNTS WITH AND WITHOUT RAL AND RT AMOUNTS

	Three-Months Ended September 30, 2006			Three-Months Ended September 30, 2005
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Other service charges, commissions and fees	$4,299	$432	$3,867	$4,854	$485	$4,369
Noninterest revenue	17,337	683	16,654	14,814	720	14,094
Operating expense	57,089	1,050	56,039	53,814	2,077	51,737
Provision for credit losses	(2,719)	(9,000)	6,281	1,967	—	1,967
Income before income taxes	25,590	7,695	17,895	22,518	(1,901)	24,419
Provision for income taxes	8,799	3,236	5,563	8,150	(799)	8,949
Net Income	16,791	4,459	12,332	14,368	(1,102)	15,470

	Nine-Months Ended September 30, 2006			Nine-Months Ended September 30, 2005
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Other service charges, commissions and fees	$21,859	$9,842	$12,017	$16,880	$5,946	$10,934
Noninterest revenue	143,525	97,821	45,704	97,927	56,891	41,036
Operating expense	248,527	76,521	172,006	155,657	15,357	140,300
Provision for credit losses	51,383	36,290	15,093	48,880	40,642	8,238
Income before income taxes	150,802	95,429	55,373	140,977	62,591	78,386
Provision for income taxes	55,125	40,128	14,997	52,764	26,320	26,444
Net Income	95,677	55,301	40,376	88,213	36,271	51,942

FTE AMOUNTS USED IN COMPUTATION OF NET INTEREST MARGIN AND OPERATING EFFICIENCY RATIO

	Three-Months Ended September 30, 2006			Three-Months Ended September 30, 2005
(dollars in thousands)	Consolidated	FTE Adjustment	Including FTE Adjustment	Consolidated	FTE Adjustment	Including FTE Adjustment
Loan income	$99,804	$96	$99,900	$78,199	$80	$78,279
Loan income excluding
RAL/RT activities	99,683	96	99,779	78,058	80	78,138
Securities income	$13,600	$1,461	$15,061	$14,720	$1,158	$15,878
Securities income excluding RAL/RT activities	13,600	1,461	15,061	14,720	1,158	15,878
Net interest income	$62,623	$1,556	$64,179	$63,485	$1,238	$64,723
Net interest income excluding RAL/RT activities	63,561	1,556	65,117	64,029	1,238	65,267

	Nine-Months Ended September 30, 2006			Nine-Months Ended September 30, 2005
(dollars in thousands)	Consolidated	FTE Adjustment	Including FTE Adjustment	Consolidated	FTE Adjustment	Including FTE Adjustment
Loan income	$400,960	$292	$401,252	$279,427	$346	$279,773
Loan income excluding RAL/RT activities	283,113	292	283,405	214,760	346	215,106
Securities income	$42,614	$4,377	$46,991	$44,785	$4,088	$48,873
Securities income excluding RAL/RT activities	42,614	4,377	46,991	44,785	4,088	48,873
Net interest income	$307,187	$4,668	$311,855	$247,587	$4,434	$252,021
Net interest income excluding RAL/RT activities	196,768	4,668	201,436	185,888	4,434	190,322

Interest income and expense directly earned by or incurred by the RAL and RT programs are included in the table above. Interest expense associated with funding the RAL and RT programs are only reported at the consolidated level.

AMOUNTS USED IN COMPUTATION OF RATIOS IN ASSET QUALITY

	As of or for the Quarter-Ended September 30, 2006			As of or for the Quarter-Ended June 30, 2006
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$20,100	$—	$20,100	$16,329	$—	$16,329
Potential problem loans	90,824	15,109	75,715	88,307	—	88,307
Total loans	5,348,374	15,109	5,333,265	5,230,304	11,607	5,218,697
Nonperforming assets	23,010	—	23,010	19,239	—	19,239
Total assets	7,225,504	215,058	7,010,446	7,182,740	10,811	7,171,929
Provision for credit loss	(2,719)	(9,000)	6,281	5,956	(881)	6,837
Charge-offs	4,974	(54)	5,028	10,427	4,904	5,523
Recoveries	10,301	9,000	1,301	3,433	1,184	2,249
Allowance for credit loss	56,246	773	55,473	53,638	719	52,919

	As of or for the Quarter-Ended December 31, 2005			As of or for the Quarter-Ended September 30, 2005
(dollars in thousands)	Consolidated	RAL/RT	Excluding RAL/RT	Consolidated	RAL/RT	Excluding RAL/RT
Nonperforming loans	$17,817	$—	$17,817	$19,867	$—	$19,867
Potential problem loans	132,592	—	132,592	140,338	1,831	138,507
Total loans	4,897,286	—	4,897,286	4,640,003	1,831	4,638,172
Nonperforming assets	20,727	—	20,727	23,024	—	23,024
Total assets	6,876,159	75	6,876,084	6,689,848	211,348	6,478,500
Provision for credit loss	4,993	(2,432)	7,425	1,967	—	1,967
Charge-offs	4,953	—	4,953	3,153	—	3,153
Recoveries	3,736	1,968	1,768	960	—	960
Allowance for credit loss	55,598	—	55,598	51,822	464	51,358

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

Note C—Most of the loans or transfers are paid to the taxpayer by means of a PCBNA cashier’s check issued by the tax preparer. PCBNA records the check as a deposit liability when it is issued and then removes the check from the deposit totals when PCBNA pays it. The average balance for these outstanding checks during the 2006 third quarter was $37.7 million and $180.5 million for the September 2006 year-to-date period.

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

Note F— The computation of the operating efficiency ratio for the third quarter of 2006 is as follows: operating expense of $57.1 million divided by the sum of FTE net interest income of $64.2 million plus non-interest revenue of $17.3 million less securities gains of $4,000 equals 70.04%. The computation of the operating efficiency ratio for the year-to-date period of 2006 is as follows: operating expense of $248.5 million divided by the sum of FTE net interest income of $311.9 million plus non-interest revenue of $143.5 million less securities gains of $151,000 equals 54.59%.

Note G—To obtain information on the performance ratios for peer banks, the Company primarily uses the FDIC Quarterly Banking Profile, published by the FDIC Division of Research and Statistics. This publication provides information about all FDIC insured banks and certain subsets based on size and geographical location. Geographically, the Company is included in a subset that includes 12 Western States plus the Pacific Islands. By asset size, the Company is included in the group of financial institutions with total assets from $1-10 billion. The information in this publication is based on year-to-date information provided by banks each quarter. It takes about 2-3 months to process the information. Therefore, the published data is always one quarter behind the Company’s information. For this quarter, the peer information is for the second quarter of 2006. All peer information in this discussion and analysis is reported in or has been derived from information reported in this publication.

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

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(dollars in thousands)

Period		Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Begin Date	End Date
7/1/2006	7/31/2006	—	—	—	$18,933
8/1/2006	8/31/2006	—	—	—	$18,933
9/1/2006	9/30/2006	—	—	—	$18,933

Total		—	—	—	$18,933

On July 17, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to $20 million of its common stock. This authorization has no expiration date and the Company had no prior plans that expired during the third quarter of 2006.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

Entry into a Material Definitive Agreement

On March 20, 2006, the Compensation Committee of the Board of Directors of Pacific Capital Bancorp (the “Company”) approved the High Performance Incentive Program (the “HPIP”) effective for the period of January 1, 2006 through December 31, 2006. As with the previous HPIP in place for 2005, the HPIP for 2006 was designed to recognize and reward executive officers and other employees who contribute meaningfully to an increase in shareholder value, profitability and customer satisfaction. All regular status employees of the Company who are paid on a 100% salaried basis during 2006 and who are actively employed at the time of distribution are eligible for consideration under the HPIP for 2006. Employees who participate in variable or commission pay programs or the Refund Anticipation Loan Division Incentive Program are not eligible for the HPIP.

Incentive awards paid in the form of a cash bonus under the HPIP for 2006 are based upon the Company’s performance, the applicable business unit’s performance and the applicable individual’s performance. As with the previous HPIP, bonus payout is dependent upon the Company’s overall success in achieving the Core Bank’s net income goal, and funding levels reflect the degree of success in attaining the Core Bank’s net income goal and in turn, establish the dollar level of the incentive pool. Additionally, the HPIP for 2006 provides that the Compensation Committee has the discretion to approve certain awards independent of the Company’s overall success in achieving the Core Bank’s net income goal.

The HPIP for 2006 is attached as Exhibit 10.1.23 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On October 23, 2006, the Compensation Committee of the Board of Directors of the Company approved the Refund Anticipation Loan Division Incentive Program (the “RAL Program”) effective for the period of July 1, 2006 through June 30, 2007. The RAL Program was designed to recognize and reward those employees of the Refund Anticipation Loan Division (the “RAL Division”) who contribute meaningfully to the increase in shareholder value and profitability of the Company as well as the continued growth of the RAL Division. The RAL Program applies to certain key management positions of the RAL Division.

Incentive awards paid in the form of a cash bonus under the RAL Program are based upon the RAL Division’s performance and the applicable individual’s performance. Funding under the RAL Program is based upon the RAL Division’s net income before tax, and funding levels reflect the degree of success in attaining the RAL Division’s net income before tax thresholds and in turn, establish the dollar level of the RAL Program incentive pool. In addition to funding the RAL Program, the RAL Program incentive pool is used to fund the incentives of the RAL Division employees that participate in the HPIP for 2006. Additionally, the RAL Program provides that the Compensation Committee has the discretion to approve certain awards independent of the RAL Division’s success in achieving the net income before tax thresholds.

The RAL Program is attached as Exhibit 10.1.24 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Item Description

10.1.23	Pacific Capital Bancorp 2006 High Performance Compensation Plan Effective January 1, 2006 through December 31, 2006.

10.1.24	Pacific Capital Bancorp 2006 High Performance Compensation Plan for Tax Refund Anticipation Loan Employees Effective July 1, 2006 through June 30, 2007.

10.1.25	Separation Agreement with William J. Grimm.

10.1.26	Employment Agreement with William S. Thomas, Jr.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ William S. Thomas, Jr.
William S. Thomas, Jr.	November 7, 2006
President
Chief Executive Officer

/s/ Joyce M. Clinton
Joyce M. Clinton	November 7, 2006
Executive Vice President
Chief Financial Officer