Form 10-K
period 2006-12-31
PACIFIC CAPITAL BANCORP /CA/
filed 2007-03-01
CIK 357264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	DECEMBER 31, 2006
COMMISSION FILE NUMBER	0-11113

PACIFIC CAPITAL BANCORP

(Exact Name of Registrant as Specified in its Charter)

California	95-3673456
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1021 Anacapa St.
Santa Barbara, California	93101
(Address of principal executive offices)	(Zip Code)

(805) 564-6405

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes X     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes         No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes         No X

The aggregate market value of the voting stock held by non-affiliates computed June 30, 2006, based on the sales prices on that date of $31.12 per share: Common Stock—$1,360,348,093. This amount is based on reported beneficial ownership by all directors and executive officers and the registrant’s Employee Stock Ownership Plan; however, this determination does not constitute an admission of affiliate status for any of these stockholders.

As of February 20, 2007, there were 47,350,383 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant’s Proxy Statement for the Annual Meeting of Shareholders on April 24, 2007 are incorporated by reference into Part III.

PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as some statements by the Company in periodic press releases and some oral statements made by Company officials to securities analysts and shareholders during presentations about the Company, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the health of the capital markets, the Company’s de novo branching and acquisition efforts, the operating characteristics of the Company’s income tax refund loan and transfer programs and the economic conditions within its markets. These forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in California; (4) the occurrence of terrorist acts; (5) reduced demand for or earnings derived from the Company’s income tax refund loan and refund transfer programs; (6) legislative or regulatory changes or litigation adversely affecting the businesses in which the Company engages; (7) unfavorable conditions in the capital markets; (8) challenges in opening additional branches, integrating acquisitions or introducing new products or services; and (9) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

The assets, liabilities, and results of operations of the Company’s tax refund and refund transfer programs are reported in its periodic filings with the SEC as a segment of its business. Because these are activities conducted by very few other financial institutions, users of the financial statements have indicated that they are interested in information for the Company exclusive of these programs so that they may compare the results of operations with financial institutions that have no comparable programs. The amounts and ratios may generally be computed from the information provided in the note to its financial statements that discloses segment information, but are computed and included in this Annual Report on Form 10-K for the convenience of those users.

Purpose and Definition of Terms

The following provides Management’s comments on the financial condition and results of operations of Pacific Capital Bancorp and its subsidiaries. Unless otherwise stated, “the Company” refers to this consolidated entity and “we” refers to the Company’s Management. You should read this discussion in conjunction with the Company’s Consolidated Financial Statements and the notes to the Consolidated Financial Statements, herein referred to as “the Financial Statements”. These statements and notes are presented on pages 62 through 115 of this Annual Report on Form 10-K, herein referred to as “10-K”. Terms and acronyms used throughout this document are defined in the glossary on pages 117 through 119.

ITEM 1.	BUSINESS

(a)    Organizational Structure and Description of Services

Pacific Capital Bancorp (the Company) is a $7.5 billion community bank holding company providing full service banking, trust and investment advisory services and all aspects of consumer and commercial lending through its branches, wealth management offices and other distribution channels to consumers, businesses and other institutions primarily throughout the central coast of California. The Company is one of three primary providers nationwide of refund anticipation loans (“RALs”) and refund processing services (“RTs”).

The Company has seven subsidiaries.

•	PCBNA is a consolidated wholly-owned subsidiary of the Company referred to as “PCBNA” or “the Bank”.
•

SBB&T RAL Funding Corporation is a consolidated wholly-owned subsidiary of the Company that is used in the securitization of RAL as described in Note 11, Securitizations and Servicing of Financial Assets on page 87.

•

Five wholly-owned unconsolidated subsidiaries, used as business trusts in connection with issuance of trust-preferred securities that are described in Note 1 and Note 14, Summary of Significant Accounting Policies and Long-term Debt and Other Borrowings to the Financial Statements on pages 67 and 90.

PCBNA has one consolidated subsidiary, Morton Capital Management (“MCM”), that was purchased in July 2006 to increase our customer base for providing trust and investment advisory services. The Bank also retains ownership in several Low-Income Tax Housing Partnerships that generate tax credits but they are not consolidated into our Financial Statements.

PCBNA conducts its banking services under six brand names at 49 locations:

Brand Name	Acronym	Counties Located in	Year Acquired		Number of Branch Locations
Santa Barbara Bank & Trust	“SBB&T”	Santa Barbara and Ventura	1960	(1)	32
First National Bank of Central California	“FNB”	Monterey and Santa Cruz	1998		7
South Valley National Bank	“SVNB”	Southern Santa Clara	1998		2
San Benito Bank	“SBB”	San Benito	1998		3
Pacific Capital Bank	“PCCI”	Ventura and Los Angeles	2004		2
First Bank of San Luis Obispo	“FBSLO”	San Luis Obispo	2005		3

(1) PCBNA commenced operations in 1960 as Santa Barbara National Bank (“SBNB”). In 1979, SBNB switched from a national charter to a state charter and changed the name to SBB&T. In 2002, PCBNA was created returning the charter to a national bank and consolidated the two subsidiaries of SBB&T and FNB into PCBNA.

The above brand names were formerly the names of acquired independent banks, which were eventually merged into PCBNA. In addition to the retail and business deposits managed by the above banking offices, the Company makes use of brokered deposits and deposits received from the State of California, both of which are administered by the Company’s Treasury department. The Company’s lending businesses are organized broadly by product line, not by region.

Management has determined that the Company has five reportable segments: Community Banking, Commercial Banking, RAL/RT Programs, Wealth Management, and All Other. The reported financial results for each respective business are based on management accounting assumptions, which drive balance sheet and income statement items to each segment based on customers segments and products and services offered. The factors used in determining these reportable segments are more fully explained in Note 25, Segment Reporting beginning on page 107.

PCBNA is one of the largest nationwide providers of financial services related to the electronic filing of income tax returns (“RAL/RT Programs”). There are two products related to income tax returns filed electronically, RAL and RT. RAL/RT Programs experience a high degree of seasonality as the majority of the income earned from these programs is recognized in the first quarter of each year. A RAL is a short-term consumer loan from the Company to the taxpayer with the anticipated tax refund as the source of repayment. A completed application is submitted to the Company, electronically by the tax preparer, for credit review and approval. The Company advances the excess of the approved loan, less applicable loan fees and if requested by the taxpayer, the fees due for preparation of the return, to the taxpayer. RAL amounts vary by taxpayer but do not represent 100% of the expected refund. During the application process, the taxpayer signs an agreement permitting the Internal Revenue Service (“IRS”) to send their refund directly to the Company instead of to the taxpayer. The refund received from the IRS is used by the Company to pay off the loan. Any amount due the taxpayer above the amount of the RAL and applicable fees, is remitted by the Company to the taxpayer. RAL interest income varies based on the amount of the loan; however, it does not vary with the length of time the loan is outstanding. RALs are subject to credit risk and incur interest expense due to loan funding requirements. An RT is an electronic payment to the taxpayer of their income tax refund received from the IRS. The Company acts as a conduit between the taxpayer and the IRS and provides a secure payment process for their income tax refund. The Company receives a fee for processing the refund payment that is recorded in non-interest income. There are further discussions on the RAL/RT Programs throughout the MD&A of this 10-K and in the Financial Statements.

Employees:  The Company currently employs 1,622 employees. Additional employees would be added if new opportunities for geographic expansion or other business activities should occur.

(b)  Acquisitions

Recent mergers and acquisitions of the Company are disclosed in Note 2, Mergers and Acquisitions in the Financial Statements on page 75. A summary of acquisitions over the last three years follows:

In July 2006, PCBNA created a wholly-owned subsidiary, MCM in conjunction with the purchase of MCM, a California-based registered investment advisor. PCBNA acquired all of the assets and liabilities of MCM for a cash payment of approximately $7.0 million. The MCM purchase increased our trust and wealth management customer base, which will assist in generating new customer banking relationships with a diversified need for additional banking services.

In August 2005, PCBNA acquired FBSLO in an all cash transaction. The consideration paid was $60.8 million in cash, or $48 per each diluted share of FBSLO stock. FBSLO, which was headquartered in San Luis Obispo, California, had two branches that provided traditional deposit and loan products to its customers, including commercial and commercial real estate loans; checking, savings, and certificate of deposits; and other traditional banking services through its banking subsidiary. At the time of acquisition, FBSLO had begun the process of opening a denovo branch in Paso Robles, California, which the Company opened in November of 2006. The Company acquired FBSLO for its customer relationships and as an entry vehicle into the San Luis Obispo County.

In March 2004, the Company acquired PCCI in an all cash transaction valued at $135.8 million, or $26 per each diluted share of PCCI common stock. PCCI specialized in serving small businesses, entrepreneurs and investors. Its products included customized loans on income producing real estate, business loans under the U.S. Small Business Administration (“SBA”) 7(a) and 504 programs, lines of credit and term loans to businesses and professionals, and savings and checking account programs. PCCI was an SBA-designated “Preferred Lender” in California, Arizona and Oregon. In addition to three branches, it operated six loan production offices in California and Oregon. The Company acquired PCCI primarily for its commercial real estate and SBA commercial business lending operations.

(c)  Market Area and Competition

Market Area

The Company’s retail branch businesses are conducted in eight California counties. The use of the separate brand names is for community recognition only, all offices are legally branches of PCBNA, and all of these banking offices are administered under one management structure.

The Company is expanding its footprint into markets adjacent to its retail branch locations, specifically in areas that our Commercial Banking and Wealth Management services can best gain valuable market share.

The RAL/RT Programs described throughout Management’s Discussion and Analysis and which comprise a separate reportable segment in Note 25, Segment Reporting to the Financial Statements are conducted in all 50 states. The commercial equipment leasing business is also conducted nation-wide, but primarily throughout the Western United States. The indirect auto lending business is conducted in several counties in California other than the counties listed above. The lending businesses acquired with PCCI are conducted in California, Arizona, and Oregon.

Foreign operations

The Company has no foreign operations of its own. The Company does lend to and provide letters of credit and other trade-related services to a number of commercial enterprises that do business abroad. None of these customer relationships generate a significant portion of the Company’s revenues.

Customer concentration

No customer individually accounts for 10% or more of consolidated revenues.

Competition

The banking and financial services business is highly competitive. The increasingly competitive environment faced by banks is a result primarily of changes in laws and regulations, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Company competes for loans, deposits, and customers with other commercial banks, savings and loan associations, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many competitors are much larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and/or offer a broader range of financial services.

(d)  Economic Conditions

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on our interest-earning assets, such as loans to customers and securities held in the investment portfolio, will comprise the major portion of earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

The Company’s business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (“FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on the Company cannot be predicted.

From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial service providers. We cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the Company’s financial condition or results of operations. In addition, the outcome of any investigations initiated by state authorities or litigation raising issues such as whether state laws are preempted by federal law may result in additional regulations that require changes in the Company’s operations and increased compliance costs.

(e)  Regulation and Supervision

General

The Company and its subsidiaries are extensively regulated and supervised under both federal and certain state laws. Regulation and supervision by federal or state banking agencies is intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”) and not for the benefit of Company stockholders. Set forth below is a summary description of key laws and regulations, which relate to the Company’s operations. These descriptions are qualified in their entirety by reference to the applicable laws and regulations.

The Company

As a bank holding company, we are subject to regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended, or (“BHCA”). We are required to file with the FRB periodic reports and such additional information as the FRB may require.

The FRB may require the Company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain FRB approval prior to purchasing or redeeming its equity securities. Further, the Company is required by the FRB to maintain certain levels of capital.

The Company is required to obtain prior FRB approval for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior FRB approval is also required for the merger or consolidation of a bank holding company with another bank holding company. Similar state banking agency approvals may also be required. Certain competitive, management, financial and other factors are considered by the bank regulatory agencies in granting these approvals.

With certain exceptions, bank holding companies are prohibited from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to subsidiaries. However, subject to prior notice or FRB approval, bank holding companies may engage in, or acquire shares of companies engaged in, those nonbanking activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

FRB regulations require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both. The FRB’s bank holding company rating system also emphasizes risk management and evaluation of the potential impact of nondepository entities on safety and soundness.

The Company is also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Commissioner of Financial Institutions.

The Bank

As a national banking association, PCBNA is subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (“OCC”). PCBNA is also subject to regulations of the FDIC as administrator of the deposit insurance fund, as well as certain regulations promulgated by the FRB. If, as a result of an examination, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of PCBNA’s operations are unsatisfactory or there have been violations of laws or regulations, various remedies are available to the OCC. Such remedies include the power to require affirmative action to correct any conditions resulting from any violation or practice, to enter into informal nonpublic or formal public memoranda of understanding or written agreements with national banks to take corrective action, to issue an administrative “cease and desist” order that can be judicially enforced, to direct an increase in capital, to enjoin “unsafe or unsound practices,” to restrict our growth, to assess civil monetary penalties, and to remove officers and directors. Banks are also subject to potential enforcement actions by the federal and/or state banking agencies for violations of any condition imposed in writing by the agency or any formal written agreement with the agency. We have routinely taken voluntary and cooperative action in response to the post-examination comments and requirements of the OCC.

Changes, such as the following in 2006, in federal or state banking laws or the regulations, policies or guidance of the banking agencies could have an adverse cost or competitive impact on PCBNA’s operations:

(i)	In December 2006 the federal banking agencies issued final guidance to reinforce sound risk management practices for bank holding companies and banks in commercial real estate lending (“CRE”). The guidance, which is focused on CRE where the cash flow from the real estate collateral is the primary source of repayment, establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further supervisory analysis. The implementation of these guidelines could result in increased reserves and capital costs for banks with CRE concentration.

(ii)	In September 2006 the federal banking agencies issued final guidance on alternative residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest, including “interest-only” mortgage loans, and “payment option” adjustable rate mortgages where a borrower has flexible payment options, including payments that have the potential for negative amortization. While acknowledging that innovations in mortgage lending can benefit some consumers, the final guidance states that management should (1) assess a borrower’s ability to repay the loan, including any principal balances added through negative amortization, at the fully indexed rate that would apply after the introductory period, (2) recognize that certain nontraditional mortgages are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves, and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. We believe PCBNA’s products, procedures and disclosures are in conformance with the requirements of the guidance.

(iii)	Pursuant to the Financial Services Regulatory Relief Act of 2006, the Securities and Exchange Commission (“SEC”) and the FRB have released, as Regulation R, joint proposed rules expected to be finalized by midyear 2007 to implement exceptions provided for in the Gramm-Leach-Bliley Act, or GLBA, for bank securities activities which banks may conduct without registering with the SEC as securities brokers or moving such activities to a broker-dealer affiliate. The proposed Regulation R exceptions would allow a bank, subject to certain conditions, to continue to conduct securities transactions for customers as part of the bank’s trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer. The proposed rules, if adopted, are not expected to have a material effect on the current securities activities, which PCBNA now conducts for customers.

In addition to banking and so-called “incidental” or “closely related to banking” nonbanking activities commonly conducted by national banks in operating subsidiaries, a national bank may have a financial subsidiary. Generally, a financial subsidiary is permitted to engage, in addition to any activity authorized for national banks directly, in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank itself. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The financial subsidiary may not, however, under present law, engage as principal in underwriting insurance, issue annuities or engage in real estate brokerage or development or in merchant banking activities.

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized,” “well-managed” and in satisfactory compliance with the Community Reinvestment Act, or CRA. Further, the bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities. Presently, PCBNA does not have any financial subsidiaries.

Federal Home Loan Bank (“FHLB”) System

PCBNA is a member of the Federal Home Loan Bank of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. FHLB members are required to own a certain amount of capital stock in the FHLB.

Federal Reserve System

As a member of the Federal Reserve system, national banks are required to own capital stock of their respective Reserve Bank.

Interstate Banking and Branching

Subject to certain size limitations under the Riegle-Neal Interstate Banking Act, bank holding companies and banks have the ability to acquire and merge with banks in other states; and, subject to certain state restrictions, banks may also acquire or establish new branches outside their home states. Interstate branches are subject to certain laws of the states in which they are located. To date, PCBNA has not engaged in any interstate banking or branching.

The Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 addressed accounting oversight and corporate governance matters and, among other things:

•	required executive certification of financial presentations;
•	increased requirements for board audit committees and their members;
•	enhanced disclosure of controls and procedures and internal control over financial reporting;
•	enhanced controls on, and reporting of, insider trading; and
•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

The legislation and its implementing regulations have resulted in increased costs of compliance, including certain outside professional costs. To date, these costs have not had a material impact on the Company’s operations.

Dividends and Other Transfers of Funds

Dividends from PCBNA constitute the principal source of income to the Company. An FRB policy statement provides that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The policy statement also provides that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

PCBNA is subject to various statutory and regulatory restrictions on its ability to pay dividends.

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, the federal bank regulatory agencies require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated “well capitalized,” the minimum leverage ratio of Tier 1 capital to total assets must be 3%. An institution’s risk-based capital, leverage capital, and tangible capital ratios together determine the institution’s capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more, its core capital to risk-weighted assets ratio is 6.00% or more, and its core capital to adjusted total assets ratio is 5.00% or more.

The regulatory capital requirements, as well as the actual capitalization ratios for PCBNA and for the Company on a consolidated basis as of December 31, 2006 are presented in detail in Note 20, Regulatory Requirements in the Financial Statements. See also “Capital Resources” discussion on page 50 within the MD&A of this 10-K. As of December 31, 2006 both the Company and PCBNA exceeded the minimum capital requirements to be considered “well capitalized”.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, emphasizes internal assessment of credit, market, and operational risk. Supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory for large international banks outside the U.S. in 2008. In October 2006, the U.S. federal banking agencies issued a notice of proposed rulemaking for comment to implement Basel II for U.S. banks with certain differences from the international Basel II framework and which would not be fully in effect for U.S. banks until 2012. Further, the U.S. federal banking agencies propose to retain the minimum leverage requirement and prompt corrective action regulatory standards. In December 2006, the federal banking agencies issued another notice of proposed rulemaking for comment, referred to as Basel IA, that proposed alternative capital requirements for smaller U.S. banks which may be negatively impacted competitively by certain provisions of Basel II. Additional guidance on Basel II issued in February 2007 stated the agencies’ expectation that to determine the extent to which banks should hold capital in excess of regulatory minimum levels, examiners would examine the combined implications of a bank’s compliance with qualification requirements for regulatory risk-based capital standards, the quality and results of its internal capital adequacy assessment process, and the examiners’ assessment of the bank’s risk profile and capital position. At this time the impact that these proposed changes in capital requirements may have on the cost and availability of different types of credit and the compliance cost to the Company of implementing Basel II or Basel IA, as applicable, are uncertain.

The federal banking agencies possess broad power under the Federal Deposit Insurance Act, or FDI Act, to take “prompt corrective action” to resolve the problems of insured depository institutions that fall within any “undercapitalized” category. In addition, the federal banking agencies have adopted non-capital safety and soundness standards to assist examiners in identifying and addressing supervisory concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management and (vii) executive compensation and benefits.

Premiums for Deposit Insurance

Through the DIF, the FDIC insures PCBNA customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The Federal Deposit Insurance Reform Act of 2006, or FDIRA, provides, among other things, for changes in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio, assessments and dividends, and a one-time aggregate assessment credit for depository institutions (or their predecessors) in existence on December 31, 1996, which paid assessments to recapitalize the insurance funds after the banking crises of the late 1980s and early 1990s. The FDIC issued final regulations, effective January 1, 2007, implementing the provisions of FDIRA, and in February 2007 issued for consent guidelines, including business line concentrations and risk of failure, and severity of loss in the event of failure to be used by the FDIC for possibly raising premiums by up to 50 basis points for large banks with $10 billion or more in assets. PCBNA expects to receive a one-time assessment credit that is expected to exceed any increase in assessments by the FDIC in 2007.

All FDIC-insured depository institutions must also pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rate for the fourth quarter of fiscal year 2006 was 1.24 basis points for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or upon a finding that the institution is engaging in unsafe or unsound practices which pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for PCBNA would necessarily result in the revocation of its national bank charter and would have a material adverse effect on the earnings of the Company.

Loans-to-One-Borrower Limitations

With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2006, PCBNA’s loans-to-one-borrower limit was $87.0 million based upon the 15% of unimpaired capital and surplus measurement.

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

•

a bank’s or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities);

•	any company controlled by any such executive officer, director or principal shareholder; or
•	any political or campaign committee controlled by any such executive officer, director or principal shareholder.

Loans and leases extended to any of the above persons must comply with the loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to the person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, Regulation O provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank’s unimpaired capital and unimpaired surplus. Regulation O also prohibits a bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the bank.

PCBNA is also subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and FRB Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from the bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments to or in any affiliate are limited, individually, to 10.0% of the bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of capital and surplus. Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the bank’s affiliate serves as investment advisor, and financial subsidiaries. Additional restrictions on transactions with affiliates may be imposed under the FDI Act prompt corrective action provisions and the supervisory authority of the federal and state banking agencies.

USA PATRIOT Act

The USA PATRIOT Act of 2001, or PATRIOT Act, and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws. Under the PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs, which include:

•	the establishment of a customer identification program;
•	the development of internal policies, procedures, and controls;
•	the designation of a compliance officer;
•	an ongoing employee training program; and
•	an independent audit function to test the programs.

The Company and PCBNA have adopted comprehensive policies and procedures to address the requirements of the PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Any such enforcement actions could also have serious reputation consequences for the Company and PCBNA.

Consumer Laws

Examination and enforcement by the state and federal banking agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense. PCBNA is subject to many federal and state consumer statutes and regulations, some of which are discussed below. The Company and PCBNA are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

The Home Ownership and Equal Protection Act of 1994, or HOEPA, requires extra disclosures and consumer protections to borrowers for certain lending practices. The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. Typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”);
•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”); and/or
•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve regulations and OCC guidelines aimed at curbing predatory lending significantly widen the pool of high cost home secured loans covered by HOEPA. In addition, the regulations bar certain refinances within a year with another loan subject to HOEPA by the same lender or loan servicer. Lenders also will be presumed to have violated the law—which says loans should not be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. We do not expect these rules and potential state action in this area to have a material impact on the Company’s financial condition or results of operation.

OCC guidelines require national banks and their operating subsidiaries to comply with certain standards when making or purchasing loans to avoid predatory or abusive residential mortgage-lending practices. Failure to comply with the guidelines could be deemed an unsafe and unsound or unfair or deceptive practice and could subject PCBNA to supervisory enforcement actions.

Privacy policies are required by federal banking regulations, which limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. Pursuant to those rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
•	annual notices of their privacy policies to current customers; and
•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy protections affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, state laws may impose more restrictive limitations on the ability of financial institutions to disclose such information. California has adopted such a privacy law that, among other things, generally provides that customers must “opt in” before information may be disclosed to certain nonaffiliated third parties.

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or FACT Act, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with the FACT Act, the federal financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years. The agencies have also proposed guidelines required by the FACT Act for financial institutions and creditors which require financial institutions to identify patterns, practices and specific forms of activity, known as “Red Flags,” that indicate the possible existence of identity theft and require financial institutions to establish reasonable policies and procedures for implementing these guidelines.

The Check Clearing for the 21st Century Act, or Check 21, facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check,” which is the legal equivalent of an original check. Check 21 does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original. In addition to its issuance of regulations governing substitute checks, the Federal Reserve has issued final rules governing the treatment of remotely created checks (sometimes referred to as “demand drafts”) and electronic check conversion transactions (involving checks that are converted to electronic transactions by merchants and other payees).

The Equal Credit Opportunity Act, or ECOA, generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act, or TILA, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act, or FH Act, regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of June 7, 2004 PCBNA was rated “satisfactory.”

The Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The FRB amended regulations issued under HMDA to require the reporting of certain pricing data with respect to higher-priced mortgage loans for review by the federal banking agencies from a fair lending perspective. We do not expect that the HMDA data reported by the bank will raise material issues regarding compliance by PCBNA and the Company with the fair lending laws.

The Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties.

The National Flood Insurance Act, or NFIA, requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance. Hurricane Katrina focused awareness on this requirement. Lenders are required to provide notice to borrowers of special flood hazard areas and require such coverage before making, increasing, extending or renewing such loans. Financial institutions, which demonstrate a pattern and practice of lax compliance, are subject to the issuance of cease and desist orders and the imposition of per-loan civil money penalties, up to a maximum fine, which currently is $125,000. Fine payments are remitted to the Federal Emergency Management Agency for deposit into the National Flood Mitigation Fund.

Due to heightened regulatory concern related to compliance with HOEPA, privacy laws and regulations, FACT, Check 21, ECOA, TILA, FH Act, CRA, HMDA, RESPA and NFIA generally, the Company and PCBNA may incur additional compliance costs or be required to expend additional funds for CRA investments.

Regulation of Nonbank Subsidiaries

MCM, an operating subsidiary of PCBNA, is a registered investment advisor subject to regulation and supervision by the SEC. Further, the banking agencies expect banking organizations in their oversight role over functionally regulated subsidiaries, such as registered investment advisors, to assure appropriate controls are maintained that include:

•	establishing alternative sources of emergency support from the parent holding company, non-bank affiliates or external third parties prior to seeking support from the bank;
•	instituting effective policies and procedures for identifying potential circumstances triggering the need for financial support and the process for obtaining such support;
•	implementing effective controls, including stress testing and compliance reviews;
•

implementing policies and procedures to ensure compliance with disclosure and advertising requirements to clearly differentiate the investments in advised funds from obligations of the bank or insured deposits; and

•	ensuring proper management, regulatory and financial reporting of contingent liabilities arising out of its investment advisory activities.

We have taken appropriate action to implement and audit compliance with these requirements.

(f)  Available Information

The Company maintains an Internet website at http://www.pcbancorp.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, the Company’s Code of Ethics and other information related to the Company, free of charge, through this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to, the SEC. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS

RISK MANAGEMENT

The Company cannot operate risk-free and make a profit. Instead, the process of risk definition and assessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk. The Company’s Chief Risk and Chief Credit Officer and the other members of its Executive Committee under the direction and oversight of the Board of Directors lead the risk management process. In addition to common business risks such as disasters, theft, and loss of market share, the Company is subject to special types of risk due to the nature of its business. New and sophisticated financial products are continually appearing with different types of risk, which need to be defined and managed if we choose to offer them to our customers. Also, the risks associated with existing products must be reassessed periodically. The key risk factors affecting the Company are:

•	Interest Rate Risk
•	Changes in economic conditions
•	Changes in legislation and regulation of financial institutions
•	Estimating the allowance for credit losses
•	Risks associated with the RAL/RT Programs
•	Competition from financial service companies
•	Negative Publicity

Interest Rate Risk

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance. A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-

bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality and loan origination volume.

Changes in economic conditions

Changes in economic conditions could materially hurt our business. Our business is directly affected by changes in economic conditions, including finance, legislative and regulatory changes and changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Deterioration in economic conditions could result in the following consequences:

•	problem assets and foreclosures may increase,
•	demand for our products and services may decline,
•	low cost or non-interest bearing deposits may decrease, and
•

collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

In view of the concentration of our operations and the collateral securing our loan portfolio in California, we may be particularly susceptible to the adverse economic conditions in the state of California and in counties mentioned above where our business is concentrated.

Changes in legislation and regulation of financial institutions

We are subject to extensive government regulation, which may hamper our ability to increase our assets and earnings. Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially various laws, rules and regulations are proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products.

Estimating the allowance for credit losses

Our allowance for loan and lease losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. The allowance is also appropriately increased for new loan growth. While we believe that our allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for loan and lease losses further or that regulators will not require us to increase this allowance.

Risks associated with the RAL/RT Programs

Risks associated with the RAL/RT Programs include credit, the availability of sufficient funding at reasonable rates, risks associated with the IRS, litigation, and regulatory or legislative risk. There is increased legislative and regulatory focus on RALs, including proposed state and Federal legislation to limit interest rates or fees, to curtail sharing of taxpayer information, to impose additional costs and rules on the RAL business and to otherwise limit or prohibit RALs. State attorney generals have also initiated public inquiries in response to consumer advocate complaints into the RAL product and the practices of the tax preparers offering RALs. We cannot determine whether such legislative or regulatory initiatives will be adopted or predict the impact such initiatives would have on our results.

Competition from financial service companies

We face strong competition from financial services companies and other companies that offer banking services. We conduct most of our operations in California. Increased competition in our markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits.

Negative Publicity

Negative publicity could damage our reputation. Reputation risk, or the risk to our earnings and capital from negative publicity or public opinion, is inherent in our business. Negative publicity or public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or perceived conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company maintains its executive offices in leased premises at 1021 Anacapa Street, Santa Barbara, California. The Company leases six administrative premises for our operations in the Santa Barbara, Ventura and Los Angeles counties for administration, information technology, loan and deposit operations support, finance and accounting, relationship managers and other functions. In addition, the Company has several locations that are leased and owned for storage and parking, that are not included in the number of leased or owned properties above.

Of the 49 full-service retail branches, 35 are leased and 14 are owned. The 49 retail branches are located in the eight California counties mentioned above in Item 1(a). The Company has obtained the master lease on the shopping center where one of its retail branches offices is located this lease is classified as a capital lease.

The Company operates in 14 loan production offices that include administrative support. Of the 14 locations, 13 are leased and one is owned. These offices are located in California, Arizona and Oregon. The California offices are located in Santa Barbara, Monterey, San Benito, Orange, San Diego, San Luis Obispo and Los Angeles counties.

Premises are utilized based on needed space and the geography of the customers served. There is no necessary correlation between use of the buildings and business segments. For management reporting purposes, rather than attempt an allocation of these assets and expenses for segment reporting in Note 25, Segment Reporting of the Financial Statements, all buildings are recognized as assets of the “All Other” segment and the expenses are generally charged to the largest user within each business segment and, when practicable the properties expenses are allocated.

ITEM 3.	LEGAL PROCEEDINGS

The Company has been named in several lawsuits filed by customers and others. The significant suits are described in Note 18, “Commitments and Contingencies” in the Financial Statements. The Company does not expect that these suits will have any material impact on its financial condition or operating results.

The Company is involved in various other litigation of a routine nature that is being handled and defended in the ordinary course of the Company’s business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company’s financial condition or operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “PCBC”. The following table presents the high and low sales prices of the Company’s common stock for each quarterly period for the last two years as reported by The NASDAQ Global Select Market:

	2006 Quarters				2005 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Range of stock prices:
High	$34.64	$31.44	$35.90	$38.47	$38.23	$39.36	$37.00	$33.46
Low	$26.15	$26.50	$30.01	$33.03	$32.39	$29.86	$26.64	$27.89

The following graph shows a five year comparison of cumulative total returns for our common stock, the Standard & Poor’s 500 stock Index and the NASDAQ Bank Index, each which assumes an initial value of $100 and reinvestment of dividends.

(b)  Holders

There were approximately 10,600 shareholders as of December 31, 2006. This number includes an estimate of the number of shareholders whose shares are held in the name of brokerage firms or other financial institutions. The Company is not provided with the exact number or identities of these shareholders, but has estimated the number of such shareholders from the number of shareholder documents requested by these firms for distribution to their customers.

Based on filings with the SEC by institutional investors, approximately 48% of the Company’s shares are owned by these institutions. These institutions may be investing for their own accounts or acting as investment managers for other investors.

(c)  Dividends

The Company declares cash dividends to its shareholders each quarter. Its policy is to declare and pay dividends of between 35% and 40% of its net income to shareholders. The following table presents cash dividends declared per share for the last two years:

	2006 Quarters				2005 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Cash dividends declared	$0.22	$0.22	$0.22	$0.22	$0.20	$0.20	$0.20	$0.18

The Company funds the dividends paid to shareholders primarily from dividends received from the subsidiary bank, PCBNA.

ITEM 6.	SELECTED FINANCIAL DATA

The following table compares selected financial data for 2006 with the same data for the four prior years. The Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8 and Management’s Discussion and Analysis in Item 7 on the next page explain reasons for the year-to-year changes. The following data has been derived from the Financial Statements of the Company and should be read in conjunction with those statements and the notes thereto, which are included in this report.

(amounts in thousands except per share amounts)	2006	Change	2005	2004	2003	2002
RESULTS OF OPERATIONS:
Interest income	$564,526	$138,369	$426,157	$326,181	$272,189	$266,746
Interest expense	(190,767)	(79,262)	(111,505)	(69,211)	(53,933)	(62,799)

Net interest income	373,759	59,107	314,652	256,970	218,256	203,947
Provision for credit losses	(64,693)	(10,820)	(53,873)	(12,809)	(18,286)	(19,727)
Non-interest income	153,408	41,485	111,923	75,635	80,281	73,784
Non-interest expense	(315,064)	(100,659)	(214,405)	(179,906)	(162,238)	(143,288)

Income before income taxes	147,410	(10,887)	158,297	139,890	118,013	114,716
Provision for income taxes	(52,870)	6,142	(59,012)	(51,946)	(42,342)	(39,865)

Net Income	$94,540	$(4,745)	$99,285	$87,944	$75,671	$74,851

DILUTED PER SHARE DATA:
Average shares outstanding	47,099	741	46,358	45,911	46,083	46,653
Net Income	$2.01	$(0.13)	$2.14	$1.92	$1.64	$1.60
Cash dividends declared	$0.88	$0.10	$0.78	$0.69	$0.60	$0.53
Cash dividends paid	$0.88	$0.10	$0.78	$0.69	$0.60	$0.53
FINANCIAL CONDITION:
Total loans	$5,718,833	$821,547	$4,897,286	$4,062,294	$3,180,879	$3,019,820
Total assets	$7,494,830	$618,671	$6,876,159	$6,024,785	$4,859,630	$4,219,213
Total deposits	$5,046,401	$28,535	$5,017,866	$4,512,290	$3,854,717	$3,516,077
Long-term debt *	$1,401,172	$597,960	$803,212	$832,252	$491,100	$252,000
Total shareholders’ equity	$617,376	$72,120	$545,256	$459,682	$399,048	$371,075
OPERATING AND CAPITAL RATIOS:
Average total shareholders’ equity to average total assets	8.25%	0.17%	8.08%	7.59%	8.38%	8.40%
Return on average total assets	1.32%	-0.23%	1.55%	1.54%	1.63%	1.80%
Return on average total shareholders’ equity	15.99%	-3.19%	19.18%	20.30%	19.44%	21.46%
Tier 1 leverage ratio	7.45%	0.88%	6.57%	6.33%	7.46%	7.94%
Tier 1 risk-based capital ratio	8.77%	0.75%	8.02%	8.18%	10.06%	9.77%
Total risk-based capital ratio	11.74%	0.41%	11.33%	12.10%	13.33%	12.10%
Dividend payout ratio	43.8%	7.4%	36.4%	35.9%	36.5%	32.7%

* Includes obligations under capital lease.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pacific Capital Bancorp

and Subsidiaries

FINANCIAL OVERVIEW AND HIGHLIGHTS

Pacific Capital Bancorp is a $7.5 billion community bank holding company providing full service banking, trust and investment advisory services and all aspects of consumer and commercial lending through its branches, wealth management offices and other distribution channels to consumers, businesses and other institutions primarily throughout the central coast of California. We are also one of three financial institutions that together provide the majority of electronic tax refund services on a national basis.

2006 was a rebuilding year for the Company as we looked inward to define our strategic direction for the future. Significant initiatives in 2006 included the following:

•

Expanding our product set for wealth-management trust and investment advisory services, we purchased MCM in July 2006, a registered investment advisor with $850.0 million in assets under management at the purchase date.

•	Expanding our product offering for middle-market commercial businesses, we added loan production capabilities in adjacent markets including Beverly Hills and Encino.
•	A continuing focus on quality loan growth. Total gross loans increased by 16.8% in 2006 while the allowance for credit losses remained consistent at 1.1% of total gross loans.
•

Restructuring our balance sheet including the decision to sell $326.5 million in low-yielding mortgage-backed securities purchased in connection with our 2003 and 2004 leveraging strategies, to strengthen and improve our future earnings capability.

•

Simplifying our IT infrastructure to eliminate complexity no longer viewed as a strategic advantage and focus on providing exceptional customer service through our distribution channels. This resulted in a $9.3 million write-off of obsolete software.

•	Right-sizing our infrastructure including people, process and tools to ensure we deliver our products and services as efficiently and cost effective as possible.
•	Recruiting experienced professionals from large financial institutions to head strategic businesses and key leadership positions resulting from executive management retirements.

Focusing on 2007, the following notable strategic initiatives are expected to drive profitability and growth in earnings per share:

•

Focus on leveraging our Wealth Management footprint and the expanded product set made possible from our MCM acquisition. This will include the possible acquisition of smaller registered investment advisory firms within our markets and possible strategic alliances.

•	A renewed effort on deposit gathering through alternative channels and restructuring of compensation plans to reward deposit gathering in the same way as lending.
•	A continued reduction of non-interest expenses as the Company is committed to the delivery of products and services as efficiently as possible.
•

A focused investment in our adjacent market strategy through staffing of Commercial Banking and Wealth Management loan production offices in key regional locations outside of our retail banking footprint.

•	A commitment to invest in revenue generating strategic initiatives to be funded through operational efficiencies.
•	Strengthening of our balance sheet through specific strategies intended to drive down our cost of funding without losing sight of liquidity and capital management requirements.

FINANCIAL RESULTS

IMPACT OF JACKSON HEWITT CONTRACTS ON OUR FINANCIAL RESULTS

Throughout this document, we refer to financial results without the impact of the RAL/RT Programs and changes within our agreements with Jackson Hewitt (“JHTS contracts”). For year-over-year comparison, it is important to understand the impact of the JHTS contract change for the 2005 RAL/RT Programs season versus the JHTS contract changes for the 2006 RAL/RT Programs season.

2006 Contract Change

The significant changes in 2006 relate to a new fee structure between the Company and JHTS and the execution of a Program agreement and Technology Services agreement. In prior years, the Company and JHTS shared in the interest and fee income earned on each transaction. Under the new fee structure, the Company receives 100% of the interest and fee income earned on each transaction and agrees to pay JHTS a fixed marketing and technology fee. The result is higher net interest income and higher non-interest RT fee income offset by higher non-interest expense.

2005 Contract Change

The significant change in 2005 related to the loan loss sharing arrangement between the Company and JHTS. In prior years, JHTS assumed 100% of the risk of loss on each RAL and the interest income per RAL earned by the Company was net of a loss factor. In the restructured contract, the Company assumed 100% of the risk of loss on each RAL and the loss factor that reduced the Company’s share of interest income was eliminated. This resulted in higher net interest income and higher provision for credit losses.

The impact of the financial results for the RAL/RT business is discussed in further detail throughout the Management Discussion and Analysis and in Note 25, Segment Reporting on page 111 of our Financial Statements.

COMPARISON OF 2006 WITH 2005

Net income for the year ended 2006 was $94.5 million, or $2.01 per diluted share, compared with net income of $99.3 million, or $2.14 per diluted share for the year ended 2005 and $87.9 million, or $1.92 per diluted share for the year ended 2004.

Actions taken in the fourth quarter of 2006 are described below and discussed in more detail throughout the MD&A and our Financial Statements of this 10K:

•	$8.8 million recognized loss recorded on securities that will be sold as part of the Company’s balance sheet management strategy
•	$9.3 million asset write-down related to obsolete software
•	$1.8 million gain on sale of the Company’s San Diego branch

These items resulted in an overall reduction of net income. As such, our fourth quarter reported earnings per share were largely unreflective of our operating performance.

Net interest income on a fully taxable-equivalent (FTE) basis was $380.0 million in 2006, compared with $320.7 million in 2005. Excluding RALs, FTE net interest income was $270.2 million compared with $259.0 million in 2005. This reflects solid loan growth and the annualized impact from our San Luis Obispo acquisition in spite of increased reliance on wholesale borrowings to fund loan growth.

Net interest income from the RAL Program increased to $109.8 million from $61.7 million in 2005. In addition to higher transaction volume, this increase was due to the changes in the contract with JHTS mentioned above. The offset to this increase in revenue is the non-interest expense increase of $54.7 million for the marketing and technology fee paid to JHTS in 2006.

Net interest margin was 5.76% for 2006, compared with 5.45% in 2005. Excluding the impact of the RAL Programs, net interest margin declined to 4.19% from 4.48% in 2005 as loan growth outpaced deposit growth.

	For the year-ended December 31,
	2006	2005
Consolidated Average Earning Assets	$6,602,474	$5,886,201
RAL - Average Earning Assets	152,944	107,421
Holiday Loan - Average Loans	14,664	10,288

Adjusted Consolidated Average Earning Assets	$6,434,866	$5,768,492

Tax Equivalent Consolidated Net Interest Income	$379,994	$320,654
Interest Income Adjustment for RAL	109,796	61,640
Interest Income Adjustment for Holiday Loans	(4,728)	(2,427)

Adjusted Tax Equivalent Consolidated Net Interest Income	$265,470	$256,587

Excluding RAL	4.19%	4.48%
Adjusted NIM for Holiday Loans and RAL	4.13%	4.45%

Credit quality remained strong in 2006. The largest driver of the increase in the provision for credit losses was the growth in the loan portfolio. During 2006, net charge-offs were $55.6 million or 1.05% of average total loans compared to $53.9 million or 1.22% of average total loans in 2005. Excluding the impact of the RAL Program, net charge-offs were $19.0 million or 0.37% of average total loans compared to $15.7 million in 2005 or 0.36% of average total loans. The provision for credit losses was $64.7 million in 2006, a 20.1% increase over $53.9 million recorded in 2005. Excluding the impact of the RAL Program, the provision for credit losses was $28.0 million in 2006, an increase of $12.4 million compared to 2005. As detailed in the Credit Losses section of the MD&A, a breakdown between credit losses of the Company, the RAL Program and the Company’s activity excluding the RAL Program is shown on page 44.

Non-interest income increased 37% to $153.4 million in 2006 from $111.9 million in 2005. Excluding the impact of the RAL/RT Programs, non-interest income was largely flat at $55.4 million in 2006 compared to $54.8 million in 2005. Normalized for the $8.8 million of losses recognized in the securities portfolio and the gain on sale of the San Diego branch of $2.0 million (excluding the write-down of the core deposit intangible of $181,000 which is in non-interest expense), non-interest income increased by $7.4 million compared to 2005. The increase excluding the RAL/RT Programs was driven by increased trust and investment advisory fees as the acquisition of MCM enabled the Company to increase its product offering to high net-worth customers.

	For the Year-ended,
	December 31, 2006			December 31, 2005
	Consolidated	Excluding RAL/RT	RAL/RT	Consolidated	Excluding RAL/RT	RAL/RT
Non-interest income:
Service charges on deposits	$16,497	$16,497	$—	$17,073	$17,073	$—
Trust and investment advisory fees	20,284	20,284	—	16,800	16,800	—
Refund transfer fees	44,939	—	44,939	24,982	—	24,982
Other service charges, commissions and fees, net	26,157	16,204	9,953	20,991	14,842	6,149
Gain on sale of tax refund loans, net	43,163	—	43,163	26,023	—	26,023
Gain (loss) on securities, net	(8,610)	(8,610)	—	(730)	(730)	—
Other income	10,978	10,977	1	6,784	6,782	2

Total non-interest income	$153,408	$55,352	$98,056	$111,923	$54,767	$57,156

Non-interest expense was $315.1 million in 2006, an increase of 47.0% from $214.4 million in 2005. Excluding the impact of the RAL/RT Programs, non-interest expense was $235.2 million in 2006, a $39.1 million or 19.9% increase over 2005 of $196.1 million. The primary drivers include increases in personnel expense of $16.3 million, the impact from the write-down of obsolete software of $9.3 million, increased software amortization from the implementation of the new core accounting systems of $7.6 million and increases in consulting expense of $4.2 million.

	For the Year-ended,
	December 31, 2006			December 31, 2005
	Consolidated	Excluding RAL/RT	RAL/RT	Consolidated	Excluding RAL/RT	RAL/RT
Non-interest expense:
Personnel	$124,269	$115,142	$9,127	$108,023	$101,396	$6,627
Occupancy expense	19,631	18,733	898	17,150	16,377	773
Equipment expense	10,492	9,667	825	11,703	10,818	885
Refund program marketing and technology fees	54,706	—	54,706	—	—	—
Other expenses	105,966	91,639	14,327	77,529	67,467	10,062

Total non-interest expense	$315,064	$235,181	$79,883	$214,405	$196,058	$18,347

We operate under five lines of business for management reporting including Community Banking, Commercial Banking, RAL/RT Programs, Wealth Management and All Other. A description of the segments, financial results and allocation methodology is discussed in Note 25, Segment Reporting to our Financial Statements.

COMPARISON OF 2005 WITH 2004

Net income in 2005 increased 12.9% to $99.3 million from $87.9 million in 2004. Diluted earnings per common share increased 11.5% to $2.14 in 2005 from $1.92 in 2004. Return on average assets was 1.55% and return on average common equity was 19.18% in 2005 compared to 1.54% and 20.30%, respectively for 2004.

Net interest income on a taxable-equivalent basis was $320.7 million in 2005, compared with $263.3 million in 2004, an increase of 21.8%. The net interest margin for 2005 increased to 5.45% from 4.97% in 2004. The increase was primarily due to higher yields on earning assets, partially offset by higher funding costs and changes in the 2005 JHTS contract as discussed on page 23 within the MD&A of this 10-K.

During 2005, net charge-offs were $53.9 million or 1.22% of average total loans compared with $13.5 million, or 0.36% during 2004. The provision for credit losses was $53.9 million in 2005 compared to $12.8 million in 2004. The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, was $55.6 million, or 1.11% of total gross loans at December 31, 2005, and $54.0 million, or 1.33% at December 31, 2004. The large increase in the provision for credit losses in 2005 is due to a change in the contract terms with JHTS on RAL loans. In 2005 the Company absorbed 100% of the risk of loss as compared to 2004 when JHTS bore 100% of the risk of loss from RAL loans. Interest income earned on RAL loans and the gain on securitization of RAL loans were higher and the provision for credit losses also higher.

Non-interest income was $111.9 million in 2005, compared with $75.6 million in 2004. This increase is largely due to the $23.1 increase from the gain on sale of securitization of RAL loans. Service charges on deposits, and other service charges, fees and commissions such as debit card fees were the other material drivers of the increase in 2005.

Non-interest expense was $214.4 million 2005, compared with $180.0 million in 2004. The increase in 2005 was due to a full year of expenses associated with the PCCI acquisition in August of 2004 and the cost of two denovo branches that opened in 2005 versus one that opened in 2004.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies for significant balance sheet and income statement accounts are disclosed in Note 1, Summary of Significant Accounting Policies to the Financial Statements beginning on page 67. Management believes that a number of these are critical to the understanding of the Company’s financial condition and results of operation because they involve estimates, judgment, or are otherwise less subject to precise measurement and because the quality of the estimates materially impact those results. This section is intended (1) to identify those critical accounting policies used in the preparation of the Consolidated Financial Statements; (2) to help the reader understand the methodology used in determining these estimates; (3) to identify assumptions used in determining these estimates; and (4) to give readers an understanding of the impact those estimates have on the presentation of a company's financial condition, changes in financial condition or results of operations.

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

The principal areas in which significant estimates and management judgment are used are as follows:

•	Allowance for credit losses
•	Accounting for income taxes
•	Accounting for securities
•	Goodwill and other intangible assets
•	Revenue recognition on loans

Allowance for Credit Losses

The allowance for credit losses is management’s estimate of credit losses inherent in the loan portfolio at each balance sheet date. We have an established process that utilizes metrics and analytical tools to calculate the adequacy of the allowance. Loan recoveries and the provision for credit losses increase the allowance, while loan charge-offs decrease the allowance. The allowance for credit losses and resulting provision is based on judgments and assumptions including the following factors:

•	loan balances
•	risk rating of the loans
•	loan pool segmentation
•	historical loss analysis
•	identification, review, and valuation of impaired loans
•	the economy
•	concentration of lending activities
•	growth in the loan portfolio
•	change in delinquencies
•	control environment of each lending unit
•	management and staffing turnover
•	whether the loan is considered structured financing

The allowance for credit losses is based on a pooled methodology for all loan portfolios. Specifically, we segregate our loan portfolios into 20 unique pools for analysis and risk assessment based on the factors outlined above. The methodology is reviewed and updated on a periodic basis to capture changes in the underlying behaviors within the portfolios. The calculations are reviewed by the Credit Administration Department (“CAD”) and the Allowance for Loan and Lease Loss Committee. The final review is performed by the Board of Directors.

Once the calculation of the allowance for credit losses is approved, the balance of the allowance for credit losses is adjusted to ensure the carrying balance on the balance sheet reflects the calculated estimated amount of allowance required by CAD. A corresponding adjustment is reflected in the income statement in the provision for credit losses.

A more detailed description of the allowance for credit losses is described in the MD&A, in the “Allowance for Credit Losses” section on page 41 and in Note 1, Summary of Significant Accounting Policies on page 66.

Accounting for Income Taxes

Accounting for income taxes involves many estimates from all aspects of our business lines that can change due to changes in tax rates, resolution with tax authorities for previous year’s tax calculations, changes in interpretation of tax guidance, newly enacted statutes, judicial rulings, new regulatory guidance, changes in business strategies and corporate tax planning. Current tax expense is the amount that is estimated to be due to the tax authorities for the current year’s income. Deferred tax expense or benefit represents the temporary differences between the expense or income being recognized for financial statement purposes versus the same expense or income that is recognized in the preparation of the Company’s tax return.

The calculation of our current tax expense considers changes in current and deferred tax assets at the corporate tax rate and income earned during each period. Any errors made in estimating our current tax liability could result in additional taxes and penalties and could have a material impact on our operating results. Accounting for income taxes is further explained in the MD&A section, “Provision for Income Taxes” on page 37 and within the Financial Statements in Note 16, Income Taxes on page 94.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. The adoption of FIN 48 will be effective for fiscal periods beginning after December 15, 2006. Management is assessing the impact of adopting FIN 48 and, we do not believe that the implementation will have a material effect on the Company’s financial position, results of operations or cash flows.

Accounting for Securities

When accounting for securities there are many facets that require management to make judgments. Beginning at the date of purchase of a security, we need to identify what portfolio the security will be held (trading, available for sale or held to maturity), calculate the amortization of the premium or accretion of the discount paid on the security, determine the fair value of each security and, if the security is held in the available for sale portfolio, determine if a security is temporarily or permanently impaired for each date our financial statements are prepared. If management determines that a security is permanently impaired, the unrealized loss is accounted for in the income statement as a reduction to net income.

The determination of which portfolio a security is held determines how the fair value or unrealized gain or loss of the security will be accounted for. We account for all of our securities as available for sale. Any unrealized gains or losses adjust the carrying value of the securities portfolio with a corresponding entry recorded in other comprehensive income (“OCI”), which is then reduced by a deferred tax asset at our statutory tax rate of 42.05%. The fair value is based on obtaining current market prices from independent sources for each security held. If a security is in an unrealized loss position for more than twelve months, management is required to state whether or not each security is temporarily or permanently impaired. As of December 31, 2006, the Company determined for the first time that $326.5 million of our security portfolio associated with the 2003 and 2004 leveraging strategy was impaired and determined that we will not hold the securities until their recovery or maturity. Due to the change in our intent, we recognized an unrealized loss on the identified impaired securities of $8.8 million, which is included in our income statement in the net (loss) on securities.

Our mortgage-backed securities and commercial mortgage-backed obligation securities are subject to the prepayment of principal of the underlying loans and this affects the amount of premium or discount to be amortized or accreted in the current period. This is because holders of securities are required to recognize an amortization amount each period that would result in the same effective interest rate for the security if prepayments in fact occur as estimated. If prepayments in a future period are higher than estimated, then the Company must amortize a larger amount of premium in that future period. With the declining balance in securities, the Company expects that the result of using an overestimate or underestimate would not be material to any quarter’s results. For more information on our securities portfolio refer to page 37 in the MD&A and in Note 5, Securities in our Financial Statements on page 78.

Goodwill and Other Intangible Assets

When a Company acquires a business the purchased assets and liabilities are recorded at fair value. The fair value of most financial assets and liabilities are determined by estimating the discounted anticipated cash flows from or for the instrument using current market rates applicable to each category of instrument. Excess of consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. Errors in the estimation process of the fair value of acquired assets and liabilities will result in an overstatement or understatement of goodwill. This in turn will result in overstatement or understatement of income and expenses and, in the case of an overstatement of goodwill, could make the Company more subject to an impairment charge when the overstatement is discovered in its annual assessment for impairment.

At a minimum, management is required to assess goodwill and other intangible assets annually for impairment. This assessment involves estimating cash flows for future periods, preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the future cash flows were materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value. A discussion of the Company’s goodwill and other intangible assets is on page 86 of Note 9, Goodwill and Other Intangible Assets of the Financial Statements.

Revenue recognition on loans

Loans are carried at their outstanding balances net of any unearned fees, unamortized deferred fees and costs on the originated loan and premiums or discounts on purchased loans which are recorded at fair value on the date of purchase. Unearned fees, deferred fees and costs and premiums and discounts paid on purchased loans are amortized into interest income over the contractual life of the loan using the interest method. Interest on loans is calculated on a simple interest basis, based on the contractual interest rate agreed upon between the borrower and the Bank at the time the loan was originated. Loan commitment fees are generally deferred and amortized into non-interest income on a straight-line basis over the commitment period.

Nonaccrual Loans

When a borrower is not making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. Generally, the Company places loans in a nonaccrual status and ceases recognizing interest income when the loan has become delinquent by more than 90 days and/or when management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well secured by collateral and collection efforts are being actively pursued.

RAL/RT Programs

RAL interest income varies based on the amount of the loan and not the time the loan is outstanding. The larger the loan, the larger the amount at risk from nonpayment and therefore the fee varies by the amount of funds advanced due to the increased credit risk rather than the length of time that the loan is outstanding. Nonetheless, because the customer signs a loan application and note, the Company reports the fees as interest income.

RT Fees

When customers do not choose or do not qualify for a RAL, they may still benefit from an expedited payment of their income tax refund. An RT is an electronic transfer of an income tax refund directly to the taxpayer. The Company acts as a conduit from the IRS to the taxpayer enabling a quick and safe delivery of the taxpayer’s income tax refund. There is no credit risk or borrowing cost for the Company because RT’s are only delivered to the taxpayer upon receipt of the refund directly from the IRS. Payment of an RT is made in one of two ways. The Company either authorizes the tax preparer to provide a check directly to the taxpayer or the Company deposits the refund into a taxpayer’s account. Fees earned on RTs are recognized as fee income within non-interest income.

Refund Anticipation Loan Securitization

The Company established a special purpose, wholly owned subsidiary named SBB&T RAL Funding Corporation to securitize RALs into multi-seller conduits, backed by commercial paper. PCBNA acts as the servicer for all such RALs during the securitization period. These occur during the first quarter of each year. Generally, the securitization holds loans for only three or four weeks during January and February of each year. All loans sold into the securitization are either fully repaid or charged-off by March 31st of each calendar year and no securitization balances are outstanding at December 31st of each calendar year. The potential does exist for subsequent recoveries throughout the remainder of the calendar year, however, the Company believes the impact of these recoveries are immaterial to the financial statements and has recognized such recoveries in subsequent quarters.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

The Company’s primary source of revenue is net interest income. Net interest income is the difference between the interest earned on the loans and securities portfolios and the interest paid on deposits and wholesale borrowings. The net interest income and the net interest margin are reported on a FTE basis. A tax equivalent adjustment is added to reflect that interest earned on certain municipal securities and loans is exempt from Federal income tax. The FTE net interest income increased to $380.0 million in 2006 from $320.7 million in 2005 or 18.5% and increased in 2005 by $57.3 million over 2004.

FTE interest income in 2006 was $570.8 million, an increase of $138.6 million or 32.1% over 2005 of $432.2 million. FTE interest income in 2005 increased by $99.6 million over 2004 of $332.5 million. The primary driver of the increases in both years was the growth in the loan portfolio. The restructuring of the JHTS contract also contributed to the increase in 2006. Total average loans increased to $5.3 billion in 2006 from $4.4 billion in 2005 or 19.8% and increased to $4.4 billion in 2005 from $3.8 billion in 2004. FTE interest income excluding RAL was $452.0 million in comparison to $361.4 million in 2005 and was $289.5 million in 2004. The average real estate secured loan portfolios increased 27.6% in 2006 and 7.1% in 2005. In addition to the growth in the loan portfolios, the rates earned on loans also increased. The weighted average rate on loans increased to 9.57% in 2006 from 8.26% in 2005. The weighted average rate on loans excluding RAL increased to 7.54% in 2006 from 6.91% in 2005.

	For the Year-ended December 31, 2006
	Consolidated	Excluding RAL/RT	RAL/RT
Net interest margin (tax equivalent)	5.76%	4.19%	NA
Net interest income (tax equivalent)	$379,994	$270,198	$109,796
Interest income	$564,526	$445,813	$118,713
Interest expense	(190,767)	(181,850)	(8,917)

Net interest income	$373,759	$263,963	$109,796

Tax equivalent adjustment	$6,235	$6,235	$—
Average earning assets	$6,602,474	$6,449,530	$152,944
Average total assets	$7,167,061	$6,790,013	$377,048
Average equity	$591,421	$472,613	$118,808

	For the Year-ended December 31, 2005
	Consolidated	Excluding RAL/RT	RAL/RT
Net interest margin (tax equivalent)	5.45%	4.48%	NA
Net interest income (tax equivalent)	$320,654	$259,014	$61,640
Interest income	$426,157	$361,410	$64,747
Interest expense	(111,505)	(108,398)	(3,107)

Net interest income	$314,652	$253,012	$61,640

Tax equivalent adjustment	$6,002	$6,002	$—
Average earning assets	$5,886,201	$5,778,780	$107,421
Average total assets	$6,405,547	$6,318,569	$86,978
Average equity	$517,583	$430,307	$87,276

	For the Year-ended December 31, 2004
	Consolidated	Excluding RAL/RT	RAL/RT
Net interest margin (tax equivalent)	4.97%	4.45%	NA
Net interest income (tax equivalent)	$263,317	$227,762	$35,555
Interest income	$326,181	$289,508	$36,673
Interest expense	(69,211)	(68,093)	(1,118)

Net interest income	$256,970	$221,415	$35,555

Tax equivalent adjustment	$6,347	$6,347	$—
Average earning assets	$5,299,914	$5,114,256	$185,658
Average total assets	$5,707,971	$5,315,424	$392,547
Average equity	$433,268	$368,219	$65,049

Interest expense in 2006 was $190.8 million, an increase of $79.3 million or 71.1% over 2005 of $111.5 million. Interest expense in 2005 increased $42.3 million over 2004 of $69.2 million. The increase in both years is due to higher interest rates being paid on deposits and a reliance on more expensive wholesale borrowings such as FHLB advances and overnight Federal funds purchased to fund loan growth. The optimal funding source is non-interest bearing deposits and lower priced interest bearing deposits. The weighted average rate on deposits increased over 100 basis points (bps) in 2006 to 2.99% and increased 70 bps in 2005 to 1.96%. The weighted average rate on wholesale borrowings also increased over 100 bps to 4.90% in 2006 and 56 bps to 3.78% in 2005.

The FTE net interest margin increased to 5.76% compared to 5.45% in 2005. This increase is attributable to the RALs. Specifically, the RAL loans are of a short-term nature normally paying off within two weeks from inception and rates earned slightly increased in both years. The short-term nature results in a higher yield than a traditional loan. The net interest margin excluding the RAL Program decreased to 4.19% in 2006 from 4.48% in 2005. The weighted average rate on earning assets increased 65 bps to 7.01% in 2006 and increased 52 bps to 6.36% in 2005, while the weighted average rate paid on interest bearing liabilities increased 101 bps to 2.97% in 2006 and increased 70 bps to 1.96% in 2005. The weighted average rate paid on wholesale borrowings increased by 90 bps in 2006 to 4.89% and increased by 18 bps to 3.99% in 2005. The cost of deposits and wholesale funding sources increased at a higher rate than the average yield earned on loans. This resulted in the decreased net interest margin. The company is looking to a number of balance sheet management strategies to positively affect the net interest margin including the redeployment of funds to be recognized from the sale of low yielding securities purchased in connection with the 2003 and 2004 leveraging strategy to occur in the first quarter of 2007.

The tables immediately following this discussion are useful in understanding the changes in balances and yields of earning assets and interest bearing liabilities. A short description of the tables is as follows:

“Distribution of Average Assets, Liabilities, and Shareholders’ Equity and Related Interest Income, Expense and Rates,” sets forth the average daily balances for the major asset and liability categories, the related income or expense where applicable, and the resultant yield or cost attributable to the average earning assets and interest-bearing liabilities. Changes in the average balances and the rates received or paid depend on market opportunities, how well the Company has managed interest rate risks, product pricing policy, product mix, and external trends and developments.

“Volume and Rate Variance Analysis of Net Interest Income,” analyzes the changes in net interest income from 2005 to 2006 and from 2004 to 2005. The analysis shows the impact of volume and rate changes on the major categories of assets and liabilities from one year to the next. The table explains what portion of the difference or variance in interest income or expense from one year to the next for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates.

Distribution of Average Assets, Liabilities, and Shareholders’ Equity and Related Interest Income, Expense, and Rates – Tax Equivalent Basis

	Twelve-months Ended December 31, 2006
(dollars in thousands)	Balance	Income	Rate
Assets:
Federal funds sold	$8,283	$383	4.62%
Securities:
Taxable	1,068,100	44,532	4.17%
Non-taxable	209,558	17,116	8.17%

Total securities	1,277,658	61,648	4.83%

Loans:
Commercial (including leasing)	1,257,957	110,435	8.78%
Real estate-multi family & nonresidential	1,905,289	142,787	7.49%
Real estate-residential 1-4 family	1,241,863	71,200	5.73%
Consumer (1)	908,475	184,119	20.27%
Other	2,949	189	6.41%

Total loans (2)	5,316,533	508,730	9.57%

Total earning assets	6,602,474	570,761	8.64%

SFAS 115 Market Value Adjustment	(2,953)
Non-earning assets	567,540

Total assets	$7,167,061

Liabilities and shareholders' equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,178,034	$46,880	2.15%
Time certificates of deposit	1,733,608	69,956	4.04%

Total interest-bearing deposits	3,911,642	116,836	2.99%

Borrowed funds:
Repos and Federal funds purchased	391,123	18,054	4.62%
Other borrowings	1,118,528	55,877	5.00%

Total borrowed funds	1,509,651	73,931	4.90%

Total interest-bearing liabilities	5,421,293	190,767	3.52%

Noninterest-bearing demand deposits	1,164,716
Other liabilities	(10,369)
Shareholders' equity	591,421

Total liabilities and shareholders' equity	$7,167,061

Interest income/earning assets			8.64%
Interest expense/earning assets			2.88%

Tax equivalent net interest income/margin		379,994	5.76%
Provision for credit losses charged to operations/earning assets		64,693	0.98%

Net interest margin after provision for credit losses on tax equivalent basis		315,301	4.78%
Less: tax equivalent income included in interest income from non-taxable securities and loans		6,235	0.10%

Net interest income after provision for credit loss		$309,066	4.68%

Loan information excluding RALs:
(1) Consumer loans other than RALs	$768,521	$65,996	8.59%
(2) Loans other than RALs	$5,176,579	$390,607	7.55%

Twelve-months Ended December 31, 2005			Twelve months ended December 31, 2004
Balance	Income	Rate	Balance	Income	Rate

$25,765	$792	3.07%	63,802	748	1.17%

1,224,425	48,565	3.97%	1,247,026	50,191	4.02%
198,166	16,402	8.28%	184,217	16,214	8.80%

1,422,591	64,967	4.57%	1,431,243	66,405	4.64%

1,271,327	100,059	7.87%	930,554	59,950	6.44%
1,461,259	101,352	6.94%	1,454,539	90,170	6.20%
1,004,738	56,754	5.65%	847,954	47,009	5.54%
697,673	108,167	15.50%	565,142	68,165	12.06%
2,848	68	2.39%	6,680	81	1.21%

4,437,845	366,400	8.26%	3,804,869	265,375	6.97%

5,886,201	432,159	7.34%	5,299,914	332,528	6.27%

10,138			18,049
509,208			390,008

$6,405,547			$5,707,971

$2,107,079	$25,206	1.20%	$1,900,627	$12,429	0.65%
1,615,945	47,749	2.95%	1,447,208	29,713	2.05%

3,723,024	72,955	1.96%	3,347,835	42,142	1.26%

186,707	5,781	3.10%	120,417	1,589	1.32%
834,399	32,769	3.93%	720,516	25,480	3.54%

1,021,106	38,550	3.78%	840,933	27,069	3.22%

4,744,130	111,505	2.35%	4,188,768	69,211	1.65%

1,134,952			1,046,870
8,882			39,065
517,583			433,268

$6,405,547			$5,707,971

		7.34%			6.27%
		1.89%			1.30%

	320,654	5.45%		263,317	4.97%
	53,873	0.92%		12,809	0.24%

	266,781	4.53%		250,508	4.73%
	6,002	0.10%		6,347	0.12%

	$260,779	4.43%		$244,161	4.61%

$623,733	$43,395	6.96%	$462,373	$31,492	6.81%
$4,363,905	$301,628	6.91%	$3,702,100	$228,702	6.18%

Volume and Rate Variance Analysis of Net Interest Income—Taxable equivalent basis

(in thousands)	2006 over 2005			2005 over 2004
	Rate	Volume	Total	Rate	Volume	Total
Increase (decrease) in:
Assets:
Federal funds sold	$283	$(692)	$(409)	$683	$(639)	$44
Securities:
Taxable	2,371	(6,404)	(4,033)	(662)	(964)	(1,626)
Non-taxable	(220)	934	714	(994)	1,182	188

Total securities	2,151	(5,470)	(3,319)	(1,656)	218	(1,438)

Loans:
Commercial (including leasing)	11,440	(1,064)	10,376	15,140	24,969	40,109
Real estate-multi family & nonresidential	8,571	32,864	41,435	10,765	417	11,182
Real estate-residential 1-4 family	818	13,628	14,446	945	8,800	9,745
Consumer loans	38,324	37,628	75,952	21,953	18,049	40,002
Other loans	119	2	121	50	(63)	(13)

Total loans	59,272	83,058	142,330	48,853	52,172	101,025

Total earning assets	61,706	76,896	138,602	47,880	51,751	99,631

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	20,790	884	21,674	11,323	1,454	12,777
Time certificates of deposit	18,551	3,656	22,207	14,251	3,785	18,036

Total interest-bearing deposits	39,341	4,540	43,881	25,574	5,239	30,813

Borrowed funds:
Repos and Federal funds purchased	3,796	8,477	12,273	2,977	1,215	4,192
Other borrowings	10,267	12,841	23,108	2,994	4,295	7,289

Total borrowed funds	14,063	21,318	35,381	5,971	5,510	11,481

Total interest-bearing liabilities	53,404	25,858	79,262	31,545	10,749	42,294

Tax equivalent net interest income	$8,302	$51,038	$59,340	$16,335	$41,002	$57,337

PROVISION FOR CREDIT LOSSES

Quarterly, the Company estimates the allowance for credit losses and the change in the allowance for credit losses from quarter to quarter. The difference is accounted for as a provision for credit losses. For additional information regarding the calculation for allowance for credit losses refer to the allowance for credit losses discussion within the MD&A on page 41. Provision for credit losses have substantially increased in 2005 and 2006 when comparing the amounts in 2004.

The provision for credit losses totaled $64.7 million in 2006, an increase of $10.8 million compared with 2005. The provision for credit losses totaled $53.9 million in 2005, an increase of $41.1 million compared with 2004. Excluding RAL, the provision for credit losses totaled $28.0 million in 2006, $15.7 million in 2005 and $4.3 million in 2004. The increase in 2006 is driven by loan growth, as credit quality remained stable. The increase in 2005 is largely driven by changes in the JHTS contract related to loan loss sharing. Specifically, in years prior to 2005, JHTS was responsible for the first two and a half percent of total credit losses on the RALs originated through JHTS. If losses in excess of that amount occurred, the Company and JHTS would share them. Since JHTS assumed the credit risk, they received the majority of fees collected. Under the new contract, the Company assumed 100% of the credit risk, therefore a higher provision for credit losses. This higher expense was offset by higher RAL income.

NON-INTEREST INCOME

Non-interest income includes fee income received from servicing deposit relationships, trust and investment advisory fees, RT fees earned from processing tax refunds, fees and commissions earned on certain transactions and gains or losses on the sale of securities and assets. Non-interest income totaled $153.4 million in 2006 an increase of $41.5 million over 2005 and totaled $111.9 million in 2005, an increase of $36.3 million over 2004. The following is a brief discussion of material components of non-interest income.

Trust and Investment Advisory Fees

Trust and investment advisory fees earned by the Wealth Management segment represents a significant component of non-interest income. Fees earned in 2006 totaled $20.3 million, an increase of $3.5 million or 20.7% over 2005. Total fees earned in 2005 were $16.8 million, an increase of $1.4 million or 8.9% over 2004. The key driver of the increase in 2006 was investment advisory fees earned from MCM. In July 2006, the Bank purchased MCM, a registered investment advisory with $850 million of assets under management. This acquisition enabled the Company to expand its product offering to existing customers and the ability to service new customers. The Wealth Management segment offers a variety of services including, individual, fiduciary and foundation asset management, a complete trust service offering and private banking personal and cash management deposit services. Including MCM and retail investments, the market value of assets under administration on which the majority of fees are based increased to $3.8 billion at the end of 2006.

Refund Transfer Fees

RT fees totaled $44.9 million in 2006, an increase of $19.9 million over 2005 and totaled $25.0 million in 2005, an increase of $3.9 million over 2004. As previously discussed, the contract restructurings between the Company and JHTS impacted the fee structure whereas fee income per transaction increased offset by a technology and marketing fee paid to JHTS. Total RT transactions also increased by approximately 19% in 2006, however, the material increase related to the contract restructuring. The increase in 2005 compared with 2004 is due to increased RT transactions.

Gain on Sale of Tax Refund Loans

The gain on the sale of Tax Refund loans in 2006 totaled $43.1 million, an increase of $17.1 million over 2005 and totaled $26.0 million in 2005, an increase of $23.1 million over 2004.

The gain on the securitization was much larger in 2006 than in 2005 due to the 2006 contract change with JHTS. The gain is calculated in part by the total fees earned by the company on the loans sold into the securitization. In 2006, the company received 100% of the fees on RALs, while in prior years there was a fee splitting agreement between the company and JHTS.

The increase in gain in 2006 was offset by higher non-interest expense. The increase in the gain on securitization for 2005 over 2004 was a result of the following factors: First, the securitization capacity was $1.0 billion in 2005 in comparison to $500 million in 2004. Second, the company received higher fees on the RALs due to the 2005 contract change where the company received a higher portion of the fees in exchange for assuming 100% of the risk of loss.

The securitization of RAL loans also changes how some of the income and expenses with the program are accounted for. All of the cash flows associated with the RALs sold to the Company’s securitization partners are reported net as a gain on sale of loans. This gain is reported in a separate non-interest income line on the Consolidated Statements of Income and, is further explained in Note 11, Securitizations and Servicing of Financial Assets within our Financial Statements on page 87.

	Twelve Months Ended December 31,
(dollars in thousands)	2006	2005	2004
RAL fees	$60,867	$39,310	$5,920
Fees paid to investor	(1,796)	(1,082)	(162)
Commitment fees paid	(1,155)	(1,250)	(678)
Credit losses	(14,753)	(10,955)	(2,135)

Net gain on sale of RAL loans	$43,163	$26,023	$2,945

Net Gain (Loss) on Sales and Calls of Securities

Gains and losses from sales and calls of securities are explained in the securities section on page 37.

Other income

Other income increased by $4.2 million in 2006 versus 2005 and $2.8 million in 2005 versus 2004.

The main reasons for the increase in 2006 were:

•	Gain on Sale of San Diego Deposits of $1.9 million
•	Increased earnings on the higher balance of Bank Owned Life Insurance (“BOLI”)
•	Interest and dividends from FHLB and FRB stock of $1.6 million

The main reasons for the increase in 2005 were:

•	A reduced loss on low income tax credit partnerships of $1.8 million
•	An increase in cash surrender value earnings on BOLI of $1.2 million

Additional details regarding these increases are described in Note 21, Non-interest Income of our Financial Statements on page 103.

NON-INTEREST EXPENSES

The Company’s non-interest expenses increased $100.7 million to $315.1 million in 2006 in comparison to $214.4 million in 2005. The following paragraphs discuss the material drivers of the expense increases in all years presented. A large portion of this increase came from a change to the contract with JHTS in 2006. The Company received 100% of the interest and fee income earned on each transaction but in exchange agreed to pay a fixed marketing and technology fee to JHTS. The refund program marketing and technology fee paid to JHTS was $54.7 million. The result of the change in the contract is higher net interest and fee income and provision for credit losses and higher non-interest expense.

Non-interest expense and Efficiency Ratios

	Years Ended December 31,
	2006	2005	2004
Non-interest expense as a percentage of average assets	4.40%	3.35%	3.15%
Operating efficiency ratio	58.13%	49.48%	52.76%

Salaries and Benefits

The increase in salary expense for 2006 can be attributed to $1.7 million of expense recognized in relation to the adoption of SFAS123-R for non-qualified stock options and $3.7 million for the expensing of Restricted Stock grants as disclosed in Note 19, Shareholders’ Equity of our Financial Statements, annual merit salary increases of approximately $3.0 million, increased benefit costs, increases in resources supporting risk management and SOX 404 compliance of approximately $2.5 million and the full-year impact of salaries from the FBSLO acquisition and the partial year impact from the MCM acquisition. The increase in 2005 is due to annual merit salary increases of $2.5 million, increased benefits and the full year impact from the PCCI acquisition.

Salaries and Benefits Detail

(in thousands)	Years ended December 31,
	2006	2005	2004
Salaries	$88,795	$75,708	$64,072
Bonuses	12,130	12,423	12,372
Benefits	14,174	11,974	10,904
Payroll taxes	7,360	6,855	5,682
Workers compensation	1,810	1,063	1,667

Total	$124,269	$108,023	$94,697

Net Occupancy Expense

Net occupancy expense increased $2.5 million in 2006. This increase relates to the full year impact of FBSLO, new wealth management offices, the new Paso Robles branch location, and increased rents and improvements in our other locations.

Equipment Rental, Depreciation, and Maintenance

This expense decreased by $1.2 million in 2006 in comparison to 2005. Variations are due to the continuing need to upgrade computers and processing equipment, offset by lower maintenance cost on the newer equipment.

Refund Program Marketing and Technology Fees

The increase in 2006 is directly related to the contract restructuring with JHI and JHTS that was executed in February of 2006 as described on page 23 of the MD&A of this 10-K. Per the restructured terms, the Company received 100% of the interest and fee income earned on each transaction but in exchange agreed to pay a fixed marketing and technology fee to JHTS.

Other Expense

Other expense increased by $28.4 million in 2006. This number was impacted by the write-down of the IT system obsolete software for $9.3 million, and the full year impact of depreciation for the new IT system put into production in late 2005. This increased software expense by $7.6 million. The major components of other expense are shown in Note 22, Non-interest Expense of the Financial Statements on page 105.

PROVISION FOR INCOME TAXES

The company’s effective income tax rate for 2006 was 35.9%, compared to 37.3% in 2005, and 37.1% in 2004. The company applies the federal and state statutory rates of 35% and 10.84% respectively to net income after tax deferred benefits. Please refer to Note 16, Income Taxes of the Financial Statements for a reconciliation of the company’s deferred tax benefit.

BALANCE SHEET ANALYSIS

SECURITIES

As explained in Note 1, Significant Accounting Policies of our Financial Statements, our securities are classified as available-for-sale and they are carried at their fair value. In December 2006, the Company made the decision to sell the 2003 and 2004 leveraging strategy portfolio of $326.5 million. This decision required that we account for the unrealized loss of $8.8 million in net loss on securities. We plan on selling these securities during the first quarter of 2007 and with the cash received from the sale we will pay down high interest borrowings and reinvest in higher yielding securities, which will benefit our net interest margin in 2007.

The securities portfolio of the Company serves the following purposes: (1) to act as collateral for the deposits of public agencies and trust customers that must be secured by certain securities owned by the Company; (2) to be used as collateral for borrowings that the Company occasionally utilizes for liquidity purposes; (3) to support the development needs of the communities within its marketplace; and (4) to assist in managing interest rate risk.

The securities fair value declined by $202.4 million during 2006 largely driven by proceeds from calls, maturities and partial pay downs of $271.5 million offset by net purchases of securities of $52.4 million and an increase of $11.6 million in fair market value.

The table below sets forth the amounts and maturity ranges of the securities at December 31, 2006. Some of the securities held are state or municipal bonds and they are tax-exempt. Therefore we have provided the tax equivalent weighted average yields of the securities shown in the table below.

Maturity Distribution and Yield Analysis of the Securities Portfolios

As of December 31, 2006 (dollars in thousands)	One year or less	After one year to five years	After five years to ten years	Over ten years	Total
Maturity distribution:
Available-for-sale:
U.S. Treasury obligations	$34,860	$29,289	$—	$—	$64,149
U.S. agency obligations	84,270	121,962	—	—	206,232
Mortgage-backed securities and
Collateralized mortgage obligations	5,104	352,094	241,958	51,123	650,279
Asset-backed securities	—	3,030	—	—	3,030
State and municipal securities	1,208	18,289	47,178	176,777	243,452

Total	$125,442	$524,664	$289,136	$227,900	$1,167,142

Weighted average yield (Tax equivalent)
Available-for-sale:
U.S. Treasury obligations	2.90%	4.18%	—	—	3.48%
U.S. agency obligations	3.33%	4.40%	—	—	3.96%
Mortgage-backed securities and
Collateralized mortgage obligations	4.46%	4.40%	4.60%	4.47%	4.48%
Asset-backed securities	—	6.46%	—	—	6.46%
State and municipal securities	11.12%	10.21%	8.19%	9.69%	9.43%
Overall weighted average	3.33%	4.59%	5.15%	8.35%	5.25%

Sales of Securities:  As per the Consolidated Statement of Cash Flows there were no sales of securities for 2006. For 2005 and 2004 there were $47.4 million and $86.7 million in proceeds, respectively on the sale of securities.

In 2006, the net loss on securities of $8.6 million for the year to date period for 2006 is mostly attributable to the unrealized loss of $8.8 million due to management’s decision to sell the securities purchased as part of the 2003 and 2004 leveraging strategy and, from the call of securities during the year. In 2005 and 2004, management decided to sell securities due to rising interest rates with consideration of taking the losses and at the same time receiving a tax deduction and then reinvesting in higher yielding securities or loans to improve interest income.

Proceeds from called securities in 2006 were $9.7 million compared to $1.6 million in 2005 and $1.9 million in 2004.

Hedges, Derivatives, and Other Disclosures

The Company has policies and procedures that permit limited types and amounts of derivatives to help manage interest rate risk. As of December 31, 2006, the Company did not hold any hedges or derivatives to manage interest rate risk.

The Company’s use of derivative instruments is discussed in Note 23, Derivative Instruments to the Financial Statements.

The Company does not hold any securities of less than investment grade.

LOAN PORTFOLIO

The Company offers a wide variety of loan types and terms to individuals and small to medium size businesses along with very competitive pricing and quick delivery of the credit decision. The Table below sets forth the distribution of the Company’s loans at the end of each of the last five years.

Loan Portfolio Analysis by Category

	December 31,
(dollars in thousands)	2006	Percent of Loans to Total Loans	2005	Percent of Loans to Total Loans	2004	Percent of Loans to Total Loans
Real estate:
Residential	$1,393,681	24.4%	$1,128,318	23.0%	$901,679	22.2%
Multi-family residential	287,626	5.0%	256,857	5.2%	182,936	4.5%
Nonresidential	1,226,439	21.4%	1,160,864	23.8%	1,028,278	25.3%
Construction and development	536,443	9.4%	374,500	7.6%	286,387	7.0%
Commercial, industrial, and agricultural	1,072,831	18.8%	934,840	19.1%	826,684	20.4%
Home equity lines	372,637	6.5%	319,195	6.5%	212,064	5.2%
Consumer	527,751	9.2%	431,542	8.8%	387,257	9.5%
Leases	297,526	5.2%	287,504	5.9%	234,189	5.8%
Other	3,899	0.1%	3,666	0.1%	2,820	0.1%

Total loans	$5,718,833	100.0%	$4,897,286	100.0%	$4,062,294	100.0%

Net deferred fees	$7,069		$6,208		$7,116

	December 31,
(dollars in thousands)	2003	Percent of Loans to Total Loans	2002	Percent of Loans to Total Loans
Real estate:
Residential	$809,031	25.4%	$715,430	23.7%
Multi-family residential	121,750	3.8%	83,787	2.8%
Nonresidential	732,231	23.0%	733,187	24.2%
Construction and development	249,976	7.9%	289,017	9.6%
Commercial, industrial, and agricultural	681,722	21.4%	645,696	21.4%
Home equity lines	138,422	4.4%	116,704	3.9%
Consumer	296,286	9.3%	288,040	9.5%
Leases	149,642	4.7%	138,927	4.6%
Other	1,819	0.1%	9,032	0.3%

Total loans	$3,180,879	100.0%	$3,019,820	100.0%

Net deferred fees	$5,380		$5,313

The amounts shown in the table for each category are net of the deferred or unamortized loan origination, extension, and commitment fees and the deferred origination costs for loans in that category. These net deferred fees and costs included in the loan totals are shown for informational purposes at the bottom of the table. These deferred amounts are amortized over the lives of the loans to which they relate.

Growth in Portfolio

The year-end balance for all loans has continued to increase over the last five years with increases of $161.1 million, $881.4 million, $835.0 million and $821.5 million for the years of 2003 through 2006 over the preceding year. The largest areas of growth over the last five years was in residential real estate with $678.3 million or 94.8% growth, $255.9 million or 219.3% in home equity lines and $203.8 million or 243.3% in the multi-family residential real estate. With residential real estate values increasing at rapid rates on the central coast of California, these products had significant growth over the last five years and our loan growth was also complimented with our acquisitions of FBSLO and PCCI. The Company has also increased efforts in generating more business from the small to medium sized businesses in our markets; the growth in commercial, industrial and agricultural loans has substantially increased since 2002 with growth of $427.1 million or 66.2%.

During 2005 we purchased FBSLO, which had approximately $217 million of loans, and in 2004 we purchased PCCI, which had approximately $419 million in loans. Without the acquisition of FBSLO, our loan growth would have been $618.0 million or 15.2% in 2005, and without the acquisition of PCCI, our loan growth would have been $462.4 million or 14.5% in 2004.

Loan Categories

Residential loans secured by one to four single-family units increased by $265.4 million or 23.5% in 2006 compared to 2005.

Construction and development loans increased $161.9 million in 2006 to $536.4 million. The portfolio is primarily comprised of owner-developed residential and commercial properties with the outstanding lending commitment averaging less than $1 million. Construction and development loans are the most volatile because developer activity is most subject to changes in the economic cycle. The balances at December 31, 2005 and 2004 were $374.5 million and $286.4 million, respectively, the growth indicative of the strong demand for housing in the Company’s market areas. Approximately $18 million of the increase in 2005 was from the acquisition of FBSLO.

Our commercial, industrial and agricultural loans increased by $138.0 million or 14.8% compared to 2005. This growth is largely due to the strength of the economy in the markets we serve. The growth over the last five years in commercial, industrial and agricultural loans increased $427.1 million or 66.2%. Approximately $37 million of the growth in 2004 was acquired with PCCI and $17 million of the growth in 2005 was acquired with FBSLO.

Over the last few years, economic recovery appeared more obvious and consumer confidence increased, allowing consumer loans to increase $96.2 million or 22.3% from 2005 to 2006. A majority of the increase in consumer loans at each year-end is attributed to Holiday loans. As of December 31, 2006 and 2005, holiday loans accounted for $86.3 million and $57.6 million of the consumer loans. Holiday loans are seasonal since they are all funded in the fourth quarter of each year and they are either paid off or charged-off during the first quarter of the following year. Holiday loans are another product offered by professional tax preparers to their clients. Holiday loans are subject to the same underwriting criteria and credit review as a RAL. Although, unsecured, Holiday loans typically pay-off with a RAL or RT product. Due to their unsecured nature, Holiday loans have a higher default rate than other loan categories.

Home equity loans and small business commercial equipment leasing both continue to experience significant percentage increases over the last five years. In 2005, home equity loans saw the largest increase of 50.5%. Equipment leasing increased by 22.8% in 2005 but in 2004 there was a 56.5% increase. The increases in home equity and leasing were due to aggressive marketing efforts and the improving economy. FBSLO contributed $15.5 million of the 2005 growth in the home equity category. PCCI’s acquired loans did not contribute to the growth in these loan categories.

RALs are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund and subject to an underwriting process prior to approval. RALs are repaid directly by the IRS to the Company once the tax return has been processed. Funds received from the IRS above the RAL plus associated fees are remitted to the taxpayer by the Company. Due to their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan.

Consequently, the Company has a tiered fee schedule for this service. The larger the loan, the larger the credit risk from nonpayment. The fees vary by the amount of the loan to compensate for the increased credit risk rather than the duration that the loan is outstanding. The RAL fees are accounted for as interest income since this is a credit product. RALs are offered during the tax-filing season of January through April of each year. Any loans for which repayment has not been received by the end of the year are charged off. Therefore, no RALs are included in the above table of outstanding loans at the end of each year.

Maturities and Sensitivities of Selected Loan Types to Changes in Interest Rates

(dollars in thousands)	Due in one year or less	Due after one year to five years	Due after five years
Real Estate:
Residential
Floating rate	$8,717	$11,649	$681,025
Fixed rate	$142	$2,020	$690,128
Commercial
Floating rate	$34,226	$115,135	$1,154,269
Fixed rate	$11,616	$69,708	$129,111
Construction and Development
Floating rate	$353,863	$104,769	$18,579
Fixed rate	$42,391	$14,627	$2,214
Commercial, industrial and agricultural
Floating rate	$423,565	$191,737	$255,497
Fixed rate	$70,207	$93,162	$38,663
Home equity lines
Floating rate	$2,769	$15,418	$239,608
Fixed rate	$8	$634	$114,200
Consumer
Floating rate	$94,880	$10,053	$12,515
Fixed rate	$10,388	$226,234	$173,681
Leases
Floating rate	$—	$—	$—
Fixed rate	$13,493	$280,985	$3,048
Other
Floating rate	$—	$—	$—
Fixed rate	$3,899	$—	$—

Total Loans	$1,070,164	$1,136,131	$3,512,538

The table in Note 24, Disclosures about Fair Value of Financial Instruments in our Financial Statements on page 105 shows the change in the relationship between the carrying value and fair value of loans at December 31, 2006 compared to December 31, 2005. At the end of 2005, the excess of the carrying value of net loans over the fair value was $12.2 million or 0.25%. At December 31, 2006, there was an excess of carrying value over fair value of $65.8 million or an excess of 1.2% of the carrying value.

ALLOWANCE FOR CREDIT LOSSES

Credit risk is inherent in the business of extending loans and leases to borrowers. The Company sets aside an allowance or reserve for credit losses through charges to earnings. These charges are shown in the Consolidated Statements of Income as provision for credit losses. All specifically identifiable and quantifiable losses are charged off against the allowance when realized. However, for a variety of reasons, not all losses that have occurred are immediately made known to the Company and of those that are known the full extent of the loss may not be specifically quantifiable. The allowance for credit losses is an estimate of those losses. In this discussion, “loans” include the lease contracts purchased and originated by the Company.

Determination of the Adequacy of the Allowance for Credit Losses and the Allocation Process

The Company formally determines the adequacy of the allowance on a quarterly basis. This determination is based on the periodic assessment of the credit quality or “grading” of loans. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate change in risk of nonpayment, or if they become delinquent. Re-grading of larger problem loans will occur at least quarterly. Confirmation of the quality of the grading process is obtained both by independent credit reviews and by banking examiners.

After reviewing the gradings in the loan portfolio, the second step is to assign or allocate a portion of the allowance to groups of loans and to individual loans to cover Management’s estimate of the loss that may be present in these loans. Allocation is related to the grade and other factors, and is done by the methods discussed in Note 1, Significant Accounting Polices of our Financial Statements.

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

Uncertainties in Determining the Adequacy of the Allowance for Credit Losses

The process of estimating unidentified and/or unquantifiable losses inherently involves uncertainty. Among the sources of this uncertainty are the following:

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

•

The loss estimate factors do not give consideration to the seasoning of the portfolios. Seasoning is relevant because losses are less likely to occur in loans that have been performing satisfactorily for several years than in loans that are more recent. In addition, term loans usually have monthly scheduled payments of principal and interest. The Company’s commercial loans and lines of credit have short-term maturities and frequently require only interest payments until maturity. Because they have shorter maturities and lack regular principal amortization, the process of seasoning does not occur and the signaling of the missed principal payment is not available.

Assignment Table

The table below, shows the amounts of allowance assigned for the last five years to each loan type. In general, changes in the risk profile of the various parts of the loan portfolio should be reflected in the allowance assignment. There is no assignment of allowance to RALs at December 31, 2006 because unpaid RALs are charged-off prior to year-end.

Assignment of the Allowance for Credit Losses

(dollars in thousands)	2006		2005		December 31, 2004		2003		2002
	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)	Amount	Percent of Loans to Total Loans(1)
Real estate:
Residential	$3,194	24.4%	$2,458	23.0%	$2,031	22.2%	$3,196	25.4%	$2,844	23.7%
Multi-family residential*	932	5.0%	868	5.2%	613	4.5%
Nonresidential	4,939	21.4%	6,271	23.8%	5,080	25.3%	6,442	26.8%	5,260	27.0%
Construction and development	2,004	9.4%	1,465	7.6%	1,233	7.0%	1,726	7.9%	4,681	9.6%
Commercial, industrial, and agricultural	19,538	18.8%	16,842	19.1%	22,771	20.4%	21,824	21.4%	23,775	21.4%
Home equity lines	1,657	6.5%	1,280	6.5%	797	5.2%	641	4.4%	800	3.9%
Consumer	17,724	9.2%	14,640	8.8%	11,413	9.5%	9,455	9.3%	10,001	9.5%
Leases	14,683	5.2%	11,774	5.9%	10,039	5.8%	6,266	4.7%	6,460	4.6%
Other	—	0.1%	—	0.1%	—	0.1%	—	0.1%	—	0.3%
Total allowance	$64,671	100.0%	$55,598	100.0%	$53,977	100.0%	$49,550	100.0%	$53,821	100.0%
Allowance for credit loss as a percentage of year-end loans	1.13%		1.14%		1.33%		1.56%		1.78%
Year-end loans	$5,718,833		$4,897,286		$4,062,294		$3,180,879		$3,019,820

(1) Percentages presented above are the percent of loans to total loans as presented on page 38 and 39.

* In prior years, multi-family residential loans were included in the nonresidential category. The breakout of multi-family residential loans prior to 2004 is not available.

The allowance-to-total-loans ratio is lower at the end of 2006 and 2005 than at the end of the three prior years. The decreases in this ratio occurred for two reasons. First, the Company has experienced a generally positive trend in credit quality in its portfolios, with more loans moving to more favorable classifications. Second, much of the growth in the loan portfolio during the last few years occurred in residential, commercial real estate, and commercial loans, all of which have relatively low historical charge-off rates. Consequently, loan growth was disproportionate to the need for additional allowance for credit losses.

CREDIT LOSSES

The table below, “Summary of Credit Loss Experience,” shows the additions to, charge-offs against, and recoveries for, the Company’s allowance for credit losses. Also shown is the ratio of charge-offs to average loans for each of the last five years.

Summary of Credit Loss Experience

(dollars in thousands)	Years Ended December 31,
	2006	2005	2004	2003	2002
Balance of allowance for credit losses at beginning of year	$55,598	$53,977	$49,550	$53,821	$48,872

Charge-offs:
Real estate:
Residential	4	107	—	—	—
Multi-family residential*	—	—	—
Nonresidential	—	—	6	369	12
Construction and development	91	—	—	1,469	—
Commercial, industrial, agricultural, and leasing	15,744	12,483	8,489	11,982	14,032
Home equity lines	—	55	—	—	—
RALs	60,038	48,955	12,511	13,712	6,615
Other consumer	11,011	9,791	7,266	6,769	4,144

Total charge-offs	86,888	71,391	28,272	34,301	24,803

Recoveries:
Real estate:
Residential	—	7	27	2	302
Multi-family residential*	—	—	—	—	—
Nonresidential	—	—	2	12	296
Construction and development	—	—	513	—	—
Commercial, industrial, agricultural and leasing	4,154	3,180	8,315	4,136	3,926
Home equity lines	—	19	—	—	—
RALs	23,378	10,745	4,043	5,182	4,510
Other consumer	3,736	3,505	1,847	2,412	991

Total recoveries	31,268	17,456	14,747	11,744	10,025

Net charge-offs	55,620	53,935	13,525	22,557	14,778
Allowance for credit losses recorded in acquisition transactions	—	1,683	5,143	—	—
Provision for credit losses refund anticipation loans	36,663	38,210	8,468	8,530	2,105
Provision for credit losses all other loans	28,030	15,663	4,341	9,756	17,622

Balance at end of year	$64,671	$55,598	$53,977	$49,550	$53,821

(dollars in thousands)	Years Ended December 31,
	2006	2005	2004	2003	2002
Ratio of net charge-offs to average loans outstanding	1.05%	1.22%	0.36%	0.72%	0.50%
Ratio of net charge-offs to average loans outstanding excluding RALs	0.37%	0.36%	0.14%	0.46%	0.44%

Peer ratio of net charge-offs to average loans outstanding	0.24%	0.34%	0.49%	0.70%	0.82%

Average RALs	$139,954	$73,940	$102,769	$121,659	$67,991
Average loans, excluding RALs	5,176,579	4,363,905	3,702,100	3,029,669	2,874,091

Average loans—Consolidated	$5,316,533	$4,437,845	$3,804,869	$3,151,328	$2,942,082

RALs net charge-offs	$36,660	$38,210	$8,468	$8,530	$2,105
Net charge-offs, excluding of RALs	18,960	15,725	5,057	14,027	12,673

Net charge-offs—Consolidated	$55,620	$53,935	$13,525	$22,557	$14,778

Recoveries to charge-offs, RALs	38.94%	21.95%	32.32%	37.79%	68.18%
Recoveries to charge-offs, other loans	29.39%	29.91%	67.91%	31.87%	30.32%
Recoveries to charge-offs	35.99%	24.45%	52.16%	34.24%	40.42%

* In prior years, multi-family residential loans were included in the nonresidential category. The breakout of multi-family residential loans prior to 2004 is not available.

There are only two other banks in the country that have national RAL Programs. Therefore, for comparability, charge-offs amounts and ratios for the Company are shown both with (consolidated) and excluding RAL amounts. In order to compare the ratio of net charge-offs to average loans to our peers, we recommend comparing our ratio of net charge-offs to average loans excluding RALs. Exclusive of RALs, the ratio of net charge-offs to average loans over the last five years has varied from 0.14% to 0.46%. Management regards this range to be within normal expectations given the changing economic conditions over these periods.

The large increase in RAL charge-offs is due to a change in the terms of one of the contracts with JHTS in 2005 and 2006. In the revised contract with JHTS, the Company assumed 100% of the credit risk associated with the RAL Program and, in exchange, the Company received 100% of the interest income and fees. Additionally, the Company pays JHTS program marketing and technology fees.

The Company has taken several steps to minimize losses from RAL loans. Preparers are screened before they are allowed to submit their electronic filings; procedures for the preparers to follow have been defined to ensure that the agreement signed by the taxpayer is a valid loan; and the preparers’ IRS reject rates are monitored very carefully. In accordance with the RAL loan application signed by the taxpayer, if the taxpayer applies for a loan the following year, the unpaid proceeds from the prior year are deducted from the current year’s loan proceeds. In addition, the Company has entered into cooperative collection agreements with the other banks with RAL Programs. Under those agreements, if a taxpayer owing money to one bank from a prior year applies for a loan from another bank, the second bank repays the delinquent amount to the first bank before remitting the refund to the taxpayer. As shown in the table above these steps result in a relatively high rate of recovery on the prior year’s losses, but net losses nonetheless remain higher than for other loans.

The Company has exposure to credit losses from extending loan commitments and letters of credit as well as from loans and leases. Because funds have not yet been disbursed on these commitments and letters of credit, the face amount is not included in the amounts reported for loans and leases outstanding. Consequently, any amount provided for credit losses related to these instruments is not included in the allowance for credit losses reported in the table above, but is instead accounted for as a loss contingency estimate. The recording of this separate liability is accomplished by a charge to other non-interest expense.

Off-balance Sheet Estimates

(dollars in thousands)	Years ended December 31,
	2006	2005	2004
Beginning estimate	$1,685	$1,232	$3,942
Additions and other changes	621	571	50
Funded and written-off	(858)	(118)	(2,760)

Ending estimate	$1,448	$1,685	$1,232

NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

The Risk Elements table below summarizes the Company’s nonaccrual and past due loans for the last five years.

(dollars in thousands)	December 31,
	2006	2005	2004	2003	2002
Nonaccrual loans	$17,049	$16,590	$21,701	$42,412	$59,818
90 days or more past due	264	1,227	820	763	1,709

Total nonperforming loans	17,313	17,817	22,521	43,175	61,527
Foreclosed collateral	2,910	2,910	2,910	—	438

Total nonperforming assets	$20,223	$20,727	$25,431	$43,175	$61,965

Total nonperforming loans as percentage of total loan portfolio	0.30%	0.36%	0.55%	1.36%	2.04%
Allowance for credit losses as a percentage of nonperforming loans	374%	312%	240%	115%	87%

Nonaccrual Loans:  If there is reasonable doubt as to the collectibility of principal or interest on a loan, the loan is placed in nonaccrual status, i.e., the Company stops accruing income from the interest on the loan and reverses any uncollected interest that had been accrued. These loans may or may not be collateralized. Collection efforts are pursued on all nonaccrual loans. Consumer loans are an exception to this reclassification. They are charged-off at certain delinquency benchmarks determined by product and collateral. In any event, consumer loans are charged-off no later than 120 days past due with the exception of real estate secured loans, which are charged-off when a specific analysis can quantify the loss amount. Collection efforts continue even after charge-off.

Past Due Loans:  Included in the amounts listed above as 90 days or more past due are commercial and industrial, real estate, and a diversity of secured consumer loans. These loans are well secured and in the process of collection. These figures do not include loans in nonaccrual status.

Foreclosed Collateral:  While it may include other types of property such as vehicles, since such property is generally sold very quickly after repossession, foreclosed collateral consists primarily of real estate properties obtained through foreclosure or accepted in lieu of foreclosure that take longer to sell. At December 31 for each of the past five years, it consisted solely of real estate.

In 2005 and 2006, the balance of nonperforming loans continued to decrease. The ratio of nonperforming loans to total loans of 0.30% indicates that the credit quality of our loan portfolio at December 31, 2006 remains healthy. However, should unemployment or interest rates increase during 2007, several portfolios could be negatively impacted, which could result in deteriorating credit quality.

The table below sets forth interest income from nonaccrual loans in the portfolio at year-end that was not recognized.

Foregone Interest

(dollars in thousands)	Years Ended December 31,
	2006	2005	2004
Interest that would have been recorded under original terms	$1,567	$1,449	$1,411
Gross interest recorded	564	864	241

Foregone interest	$1,003	$585	$1,170

OTHER ASSETS

Other assets increased by $26.8 million or 12.7%. The increase in other assets from 2005 to 2006 is mostly attributed to an increase in our investment in FHLB Stock of $20.6 million, a decrease in prepaid assets of $6.0 million and an increase in the deferred tax asset as disclosed in Note 16, Income Taxes of these Financial Statements.

Investment in FHLB Stock is in other assets due to the restrictive nature of the investments there are not readily determinable fair values for the purposes of SFAS Statement No. 115 and the investments are carried at cost. As FHLB advances increase, the Company is required to increase the investment in FHLB Stock. Dividends received for the investment in FHLB Stock are recorded in other income.

DEPOSITS

The average daily amount of deposits by category and the average rates paid on such deposits is summarized for the periods indicated in the table below.

Detailed Deposit Summary

(dollars in thousands)	Years Ended December 31,
	2006		2005		2004
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
NOW accounts	$1,172,181	1.95%	$973,009	1.00%	$741,864	0.48%
Money market deposit accounts	686,296	2.98	748,159	1.56	761,469	0.84
Savings accounts	319,557	1.12	385,911	0.99	397,294	0.62
Time certificates of deposit for $100,000 or more	1,205,329	4.17	906,027	2.93	898,225	1.96
Time certificates of deposit for less than $100,000	528,279	3.72	709,918	2.99	548,983	2.20

Interest-bearing deposits	3,911,642	2.99%	3,723,024	1.96%	3,347,835	1.26%
Demand deposits	1,164,716		1,134,952		1,046,870

Total Deposits	$5,076,358		$4,857,976		$4,394,705

Deposits collected from our branches saw the largest amount of growth in our NOW accounts with an increase of $112.0 million or 10.4% when comparing the balance in December 31, 2006 to December 31, 2005. During the fourth quarter of 2006, the Company added $95.9 million of brokered CD’s to provide funding for the RAL/RT Programs. Deposit growth was hindered partially due to the sale of $25.2 million of deposits from our San Diego branch in October 2006.

Certificates of Deposit of $100,000 or More

The table below discloses the distribution of maturities of CDs of $100,000 or more at the end of each of the last three years.

Maturity Distribution of Time—Certificates of Deposit of $100,000 or More

(in thousands)	December 31,
	2006	2005	2004
Three months or less	$608,260	$402,348	$250,406
Over three months through six months	381,502	241,752	268,656
Over six months through one year	233,251	287,675	196,523
Over one year	127,514	270,148	275,224

	$1,350,527	$1,201,923	$990,809

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

The Company utilizes federal funds purchased and securities sold under agreements to repurchase (“repos”) as another source of borrowing funds. The repos are collateralized by securities owned by the Company. Federal funds purchased are unsecured. The Company also enters into repo agreements to provide business and other large customers with a secured alternative to deposits in excess of the $100,000 FDIC insured amount. These agreements are for terms of a few weeks to 90 days.

LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings have increased $597.8 million in 2006 compared to 2005. The increase is attributed to the Company relying on long-term wholesale borrowings to fund our loan growth since our loan growth out paced our deposit growth. For additional information, refer to Note 14, Long-term Debt and Other Borrowings of these Financial Statements.

ACCRUED INTEREST PAYABLE AND OTHER LIABILITIES

Accrued interest payable and other liabilities was $73.5 million as of December 31, 2006 versus $63.2 million as of December 31, 2005, an increase of $10.3 million. The significant items attributed to the $10.3 million increase are:

•	$7.5 million increase in our tax liability.
•

$1.6 million decrease in accrued interest and other liabilities. This is a combination of an increase associated with accrued interest for long-term debt and other borrowings and a decrease of the Company’s other liabilities.

•	$4.5 million increase in the liability for post retirement benefits discussed further in Note 15, Other Postretirement Benefits in our Financial Statements.

STOCKHOLDERS’ EQUITY

Stockholders’ equity increases with net income of the Company, selling of the Company’s Stock, exercising of options, vesting of restricted stock grants and changes in OCI and decreases with stock repurchases, losses in net income and changes in OCI. In 2006, stockholders’ equity increased $72.1 million. Net income of $94.5 million is the largest component of the increase in stockholders’ equity, the remainder of the change is discussed in Note 19, Shareholders’ Equity of our Financial Statements. OCI increased by $9.2 million or 931.2%, the increase is related to $4.5 million of post retirement benefits as per SFAS 158 which was adopted as of December 31, 2006 and, the change in the fair value of our securities portfolio, both of these items are discussed further in Note 5, Securities and Note 15, Other Postretirement Benefits of our Financial Statements.

COMMON STOCK AND DIVIDENDS

Stock prices and cash dividends declared for the last eight quarters are shown on page 19 and page 20, respectively. The Company’s stock is listed on the NASDAQ Global Select Market. The trading symbol is PCBC. Stock prices represent trading activity through the NASDAQ Global Select Market.

For the years 2006, 2005, and 2004, the Company has declared cash dividends, which were 43.8%, 36.4%, and 35.9%, respectively, of its net income. The Company’s policy is to pay dividends of approximately 35%-40% of net income. The increase of declared cash dividends to net income in 2006 is due to the fourth quarter items of 2006 as described on page 23 of the MD&A of this 10-K.

The most recent information for the Company’s peers shows an average payout ratio of 30.6%. The Board of Directors periodically increases the per share dividend rate in acknowledgment that earnings have been increasing by a sufficient amount to ensure adequate capital and also provide a higher return to shareholders. The most recent increase was declared in the first quarter of 2006, raising the quarterly dividend rate to $.22 per share.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company has entered into a number of transactions, agreements, or other contractual arrangements whereby it has obligations that must be settled by cash or contingent obligations that must be settled by cash in the event certain specified conditions occur. The table below lists the Company‘s contractual obligations.

(in thousands)	As of December 31, 2006
	Note(s) to Financial Statements	Total	Less than one year	One to three years	Three to five years	More than five years
Deposits	12	$5,046,401	$4,839,720	$170,037	$36,475	$169
Operating lease obligations	18	52,799	10,903	17,926	10,624	13,346
Capital lease obligations(1)	18	26,308	344	796	906	24,262
Long-term debt and other borrowings:
Federal Home Loan Bank advances	14	1,088,203	318,969	559,381	154,284	55,569
Treasury Tax & Loan amounts due to FRB	14	104,492	104,492	—	—	—
Subordinated debt issued by the Bank	14	121,000	—	—	36,000	85,000
Senior debt issued by the Bancorp	14	—	—	—	—	—
Subordinated debt issued by the Bancorp	14	78,009	—	—	—	78,009

Total contractual obligations		$6,517,212	$5,274,428	$748,140	$238,289	$256,355

(1) As of December 31, 2006, the Company's liability associated with the Capital Lease was $9.5 million, as reported in Note 14, Long-term debt and other borrowings. In the table above, the future capital lease obligation is reported.

Other commitments and obligations:  In addition to the contractual obligations above, as a financial service provider, we routinely enter into commitments to extend credit to customers. The same credit practices are used in extending these commitments as in extending loans to our customers. These commitments are described in Note 6, Loans of our Financial Statements. The Company also provides postretirement benefit plans to eligible retirees as described in Note 15, Other Postretirement Benefits of our Financial Statements and, there are obligations and commitments associated with those plans.

Off-balance Sheet Contingency Loss:  As explained in Note 1, Significant Accounting Policies and Note 6, Loans of our Financial Statements the Company must establish a contingency loss for known or estimated losses relating to letters of credit or other unfunded loan commitments.

CAPITAL RESOURCES

As of December 31, 2006, under current regulatory definitions, the Company and PCBNA were “well-capitalized,” the highest of the five categories defined under the Federal Deposit Insurance Corporation Improvement Act (FDICIA).

Capital Adequacy Standards

The primary measure of capital adequacy for regulatory purposes is based on the ratio of total risk-based capital to risk-weighted assets. The risk-based capital ratio is impacted by three factors: (1) the growth in assets compared to the growth in capital; (2) the relative size of the various asset categories; and (3) the composition of the securities portfolios.

The Company, as a bank holding company, is required by the FRB to maintain a total risk-based capital to risk-weighted asset ratio of at least 8.0%. To be considered “well-capitalized”, the ratio must be at least 10%. At the end of 2006, the Company’s total risk-based capital to risk-weighted asset ratio was 11.7%. The Company also must maintain a Tier I capital to risk-weighted asset ratio of 6% and a Tier I capital to average assets of 5% to be considered well capitalized. The actual ratios at December 31, 2006 for the Company were 8.8% and 7.4%, respectively.

Based on average balances the Company has maintained equity to asset ratios of 8.25%, 8.08%, and 7.59% for the years ended December 31, 2006, 2005, and 2004, respectively.

The composition of Tier I and Tier II capital, the minimum levels established by the FRB, the minimum levels necessary to be considered well-capitalized by regulatory definition, and the Company’s ratios as of December 31, 2006 and 2005 are presented in Note 20, Regulatory Capital Requirements on page 102.

PCBNA is also required to maintain a total risk-based capital to risk-weighted asset ratio of 10.0% to be considered well capitalized. PCBNA’s ratio at the end of 2006 was 11.47%. The Bank has issued a total of $121.0 million in subordinated debt. Each issue had a maturity of 10 years. While shown on the consolidated balance sheets as long-term debt, for the first half of their 10-year terms they are included as Tier II capital in the computation of the Total Capital to Risk-Weighted Asset ratio for both the Company and PCBNA. In the final five years their terms, one fifth of the balance will be excluded each year from Tier II capital in this computation. As of the end of 2006, all issues except one were still within the first five years of their term. The one issue was between four and five years remaining maturity. The subordinated debt issued by the Bancorp was issued in connection with the issuance of trust-preferred debt as described in Note 14, Long-term Debt and Other Borrowings in our Financial Statements. Subsidiary trusts are not consolidated with the Company as described in Note 1, Significant Accounting Policies, within the description of Consolidation of Subsidiaries of our Financial Statements. In July 2006, the Company refinanced $39.2 million in trust-preferred debt, which count as Tier I capital for the Company for their full term.

Share Repurchases

In prior years, the Company occasionally repurchased shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options and as part of its dividend reinvestment program. Share purchases are generally conducted as open-market transactions.

At December 31, 2006, approximately $18.6 million remained in the 2003 authorization to repurchase outstanding shares. No shares were repurchased in 2004, 2005 and 2006.

Dividend Reinvestment Program

On August 24, 2005, the Company announced the introduction of a Dividend Reinvestment and Direct Stock Purchase Plan for shareholders of the Company’s common stock. The Plan enables current stockholders to automatically utilize the cash dividends paid on their common stock holdings to purchase additional shares of Pacific Capital Bancorp common stock. Shareholders can register to participate in the Plan by going to the Investor Relations section of the Company’s website. As of December 31, 2006, there were approximately 185 shareholders actively participating in the Plan.

In December 2006, the Board of Directors authorized the issuance of $50.0 million of common stock through the plan.

Future Sources and Uses of Capital and Expected Ratios

Over the last five years, the Company’s assets have been increasing at a compound annual growth rate of 13.6%. To maintain its capital ratios, the Company must continue to increase capital at the same rate. Net income, the major source of capital growth for the Company, has been increasing at a compound annual growth rate of 11.0% over the same period of time, but this is reduced by dividends distributed to shareholders. The Company’s dividend payout ratio over the last three years has been 43.8% for 2006, 36.4% for 2005, and 35.9% for 2004. Though offset by some share repurchases, the retained earnings have resulted in capital increasing at a compound annual growth rate of 13.6%.

There are three primary considerations Management must keep in mind in managing capital levels and ratios. The first is the Company must be able to meet the credit needs of our customers when they need to borrow. The second consideration is that the Company must be prepared to sell some of the loans it originates in order to manage capital targets. The third consideration is that as loan demand picks up in an improving economy, raising additional capital may be necessary. Management investigates the issuance of alternate forms of capital securities as well as common stock on an on-going basis.

In addition to the capital generated from the operations of the Company, a secondary source of capital growth has been the exercise of employee and director stock options. In 2006, the increase to capital from the exercise of options (net of shares surrendered as payment for exercises and taxes) was $4.5 million or 6.2% of the net growth in shareholders’ equity in the year. At December 31, 2006, there were approximately $1.1 million options outstanding and exercisable at less than the then-current market price of $33.58, with an average exercise price of $21.49. This represents a potential addition to capital of $23.0 million, if all options were exercised with cash. In addition, except for those options expiring in 2007, the options are likely to be exercised over a number of years.

Aside from amounts authorized for share repurchases, there are no material commitments for capital expenditures or “off-balance sheet” financing arrangements as of the end of 2006. There is no specified period during which the share repurchases must be completed.

Management intends to take the actions necessary to ensure that the Company and the Bank will continue to exceed the capital ratios required for well-capitalized institutions.

Impact of RAL/RT Programs on Capital Adequacy

Formal measurement of the capital ratios for the Company and PCBNA are done at each quarter-end. However, the Company does more frequent estimates of its capital classification during late January and early February of each year because of the large amount of RAL loans. Management estimates that, were it to do a formal computation, on certain days during those weeks it and PCBNA may be classified as adequately capitalized, rather than well-capitalized. The Company has discussed this with its regulators and creditors.

In Note 11, Securitizations and Servicing of Financial Assets in our Financial Assets is a description of the securitization that the Company utilizes as one of its sources for funding RALs. This RAL securitization is a true sale of loans to other financial institutions, and except for the capital that must be allocated for the small-retained interest kept by the Company, the sales reduce the impact on the capital ratios for the Company.

LIQUIDITY

Liquidity is the ability to effectively raise funds on a timely basis to meet cash needs of our customers and the Company, whether it be to handle fluctuations in deposits, to provide for customers’ credit needs, or to take advantage of investment opportunities as they are presented in the market place.

The Company’s objective, managed through the Company’s Asset and Liability Committee (ALCO), is to ensure adequate liquidity at all times by maintaining adequate liquid assets, the ability to raise deposits and liabilities, and having access to additional funds via the capital markets.

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

The Company manages the adequacy of its liquidity by monitoring and managing its immediate liquidity, intermediate liquidity, and long term liquidity. ALCO monitors and sets policy and related targets to ensure the Company maintains adequate liquidity. The monitoring of liquidity is done over the various time horizons, to avoid over dependence on volatile sources of funding and to provide a diversified set of funding sources. These targets are increased during certain periods to accommodate any liquidity risks of special programs like RALs.

Short-term liquidity is the ability to raise funds on an overnight basis. Sources of short-term liquidity include, but are not limited to, Federal funds, FHLB short-term advances and repurchase agreements.

Intermediate liquidity is the ability to raise funds during the next few months to meet cash obligations over those next few months. Sources of intermediate liquidity include maturities or sales of securities, term repurchase agreements, and term advances from the FHLB.

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

For the Company, the most significant challenge relating to liquidity management is providing sufficient liquidity to fund the large amount of RALs, primarily in late January and early February of each year. In addition to the discussion above the following considerations are kept in mind in providing the needed liquidity:

•	Using a large number of institutions so as to not become overly reliant on a limited number of institutions or a particular type of funding vehicle;

•	Using a mixture of committed and uncommitted lines so as to assure a minimum amount of funding in the event of tight liquidity in the markets; and
•	Arranging for at least 30% more funding than it is anticipated will be needed on the peak-funding day for RALs.

The securitization of RAL loans assists in the management of the Company’s capital position during the RAL season by selling some RALs to third parties. In addition, the securitization program represents yet another source of liquidity as the proceeds from the sales are lent out to new RAL customers.

RALs present the Company with some special funding and liquidity needs. Funds are needed for RAL lending only for the very short period of time that RALs are outstanding. The season starts in January and continues into April, but even within that time frame, RAL originations are highly concentrated in the last week of January and first two weeks of February. The Company must arrange for a significant amount of very short-term borrowing capacity. A portion of the need can be met by borrowing overnight from other financial institutions through the use of Federal funds purchased and repurchase agreements. These two sources match the short-term nature of the RALs and therefore are an efficient source of funding. However, they are not sufficient to meet the total need for funds, and other sources like advances from the FHLB and brokered deposits must be used. Extensive funding planning is accomplished prior to the RAL season to make effective and efficient use of various funding sources.

Beginning in late January, the IRS pays refunds to the Company each Friday. This allows the Company to repay up to all of its overnight borrowing and still have an excess of cash that must be invested. Included in the IRS payments are RTs. While RTs are strictly a processing business and does not involve an extension of credit, the Company benefits liquidity-wise from the float on RTs that are issued as paper checks.

As mentioned in Note 11, Securitizations and Servicing of Financial Assets of the Financial Statements, the Company has also securitized some of the RALs. As explained below, this accounting has the effect of reclassifying interest income, interest expense, and provision expense related to the sold loans and recognizing the net amount as a gain on sale of loans.

FOURTH QUARTER 2006 SIGNIFICANT EVENTS

In the fourth quarter of 2006, the Company realized financial statement impacts from the following transactions.

Unrealized Loss on Securities

In December 2006, the Company made the decision to sell the 2003 and 2004 leveraging strategy portfolios with a book value of $326.5 million. This decision resulted in the recognition of an $8.8 million unrealized loss through the income statement. We plan on selling these securities during the first quarter of 2007.

Write-Down of Obsolete Software

During 2006 we engaged in an independent assessment of our IT infrastructure. This assessment concluded in December of 2006 with the identification of obsolete software no longer in production. The net book value of this software totaled $9.3 million and was charged-off in December of 2006.

Gain on Sale of the San Diego Branch

In October of 2006, we sold $25.2 million of deposits in conjunction with the sale of our San Diego branch that was part of the PCCI acquisition. We determined the branch no longer fit in with our strategic footprint. We recognized a gain on sale of $1.8 million net of CDI and operating expenses.

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

During the fourth quarter of 2004, the Company recognized that it had not posted all of the losses on its low-income housing tax credit partnerships. The cumulative amount of the unrecognized losses was $1.4 million. Most of this amount relates to the years prior to 2002 and in no case would adjustment for any prior period financial statements be material.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company cannot operate risk-free and make a profit. Instead, the process of risk definition and assessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk. The key risk factors affecting our business are addressed in Item 1A, Risk Factors starting on page 15. Changes in interest rates can potentially have a significant impact on earnings. The Company has addressed the risks associated with interest rate risk in the section below.

INTEREST RATE RISK

With such a large proportion of the Company’s income derived from net interest income, it is important to understand how the Company is subject to interest rate risk. Some reasons are as follows:

•

In general, for a given change in interest rates, the amount of the change in value up or down is larger for instruments with longer remaining maturities. For instance, the shape of the yield curve may affect new loan yields and funding costs differently.

•

The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, adjustable rate mortgages may prepay, or paydown, faster than anticipated, thus reducing future cash flows and interest income.

•

Repricing frequencies and maturity profiles for assets and liabilities may occur at different times. For example, in a falling rate environment, if assets reprice faster than liabilities there will be an initial decline in earnings. Moreover, if assets and liabilities reprice at the same time, they may not be by the same increment. For instance, if the federal funds rate increased 50 bps, demand deposits may rise by 10 bps, whereas prime based loans will instantly rise 50 bps.

Monthly evaluations, monitoring and management of interest rate risk (including market risk, mismatch risk and basis risk) compares our most likely rate scenario, base case, with various earnings simulations using many interest rate scenarios. These scenarios differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. These results are prepared by Treasury and presented to the ALCO each month for further consideration.

Net Interest Income (NII) and Economic Value of Equity (EVE) Simulations

The results of the asset liability model indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base case) from +/- 2% shocks. This exercise is valuable in identifying risk exposures and in comparing the Company’s interest rate risk profile relative to other financial intermediaries.

The EVE and NII results as of December 31, 2006 are displayed in the table below. These figures indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk are well within the adopted ALCO policy ranges.

RATE SENSITIVITY

EVE Shock Summary Report

EVE Shock

	(MM $'s)
	DN 200	UP 200
% Chg from Base	-3.1%	-13.2%
Previous Year	-9.4%	-6.9%
Upper Policy:	-15.0%	-15.0%
w/in Limit:	Yes	Yes

NII Shock Summary Report

NII Shock

	(MM $'s)
	DN 200	UP 200
% Chg from Base	-5.9%	4.1%
Previous Year	-4.4%	1.6%
Upper Policy:	-10.0%	-10.0%
w/in Limit:	Yes	Yes

The simulation indicates a 4.1% improvement in the “Up 200” scenario for net interest income (NII) over the next 12 months, using a scenario in which the federal funds rate immediately increases 200 basis points to 7.25%. As indicated above, with respect to net interest income over the next year, the Company’s has managed its Interest Rate Risk to mitigate against a FOMC restrictive monetary policy. The EVE simulation shows exposure to a shock of rising interest rates, however, a portion of this exposure will be improved by the announced sale of some securities in the investment portfolio. Incorporating this announced sale of securities, the "Down200" and "Up200" EVE results would be –4.6% and –9.3%, respectively.

The following have contributed to the improved figures:

•	The implementation of a newly designed asset liability-modeling tool provides greater granularity and improved cash flow computations.
•	Among the assumptions that have been included in the model are those that address optionality. We have updated and implemented a more robust process surrounding the following examples of optionality:
¡	The option customers have to prepay their loans or request early withdrawal of their term deposits;

¡	The option issuers of some of the securities held by the Company to prepay or call their debt;
¡	The option of the Company to prepay or call certain types of its debt;
¡	The option of the Company to reprice its administered deposits.

Simulation estimates depend on, and will change, with the size and mix of the actual and projected balance sheet at the time of each simulation. Management is unaware of any material limitations such that results would not reflect the net interest risk exposures of the Company. However, no model is a perfect description of the complexity of a bank’s balance sheet, and actual results are certain to differ from any model’s predicted results. There are no material positions, instruments or transactions that are not included in the modeling or included instruments that have special features that are not included.

The Company does not have a significant amount of derivative instruments. Also, almost all of those instruments the Company does have are offsetting instruments where increases in income, expenses, or value from some of the swaps are offset by expenses, income, or loss from the rest. Consequently, these instruments do not need to be specifically addressed in the model.

Financial instruments do not respond in a parallel fashion to rising or falling interest rates. This causes an asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates. It is therefore mandatory to monitor interest rate risk and adjust our funding strategies to mitigate adverse effects of interest rate shifts on the Company’s balance sheet. While derivative instruments are effective hedging tools, the Company has been successful at maintaining its interest rate risk profile within policy limits strictly from pro-active deposit pricing and funding strategies. In the future, however, other strategies may be implemented to manage interest rate risk. These strategies may include, but may not be limited to, utilizing interest rate derivatives, buying or selling loans or securities, and entering into other interest rate risk management instruments and techniques.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:

The following unaudited supplementary data is included in this Annual Report on Form 10-K on the page indicated:

Quarterly Financial Data	115

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Pacific Capital Bancorp:

We have audited the accompanying consolidated balance sheets of Pacific Capital Bancorp and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Capital Bancorp and subsidiaries at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pacific Capital Bancorp and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, CA

February 23, 2007

REPORT ON MANAGEMENT’S 404 ASSESSMENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Pacific Capital Bancorp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pacific Capital Bancorp and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pacific Capital Bancorp and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Pacific Capital Bancorp maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pacific Capital Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pacific Capital Bancorp and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006 of Pacific Capital Bancorp and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Los Angeles, CA

February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pacific Capital Bancorp:

In our opinion, the consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of their operations and their cash flows of Pacific Capital Bancorp and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Francisco, California

March 22, 2005, except as to the effects of the

reclassification of 2004 amounts for

reportable segments as discussed in Note 25,

as to which the date is March 14, 2006

CONSOLIDATED BALANCE SHEETS

Pacific Capital Bancorp

and Subsidiaries

(amounts in thousands except per share amounts)	December 31,
	2006	2005
Assets:
Cash and due from banks	$154,182	$158,880
Securities—available-for-sale, at fair value	1,167,142	1,369,549
Loans	5,718,833	4,897,286
Less: allowance for credit losses	64,671	55,598

Net loans	5,654,162	4,841,688
Premises, equipment and other long-term assets	95,400	115,831
Accrued interest receivable	32,294	28,994
Goodwill and other intangible assets	154,069	150,472
Other assets	237,581	210,745

Total assets	$7,494,830	$6,876,159

Liabilities:
Deposits:
Non-interest bearing demand deposits	$1,079,152	$1,061,711
Interest-bearing deposits	3,967,249	3,956,155

Total deposits	5,046,401	5,017,866
Securities sold under agreements to repurchase and Federal funds purchased	356,352	446,642
Long-term debt and other borrowings	1,391,704	793,895
Obligations under capital lease	9,468	9,317
Accrued interest payable and other liabilities	73,529	63,183

Total liabilities	6,877,454	6,330,903

Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock—no par value; shares authorized: 1,000; shares issued and outstanding: none	—	—
Common stock—no par value; $0.25 per share stated value; 100,000 authorized; 46,880 outstanding at December 31, 2006 and 46,631 at December 31, 2005	11,725	11,662
Surplus	117,631	107,829
Accumulated other comprehensive income	10,178	987
Retained earnings	477,842	424,778

Total shareholders’ equity	617,376	545,256

Total liabilities and shareholders’ equity	$7,494,830	$6,876,159

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS

OF INCOME

Pacific Capital Bancorp

and Subsidiaries

(in thousands, except per share data)	Years Ended December 31,
	2006	2005	2004
Interest income:
Loans	$508,348	$365,953	$264,900
Securities	55,795	59,412	60,533
Federal funds sold and securities purchased under agreement to resell	383	792	748

Total interest income	564,526	426,157	326,181

Interest expense:
Deposits	116,836	72,955	42,142
Securities sold under agreements to repurchase and Federal funds purchased	18,054	5,781	1,589
Long-term debt and other borrowings	55,877	32,769	25,480

Total interest expense	190,767	111,505	69,211

Net interest income	373,759	314,652	256,970
Provision for credit losses	64,693	53,873	12,809

Net interest income after provision for credit losses	309,066	260,779	244,161

Non-interest income:
Service charges on deposit accounts	16,497	17,073	16,529
Trust and investment advisory fees	20,284	16,800	15,429
Refund transfer fees	44,939	24,982	21,049
Other service charges, commissions and fees	26,157	20,991	17,756
Net gain on sale of tax refund loans	43,163	26,023	2,945
Net (loss) on securities	(8,610)	(730)	(2,018)
Other income	10,978	6,784	3,945

Total non-interest income	153,408	111,923	75,635

Non-interest expense:
Salaries and benefits	124,269	108,023	94,697
Net occupancy expense	19,631	17,150	15,970
Equipment rental, depreciation, and maintenance	10,492	11,703	8,939
Refund program marketing and technology fees	54,706	—	—
Other expense	105,966	77,529	60,300

Total non-interest expense	315,064	214,405	179,906

Income before provision for income taxes	147,410	158,297	139,890
Provision for income taxes	52,870	59,012	51,946

Net income	$94,540	$99,285	$87,944

Basic earnings per share	$2.02	$2.16	$1.93
Diluted earnings per share	$2.01	$2.14	$1.92
Average number of shares—basic *	46,770	45,964	45,535
Average number of shares—diluted *	47,099	46,358	45,911
Dividends declared per share	$0.88	$0.78	$0.69

* 2004 shares were adjusted to account for stock split in June 2004.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Pacific Capital Bancorp

and Subsidiaries

(in thousands)	Years Ended December 31,
	2006	2005	2004

Net income	$94,540	$99,285	$87,944

Other comprehensive income—
Unrealized gain on securities:
Unrealized holding gains (losses) arising during period	11,599	(12,050)	(8,346)
Recognized impairment loss on securities	8,761	—	—
As a result of the adoption of SFAS 158	(4,500)	—	—
Income tax (expense) benefit related to items of other comprehensive income	(6,669)	5,067	3,509

Other comprehensive income	9,191	(6,983)	(4,837)

Comprehensive income	$103,731	$92,302	$83,107

Amount of losses reclassified out of accumulated other comprehensive income into earnings for the period was $8.6 million in 2006, $730,000 in 2005 and $2.0 million in 2004. The income tax benefit related to these losses were $3.6 million, $307,000, and $841,000 in 2006, 2005 and 2004, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

Pacific Capital Bancorp

and Subsidiaries

(in thousands except per share amounts)
	Common Stock		Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance, December 31, 2003	33,963	$8,494	$72,916	$12,807	$304,831	$399,048
Activity for 2004:
Exercise of stock options	399	100	8,911	—	—	9,011
Stock split	11,357	2,840	(2,840)	—	—	—
Retirement of common stock	—	—	(84)	—	—	(84)
Cash dividends declared at $0.69 per share	—	—	—	—	(31,400)	(31,400)
Changes in unrealized gain on securities available-for-sale, net	—	—	—	(4,837)	—	(4,837)
Net income	—	—	—	—	87,944	87,944

Balance, December 31, 2004	45,719	11,434	78,903	7,970	361,375	459,682
Activity for 2005:
Exercise of stock options	332	83	7,424	—	—	7,507
Issuance of common stock *	580	145	21,502	—	—	21,647
Cash dividends declared at $0.78 per share	—	—	—	—	(35,882)	(35,882)
Changes in unrealized gain on securities available-for-sale, net	—	—	—	(6,983)	—	(6,983)
Net income	—	—	—	—	99,285	99,285

Balance, December 31, 2005	46,631	11,662	107,829	987	424,778	545,256
Activity for 2006:
Exercise of stock options	237	60	4,401	—	—	4,461
Stock based compensation			1,731			1,731
Restricted stock grants*	12	3	3,670	—	—	3,673
Cash dividends declared at $0.88 per share	—	—	—	—	(41,476)	(41,476)
Changes in unrealized gain on securities available-for-sale, net	—	—	—	6,722	—	6,722
Recognized impairment loss on securities				5,077		5,077
Change in post retirement benefit obligation				(2,608)		(2,608)
Net income	—	—	—	—	94,540	94,540

Balance, December 31, 2006	46,880	$11,725	$117,631	$10,178	$477,842	$617,376

* Included in Issuance of Common Stock is compensation expense related to restricted stock awards. The amount recognized as expense was $3.7 million, $1.3 million and zero in 2006, 2005 and 2004, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Pacific Capital Bancorp

and Subsidiaries

(dollars in thousands)	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net Income	$94,540	$99,285	$87,944
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	39,223	17,327	10,782
Stock-based compensation	5,479	1,308	—
Tax benefit of stock-based compensation	(2,304)	(550)	—
Provision for credit losses	64,693	53,873	12,809
(Benefit) provision for deferred income taxes	(16,305)	(991)	2,497
Net amortization of discounts and premiums for securities and commercial paper	(4,954)	460	1,618
Amortization of net deferred loan fees	5,412	6,095	5,298
Change in accrued interest receivable and other assets	1,240	(1,560)	(16,969)
Change in accrued interest payable and other liabilities	(1,611)	8,830	5,666
Recognized loss on securities	8,610	730	2,018
Increase (decrease) in income taxes payable	7,457	(647)	1,436

Net cash provided by operating activities	201,480	184,160	113,099

Cash flows from investing activities:
Purchase of banks or branches, net of cash acquired	—	(49,544)	(123,282)
Proceeds from sale of securities	—	47,400	86,745
Proceeds from calls, maturities, and partial pay downs of AFS securities	271,545	352,977	305,808
Purchase of AFS securities	(52,435)	(206,995)	(492,847)
Purchase of bank-owned life insurance	—	(60,000)	—
Net increase in loans made to customers	(882,579)	(677,833)	(484,505)
(Purchase) sale of tax credit investments	(8,070)	(4,603)	(180)
FHLB stock (purchases)	(20,644)	(2,120)	—
Net purchase or investment in premises and equipment	(15,263)	(29,980)	(25,362)

Net cash used in investing activities	(707,446)	(630,698)	(733,623)

Cash flows from financing activities:
Net increase in deposits	28,535	251,852	366,202
Net increase in borrowings with maturities of 90 days or less	55,712	276,251	93,797
Proceeds from long-term debt and other borrowing	717,608	183,811	244,314
Tax Benefit of stock-based compensation	2,304	550	—
Payments on long-term debt and other borrowing	(265,801)	(232,126)	(111,220)
Proceeds from issuance of common stock	4,386	27,846	8,927
Dividends paid	(41,476)	(35,882)	(31,400)

Net cash provided by financing activities	501,268	472,302	570,620

Net (decrease) increase in cash and cash equivalents	(4,698)	25,764	(49,904)
Cash and cash equivalents at beginning of year	158,880	133,116	183,020

Cash and cash equivalents at end of year	$154,182	$158,880	$133,116

Supplemental disclosure:
Interest paid during the year	$187,803	$107,273	$67,370
Income taxes paid during the year	$59,230	$58,323	$49,000
Non-cash additions to other real estate owned	$—	$—	$2,910

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pacific Capital Bancorp

and Subsidiaries

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pacific Capital Bancorp (the “Company”) is a bank holding company organized under the laws of California. Through its banking subsidiary, Pacific Capital Bank, N.A. (“PCBNA” or “the Bank”), the Company provides a full range of commercial and consumer banking services to households, professionals, and small- and medium-sized businesses. The banking services include making commercial, leasing, consumer, refund anticipation loans (“RAL”), commercial and residential real estate loans and Small Business Administration guaranteed loans. Deposits are accepted for checking, interest bearing checking (“NOW”), money market, savings, and certificate of deposit accounts. PCBNA also offers safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashiers checks. A wide range of wealth management services is offered through the Wealth Management segment and through a wholly-owned subsidiary, Morton Capital Management (“MCM”), purchased in July 2006. PCBNA is also one of the largest nationwide providers of financial services related to the electronic filing of income tax returns that generate our RAL and refund transfers (“RT”) business lines.

PCBNA conducts its banking services under six brand names: Santa Barbara Bank & Trust (“SBB&T”), First National Bank of Central California (“FNB”), South Valley National Bank (“SVNB”), San Benito Bank (“SBB”) Pacific Capital Bank (“PCB”), and First Bank of San Luis Obispo (“FBSLO”). The offices using the SBB&T brand are located in Santa Barbara and Ventura Counties. Offices using FNB are located in the counties of Monterey and Santa Cruz. Offices in southern Santa Clara County use SVNB, offices in San Benito County are branded SBB and offices in San Luis Obispo County are branded FBSLO. These brand names were formally the names of independent banks merged at various times and eventually into PCBNA. The offices of the former Pacific Crest Bank that were acquired in the purchase by the Company of Pacific Crest Capital Inc. (“PCCI”) described in Note 2, Mergers and Acquisitions were merged into PCBNA and use the brand name Pacific Capital Bank.

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

Certain amounts in the 2004 and 2005 financial statements have been reclassified to be comparable with classifications used in the 2006 financial statements.

Consolidation of Subsidiaries

The Company has seven subsidiaries.

•	PCBNA is a consolidated wholly-owned subsidiary of the Company referred to as “PCBNA” or “the Bank”.

•

SBB&T RAL Funding Corporation is a consolidated wholly-owned subsidiary of the Company that is used in the securitization of RAL as described in Note 11, “Securitizations and Servicing of Financial Assets”.

•

Five wholly-owned unconsolidated subsidiaries, used as business trusts in connection with issuance of trust-preferred securities that are described in Note 14, Long-term Debt and Other Borrowings to the Financials Statements.

PCBNA has one consolidated subsidiary, MCM, that was purchased in July 2006 to increase our customer base for providing trust and investment advisory services. The Bank also retains ownership in several Low-Income Tax Housing Partnerships that generate tax credits but variable interest entities and they are not consolidated into our Financial Statements.

Low-income Tax Credit Partnerships:  The Company has invested $29.0 million in limited partnerships that construct low-income housing. The partnerships generate tax credits for the Company. Generally, the Company’s partnership interests are less than 50% of the total interests. There are two partnerships for which the Company owns a greater than 50% interest. The Company is the primary beneficiary of these partnerships and, if material, would consolidate these partnerships in its financial statements.

The Company is not aware of any other entities that should be considered for consolidation.

Securities

All investments reported by the Company as securities are debt securities. Securities may be classified as held-to-maturity, available-for-sale or trading securities. The appropriate classification is decided at the time of purchase. All securities currently held by the Company are classified as available-for-sale. The Company does not hold any of its securities in a trading or held-to-maturity portfolio.

Securities classified as available-for-sale are reported as an asset on the consolidated balance sheet at their estimated fair value. When the fair value of the security portfolio increases, the security balance increases and when the fair value declines, the security balance decreases. As the fair value of these securities changes, the changes are generally reported net of income tax as an element of other comprehensive income (“OCI”). When securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income.

When the estimated fair value of a security is lower than the book value, a security is considered to be impaired. We are required to report in our financial statements whether the impairment is temporary or other than temporary. The Company periodically reviews impaired securities to determine whether the impairment is other than temporary. Factors that would be considered in deciding whether the impairment is other than temporary include:

•	the nature of the investment;

•	the cause(s) of the impairment;

•	the severity and duration of the impairment;

•	the strength of the market for the security;

•	the length of time the Company intends and is able to hold the security; and

•	credit ratings for the security and its sector.

If the impairment is determined to be other than temporary, the Company will recognize this impairment by charging the unrealized loss to non-interest income in the period in which the impairment occurs or is otherwise deemed to be other than temporarily impaired.

The Company uses specific identification to determine the cost of securities sold.

Interest income is recognized based on the coupon rate and increased by the accretion of discounts or decreased by the amortization of premiums over the contractual life of the security using the interest method.

PCBNA is a member of both the Federal Reserve Bank of San Francisco (“FRB”) and the Federal Home Loan Bank of San Francisco (“FHLB”), and as a condition of membership in both organizations, it is required to purchase stock. In the case of the FRB, the amount of stock that is required to be held is based on PCBNA’s capital accounts. As PCBNA’s capital has increased, it has been required to purchase additional shares. In the case of the FHLB, the amount of stock required to be purchased is based on the borrowing capacity desired by PCBNA. While technically these are considered equity securities, there is no market for the FRB and FHLB stock. Therefore, the shares are considered as restricted investment securities and reported as other assets in the Consolidated Balance Sheets. Such investments are carried at cost that is equal to their redemption value. The dividend income received from the stock is reported in the other income category within non-interest income.

Loans, Interest and Fees from Loans

Loans are carried at their outstanding balances net of any unearned fees, unamortized deferred fees and costs on the originated loan and premiums or discounts on purchased loans which are recorded at fair value on the date of purchase. Unearned fees, deferred fees and costs and premiums and discounts paid on purchased loans are amortized into interest income over the contractual life of the loan using the interest method. Interest on loans is calculated on a simple interest basis, based on the contractual interest rate agreed upon between the borrower and the Bank at the time the loan was originated.

The Company has the intent and ability to hold loans until their maturity and therefore, they are reported at book value.

Nonaccrual Loans:  When a borrower is not making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. Generally, the Company places loans in a nonaccrual status and ceases recognizing interest income when the loan has become delinquent by more than 90 days and/or when management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well secured by collateral and collection efforts are being actively pursued.

When a loan is placed in a nonaccrual status, any accrued but uncollected interest for the loan is reclassified out of interest income in the period in which the status is changed. Subsequent payments received from the customer are applied to principal and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. In the case of commercial customers, the pattern of payment must also be accompanied by a change in the financial condition of the borrower such that there are strong prospects of continued timely payments.

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

Prepayments:  Generally, consumer borrowers prepay their loans before their contractual maturity. When interest rates are declining, the Company expects the rate of prepayments to increase. Changes in the rate of prepayments impact the amortization of deferred origination fees and costs. The Company recognizes the remaining unamortized amounts into interest income when a loan prepays before the contractual maturity.

RAL/RT Programs

RAL interest income varies based on the amount of the loan and not the time the loan is outstanding. The larger the loan, the larger the amount at risk from nonpayment and therefore the fee varies by the amount of funds advanced due to the increased credit risk rather than the length of time that the loan is outstanding. Nonetheless, because the customer signs a loan application and note, the Company reports the fees as interest income.

RT Fees

When customers do not choose or do not qualify for a RAL, they may still benefit from an expedited payment of their income tax refund. An RT is an electronic transfer of an income tax refund directly to the taxpayer. The Company acts as a conduit from the IRS to the taxpayer enabling a quick and safe delivery of the taxpayer’s income tax refund. There is no credit risk or borrowing cost for the Company because RT’s are only delivered to the taxpayer upon receipt of the refund directly from the IRS. Payment of an RT is made in one of two ways. The Company either authorizes the tax preparer to provide a check directly to the taxpayer or the Company deposits the refund into a taxpayer’s account. Fees earned on RTs are recognized as fee income within non-interest income.

Refund Anticipation Loan Securitization

The Company established a special purpose, wholly owned subsidiary named SBB&T RAL Funding Corporation to securitize RALs into multi-seller conduits, backed by commercial paper. PCBNA acts as the servicer for all such RALs during the securitization period. These occur during the first quarter of each year. Generally, the securitization holds loans for only three or four weeks during January and February of each year. All loans sold into the securitization are either fully repaid or charged-off by March 31st of each calendar year and no securitization balances are outstanding at December 31st of each calendar year. The potential does exist for subsequent recoveries throughout the remainder of the calendar year, however, the Company believes the impact of these recoveries are immaterial to the financial statements and has recognized such recoveries in subsequent quarters.

Allowance for Credit Losses

Allowance for credit losses is management’s estimate of credit losses inherent with our loan portfolio at each balance sheet date. The calculation for the allowance for credit losses is calculated utilizing many different factors. The factors used in calculating this estimate are:

•	loan balances

•	risk rating of the loans

•	loan pool segmentation

•	historical loss analysis

•	identification, review, and valuation of impaired loans

•	the economy

•	concentration of lending activities

•	growth in the loan portfolio

•	change in delinquencies

•	control environment of each lending unit

•	management and staffing turnover

•	whether the loan is considered structured financing

The Company’s estimate of unrecognized losses is reported in allowance for credit losses. The amount in the allowance for credit losses changes from period to period and is based and on the factors listed above. The change in the amount of the allowance reflects the change in the estimated allowance for credit losses with an offsetting amount that is recorded in the provision for credit losses.

GAAP, banking regulations, and sound banking practices require that the Company record this estimate of unrecognized losses in the form of an allowance for credit losses. When loans are determined to be uncollectible, losses are recognized and accounted for as charged-off against this allowance. When the Company recovers an amount on a loan previously charged-off, the recovery increases the amount of allowance. It is necessary to make an estimate of the amount of loss inherent but unrecognized in the credit portfolios prior to the realization of such losses through charge-off.

Allowance for credit loss from RALs:  RALs are generally all originated in the first and second quarters of the year. The process of estimating an allowance for credit losses related to RALs is similar to that used for the other categories that have large numbers of small-balance loans, e.g. consumer and residential real estate. Specifically, the Company uses loss rates from prior years to estimate the inherent losses. However, because of the uncertainty of repayment after more than nine months after origination, all RALs unpaid at year-end are charged-off. Therefore, the Company does not have an allowance for credit loss for unpaid loans at the end of each year.

Credit loss from off-balance sheet instruments:  In addition to the exposure to credit loss from outstanding loans, the Company is also exposed to credit loss from certain off-balance sheet instruments such as unused loan commitments and letters of credit. Losses are experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a financially weak borrower.

As with its outstanding loans, the Company determines an estimate of losses inherent in these contractual obligations. The estimate for credit losses on off-balance sheet instruments is included within other liabilities and the charge to income that establishes this liability is included as a non-interest expense.

Income Taxes

The Company uses the accrual method of accounting for financial reporting purposes as well as for tax return purposes. However, there are still several items of income and expense that are recognized in different periods for tax return purposes than for financial reporting purposes. When items of income or expense are recognized in different years for financial reporting purposes than for tax return purposes, they represent “temporary differences.” The Company is required to provide in its financial statements for the eventual liability or deduction in its tax return for these temporary differences until the item of income or expense has been recognized for both financial reporting and for taxes. The provision is recorded in the form of deferred tax expense or benefit as the temporary differences arise. Deferred tax assets represent future deductions in the Company’s income tax return, while deferred tax liabilities represent future payments that must be made.

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

Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements whichever is shorter.

Management annually reviews premises, equipment and other long-term assets in order to determine if facts and circumstances suggest that an asset is not recoverable. Based on the annual assessment for impairment, Management determined that $9.3 million of the electronic equipment and software for the core IT system was obsolete in the fourth quarter of 2006 and this amount was charged through the Income Statement.

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

Mortgage and Other Loan Servicing Rights

Included in other assets are mortgage and other loan servicing rights. The Company receives a fee for servicing loans for other investors. The right to receive this fee for performing servicing (mortgage servicing rights or “MSR”) is of value to the Company and could be sold should the Company choose to do so. Companies engaged in mortgage banking activities or in servicing loans for others are generally required to recognize MSRs as separate assets. The rights are recorded at the net present value of the fees that will be collected; less estimated servicing costs, which approximates fair value. The capitalized fees are amortized to non-interest income over the expected lives of the loans. Estimates of the lives of the loans are based on several industry standard sources.

Because the rate at which consumers prepay their loans is impacted by changes in interest rates—prepayments increase as rates fall, and decrease as rates rise—the value of the servicing right changes with changes in interest rates. Changes in the value are reflected in the financial statements by adjustments to a valuation allowance, which offsets the asset, and by changes or credits to non-interest income. Changes to the valuation allowance are only made to reflect impairment or increases in value up to the amount of previously recognized impairments.

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

Trust Assets and Investment and Advisory Fees

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

Restricted stock is accounted for as described below in the section titled, “Restricted Stock Awards” in Note 19, Stockholders’ Equity on page 100. Unvested stock for which compensation expense has been recognized is included as an addition to the weighted average shares outstanding during each period. Once vested, the shares are included in the weighted average shares outstanding.

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

Other Real Estate Owned and Other Foreclosed Property

Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called other real estate owned (“OREO”). OREO is originally recorded in the Company’s financial records at the fair value of the OREO less estimated costs to sell. If the outstanding balance of the loan is greater than the fair value of the OREO at the time of the acquisition, the difference is charged-off against the allowance for credit losses. Any senior debt to which other real estate owned is subject to is included in the carrying amount of the property and an offsetting liability is reported along with other borrowings. Other collateral obtained through foreclosure proceedings is accounted for in a similar fashion.

During the time the property is held, all related operating or maintenance costs are expensed as incurred. Later decreases in the fair value of the property are charged to non-interest expense by establishing valuation allowances in the period in which they become known. Increases in the fair value may be recognized as reductions of non-interest expense but only to the extent that they represent recoveries of amounts previously written-down. Expenditures related to improvements of the property are capitalized to the extent that they are realizable through increases in the fair value of the properties. Increases in market value in excess of the fair value at the time of foreclosure are recognized only when the property is sold.

At December 31, 2006 and 2005, the Company held OREO that had a recorded value, less estimated costs, of $2.9 million, which is less than the Company’s estimate of the fair value of the property.

Derivative Financial Instruments

GAAP requires that all derivatives be recorded at their current fair value on the balance sheet. Certain derivative transactions that meet specified criteria, qualify for hedge accounting under GAAP. If a derivative does not meet the specific criteria, gains or losses associated with changes in its fair value are immediately recognized in the income statement.

Goodwill and Intangible Assets

In connection with the acquisitions, the Company has recorded the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. Management annually reviews the goodwill in order to determine if facts and circumstances suggest that it is not recoverable. Based on its annual assessment for impairment, management does not believe that any material impairment of goodwill has occurred.

Intangible assets are generally acquired in an acquisition. If the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so, the acquired intangible asset will be separately recognized. Such intangible assets are subject to amortization over their useful lives. Among these intangibles assets are core deposit intangibles, customer relationship intangibles and loan servicing rights. The Company amortizes core deposit intangibles over their estimated useful life. The customer relationship and loan servicing rights are amortized in proportion to and over the life of the anticipated service fee revenue.

The goodwill is allocated to the segments based on the perceived value of the acquired institution. For the PCCI and FBSLO acquisitions, goodwill and the core deposit intangible are included in the Community Banking segment. With the July 2006 acquisition of MCM, the goodwill and core relationship intangible are included in the Wealth Management segment.

Other Comprehensive Income

Other Comprehensive income includes all revenues, expenses, gains, and losses that affect the capital of the Company aside from issuing or retiring shares of stock. The components of comprehensive income are:

•	Net income

•	Unrealized gains or losses on securities that are classified as available-for-sale

•	Unfunded post retirement benefits

Segment Reporting

GAAP requires that the Company disclose certain information related to the performance of various segments of its business. Segments are defined based on how operating decisions and assessing performance is viewed by our executive committee. Management has determined that the Company has five reportable segments: Community Banking, Commercial Banking, Tax Refund Programs, Wealth Management, and All Other. The factors used in determining these reportable segments are more fully explained in Note 25, Segment Reporting beginning on page 107.

Stock-Based Compensation

As part of our employee’s compensation, the Company grants non-qualified stock options and restricted stock. All stock based compensation are accounted for per Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS 123R”). The accounting for stock based compensation expense is disclosed in our financial statements in Note 19, Shareholders’ Equity of these Financial Statements.

The Company adopted SFAS 123R on January 1, 2006. This statement requires issuers to record compensation expense over the vesting period of the share-based award. In the case of non-qualified stock options, the amount of compensation expense to be recognized over this term is the “fair value” of the options at the time of the grant utilizing the binomial lattice option-pricing model. The option-pricing model computes fair value for the options based on the length of their term, the volatility of the stock price in past periods, and other factors.

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

In addition to granting non-qualified stock options, the Company also started granting restricted stock in April 2005. Since granting restricted stock, the Company has expensed these shares over the vesting period. Restricted stock does not get valued with a pricing model. The amount of expense is based on the shares granted multiplied by the stock price on the date of the grant and, then the expense is incurred over the vesting period. When the restricted stock is vested, the employee receives the stock that vests and the employee is only required to pay for the tax burden associated with the compensation received, i.e. the vested stock.

Other Recent Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. The adoption of FIN 48 will be effective for fiscal periods beginning after December 15, 2006. Management is assessing the impact of adopting FIN 48 and, we do not believe that the implementation will have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy. This statement also clarifies how the assumptions of risk and the effect of restrictions on sales or use of an asset effect the valuation. The Company will have the election to adopt this statement for fiscal years beginning January 1, 2007 with earlier adoption permitted.

2.    MERGERS AND ACQUISITIONS

Over the last three years, the Bank has acquired three companies:

•	MCM in July 2006

•	FBSLO in February 2005

•	PCCI in March 2004

On May 16, 2006, PCBNA entered into an Asset Purchase Agreement with MCM, a California-based registered investment advisor which at July 1, 2006 managed assets in excess of $850 million and provided planning and investment solutions to individuals, foundations, retirement plans and select institutional clients. The MCM acquisition will give the Company an opportunity to provide an expanded array of products to our existing wealth management clients and provide PCBNA’s products to MCM’s clientele. On July 1, 2006, PCBNA acquired MCM for a cash payment of approximately $7.0 million. In exchange, PCBNA acquired substantially all of the assets and liabilities of MCM and formed a new wholly-owned subsidiary of PCBNA named MCM. In connection with the acquisition of MCM, the Company has recorded $4.7 million of goodwill and $2.3 million for the customer relationship intangible. The customer relationship intangible began amortization at the date of purchase and will be amortized based on an estimated life of 15 years with adjustments based on forecasted cash flows.

On February 28, 2005, the Company entered into a definitive agreement with First Bancshares, Inc. (“FBSLO”) under which the Company would acquire FBSLO in an all cash transaction. The FBSLO transaction closed on August 1, 2005. The consideration paid was $60.8 million in cash, or $48 per each diluted share of FBSLO stock. FBSLO was headquartered in San Luis Obispo, California, had two branches that provided traditional deposit and loan products to its customers, including commercial and commercial real estate loans; checking, savings, and certificate of deposits; and other traditional banking services through its banking subsidiary. At the time of acquisition, FBSLO had begun the process of opening a denovo branch in Paso Robles, California, which the Company opened in November of 2006. The Company acquired FBSLO for its customer relationships and as an entry vehicle into San Luis Obispo County. The Company believes that there are many customers in San Luis Obispo County similar to its current customers in those primary market areas. The Company acquired $51.3 million in investment securities, $217 million in loans, $254 million in deposits, and other assets and liabilities. The excess of the purchase price over the net fair value of the assets and liabilities, $32.1 million, was recognized as goodwill as discussed in Note 9, Goodwill and Other Intangible Assets of these financial statements.

On March 5, 2004, the Company acquired PCCI in an all cash transaction valued at $135.8 million, or $26 per each diluted share of PCCI common stock. PCCI was an Agoura Hills, California-based bank holding company that conducted business through its wholly-owned subsidiary, Pacific Crest Bank. The bank had three branches located in Beverly Hills, Encino and San Diego. Since its establishment in 1974, Pacific Crest Bank had operated as a specialized business bank serving small businesses, entrepreneurs and investors. Its products include customized loans on income producing real estate, business loans under the U.S. Small Business Administration (“SBA”) 7(a) and 504 programs, lines of credit and term loans to businesses and professionals, and savings and checking account programs. Pacific Crest Bank was an SBA-designated “Preferred Lender” in California, Arizona and Oregon. In addition to three branches, it operated six loan production offices in California and Oregon. The Company acquired PCCI primarily for its commercial real estate and SBA commercial business lending operations. The Company’s Consolidated Statements of Income include the operations of PCCI from March 6, 2004 through December 31, 2005. The Company acquired $121 million in investment securities, $419 million in loans, $291 million in deposits, and other assets and liabilities. The excess of the purchase price over the net fair value of the assets and liabilities, $78.5 million, was recognized as goodwill as discussed in Note 9, Goodwill and Other Intangible Assets of these financial statements.

The Company has not disclosed proforma financial information about combined operations, as the acquisitions were not material to the Company as a whole.

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

(amounts in thousands other than per share amounts)	Basic Earnings Per Share	Diluted Earnings Per Share

For the Year Ended December 31, 2006
Numerator—Net Income	$94,540	$94,540

Denominator—weighted average shares outstanding	46,770	46,770

Plus: net shares issued in assumed stock based compensation		329

Diluted denominator		47,099

Earnings per share	$2.02	$2.01
Anti-dilutive options excluded		142
Weighted average stock price during the year		$32.23

For the Year Ended December 31, 2005
Numerator—Net Income	$99,285	$99,285

Denominator—weighted average shares outstanding	45,964	45,964

Plus: net shares issued in assumed stock based compensation		394

Diluted denominator		46,358

Earnings per share	$2.16	$2.14
Anti-dilutive options excluded		157
Weighted average stock price during the year		$32.85

For the Year Ended December 31, 2004
Numerator—Net Income	$87,944	$87,944

Denominator—weighted average shares outstanding *	45,535	45,535

Plus: net shares issued in assumed stock based compensation*		376

Diluted denominator *		45,911

Earnings per share	$1.93	$1.92
Anti-dilutive options excluded		28
Weighted average stock price during the year		$29.17

*	Prior year shares were adjusted to account for stock split in June 2004.

4.    CASH AND DUE FROM BANKS

All depository institutions are required by law to maintain reserves against their transaction deposits. The reserve must be held in cash or with the Federal Reserve Bank (“FRB”) for their area. The amount of reserve may vary each day as banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The average daily cash reserve balances required to be maintained by PCBNA totaled approximately $6.9 million in 2006 and $6.9 million in 2005. In addition, PCBNA must maintain sufficient balances to cover the checks written by bank customers that are clearing through the FRB because they have been deposited at other banks. This generally means that PCBNA holds substantially more than the $6.9 million minimum amount at FRB.

5.    SECURITIES

A summary of securities owned by the Company at December 31, 2006 and 2005, is as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006
Available-for-sale:
U.S. Treasury obligations	$64,653	$—	$(504)	$64,149
U.S. Agency obligations	208,264	—	(2,032)	206,232
Collateralized mortgage obligations	64,833	31	(880)	63,984
Mortgage-backed securities	601,252	584	(15,541)	586,295
Asset-backed securities	3,021	9	—	3,030
State and municipal securities	211,817	32,114	(479)	243,452

	$1,153,840	$32,738	$(19,436)	$1,167,142

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
Available-for-sale:
U.S. Treasury obligations	$100,208	$34	$(1,189)	$99,053
U.S. Agency obligations	261,854	23	(3,194)	258,683
Collateralized mortgage obligations	63,429	9	(1,186)	62,252
Mortgage-backed securities	721,704	662	(18,585)	703,781
Asset-backed securities	7,114	—	(20)	7,094
State and municipal securities	213,537	25,828	(679)	238,686

	$1,367,846	$26,556	$(24,853)	$1,369,549

The Mortgage-Backed Securities in the tables above primarily consist of securities issued by Government Sponsored Enterprises, specifically Fannie Mae, Freddie Mac, and Federal Home Loan Banks.

Our company places all of our securities in an available for sale portfolio and, the unrealized gains or losses are accounted for by placing the unrealized gain or loss in an asset account with a corresponding amount in OCI, which is then reduced by a deferred tax asset at our statutory tax rate of 42.05%. The fair value is based on obtaining current market prices from independent sources for each security held. If a security is in an unrealized loss position for more than twelve months, management is required to state whether or not each security is temporarily or permanently impaired.

During the fourth quarter of 2006, the Company decided to change the intent to sell a portion of the investment portfolio formally referred to as the 2003 and 2004 leveraging strategy. The 2003 and 2004 leveraging portfolio’s original strategy was to purchase mortgage-backed securities to absorb excess capital during a slow loan growth period. The securities in the 2003 and 2004 leveraging portfolio have been tracked in a separate portfolio since their purchase and the performance in this portfolio has not met our expectations. We have also changed our intent to sell these securities rather than to hold them in our portfolio until they recover. In response to the change in our intent to sell the 2003 and 2004 leveraging portfolio, we have marked the securities in this portfolio to market as of December 31, 2006 at $326.5 million and, accounted for the unrealized loss of $8.8 million in non-interest income.

The Company will be selling the securities acquired in connection with the 2003 and 2004 leveraging portfolios during the first quarter of 2007. Any difference between the realized loss on the sale and the impairment loss realized in 2006 will be accounted for within the income statement. The proceeds from the sale will be used to reduce wholesale borrowings and to reinvest in higher yielding securities. Both actions will improve the Company’s net interest margin.

The following table shows all securities that are in an unrealized loss position and temporary impaired as of December 31, 2006 and 2005.

	Less than 12 months		12 months or more		Total
As of December 31, 2006 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$19,688	$(22)	$250,693	$(2,514)	$270,381	$(2,536)
Mortgage Backed Securities	21,331	(163)	536,029	(15,378)	557,360	(15,541)
Municipal Bonds	8,419	(35)	16,326	(444)	24,745	(479)
Asset backed Securities	—	—	—	—	—	—
Collateralized mortgage obligations	13,675	(22)	48,458	(858)	62,133	(880)

Subtotal, Debt Securities	63,113	(242)	851,506	(19,194)	914,619	(19,436)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$63,113	$(242)	$851,506	$(19,194)	$914,619	$(19,436)

	Less than 12 months		12 months or more		Total
As of December 31, 2005 (dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$164,351	$(1,925)	$133,877	$(2,458)	$298,228	$(4,383)
Mortgage Backed Securities	281,303	(3,610)	410,473	(14,975)	691,776	(18,585)
Municipal Bonds	25,074	(216)	11,481	(463)	36,555	(679)
Asset backed Securities	6,176	(19)	918	(1)	7,094	(20)
Collateralized mortgage obligations	32,284	(411)	28,629	(775)	60,913	(1,186)

Subtotal, Debt Securities	509,188	(6,181)	585,378	(18,672)	1,094,566	(24,853)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$509,188	$(6,181)	$585,378	$(18,672)	$1,094,566	$(24,853)

The unrealized loss of $19.4 million includes $8.8 million related to the 2003 and 2004 leveraging strategy portfolios as of December 31, 2006.

The remaining unrealized losses of $10.7 million are largely a result of market interest rate fluctuations. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2006. The Company has the ability and the intention to hold these securities until their fair values recover. As such, management does not believe that there are any securities, other than those previously identified that are other-than-temporarily impaired, and therefore, no additional impairment charges are warranted.

The amortized cost and estimated fair value of debt securities at December 31, 2006 and 2005, by contractual maturity, are shown in the next table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. With interest rates on a number of the Company’s securities with coupon rates higher than the current market rates, management expects that issuers that have the right to call the securities will exercise their rights and will pay the bonds off earlier than their contractual term.

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

(dollars in thousands)	December 31,
	2006	2005

Available for Sale
Amortized cost:
In one year or less	$135,230	$141,264
After one year through five years	528,175	876,075
After five years through ten years	289,666	158,206
After ten years	200,769	192,301

Total Securities	$1,153,840	$1,367,846

(dollars in thousands)	December 31,
	2006	2005
Estimated fair value:
In one year or less	$125,442	$140,082
After one year through five years	524,664	857,932
After five years through ten years	289,136	158,525
After ten years	227,900	213,010

Total Securities	$1,167,142	$1,369,549

The proceeds received from sales and calls of debt securities and the gross gains and losses that were recognized for the years ended December 31, 2006, 2005, and 2004 are shown in the next table.

(in thousands)	2006			2005			2004
	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses
Available-for- sale:
Sales	$—	$—	$—	$47,400	$—	$(730)	$86,745	$37	$(2,055)
Calls	$9,702	$157	$(6)	$1,550	$—	$—	$1,869	$—	$—

Securities with a carrying value of approximately $988.4 million at December 31, 2006, and $1.28 billion at December 31, 2005, were pledged to secure public funds, trust deposits, repurchase agreements and other borrowings as required or permitted by law.

6.    LOANS

The loan portfolio consists of the following:

(dollars in thousands)	December 31,
	2006	2005
Real estate:
Residential—1 to 4 family	$1,393,681	$1,128,318
Multi-family residential	287,626	256,857
Nonresidential	1,226,439	1,160,864
Construction	536,443	374,500
Commercial loans	1,072,831	934,840
Home equity loans	372,637	319,195
Consumer loans	527,751	431,542
Leases	297,526	287,504
Other Loans	3,899	3,666

Total loans	$5,718,833	$4,897,286

The amounts above are shown net of deferred loan origination, commitment, and extension fees and origination costs of $7.1 million for 2006 and $6.2 million for 2005. Nonresidential real estate loans consist of a variety of commercial buildings including office, manufacturing facilities, wineries and warehouses.

The Company had outstanding partial participations of loans totaling $39.9 million, $27.4 million, and $23.5 million at December 31, 2006, 2005, and 2004 respectively.

Related Parties

In the ordinary course of business, the Company has extended credit to directors and executive employees of the Company totaling $7.8 million at December 31, 2006 and $6.7 million at December 31, 2005. Such loans are subject to ratification by the Board of Directors, exclusive of the borrowing director. Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to borrowers of similar credit worthiness that are not related parties.

Impaired Loans

The table below discloses information about the loans classified as impaired and the valuation allowance related to them:

(dollars in thousands)	December 31,	December 31,
	2006	2005
Impaired loans for which a valuation allowance has been established	$—	$1,960
Impaired loans for which no valuation allowance has been established	19,887	58,516

Loans identified as impaired	$19,887	$60,476

Valuation allowance for Impaired loans	$—	$308

(dollars in thousands)	December 31,
	2006	2005	2004
Average amount of recorded investment in impaired loans for the period	$35,375	$46,372	$42,803
Interest recognized during the period for impaired loans	$2,891	$4,835	$1,093
Interest received in cash during the year for loans identified as impaired at year-end
	$2,347	$4,696	$1,972

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. The valuation allowance amounts disclosed above are included in the allowance for credit losses reported in the balance sheets for December 31, 2006 and 2005. Impaired loans for which no valuation allowance has been established has decreased $38.6 million since December 31, 2005. Several large loans that were impaired as of December 31, 2005, either paid-off or were upgraded during 2006. As of December 31, 2006, all of the impaired loans except two, relating to a single borrower are included in nonaccrual loans in the table below.

Nonaccrual and Past Due Loans Still Accruing:

(dollars in thousands)	December 31,
	2006	2005

Nonaccrual loans	$17,049	$16,590
90 days or more past due	264	1,227
Restructured Loans	—	—

Total nonperforming loans	17,313	17,817
Foreclosed collateral	2,910	2,910

Total nonperforming assets	$20,223	$20,727

Total nonperforming loans as percentage of total loan portfolio	0.30%	0.36%
Allowance for credit losses as a percentage of nonperforming loans	374%	312%

All restructured loans at December 31, 2006 and 2005 were classified as nonaccrual.

Refund Anticipation Loans

RALs are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund and subject to an underwriting process prior to approval. The loans are repaid when the Internal Revenue Service later sends the refund to the Company. The funds advanced are generally repaid within several weeks. Therefore, the processing costs and provision for loan loss represent the major costs of the loans. This is in contrast to other loans for which the cost of funds is the major cost to the Company. Because of their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has a tiered fee schedule for this service. The larger the loan, the larger the amount at risk from nonpayment and therefore the fee varies by the amount of funds advanced due to the increased credit risk rather than the length of time that the loan is outstanding. Nonetheless, because the customer signs a loan application and note, the Company reports the fees as interest income. These fees totaled $118.1 million in 2006, $64.7 million for 2005, and $36.5 million for 2004. The increase in fees for 2005 and 2006 was primarily due to changes in the contracts as described below. The loans are all made during the tax-filing season of January through April of each year. Any loans for which repayment has not been received by the end of the year are charged off. Consequently, there were no RALs included in the above table of outstanding loans at December 31, 2006 or 2005.

Change in Contracts with Jackson Hewitt for RAL/RT Programs

Throughout these financial statements, we refer to changes within our agreements with Jackson Hewitt (“JHTS contracts” or “JHTS”). For year-over-year comparison, it is important to understand the impact of the JHTS contract change for the 2005 RAL/RT Programs season versus the JHTS contract changes for the 2006 RAL/RT Programs season.

2006 Contract Change

The significant changes in 2006 relate to a new fee structure between the Company and JHTS and the execution of a Program agreement and Technology Services agreement. In prior years, the Company and JHTS shared in the interest and fee income earned on each transaction. Under the new fee structure, the Company receives 100% of the interest and fee income earned on each transaction and agrees to pay JHTS a fixed marketing and technology fee. The result is higher net interest income and higher non-interest RT fee income offset by higher non-interest expense.

2005 Contract Change

The significant change in 2005 related to the loan loss sharing arrangement between the Company and JHTS. In prior years, JHTS assumed 100% of the risk of loss on each RAL and the interest income per RAL earned by the Company was net of a loss factor. In the restructured contract, the Company assumed 100% of the risk of loss on each RAL and the loss factor that reduced the Company’s share of interest income was eliminated. This resulted in higher net interest income and higher provision for credit losses.

Pledged Loans

At December 31, 2006 loans secured by first trust deeds on residential and commercial property with principal balances totaling $925.0 million were pledged as collateral to the FRB and $2.13 billion pledged to FHLB.

These amounts pledged do not represent the amount of outstanding borrowings that are required to be supported by collateral. The Company borrows extensively during the first quarter of each year to fund its RAL Program, and pledges loans not otherwise used as collateral in advance of the need for such borrowings.

Sale of Loans

Based on consideration of interest rates, concentrations, and size of loans, the Company may sell loans to other banks or financial institutions. The Company had no commitments to sell and as of December 31, 2006 and 2005, the Company had no loans held for sale. For loans other than RALs sold through the securitization (see Note 11, Securitizations and Servicing of Financial Assets of these Financial Statements), the Company realized $2.0 million, $2.8 million, and $2.3 million of gains from the sale of loans for 2006, 2005 and 2004 respectively.

As one of its sources of funding the RAL Program, the Company sold some of the RAL loans through the securitization as described in Note 11, Securitizations and Servicing of Financial Assets of these Financial Statements. The gain of these securitizations representing the net amounts of the fees from the loans, the fees paid, and the provision expense classified as gain on sale of loans in 2006, 2005 and 2004 were $43.2 million, $26.0 million and $2.9 million, respectively. As noted above, the increase in fees for 2006 was primarily due to changes in the contracts with JHTS.

Letters and Lines of Credit

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with “off-balance sheet” risk. These financial instruments consist of commitments to extend credit and standby letters of credit.

Lines of credit are obligations to lend money to a borrower whose financial condition may indicate less ability to pay than when the commitment was originally made. In the case of standby letters of credit, this risk arises from the possibility of the failure of the customer to perform according to the terms of a contract. In such a situation the third party might draw on the standby letter of credit to pay for completion of the contract and the Company would have to look to its customer to repay these funds to the Company with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer.

The maximum non-discounted exposure to credit risk is represented by the contractual notional amount of those instruments. The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company subject to applicable legal requirements. As of December 31, 2006 and 2005, the contractual notional amounts of these instruments are as follows:

(dollars in thousands)	As of December 31, 2006					As of December 31, 2005
	Less than one year	One to three years	Three to five years	More than five years	Total

Commercial lines of credit	$287,607	$120,554	$14,228	$88,039	$510,428	$550,165
Consumer lines of credit	5,200	7,653	19,072	333,722	365,647	330,257
Standby letters of credit and financial guarantees	61,571	41,327	27,681	789	131,368	96,074

Total	$354,378	$169,534	$60,981	$422,550	$1,007,443	$976,496

The Company anticipates that a majority of the above commitments will not be fully drawn on by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies. A majority of the lines of credit are adjustable rate loans that are tied to prime or a base-lending rate. If a rate is fixed on a line of credit, the commitments are not usually for more than three months.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. At December 31, 2006, the maximum undiscounted future payments that the Company could be required to make were $131.4 million. Approximately 46.9% of these arrangements mature within one year. The Company generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized by the same types of assets used as loan collateral, however several are unsecured. The Company has recorded a $387,000 liability associated with the fair market value of the guarantees at December 31, 2006.

Management does not generally anticipate that any significant losses will arise from such draws. In 2004, however, the third party for two letters of credit issued for one customer made several draws on the letters of credit because of the borrower’s inability to meet its financial commitment. The Company did not recognize a receivable for the amount of the draw because of doubts regarding the borrower’s ability to pay the Company.

The table below shows changes in this estimate for the last three years. The funding of the letters of credit mentioned above is included in the following table.

(dollars in thousands)	Years ended December 31,
	2006	2005	2004

Beginning estimate	$1,685	$1,232	$3,942
Additions and other changes	621	571	50
Funded and written-off	(858)	(118)	(2,760)

Ending estimate	$1,448	$1,685	$1,232

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

7.    ALLOWANCE FOR CREDIT LOSSES

The following summarizes the changes in the allowance for credit losses:

(in thousands)	Years Ended December 31,
	2006	2005	2004

Balance, beginning of year	$55,598	$53,977	$49,550
Tax refund anticipation loans:
Provision for credit losses	36,662	38,210	8,468
Recoveries on loans previously charged-off	23,378	10,745	4,043
Loans charged-off	(60,038)	(48,955)	(12,511)
All other loans:
Additions and adjustments from acquisitions	—	1,683	5,143
Provision for credit losses	28,031	15,663	4,341
Recoveries on loans previously charged-off	7,890	6,711	10,704
Loans charged-off	(26,850)	(22,436)	(15,761)

Balance, end of year	$64,671	$55,598	$53,977

The ratio of losses to total loans for the RALs is higher than for other loans. As mentioned in Note 6, Loans of these Financial Statements, all RALs unpaid by the end of the year are charged-off. Therefore, no allowance for RALs is necessary. The provision for credit loss, the loans charged-off, and the loans recovered are reported separately from the corresponding amounts for all other loans.

The Company has exposure to credit losses from extending loan commitments and letters of credit as well as from loans and leases. Because funds have not yet been disbursed on these commitments and letters of credit, the face amount is not included in the amounts reported for loans and leases outstanding. Consequently, any amount provided for credit losses related to these instruments is not included in the allowance for credit losses reported in the table above, but is instead accounted for as a loss contingency. The recording of this separate liability is accomplished by a charge to other non-interest expense.

8.    PREMISES, EQUIPMENT AND OTHER LONG-TERM ASSETS

Premises and equipment consist of the following:

(in thousands)	December 31,
	2006	2005

Land	$5,764	$5,764
Buildings and improvements	30,341	30,331
Leasehold improvements	41,664	37,472
Furniture and equipment	117,386	112,308
Developed software	47,407	47,926

Total cost	242,562	233,801

Accumulated depreciation and amortization	(147,162)	(117,970)

Net book value	$95,400	$115,831

Software purchased by the Company is included above in furniture and equipment. Developed software represents the cost of developing or modifying software and primarily relates to the Company’s core accounting and retail delivery systems implemented in 2005. Included in the development costs is capitalized interest. As of December 31, 2006, the company determined that $9.3 million of capitalized software was obsolete and not in use for the purpose intended. The remaining balance of our core IT system will be depreciated over the original scheduled useful life.

For the years ended December 31, 2006, 2005, and 2004, the Company capitalized interest costs of approximately $47,000, $661,000, and $250,000, respectively. These capitalized costs are amortized over the expected life of the software. The software was installed in each of the Company’s brands except for the operations acquired from PCCI.

Depreciation and amortization on premises, equipment, other intangibles and capital lease are included in total non-interest expense as follows:

(in thousands)	December 31,
	2006	2005	2004

Depreciation and Amortization:

Depreciation on Premises and Equipment:
Building and leasehold improvements	$3,267	$2,789	$2,577
Furniture and equipment	7,310	8,053	6,274

Total Depreciation on Premises and Equipment	10,577	10,842	8,851

Software amortization:
Software amortization	15,846	4,500	—
Write-off of obsolete software	9,271	—	—

Total Software amortization	25,117	4,500	—

Amortization on other intangibles (Note 9)	3,378	1,934	1,731
Amortization on Capital Lease (Note 14)	151	51	200

Total Depreciation and Amortization	$39,223	$17,327	$10,782

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is recorded on the balance sheets in connection with acquisitions of other financial institutions or branches of other institutions that qualify as a business. The Company recognizes the excess of the purchase price over the estimated fair value of the assets received less the fair value of the liabilities assumed as goodwill. The balance at December 31, 2006 was $145.3 million and at December 31, 2005 was $140.6 million. Of the balance of goodwill at December 31, 2006, $4.7 million is related to the acquisition of MCM in 2006, $32.1 million is related to the acquisition of FBSLO in 2005 and $78.5 million is related to the acquisition of PCCI in 2004.

Goodwill is allocated to the unit(s) of the acquired company that is deemed by management to have provided the value in the acquisition. MCM was acquired to increase our wealth management customer base and provide a wider array of wealth management services. PCCI was acquired primarily for the lending units while FBSLO was acquired for its customer relationships and growth prospects. The goodwill associated with the PCCI and FBSLO acquisition is recorded in the “Community Banking” segment, which includes the Company’s deposit activities and consumer and small business lending. MCM’s goodwill is recorded in the Wealth Management segment.

The company recorded separate assets for the core deposit intangibles in relation to the FBSLO and PCCI acquisitions. The core deposit intangible is related to specific deposit relationships at the time of acquisition and is amortized for any deposit run-off in the purchased accounts. A separate asset was recorded for the customer relationship intangible from the MCM acquisition. The customer relationship intangible from the MCM purchase of $2.3 million is amortized based on estimated undiscounted cash flows over fifteen years.

(Dollars in thousands)	December 31, 2006	December 31, 2005

Initial amount recorded	$15,474	$13,174
Accumulated amortization	(8,537)	(5,159)

Unamortized balance	$6,937	$8,015

Amortization expense for these intangibles was $3.4 million, $1.9 million, and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense over the next five years on these intangibles are calculated over a weighted average life of 8.5 years and is expected to be:

Year	(Dollars in thousands)
2007	$1,346
2008	$842
2009	$727
Thereafter	$3,969

Intangible assets, including goodwill, have been and will be reviewed at least each year to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. During 2006, the total core deposit expense increased $1.4 million as the deposit balances decreased more than expected. In addition, in October 2006, we sold the deposits acquired with the PCCI acquisition from the San Diego location. Due to the sale of the San Diego deposits, we further decreased the core deposit intangible by $181,000.

10.    OTHER ASSETS

The increase in other assets from 2005 to 2006 is mostly attributed to an increase in our investment in FHLB Stock of $20.6 million, an increase in the deferred tax asset as disclosed in Note 16, Income Taxes of these Financial Statements and partially offset by a decrease in prepaid assets of $6.0 million.

Investment in FHLB Stock is in other assets. Due to the restrictive nature of the investment there is not a readily determinable fair value for the purpose of SFAS Statement No. 115 and the investment is carried at cost. As FHLB advances increase, the Company is required to increase the investment in FHLB Stock. Dividends received for the investment in FHLB Stock are recorded in other income.

11.    SECURITIZATIONS AND SERVICING OF FINANCIAL ASSETS

Refund Anticipation Loan Securitizations

The Company has established a special purpose, wholly-owned subsidiary corporation named SBB&T RAL Funding Corporation to securitize RALs into multi-seller conduits, backed by commercial paper. PCBNA acted as the servicer for all such RALs during the securitization periods. These occur during the first quarter of each year. Generally, the conduit holds loans for only three or four weeks during January and February of each year. As of March 31, 2006 and 2005, all loans sold in the securitizations had been either fully repaid or charged-off and no securitization-related loan balances were outstanding at December 31st of either year. The potential existed at March 31st of each year for subsequent recoveries on loans charged-off in the securitizations during the remainder of the year. The Company recognizes recoveries in subsequent quarters along with recoveries of other charged-off RALs as they are realized.

Below is a summary of the gain on sale of RAL loans sold into the securitizations for the last three years:

	For the Year Ended December 31,
(dollars in thousands)	2006	2005	2004

RAL fees	$60,867	$39,310	$5,920
Fees paid to investor	(1,796)	(1,082)	(162)
Commitment fees paid	(1,155)	(1,250)	(678)
Credit losses	(14,753)	(10,955)	(2,135)

Net gain on sale of RAL loans	$43,163	$26,023	$2,945

In December 2006, the Company entered into an agreement with other financial institutions to again make use of SBB&T RAL Funding Corporation for the 2007 RAL season by selling RALs into their multi-seller conduits or to the other institution directly. The terms of this agreement are substantially the same as the agreements used in prior years.

Mortgage and Other Loan Servicing Rights

As explained in Note 1, Summary of Significant Accounting Polices within these Financial Statements, the Company recognizes an asset for the value of the fees it will receive for the servicing of loans for others in excess of normal servicing costs and periodically adjusts the carrying value of this asset by means of a valuation allowance.

As of December 31, 2006, the Company serviced $135.6 million in residential loans related to the mortgage servicing rights of $1.9 million. Adjustments are made to the valuation allowance almost each quarter. In connection with the acquisitions of PCCI and FBSLO, the Company obtained non-mortgage servicing assets. These assets were created by sales of Small Business Administration (“SBA”) and commercial business loans. The servicing asset was recorded at the present value of the excess of the contractual fees that will be collected over the estimated cost of servicing the loans. The Company has continued this activity subsequent to the acquisitions. The servicing asset is amortized against non-interest income over the expected lives of the underlying loans.

(in thousands)	As of and for the years ended December 31,
	2006	2005	2004

Servicing rights recognized	$1,872	$1,789	$1,139
Servicing rights added in year, net	581	492	272
PCCI Servicing rights acquired	—	—	866
FBSLO Servicing rights acquired	—	535	—
Servicing rights amortized	(592)	(944)	(488)

Servicing rights at end of period, gross	1,861	$1,872	$1,789
Valuation allowance beginning of year	—	$(111)	$(602)
Aggregate additions to the allowance	—	(68)	(75)
Aggregate direct write downs charged against allowance	—	—	—
Aggregate reductions of the allowance	—	179	566

Valuation allowance end of year	—	$—	$(111)

Servicing rights at end of period, net	$1,861	$1,872	$1,678

12.    DEPOSITS

Deposits and the related interest expense consist of the following:

(in thousands)	Balance December 31,		Interest Expense Years Ended December 31,
	2006	2005	2006	2005	2004

Noninterest-bearing deposits	$1,079,152	$1,061,711	$—	$—	$—
Interest-bearing deposits:
NOW accounts	1,186,352	1,074,368	22,848	9,734	3,527
Money market deposit accounts	630,155	807,762	20,438	11,645	6,420
Other savings deposits	275,910	363,801	3,594	3,827	2,482
Time certificates of $100,000 or more	1,350,527	1,201,923	50,046	26,719	18,547
Other time deposits	524,305	508,301	19,910	21,030	11,166

Total	$5,046,401	$5,017,866	$116,836	$72,955	$42,142

Of the total deposits at December 31, 2006, $4.83 billion matures within 1 year; $170.0 million within 1 to 3 years, $36.5 million within 3 to 5 years, and $169,000 in more than 5 years. Certificates of deposit are the only deposits, which have a specified maturity. The balances of other deposit accounts are primarily assigned to the less than one-year time range.

As of December 31, 2006, the Company had $199.3 million of securities pledged as collateral for our Local Agency deposits.

In October 2006, the Company sold $25.2 million of deposits in conjunction with the sale of our San Diego location that was part of the PCCI acquisition. The gain on the sale of deposits was $1.8 million which includes the premium received on the deposits, the sale of the fixed assets and the write-down of the core deposit intangible associated with the deposits purchased in 2004.

13.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

Federal funds purchased consist of unsecured overnight borrowings from other financial institutions. Securities sold under agreements to repurchase (“repos”) are borrowings by the Company collateralized by pledging some of the Company’s investment securities. Federal funds purchased and overnight repos are used to balance short-term mismatches between cash inflows from deposits, loan repayments, and maturing securities and cash outflows to fund loans, purchase securities and deposit withdrawals. During the first quarter of the year, they may also be used to provide a portion of the short-term funding needed for the RAL Program. Throughout the year, repos of several weeks to several months’ maturity are offered to customers that wish to place funds with the Company in excess of the $100,000 FDIC limit on deposit insurance. The repo product provides them with collateral for their funds held by the Company.

The following information is presented concerning these transactions:

(dollars in thousands)	Repurchase Agreements Years Ended December 31,			Fed Funds Purchased Years Ended December 31,
	2006	2005	2004	2006	2005	2004
Weighted average interest rate at year-end	4.76%	3.71%	2.04%	5.21%	4.19%	2.20%
Weighted average interest rate for the year	4.32%	3.21%	1.22%	5.01%	2.97%	1.34%
Average outstanding for the year	$224,843	$100,070	$20,188	$166,280	$86,637	$100,229
Maximum outstanding at any month-end during the year	$256,283	$228,824	$31,254	$375,200	$446,300	$186,600
Amount outstanding at end of year	$225,573	$219,642	$20,941	$130,779	$227,000	$158,100
Interest expense	$9,719	$3,211	$246	$8,335	$2,570	$1,343

During the third Quarter of 2005, the Company issued repos totaling $125 million with 10-year maturities with other financial institutions. These borrowings have a variable rate of interest for an initial period and then may either be called by the other institution or will have their price reset for the remainder of their term. In each case, the initial variable rate is 80 basis points less than the three-month LIBOR rate.

14.    LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings include the following items:

(dollars in thousands)	December 31,
	2006	2005

Long term debt and other borrowings:
Federal Home Loan Bank advances	$1,088,203	$587,999
Treasury Tax & Loan amounts due to Federal Reserve Bank	104,492	8,814
Subordinated debt issued by the Bank	121,000	121,000
Senior debt issued by the Company	—	37,000
Subordinated debt issued by the Company	78,009	39,082

Total Long-term debt and other borrowings	1,391,704	793,895
Obligation under capital lease	9,468	9,317

Total Long-term debt and other borrowings and obligations under capital lease	$1,401,172	$803,212

To supplement deposits when loan demand is high and as part of the Company’s asset and liability management strategy, fixed rate term advances are borrowed from the FHLB. As of December 31, 2006, total outstanding balances to the FHLB were $1.09 billion, an increase of $500.2 million. During 2006, management entered into more long-term commitments than in the past with FHLB to take advantage of the low interest rates on longer-term borrowings. There were $318.7 million in scheduled maturities of the advances of 1 year or less, $559.4 million in 1 to 3 years, and $209.9 million in more than 3 years.

Treasury tax and loans with the Federal Reserve Bank have increased $95.7 million since December 31, 2005. The main source of this change is from $100.0 million of short-term debt maturing on January 3, 2007 through the Term Investment Option ("TIO") program. The TIO is an investment opportunity offered to participants that have treasury tax and loans with the Federal Reserve Bank. Treasury will periodically auction excess operating funds to participants for a fixed term at a rate determined through a competitive bidding process. Included within the Treasury tax and loan amounts are payroll deposits made by employers to PCBNA for eventual payment to the IRS. PCBNA may hold these deposits and pay interest on them until called by the Treasury Department.

Subordinated debt issued by the Bank qualifies as Tier 2 capital for PCBNA and the Company in the computation of capital ratios discussed in Note 20, Regulatory Capital Requirements of these Financial Statements. In December of 2003, the Bank issued $35.0 million of subordinated debt with a variable rate that reprices every three months and reprices based on the 90-day LIBOR rate plus 2.60%. The table below summarizes the debt of $121.0 million listed above.

Amount Owed (dollars in thousands)	Fixed Rate	Maturity	Call Date
$36,000	9.220%	2011	Anytime
35,000	Variable	2013	2008
50,000	5.420%	2014	2009

The subordinated debt issued by the Company includes subordinated debt of $39.2 million that was refinanced in July 2006 when the $37.0 million of senior subordinated debt issued by the Company matured, and subordinated debt assumed in connection with the PCCI and the FBSLO acquisitions. Included in the total of subordinated debt by the Company is a $450,000 premium paid in conjunction with the debt assumed with the PCCI and FBSLO acquisition. The following table shows the terms of the subordinated debt of the Company.

Owed to	Amount Owed (dollars in thousands)	Initial Fixed Rate	Maturity	Call Date	Spread over LIBOR if not called
PCC Trust I	$13,750	6.335%	2033	2008	3.25%
PCC Trust II	6,190	6.580%	2033	2008	3.15%
PCC Trust III	10,310	6.800%	2033	2008	3.10%
FBSLO Trust	8,133	6.718%	2032	2007	3.45%
PCB Trust I	39,176	7.189%	2036	2011	1.70%

The obligation under capital lease was incurred at the beginning of 2004 when the Company assumed the master lease on a shopping center in which one of its branch offices is located. Based on the payments and term of the lease, the net present value of the portion of the payments related to the buildings is recorded as a capital lease. The lease calls for monthly payments through 2038. The implied interest rate is 5.89%. The amortization of these buildings is included with depreciation expense. Rather than providing for contingent adjustments based on the consumer price index, the lease provides for specific increases during its term. The amount of lease payments for 2006 was $343,000. As of December 31, 2006, the total minimum sublease rent to be received under non-cancelable subleases is $1.8 million. The Company also leases the land under an operating lease.

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

The following tables disclose the reconciliation of the beginning and ending balances of the APBO; the reconciliation of beginning and ending balances of the fair value of the plan assets; and the funding status of the Plan as of December 31, 2006, 2005, and 2004.

(in thousands)	Years Ended December 31,
	2006	2005	2004
Benefit obligation, beginning of year	$(19,532)	$(15,755)	$(13,243)
Service cost	(1,706)	(1,732)	(1,462)
Interest cost	(1,065)	(910)	(795)
Amendments	—	5,107	—
New participants	—	(238)	(275)
Medicare prescription subsidy	—	1,983	—
Actuarial (losses) gains	1,965	(8,274)	(199)
Benefits paid	536	287	219

Benefit obligation, end of year	(19,802)	(19,532)	(15,755)

Fair value of Plan assets, beginning of year	10,466	8,553	6,085
Actual return on Plan assets	229	617	627
Employer contribution	1,500	1,500	2,000
Benefits paid	(163)	(204)	(159)

Fair value of Plan assets, end of year	12,032	10,466	8,553

Funded Status per actuarial report	(7,770)	(9,066)	(7,202)
Accrued Liability-benefit cost pre-SFAS158	3,325	3,169	2,359
SFAS158 additional benefit liability recorded	4,500	—	—

Over/(under) recognized liability	$55	$(5,897)	$(4,843)

As of December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132R”, in accordance with SFAS No. 158, the Company increased the accrued post retirement benefits by $4.5 million to bring the total under funded balance to $7.8 million and a corresponding entry to OCI for $2.6 million and a deferred tax asset of $1.9 million.

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

(in thousands)	Years Ended December 31,
	2006	2005	2004
Service cost	$1,706	$1,732	$1,462
Interest cost	1,065	910	795
Return on assets	(667)	(547)	(389)
Amortization cost	361	297	330

Net periodic postretirement cost	$2,465	$2,392	$2,198

The Use of Estimates and the Amortization of Experience Gains and Losses

The following table discloses the assumed rates that have been used for the factors that may have a significant impact on the APBO.

	December 31,
	2006	2005	2004
Discount rate	5.75%	5.53%	5.84%
Expected return on plan assets	6.50%	6.50%	6.50%
Health care inflation rate	Graded rates	Graded rates	Graded rates

The discount rate is used to compute the present value of the APBO. It is selected each year by reference to the current rates of investment grade corporate bonds, specifically Moody’s Aa corporate bond yield as of November 30. Higher discount rates result in a lower APBO at the end of the year and the NPPBC to be recognized for the following year, while lower rates raise both.

The Company uses 6.50% as its estimate of the long-term rate of return on plan assets. The APBO is a long-term liability of 30 years or more. The 6.50% rate is the assumed average earning rate over an equally long investment horizon. If the rate of return in any year is greater than this estimate, the Company will have an experience gain, and an experience loss if the rate of return is less. Earnings on the plan’s assets were 9.00%, 6.78% and 2.06%, for the years ended December 31, 2004, 2005, and 2006, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act were enacted in 2003. Beginning with 2005, the APBO disclosed in the above tables reflect the expected federal subsidy provided by the act because the Company has been able to conclude that the benefits provided by the Plan are equivalent to those provided by the act.

Increases in health insurance costs impact the portion of the APBO because such increases result in higher health insurance premiums paid by the Company. If costs rise at a higher rate than assumed by the Company, there will be an experience loss. If they rise at a lesser rate, there will be an experience gain.

For the health care inflation rate for current employees, the Company has used various rates year to year. For 2007, 2008, 2009 and thereafter, the Company has assumed 8.0%, 7.0%, 6.0% and 5.0% for future health care inflation rates, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in thousands)	1-Percentage-Point Increase	As Estimated	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$ 2,983	$ 2,504	$ 2,123
Effect on postretirement benefit obligation	$22,887	$19,802	$17,288

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

	As of December 31,
	2006	2005
Asset category:
Equity securities	100%	98%
Debt securities	0%	2%

Total	100%	100%

Funded Status

If the assets of the VEBA are more than the APBO related to employees of the Company not defined as key employees, the VEBA is over funded. If the assets of the VEBA are less than the APBO related to employees of the Company not defined as key employees, the VEBA is under funded. The funded status of the plan is shown in the first table in this note as the amount by which the plan assets are more or less than the APBO. As of December 31, 2006 the total under funded liability was $7.8 million. VEBA was under funded by $5.3 million and the APBO related to the key employees was under funded by $2.5 million.

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

Cash Flows

Contributions:  The current funding policy of the Company with respect to the non-key employee plan is to contribute assets to the VEBA at least sufficient to pay the costs of current medical premiums of retirees. In some years the Company also contributes assets to pay the costs of the life insurance premiums and to provide additional earning assets for the VEBA to reduce any under funded condition. Generally, these additional contributions will not exceed the amount that can be deducted in the Company’s current income tax return, but if they do, the tax effect of the amount in excess of deductible amount will be recognized as a deferred tax asset (See Note 16, Income Taxes). In those years that the Company does not contribute assets for the payment of the life insurance premiums, assets in the VEBA are used to pay the premiums. Proceeds from the life insurance policy payoffs will fund benefits and premiums in the future. Such proceeds are included in the assumed 6.5% rate of return on the assets of the plan. If the Company’s Employee Benefits Advisory Committee has made a formal decision on the contribution to be made for the year prior to year-end, the contribution will be recognized as a receivable in the plan assets of the VEBA. The decision on the amount of the contribution for 2003 was not made prior to year-end. Subsequent to year-end, the committee decided to contribute $1 million to the VEBA in 2004 for 2003. This contribution was made in the first quarter of 2004. Another $1 million was contributed during the remainder of 2004. During 2005 and 2006 a contribution of $1.5 million was made in each year. Management estimates that it will make contributions in the range of $1.0 to $2.0 million in 2007.

Estimated Future Benefit Payments: The Company has estimated that it will make the following benefit payments. These estimates reflect expected future service as appropriate.

Health Benefits
2007	$675
2008	735
2009	814
2010	918
2011	1,159
Years 2012-2016	$7,110

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

(in thousands)	Year Ended December 31,
	2006	2005	2004

Federal:
Current	$50,552	$42,524	$35,540
Deferred	(12,824)	(112)	1,462

Total Federal	37,728	42,412	37,002

State:
Current	18,623	17,479	13,909
Deferred	(3,481)	(879)	1,035

Total State	15,142	16,600	14,944

Total tax provision	$52,870	$59,012	$51,946

Reduction in taxes payable associated with exercises of stock options	$(772)	$(2,399)	$(2,851)
Tax credits included in the computation of the tax provision	$(2,687)	$(2,253)	$(2,382)

Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current provision as a result of the final determination made during the preparation of the Company’s tax returns as to the timing of certain deductions and credits. The total tax provision differs from the Federal statutory rate of 35.0% for the reasons shown in the following table:

	Year Ended December 31
	2006	2005	2004

Tax provision at Federal statutory rate	35.0%	35.0%	35.0%
Interest on securities and loans exempt from Federal taxation	(2.8)	(2.6)	(2.8)
State income taxes, net of Federal income tax benefit	6.7	6.8	6.9
ESOP dividends deductible as an expense for tax purposes	(0.4)	(0.3)	(0.3)
Tax Credits	(1.8)	(1.4)	(1.6)
Other, net	(0.8)	(0.2)	(0.1)

Actual tax provision	35.9%	37.3%	37.1%

The following table shows the amount of deferred tax asset or liability related to the major temporary differences as of December 31, 2006, 2005, and 2004. As disclosed in the following table, net deferred tax assets as of December 31, 2006 and 2005, totaled $28.6 million and $18.2 million, respectively. These amounts are included within other assets on the balance sheet.

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

(in thousands)
	2006	2005	2004
Deferred tax assets:
Allowance for credit losses	$30,873	$25,998	$24,743
State taxes	6,670	4,533	4,630
Accrued salary continuation plan	2,000	1,706	1,274
Deferred compensation	4,858	4,440	3,290
Premium on acquired liabilities	3,439	2,025	1,138
SFAS 123R compensation expense	794	—	—
Impairment loss on securities	4,016	—	—
Other	4,932	2,366	3,513

Total deferred tax assets	57,582	41,068	38,588

Deferred tax liabilities:
Loan costs	3,053	2,257	3,098
FHLB stock	3,484	2,311	1,550
Fixed assets	8,550	12,030	9,331
Premium on acquired loans	1,193	1,645	2,159
Federal effect of state tax asset	2,933	1,715	1,407
Other	2,369	2,156	3,080

Total deferred tax liabilities	21,582	22,114	20,625

Net deferred tax asset:
Before unrealized gains and losses on securities & post retirement obligation	36,000	18,954	17,963
Post retirement obligation	1,892	—	—
Unrealized (gains) and losses on securities	(9,276)	(716)	(5,782)

Net deferred tax asset	$28,616	$18,238	$12,181

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

17.    EMPLOYEE BENEFIT PLANS

The Company’s Employee Stock Ownership Plan (“ESOP”) was initiated in January 1985. The ESOP is a plan whereby the Company may make annual, discretionary contributions for the benefit of eligible employees. Substantially all of the contributions are invested in the Company’s common stock. Total contributions by the Company to the ESOP plan was $0, $601,000, and $1.5 million for 2006, 2005 and 2004, respectively. As of December 31, 2006, the ESOP held 1,597,030 shares.

The Company’s profit-sharing plan has two components. The Salary Savings Plan component is authorized under Section 401(k) of the Internal Revenue Code. An employee may defer up to 80% of pre-tax salary in the plan up to a maximum dollar amount set each year by the Internal Revenue Service. The Company matches 100% of the first 3% of the employee’s compensation that the employee elects to defer and 50% of the next 3%, but not more than 4.5% of the employee’s total compensation. In 2006, 2005, and 2004, the employer’s matching contributions were $2.9 million, $2.8 million and $2.4 million, respectively. The other component is the Incentive & Investment Plan (“I&I Plan”), which permits contributions by the Company to be invested in various mutual funds chosen by the employees. The Company made no contributions to this plan during 2006, 2005 and 2004.

Total contributions made by the Company to the Retiree Health Plan as discussed in Note 15, Other Postretirement Benefits of these Financial Statements were $1.5 million, $1.5 million, and $1.0 million for 2006, 2005 and 2004, respectively.

The expenses of these plans are borne by the Company.

18.    COMMITMENTS AND CONTINGENCIES

Table of Contractual Lease Obligations

The following table shows the contractual lease obligations the Company is committed to make. The nature, business purpose, and significance of the items are discussed in separate sections below the table.

(in thousands)	As of December 31, 2006
	Less than one year	One to three years	Three to five years	More than five years	Total	As of December 31, 2005
Non-cancelable leases	$10,903	$17,926	$10,624	$13,346	$52,799	$45,975
Capital leases	344	796	906	24,262	26,308	26,652

Total	$11,247	$18,722	$11,530	$37,608	$79,107	$72,627

Leasing of Premises:  The Company leases most of its office locations and substantially all of these office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of December 31, 2006, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the above table. The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants. Sub-tenants leasing space from the Company under these operating leases are contractually obligated to the Company for approximately $2.4 million. Approximately 64% of these payments are due to the Company over the next three years. Total rental expense, net of sublease income, for premises included in non-interest expenses are $10.0 million in 2006, $8.7 million in 2005, and $8.2 million in 2004.

Legal

The Company has been a defendant in a class action lawsuit brought on behalf of persons who entered into a refund anticipation loan application and agreement (the “RAL Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on March 18, 2003 in the Superior Court in San Francisco, California as Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A., and Jackson-Hewitt, Inc. The Company is a party to a separate cross-collection agreement with each of the other RAL lenders by which it agrees to collect sums due to those other lenders on delinquent RALs by deducting those sums from tax refunds due to its RAL customers and remitting those funds to the RAL lender to whom the debt is owed. This cross-collection procedure is disclosed in the RAL Agreement with the RAL customer and is specifically authorized and agreed to by the customer. The plaintiff does not contest the validity of the debt, but contends that the cross-collection is illegal and requests damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. Venue for this suit was changed to Santa Barbara. The Company filed an answer to the complaint and a cross complaint for indemnification against the other RAL lenders. On May 4, 2005, a superior court judge in Santa Barbara granted a motion filed by the Company and the other RAL lenders, which resulted in the entry of a judgment in favor of the Company dismissing the suit. The plaintiffs have filed an appeal. A hearing before the Court of Appeal was held on June 14, 2006, and the matter was taken under submission. On September 29, the Court of Appeal, in a 2-1 decision, issued an opinion, which held that the claims in the Complaint that the Company had violated certain California consumer protection laws were not preempted by Federal law and regulations. The Company and the Cross-Defendants have filed a Petition for Writ of Certiorari with the United States Supreme Court seeking to reverse the Court of Appeal’s opinion. The Company continues to believe that there is no merit to the claims made in this action and intends to vigorously defend itself.

The Company is a defendant in a class action lawsuit brought on behalf of persons who entered into a refund transfer application and agreement (the “RT Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on May 13, 2003 in the Superior Court in San Francisco, California as Alana Clark, Judith Silverstine, and David Shelton v. Santa Barbara Bank & Trust. The cross-collection procedures mentioned in the description above of the Hood case is also disclosed in the RT Agreement with each RT customer and is specifically authorized and agreed to by the customers. The plaintiffs do not contest the validity of the debt, but contend that the cross-collection is illegal and request damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. The Company filed a motion for a change in venue from San Francisco to Santa Barbara. The plaintiffs’ legal counsel stipulated to the change in venue. Thereafter, the plaintiffs dismissed the complaint without prejudice. The plaintiffs filed a new complaint in San Francisco limited to a single cause of action alleging a violation of the California Consumer Legal Remedies Act. The Company filed an answer to the complaint and a cross complaint for indemnification against the other RAL lenders. The plaintiff, the Company and co-defendant Intuit Inc. have entered into a settlement agreement, which was subject to court approval. Following a hearing, on November 28, 2006, the court found that the settlement was in all respects fair, reasonable, adequate and just and ordered entry of a Final Judgment consistent with the settlement agreement. The judgment will not have a material effect on the Company’s financial position, results of operations or cash flow. The judgment has become final and the action dismissed.

The Company is a defendant in a class action law suit brought on behalf of residents of the State of New York who engaged Jackson Hewitt, Inc (“JHI”) to provide tax preparation services and who through JHI entered into an agreement with the Company to receive a RAL. JHI is also a defendant. The lawsuit was filed on June 18, 2004, in the Supreme Court of the State of New York, County of New York as Myron Benton v. Jackson Hewitt, Inc. and Santa Barbara Bank & Trust Co. As part of the RAL documentation, the customer receives and signs a disclosure form which discloses that the Company may share a portion of the federal refund processing fee and finance charge with JHI. The plaintiffs allege that the failure of JHI and the Company to disclose the specific amount of the fee that JHI receives is unlawful and request damages on behalf of the class, injunctive relief, punitive damages and attorneys’ fees. The Company filed a motion to dismiss the complaint. In response to the complaint, on December 22, 2004, the plaintiffs filed an amended complaint. The amended complaint added three new causes of action: 1) a cause of action for an alleged violation of California Business and Professions Code Sections 17200 and 17500, et seq, as a result of alleged deceptive business practices and false advertising; 2) a cause of action for an alleged violation of California Consumer Legal Remedies Act, California Civil Code Section 1750, et seq; and 3) a cause of action for alleged negligent misrepresentation. The Company filed a motion for summary judgment. The plaintiff filed a motion for partial summary judgment. Following a court hearing on December 6, 2005, the judge took the matter under submission. In an opinion filed on July 26, 2006, the judge issued an Opinion and Order, which granted the Bank’s motion for summary judgment, denied the plaintiff’s motion for partial summary judgment, and dismissed the amended complaint. On August 17, 2006, judgment was entered in favor of the Bank. On September 15, the plaintiff filed a Notice of Appeal. On January 10, 2007, by order of the court, the appeal was withdrawn.

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

19.    SHAREHOLDERS’ EQUITY

Stock Repurchases

In 2003, the Board authorized $40.0 million for stock repurchases. At December 31, 2006, approximately $18.6 million remained to repurchase outstanding shares. Management elected not to repurchase any shares in 2004, 2005 and 2006.

Stock Issuance

During 2004, there were no shares issued except in connection with the exercise of stock options.

During 2005, the Company established a Dividend Reinvestment and Direct Stock Purchase Plan. The dividend reinvestment provision allows shareholders to have the Company’s transfer agent purchase new shares of stock with their dividends from the open market. The direct stock purchase plan allows the Company to sell shares directly to shareholders and others, as it deems advisable. Dividend reinvestment was minimal in 2006 and 2005. There were no shares issued in 2006 under the Direct Stock Purchase Plan. In 2005, approximately 580,000 shares were issued with proceeds of $29.2 million received by the Company, including $1.3 million of stock based compensation.

Stock Splits

In June 2004, the Company’s Board of Directors approved another 4 for 3 stock split. The additional stock was distributed in June 2004. All share and per share amounts appearing in these Notes and in the Consolidated Financial Statements, which these Notes accompany, have been restated to reflect this split.

The Company paid cash for fractional shares resulting from the stock split.

Stock Option Plans

Directors of the Company have an opportunity to participate in the 2005 Directors’ Stock Plan. Prior to May 2005, directors received equity awards pursuant to the terms of the Amended and Restated 1996 Directors Stock Plan, which allowed for awards of nonqualified stock options (with a reload feature) and restricted stock. Options fully vest at six months from grant date and have a five-year term. Restricted stock fully vests one year from date of grant. In May 2005, our shareholders adopted the 2005 Directors Stock Plan, which authorized 150,000 shares for to be issued for stock compensation. The Board terminated the 1995 Directors Stock Plan following shareholder approval. The 2005 Directors Stock Plan also allows for awards of stock options (no reload feature) and restricted stock. To date, restricted stock has been granted to non-employee directors, which is 100% vested one year from date of grant. The 1996 Directors Stock Plan is active only for the exercise of options held by directors. Of the original authorized shares, 139,974 shares remain for future awards of nonqualified stock options and restricted stock.

Key employees of the Company have an opportunity to participate in the Company’s 2002 Stock Plan established in January 2002. The Company’s 2002 Stock Plan was approved by our shareholders and authorized 2,666,667 shares (adjusted for 2002 and 2004 stock splits) for granting of non-qualified options and restricted stock. Most grants of employee stock options specify that the option is exercisable in cumulative 20% installments (20% after the first six months and 20% on each anniversary thereafter) and will expire ten years from the date of grant. Prior to the 2002 Stock Plan, equity awards were granted pursuant to the 1992 Amended and Restated Restricted Stock Plan, which allowed for incentive and nonqualified stock options. The 1992 Plan is active only for the exercise of options held by employees. Both plans described in this paragraph have a reload feature. Of the original authorized shares, 1,097,943 shares remain for future awards of nonqualified stock options and restricted stock.

All options outstanding in these plans were granted with an option price set at 100% of the market value of the Company’s common stock on the date of the grant.

The fair values of the Company’s employee stock options are estimated at the date of grant using a binomial lattice option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors, which would otherwise have a significant effect on the fair value of employee stock options granted, but may not be considered by the model. Accordingly, while management believes that this option-pricing model provides a reasonable estimate of fair value, this model may not necessarily provide the best single measure of fair value for the Company’s employee stock options. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.

	2006	2005	2004

Expected volatility	32%	27%-32%	26%-28%
Weighted-average volatility	32%	27%	26%
Expected dividend yield	2.5%-2.7%	2.11%-2.92%	2.18%-3.49%
Expected term (in years)	6.5	5.0	4.0-5.0
Risk-free rate	4.26%-5.00%	3.74%-6.52%	2.40%-4.01%

A summary of option activity under the Plans as of December 31, 2006, and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Expiration in Years	Aggregate Intrinsic Value ($000's)

Outstanding at January 1, 2006	1,752,083	$22.70
Granted	142,811	$32.81
Exercised	(313,429)	$19.70
Cancelled and expired	(115,593)	$30.70

Outstanding at end of year	1,465,872	$23.69	5.34	$14,704

Vested or expected to vest at Dec 31, 2006	1,437,941	$23.56	5.29	$14,593

Exercisable at end of year	1,072,101	$21.49	4.49	$13,045

The compensation cost that has been charged against income for the Company’s stock option plans was $1.7 million for 2006. No compensation cost was recognized for 2005 and 2004. Total tax benefit recognized in the income statement for stock options was $728,000 for 2006. As of December 31, 2006, there was $2.4 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years.

The weighted-average grant-date fair value of options granted during the years 2006, 2005 and 2004 was $10.33, $7.95 and $6.65, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $4.5 million, $4.8 million and $6.8 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2006, 2005 and 2004 was $2.6 million, $5.0 million and $6.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.1 million, $2.1 million and $2.6 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

Restricted Stock Awards

As of April 2005, the Company started issuing restricted stock under the stock option plans noted above. The restricted stock granted to employees vests in annual increments of 5%, 10%, 15%, 30% and 40%. The restricted stock granted to directors vests at the end of one year. Compensation expense for this stock is measured based on the closing price of the stock on the day of the grant. The compensation expense is recognized over the vesting period. The weighted-average grant-date fair value of restricted stock granted during the years 2006 and 2005 was $31.40 and $33.49, respectively. The total value of shares vested during 2006 was $1.3 million. There were no vestings of restricted stock during 2005 or 2004.

A summary of the status of the Company’s nonvested shares as of December 31, 2006 is presented below:

	Shares	Weighted Average Grant Date FV

Nonvested shares at January 1, 2006	222,134	$33.49
Granted	261,886	$31.40
Vested	(38,590)	$33.03
Forfeited	(45,825)	$33.25

Nonvested shares at December 31, 2006	399,605	$33.11

The compensation cost that has been charged against income for the Company’s restricted stock awards was $3.7 million and $1.3 million for 2006 and 2005, respectively. Total tax benefit recognized in the income statement for restricted stock awards was $1.6 million and $550,00 for 2006 and 2005, respectively. As of December 31, 2006, there was $7.7 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.9 years.

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

The table below sets forth the actual capital amounts and ratios for the Company as of December 31, 2006 and 2005. It also shows the minimum amounts and ratios that it must maintain under the regulatory requirements to meet the standard of “adequately capitalized” and the minimum amounts and ratios required to meet the regulatory standards of “well capitalized.”

For the Company, Tier I capital generally consists of common stock, surplus, and retained earnings. Tier II capital includes a portion of the allowance for credit losses and the subordinated debt mentioned in Note 14, Long-term Debt and Other Borrowings of these Financial Statements. The capital benefit of the subordinated debt is reduced 20% per year in the last five years of its term.

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

(dollars in thousands)	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$710,388	11.7%	$483,697	8.0%	$604,622	10.0%
Tier I Capital (to Risk Weighted Assets)	$530,469	8.8%	$241,849	4.0%	$362,773	6.0%
Tier I Capital (to Average Tangible Assets)	$530,469	7.4%	$284,970	4.0%	$356,213	5.0%
Risk Weighted Assets	$6,046,215
Average Tangible Assets for the Quarter	$7,124,254

As of December 31, 2005
Total Tier I & Tier II Capital
(to Risk Weighted Assets)	$611,679	11.3%	$432,066	8.0%	$540,082	10.0%
Tier I Capital
(to Risk Weighted Assets)	$433,396	8.0%	$216,033	4.0%	$324,049	6.0%
Tier I Capital
(to Average Tangible Assets)	$433,396	6.6%	$263,809	4.0%	$329,761	5.0%
Risk Weighted Assets	$5,400,822
Average Tangible Assets for the Quarter	$6,595,214

As of December 31, 2006, both PCBNA and the Company met the requirements as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the above table.

The following table shows the three capital ratios for PCBNA at December 31, 2006 and 2005. There are no conditions or events since December 31, 2006 that management believes have changed or will change PCBNA’s category for other than temporary conditions related to the RAL Program.

As of December 31,	Total Tier I and Tier II Capital to Risk Weighted Assets	Tier I Capital to Risk Weighted Assets	Tier I Capital to Average Tangible Assets

2006	11.47%	8.50%	7.22%
2005	11.18%	7.87%	6.46%

Bancorp is the parent company and sole owner of PCBNA. However, there are legal limitations on the amount of dividends, which may be paid by PCBNA to Bancorp. The amounts, which may be paid as dividends by a bank are determined, based on the bank’s capital accounts and earnings in prior years. As of December 31, 2006, PCBNA would have been permitted to pay up to $300.6 million to Bancorp.

21.    NON-INTEREST INCOME

The major grouping of non-interest income on the consolidated income statements includes several specific items: service charges on deposits accounts, trust and investment advisory fees, RT fees, gains on sale of tax refund loans, and gain or loss on sales or calls and impairment of securities.

Trust and investment advisory fees increased $3.5 million in 2006 compared to 2005 and $1.4 million in 2005 compared to 2004. The 20.7% increase is mostly attributable to the July 2006 acquisition of MCM.

RT fees totaled $44.9 million in 2006, an increase of $19.9 million over 2005 and totaled $24.9 million in 2005, an increase of $3.9 million over 2004. As previously discussed, the contract restructurings between the Company and JHTS impacted the fee structure whereas fee income per transaction increased offset by a technology and marketing fee paid to JHTS. Total RT transactions also increased by approximately 19% in 2006, however, the material increase related to the JHTS contract changes as described in Note 6, Loans of these Financial Statements. The increase in 2005 compared with 2004 is due to increased RT transactions.

The Company recorded a net gain on sale of tax refund loans of $43.2 million in 2006, $26.0 million in 2005 and $2.9 million in 2004. These gains relate to the sale of RALs through the securitization vehicle discussed in Note 11, Securitization and Servicing of Financial Assets of these Financial Statements.

As of December 31, 2006, the Company determined that $326.5 million of securities held were impaired and $8.8 million unrealized loss was accounted for in the net (loss) gain on sale on securities. Additional discussion regarding the impaired securities and the loss associated with the impairment is disclosed in Note 5, Securities of these Financial Statements.

Non-interest income also includes several general categories: other service charges on deposit accounts, other service charges and commissions and fees. Within these categories, there are a variety of revenues earned by providing services to customers. The top six items within these categories over the last three years are detailed below.

(in thousands)	December 31,
	2006	2005	2004

Included in other service charges, commissions and fees:
Collection fees	$9,190	$5,617	$4,781
Debit card fees	3,969	3,323	2,318
Prepayment penalties	1,613	1,231	539
Official check vendor commissions	1,481	1,024	515
Merchant bankcard fees	1,321	1,277	1,182
Standby letter of credit fees	1,053	1,332	1,288

The top five items over the last three years that are included in other income are detailed below.

Included in other income:
Interest/dividends on other securities	$3,521	$1,906	$2,100
Earnings on cash surrender value of bank owned life insurance	3,214	1,994	818
Gain on SBA loans	2,029	2,724	2,069
Gain on sale—San Diego Branch	1,962	—	—
Loss on tax credit partnerships	(2,408)	(1,849)	(3,644)

Collection fees are primarily earned from the RAL/RT Programs. These fees have also increased due to a change in the JHTS agreement. Before December 31, 2005 all of the collection fees were split with JHTS. Under the revised agreements, the Company retains all fees on recovered loans.

The interest/dividends on other securities represent the income from the FHLB and FRB stock held by the Company. The $1.6 million increase in interest/dividends in 2006 versus 2005 occurred due to the increase in FHLB advances during 2006 as described in Note 14, Long-term Debt and Other Borrowings of these Financial Statements.

In December 2005, the Company invested an additional $35.0 million in Bank Owned Life Insurance, which increased the cash surrender value earnings in 2006.

Loans made by the Company under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or machinery and equipment. These loans generally are secured by a combination of assets that may include equipment, receivables, inventory, business real property, and sometimes a lien on the personal residence of the borrower. SBA 7(a) loans are all adjustable rate loans based upon the prime-lending rate. The SBA generally guarantees 75%-85% of the loan balance. Under the SBA 7(a) program, the Company can sell in the secondary market the guaranteed portion of its SBA 7(a) loans and retain the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. The loan servicing spread is generally a minimum of 1.00% on all loans. During 2006, the Company originated $34.5 million in SBA 7(a) loans, of which $25.9 million represented the guaranteed portion. The Company elected to sell $18.5 million of the guaranteed portion of its SBA 7(a) loans and recognized a gain of $2.0 million.

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

22.    NON-INTEREST EXPENSE

In 2006, the Company and JHTS entered into a revised contract, described in Note 6, Loans of these Financial Statements. Within the changes of the JHTS contracts, the Company agreed to pay a fixed fee for program and technology services. The fee paid to JHTS was $54.7 million in 2006.

The increase in salary expense for 2006 can be attributed to $1.7 million of expense recognized in relation to the adoption of SFAS123-R for non-qualified stock options and $3.7 million for the expensing of Restricted Stock grants as disclosed in Note 19, Shareholders’ Equity of these Financial Statements, annual merit salary increases of approximately $3.0 million, increased benefit costs, increases in resources supporting risk management and SOX 404 compliance of approximately $1.4 million and the full-year impact of salaries from the FBSLO acquisition and the partial year impact from the MCM acquisition. The increase in 2005 is due to annual merit salary increases of $2.5 million, increased benefits and the full year impact from the PCCI acquisition.

The table below discloses the largest items included in other non-interest expense. Consultant expense includes the Company’s independent accountants, attorneys, and other management consultants used for special projects.

(in thousands)	December 31,
	2006	2005	2004
Non-interest expense
Software amortization and maintenance
Software amortization	$15,846	$4,500	$—
Write-off of obsolete software	9,271	—	—
Software maintenance	6,454	10,227	7,007

Total software amortization and maintenance	$31,571	$14,727	$7,007

Consulting expense
Consultants—other	10,179	9,665	4,731
Consultants—legal and outsourcing	5,220	3,698	2,152
Accounting and audit fees	4,552	2,402	3,872

Total consulting expense	$19,951	$15,765	$10,755

Developers performance fees	$4,613	$3,016	$2,233
Amortization on Other Intangibles	$3,378	$1,934	$1,731

Software expense

The overall increase in software expense is related to the full year impact from the fourth quarter of 2005 core accounting and teller system implementation.

For further information on the IT system write-down and the amortization of other intangibles, please refer to Note 8, Premises, Equipment and Other Long-term Assets and Note 9, Goodwill and Other Intangible Assets, respectively.

23.    DERIVATIVE INSTRUMENTS

The Company has entered into interest rate swaps with some of its customers to assist them in managing their interest rate risks. A fee is charged to the Company’s customer that is in excess of the fee paid by the Company to the other financial institution. As of December 31, 2006, there were swaps with a notional amount of $70.4 million and a fair market value of $400,000. To avoid increasing its own interest rate risk by entering into these swap agreements, the Company enters into offsetting swap agreements with other larger financial institutions. The effect of the offsetting swaps to the Company is to neutralize its position.

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

Deposit Liabilities

The fair value of demand deposits, money market accounts, and savings accounts is the amount payable on demand as of December 31st of each year. The fair value of fixed-maturity certificates of deposit is estimated by discounting the interest and principal payments using the rates currently offered for deposits of similar remaining maturities.

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

The carrying amount and estimated fair values of the Company’s financial instruments as of December 31, 2006 and 2005 are as follows:

(dollars in thousands)	December 31, 2006		As of December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$154,182	$154,182	$158,880	$158,880
Federal funds sold	—	—	—	—
Securities available-for-sale	1,167,142	1,167,142	1,369,549	1,369,549
Net loans	5,654,162	5,588,402	4,841,688	4,829,453
Mortgage servicing rights	1,861	1,861	1,872	1,872

Total financial assets	6,977,347	6,911,587	6,371,989	6,359,754

Financial liabilities:
Deposits	5,046,401	5,037,103	5,017,866	5,005,202
Long-term debt and other borrowings	1,401,172	1,387,966	803,212	781,522
Repurchase agreements and Federal funds purchased	356,352	354,457	446,642	451,756

Total financial liabilities	6,803,925	6,779,526	6,267,720	6,238,480

Net financial Assets	$173,422	$132,061	$104,269	$121,274

25.    SEGMENT REPORTING

We have five lines of business for management reporting purposes including Community Banking, Commercial Banking, RAL/RT Programs, Wealth Management, and All Other. Interest income and interest expense for segment reporting are presented on a fully taxable equivalent (FTE) basis. The reported financial results for each respective business are based on management accounting assumptions, which drive balance sheet and income statement items to each segment based on customers segments and products and services offered. If the management structure and or allocation process changes, allocations, transfers and assignments may change.

Types of Customers and Services from Which Revenues are Derived

Community Banking.  Business units in this segment offer a complete line of banking and diversified financial products and services to consumers and small businesses. Loan products include lines of credit, equity lines and loans, equipment leasing, automobile loans, residential mortgage origination, small business lending and debit card processing. Deposit products include checking, savings, market rate accounts, Individual Retirement Accounts (IRAs), time deposits and debit cards. Community Banking serves customers through traditional banking branches, ATMs and through the customer contact call center. Online banking is also available through a multifactor authentication site.

Commercial Banking:  Business units in this segment provide a complete line of commercial, corporate and real estate banking products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, foreign exchange services and treasury management. Commercial Banking also services the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit and financing arrangements for completed structures.

Wealth Management:  This business line offers trust and investment advisory services and private banking lending and services to retail customers and high net worth individuals. Through the acquisition of MCM, this segment offers securities brokerages services.

RAL/RT Programs:  This business line includes income earned from RAL loans and RT fees. The loan products provided in this segment are described in Note 6, Loans of these Financial Statements on page 81. Both of these businesses relate to the filing of income tax returns and consequently are highly seasonal. Approximately 90% of the activity occurs in the first quarter of each year.

All Other:  This segment consists of other business lines and support units. The administrative support units include the Company’s executive administration, risk management, technology and operations, marketing, credit administration, human resources, legal, treasury, and finance and accounting. The primary revenues are from PCBNA’s securities portfolios and primary expenses is interest expense incurred to fund the lending activities of the business segments discussed above.

Funds Transfer Pricing

Each business segment is either a net provider of funds or a net borrower of funds. Funds transfer pricing is the process of charging or crediting segments for the use or providing of funds to other business segments. The interest rate used in the funds transfer pricing is the Company’s average incremental borrowing rate for each year presented. The treasury function, included in the All Other segment receives the net credit and net charge for funds and acts as a ‘money center’ balancing the funding uses and sources.

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

Measure of Profit or Loss

In assessing the performance of each segment, the Chief Executive Officer reviews the segment’s contribution before tax. Taxes are excluded because the Company has permanent tax differences (see Note 16, Income Taxes) that do not apply equally to all segments.

Other Segment Disclosure

With respect to the disclosure of total assets for the individual segments, premises and equipment used by the other segments are all nonetheless recorded as assets of the All Other segment that manages most of them. Depreciation expense for these assets is charged to the segment that uses them.

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

In connection with the FBSLO acquisition, the operations of the two branches acquired were included in the “Community Banking” segment along with the other branch activities of the Company. The operations of FBSLO’s commercial and commercial real estate lending areas report to the Company’s Commercial Lending Manager and consequently are included in the “Commercial Banking” segment. FBSLO’s small business and consumer lending operations now report to the Company’s Manager of Retail and Small Business Lending and consequently are included with other such lending operations in the “Community Banking” segment.

Specific Segment Disclosure

The following table presents information for each specific segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the Chief Executive Officer. Also included is the sum of the other operating and support units in the All Other column.

(dollars in thousands)	Community Banking	Commercial Banking	RAL/RT Programs	Wealth Management	All Other	Total
For the Year-ended December 31, 2006
FTE Interest Income	$220,034	$151,781	$118,659	$—	$80,287	$570,761
FTE Interest Expense	93,463	—	8,916	—	88,388	190,767

Net Interest Income	126,571	151,781	109,743	—	(8,101)	379,994

Provision for Credit Losses	23,786	4,244	36,663	—	—	64,693
Non-Interest Income	35,376	2,343	98,056	20,524	(2,891)	153,408
Non-Interest Expense	67,219	7,837	79,885	8,422	151,701	315,064

Direct Income before Tax	70,942	142,043	91,251	12,102	(162,693)	153,645

Indirect Allocations
Net Credit (Charge) for funds	61,674	(93,629)	8,226	1,211	22,518	—

Net Income before Tax	$132,616	$48,414	$99,477	$13,313	$(140,175)	$153,645

Total assets	$3,081,733	$2,093,877	$156	$11,383	$2,307,681	$7,494,830

For the Year-ended December 31, 2005
FTE Interest Income	$169,823	$119,240	$64,747	$—	$78,349	$432,159
FTE Interest Expense	56,390	—	3,107	—	52,008	111,505

Net Interest Income	113,433	119,240	61,640	—	26,341	320,654

Provision for Credit Losses	17,405	(1,743)	38,211	—	—	53,873
Non-Interest Income	33,244	1,789	57,156	17,003	2,731	111,923
Non-Interest Expense	44,543	8,700	18,344	6,454	136,364	214,405

Direct Income before Tax	84,729	114,072	62,241	10,549	(107,292)	164,299

Indirect Allocations
Net Credit (Charge) for funds	76,659	(56,161)	4,091	2,466	(27,055)	—

Net Income before Tax	$161,388	$57,911	$66,332	$13,015	$(134,347)	$164,299

Total assets	$2,636,523	$1,846,150	$174	$1,265	$2,392,047	$6,876,159

For the Year-ended December 31, 2004
FTE Interest Income	$125,778	$94,871	$36,674	$—	$75,205	$332,528
FTE Interest Expense	33,552	—	1,119	369	34,171	69,211

Net Interest Income	92,226	94,871	35,555	(369)	41,034	263,317

Provision for Credit Losses	10,194	(5,853)	8,468	—	—	12,809
Non-Interest Income	30,314	2,522	28,867	15,665	(1,733)	75,635
Non-Interest Expense	49,188	13,218	15,110	6,163	96,227	179,906

Direct Income before Tax	63,158	90,028	40,844	9,133	(56,926)	146,237

Indirect Allocations
Net Credit (Charge) for funds	58,457	(23,248)	4,704	1,510	(41,423)	—

Net Income before Tax	$121,615	$66,780	$45,548	$10,643	$(98,349)	$146,237

Total assets	$2,264,525	$1,695,544	$133,511	$2,199	$1,929,006	$6,024,785

The following table reconciles total interest income and net income before tax for segments to total interest income and income before provision for income taxes in the Consolidated Financial Statements. For purposes of performance measurement in the segment disclosure above, income from tax-exempt securities, loans, and leases are reported on a fully taxable equivalent basis. Interest income and income before provision for income taxes reported in the Consolidated Statements of Income exclude a tax equivalent adjustment that reflects interest earned on certain municipal securities and loans that are exempt from Federal income tax. While useful to management, this increase to recognize the tax-exempt nature of these instruments is not in accordance with GAAP. Consequently, the table below shows the tax equivalent adjustment as a reconciling item between total interest income and net income before tax for the segments and the corresponding amounts reported in the Consolidated Statements of Income.

	Twelve months ended December 31,
(dollars in thousands)	2006	2005	2004
Total FTE Interest Income for reportable segments	$570,761	$432,159	$332,528
Elimination of taxable equivalent adjustment	(6,235)	(6,002)	(6,347)

Reported Total interest income	$564,526	$426,157	$326,181

Total Net income before tax for reportable segments	$153,645	$164,299	$146,237
Elimination of taxable equivalent adjustment	(6,235)	(6,002)	(6,347)

Reported Income before provision for income taxes	$147,410	$158,297	$139,890

26.    FOURTH QUARTER SIGNIFICANT EVENTS AND ADJUSTMENTS

2006 FOURTH QUARTER SIGNIFICANT EVENTS

In the fourth quarter of 2006, the Company realized financial statement impacts from the following transactions.

Unrealized Loss on Securities

In December 2006, the Company made the decision to sell the 2003 and 2004 leveraging strategy portfolios with a book value of $326.5 million. This decision resulted in the recognition of an $8.8 million unrealized loss through the income statement. We plan on selling these securities during the first quarter of 2007.

Write-Down of Obsolete Software

During 2006 we engaged an independent assessment of our IT infrastructure. This assessment concluded in December of 2006 with the identification of obsolete software no longer in production. The net book value of this software totaled $9.3 million and was recognized in December of 2006.

Gain on Sale of the San Diego Branch

In October of 2006, we sold $25.2 million of deposits in conjunction with the sale of our San Diego branch that was part of the PCCI acquisition. We determined the branch no longer fit in with our strategic footprint. We recognized a gain on sale of $1.8 million net of CDI and operating expenses.

2004 FOURTH QUARTER ADJUSTMENTS

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

During the fourth quarter of 2004, the Company recognized that it had not posted all of the losses on its low-income housing tax credit partnerships. The cumulative amount of the unrecognized losses was $1.4 million. Most of this amount relates to the years prior to 2002 and in no case would adjustment for any prior period financial statements be material.

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

PACIFIC CAPITAL BANCORP

(Parent Company Only)

Balance Sheets

(in thousands)

	December 31,
	2006	2005

Assets
Cash	$5,845	$23,911
Investment in and advances to subsidiaries	673,562	575,221
Premises and equipment, net	998	1,070
Other assets	38,573	34,239

Total assets	$718,978	$634,441

Liabilities
Senior and subordinated debentures	$78,009	$76,082
Other liabilities	23,593	13,103

Total liabilities	101,602	89,185

Equity
Common stock	11,725	11,662
Surplus	117,631	107,829
Accumulated other comprehensive income	10,178	987
Retained earnings	477,842	424,778

Total shareholders’ equity	617,376	545,256

Total liabilities and shareholders’ equity	$718,978	$634,441

PACIFIC CAPITAL BANCORP

(Parent Company Only)

Income Statements

(in thousands)

	Years Ended December 31,
	2006	2005	2004

Equity in earnings of subsidiaries:
Undistributed	$66,200	$75,429	$73,060
Dividends	38,400	27,240	17,500
Interest income	—	—	(2)
Interest expense	(5,331)	(4,766)	(4,368)
Other income	156	67	134
Other non-interest expense	(8,327)	(2,249)	(1,288)
Income tax benefit	3,442	3,564	2,908

Net income	$94,540	$99,285	$87,944

PACIFIC CAPITAL BANCORP

(Parent Company Only)

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2006	2005	2004

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$94,540	$99,285	$87,944
Adjustments to reconcile net income to net cash used in operations:
Equity in undistributed net income of subsidiaries	(104,600)	(102,669)	(90,560)
Additional investment in subsidiary	(20,340)	—	(13,008)
Depreciation expense	19	33	58
Stock-based compensation	5,479	1,308	—
(Increase) decrease in other assets	(2,444)	(5,320)	(14,267)
Increase (decrease) in other liabilities	5,990	1,887	4,297

Net cash used in operating activities	(21,356)	(5,476)	(25,536)

Cash flows from investing activities:
Net decrease in loans	—	—	26
Capital dispositions (expenditures)	53	(356)	1,680
Distributed earnings of subsidiaries	38,400	27,240	17,500

Net cash provided by investing activities	38,453	26,884	19,206

Cash flows from financing activities:
Proceeds from other borrowing	1,927	7,991	28,091
Proceeds from issuance of common stock	4,386	27,846	8,927
Dividends paid	(41,476)	(35,883)	(31,400)

Net cash provided by (used in) financing activities	(35,163)	(46)	5,618

Net (decrease) increase in cash and cash equivalents	(18,066)	21,362	(712)
Cash and cash equivalents at beginning of period	23,911	2,549	3,261

Cash and cash equivalents at end of period	$5,845	$23,911	$2,549

QUARTERLY FINANCIAL DATA (UNAUDITED)

(amounts in thousands except per share amounts)	2006 Quarters				2005 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st

Interest income	$120,751	$113,479	$113,205	$217,091	$101,476	$93,107	$86,308	$145,266
Interest expense	54,179	50,856	43,779	41,953	34,389	29,622	24,611	22,883
Net interest income	66,572	62,623	69,426	175,138	67,087	63,485	61,697	122,383
Provision for credit losses	13,310	(2,719)	5,956	48,146	4,993	1,967	7,901	39,012
Securities Gains (Losses)	(8,761)	4	—	147	—	—	(621)	(109)
Non-interest income*	18,645	17,333	22,296	103,744	13,972	14,814	18,600	65,267
Non-interest expense	66,538	57,089	68,423	123,014	58,750	53,814	48,333	53,508
Income before income taxes	(3,392)	25,590	17,343	107,869	17,316	22,518	23,442	95,021
Income taxes	(2,254)	8,799	5,824	40,501	6,248	8,150	8,999	35,615
Net Income	$(1,138)	$16,791	$11,519	$67,368	$11,068	$14,368	$14,443	$59,406

Net earnings per share:
Basic	$(0.02)	$0.36	$0.25	$1.44	$0.24	$0.31	$0.32	$1.30
Diluted	$(0.02)	$0.36	$0.24	$1.43	$0.24	$0.31	$0.31	$1.29

* Non-interest income is net of securities gains (losses)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 21, 2005, the Company filed a Current Report on Form 8-K announcing that the Audit Committee of the Board of Directors dismissed PricewaterhouseCoopers LLP (“PwC”) on June 15, 2005 as the Company’s independent registered public accounting firm for the year ended December 31, 2005. The decision came after the Audit Committee adopted in March 2005 a policy to solicit proposals for the auditing engagement at least every three years. The Committee received proposals for the engagement from three firms including PwC. Based on the proposals on July 13, 2005, the Committee determined that it was in the best interests of the Company to select another firm. On July 15, 2005, the Company filed a Current Report on Form 8-K announcing that its Audit Committee had engaged Ernst & Young, LLP as its independent registered public accounting firm for the year ended December 31, 2005.

As described in the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005, the PwCs reports on the consolidated financial statements of the Company as of and for the year ended December 31, 2004 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. PwC’s integrated report for the year ended December 31, 2004 did include the conclusion that the Company had not maintained effective internal control over financial reporting as of that date because of the effect of two material weaknesses identified by the Company’s management during its assessment of the Company’s internal control over financial reporting. A description of the material weaknesses is included in the Current Report on Form 8-K filed with the SEC on June 21, 2005.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this evaluation, management concluded that as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm as stated in their report which is included on page 58.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

GLOSSARY

Accretion: Accretion is the recognition as interest income of the excess of the par value of a security over its cost at the time of purchase.

AFS: Available for sale.

Accumulated Postretirement Benefit Obligation (APBO): is the actuarial net present value of the obligation for: (1) already retired employees’ expected postretirement benefits; and (2) the portion of the expected postretirement benefit obligation earned to date by current employees.

Asset and Liability Committee (ALCO): Oversees the decisions made by the Company’s management to manage the risk associated with the assets and liabilities held by the Company.

ATM: Automatic Teller Machine

Average daily balances: Average balances are daily averages, i.e., the average is computed using the balances for each day of the year, rather than computing the average of the first and last day of the year.

Bps (Basis Points): Basis points are a percentage expressed by multiplying a percentage by 100. For example, 1.0% is 100 basis points.

Basis risk: When financial instruments have interest rates that differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates.

BHCA: Bank Holding Company Act of 1965

BOLI: Bank Owned Life Insurance.

CAD: Credit Administration Department.

CD: Certificate of Deposit.

Core Deposit Intangibles (CDI): Premium paid on deposits during the time of acquisition.

Check Clearing for the 21st Century Act (Check 21): facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check,” which is the legal equivalent of an original check.

Coupon rate: The stated rate of the loan or security.

CRA: Community Reinvestment Act.

CRE: Commercial Real Estate

Credit risk: Credit risk relates to the possibility that a debtor will not repay according to the terms of the debt contract.

CSV: Cash Surrender Value.

DIF: Deposit Insurance Fund

ECOA: Equal Credit Opportunity Act

Effective tax rate: The effective tax rate is the amount of the combined current and deferred tax expense divided by the Company’s income before taxes as reported in the Consolidated Statements of Income.

ESOP: Employee Stock Ownership Plan.

Economic Value of Equity (EVE): A cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows.

FACT: Fair and Accurate Credit Transactions Act.

FASB: Financial Accounting Standards Board.

FBSLO: First Bank of San Luis Obispo.

FDI Act: Federal Deposit Insurance Act.

FDIC: Federal Deposit Insurance Corporation.

FDICIA: Federal Deposit Insurance Corporation Improvement Act.

FDIRA: Federal Deposit Insurance Reform Act of 2006.

FHLB: Federal Home Loan Bank.

FH Act: Fair Housing Act.

Financing Corporation (FICO): A federal Corporation chartered under the authority of the Federal Housing Finance Board.

FIN 48: FASB Interpretation No. 48.

FNB: First National Bank of Central California.

FOMC: Federal Open Market Committee.

FRB: Federal Reserve System, and Federal Reserve Bank of San Francisco.

Fully tax equivalent basis (FTE): A basis of presentation of net interest income and net interest margin adjusted to consistently reflect income from taxable and tax-exempt loans and securities based on a 35% marginal tax rate. The yield that a tax-free investment would provide to an investor if the tax-free yield was “grossed-up” by the amount of taxes not paid.

FTE Net Interest Margin: FTE net interest margin is net interest income plus the FTE expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets.

GAAP: General Accepted Accounting Principals, which are approved principals of accounting as generally accepted in the United States of America.

GLBA: Gramm-Leach-Bliley Act.

HMDA: Home Mortgage Disclosure Act.

HOEPA: Home Ownership and Equal Protection Act of 1994.

Holiday Loans: Holiday loans are products offered by professional tax preparers to their clients.

Interest rate risk: Interest rate risk relates to the adverse impacts of changes in interest rates on financial instruments. The types of interest rate risk will be explained in the next two sections.

IRA: Individual Retirement Accounts.

IRC: Internal Revenue Code.

IRS: Internal Revenue Service.

JHI: Jackson Hewitt, Inc.

JHT: Jackson Hewitt Tax Service

JHTS: Jackson Hewitt Technology Service.

LIBOR: London Inter-Bank Offered Rate.

Mismatch risk: Mismatch risk arises from the fact that when interest rates change, the changes do not occur equally in the rates of interest earned on assets and paid on liabilities. This occurs because of differences in the contractual maturity terms of the assets and liabilities held.

Market risk: Market risk results from the fact that the market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates.

MCM: Morton Capital Management.

MD&A: Management Discussion and Analysis.

MSR: Mortgage Servicing Rights

Net Interest Income (NII): Net interest income is the difference between the interest earned on the loans and securities portfolios and the interest paid on deposits and wholesale borrowings.

Net interest margin (NIM): Net interest margin is net interest income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets.

Neutralized: When a holder of financial instruments holds assets and liabilities maturing or re-pricing in the short-term are approximately the same.

NFIA: National Flood Insurance Act.

Net Periodic Postretirement Benefit Cost (NPPBC): The portion of the change in APBO that the Company recognizes as an expense.

OCC: Office of the Comptroller of the Currency.

OCI: Other Comprehensive Income.

Operating Efficiency Ratio: The operating efficiency ratio is computed by dividing non-interest expense by the sum of tax-equivalent net interest income plus non-interest incomes exclusive of gains or losses on securities transactions.

OREO: Other Real Estate Owned.

PATRIOT Act: Under the PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs.

PCB: Pacific Capital Bank.

PCBNA: Pacific Capital Bank, National Association.

PCCI: Pacific Crest Capital Inc.

PwC: PricewaterhouseCoopers LLP

RAL: Refund anticipation loan.

RAL/RT Programs: There are two products related to income tax returns filed electronically, RAL and RT. The Company provides these products to taxpayers who file their returns electronically nationwide.

Repos: Federal funds purchased and securities sold under agreement to repurchase.

RESPA: Real Estate Settlement Procedures Act.

RT: Refund transfer.

Sarbanes-Oxley Act: In 2002, the Sarbanes-Oxley Act (“SOX”) was enacted as Federal legislation. This legislation imposes a number of new requirements on financial reporting and corporate governance on all corporations.

SBA: Small Business Administration.

SBB: San Benito Bank.

SBB&T: Santa Barbara Bank & Trust.

SBNB: Santa Barbara National Bank.

SEC: Securities and Exchange Commissions.

SOP: Statement of Position.

SOX: See Sarbanes-Oxley Act.

SVNB: South Valley National Bank.

The Company: The Company is Pacific Capital Bancorp, which is a bank holding company.

TILA: Truth in Lending Act.

VEBA: Voluntary Employees’ Beneficiary Association.

Weighted average rate: The weighted average rate is calculated by dividing the total interest by the computed average balance.

Wholesale funding: Wholesale funding is comprised of borrowings from other financial institutions and deposits received from sources other than through customer relationships.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on April 24, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on April 24, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on April 24, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on April 24, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on April 24, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	FINANCIAL STATEMENTS

The listing of financial statements required by this item is set forth in the index for Item 8 of this report.

(a)2.	FINANCIAL STATEMENT SCHEDULES

The listing of supplementary financial statement schedules required by this item is set forth in the index for Item 8 of this report.

(a)3.	EXHIBITS

The listing of exhibits required by this item is set forth in the Exhibit Index beginning on page 128 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10.1 “Compensation Plans and Agreements,” in the Exhibit Index.

(b)	REPORTS ON FORM 8-K

The following current reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 2006:

Subject		Filing Date
Item 1.01	Entry into a Material Definitive Agreement	October 12, 2006
On Oct. 12, registrant announced the retirement plans of William S. Thomas Jr., President and CEO of the company.

Item 2.02	Results of Operations and Financial Condition	October 26, 2006
Press release announcing earnings for the third quarter of 2005.

(c)	EXHIBITS

See exhibits listed in “Exhibit Index” on page 123 of this report.

(d)	FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Pacific Capital Bancorp

By /s/ William S. Thomas, Jr.	March 1, 2007
William S. Thomas, Jr.	Date
President and Chief Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Edward E. Birch	March 1, 2007	/s/ William S. Thomas, Jr.	March 1, 2007
Edward E. Birch	Date	William S. Thomas, Jr.	Date
Chairman of the Board		President
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard M. Davis	March 1, 2007	/s/ Richard S. Hambleton, Jr.	March 1, 2007
Richard M. Davis	Date	Richard S. Hambleton, Jr.	Date
Director		Director

/s/ D. Vernon Horton	March 1, 2007	/s/ Roger C. Knopf	March 1, 2007
D. Vernon Horton	Date	Roger C. Knopf	Date
Vice Chairman		Director

/s/ Robert W. Kummer, Jr.	March 1, 2007	/s/ Joyce M. Clinton	March 1, 2007
Robert W. Kummer, Jr.	Date	Joyce M. Clinton	Date
Director		Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Clayton C. Larson	March 1, 2007	/s/ John Mackall	March 1, 2007
Clayton C. Larson	Date	John Mackall	Date
Vice Chairman		Director

/s/ Gerald T. McCullough	March 1, 2007	/s/ Richard A. Nightingale	March 1, 2007
Gerald T. McCullough	Date	Richard A. Nightingale	Date
Director		Director

/s/ Kathy J. Odell	March 1, 2007
Kathy J. Odell	Date
Director

EXHIBIT INDEX TO PACIFIC CAPITAL BANCORP FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Exhibit

Number	Description*

3.1	Certificate of Restatement of Articles of Incorporation of Pacific Capital Bancorp dated June 10, 2005. (1)

3.2	Certificate of Amendment of Articles of Incorporation dated August 8, 2005. (2)

3.3	Amended and Restated Bylaws of Pacific Capital Bancorp effective February 17, 2006. (3)

4.1	Amended and Restated Stockholders Rights Agreements, dated as of April 22, 2003, between Pacific Capital Bancorp and Mellon Investor Services LLC, as Rights Agent. (4)

Note: No long-term debt instruments issued by the Company or any of its consolidated subsidiaries exceeds 10% of the consolidated total assets of the Company and its subsidiaries. In accordance with paragraph 4(iii) of Item 601 of Regulation S-K, the Company will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

10.1	Pacific Capital Bancorp 2002 Stock Plan. (5)

10.2	Pacific Capital Bancorp Directors Stock Option Plan. (6)

10.3	Pacific Capital Bancorp Incentive & Investment and Salary Savings Plan, as amended and restated effective January 1, 2001. (5)

	10.3.1	First Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan. (5)

	10.3.2	Second Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan. (5)

	10.3.3	Third Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan. (5)

	10.3.4	Addendum Incorporating EGTRRA Compliance Amendment to Pacific Capital Bancorp Incentive and Investment and Salary Savings Plan. (5)

10.4	Pacific Capital Bancorp Employee Stock Ownership Plan and Trust, as amended and restated effective January 1, 2001. (5)

	10.4.1	First Amendment to Pacific Capital Bancorp Amended and Restated Employee Stock Ownership Plan and Trust. (5)

	10.4.2	Addendum Incorporating EGTRRA Compliance Amendment to Pacific Capital Bancorp Employee Stock Ownership Plan and Trust. (5)

10.5	Pacific Capital Bancorp Amended and Restated Key Employee Retiree Health Plan dated December 30, 1998. (5)

10.6	Pacific Capital Bancorp Amended and Restated Retiree Health Plan (Non-Key Employees) dated December 30, 1998. (5)

	10.6.1	First Amendment to Pacific Capital Bancorp Amended and Restated Retiree Health Plan (Non-Key Employees) dated March 15, 2006.**

10.7	Trust Agreement of Santa Barbara Bank & Trust Voluntary Beneficiary Association. (7)

	10.7.1	First Amendment to Trust Agreement of Santa Barbara Bank & Trust Voluntary Beneficiary Association. (8)

10.8	Pacific Capital Bancorp, Amended and Restated, 1996 Directors Stock Plan, as dated February 22, 2000 as amended July 21, 2004. (5)

	10.8.1	Pacific Capital Bancorp 1996 Directors Stock Option Agreement. (5)

	10.8.2	Pacific Capital Bancorp 1996 Directors Stock Option Agreement (Reload Option). (5)

10.9	Amended and Restated Pacific Capital Bancorp Management Retention Plan. (10)

10.10	Pacific Capital Bancorp First Amended and Restated Deferred Compensation Plan dated October 1, 2000. (5)

	10.10.1	First Amended and Restated Trust Agreement under Pacific Capital Bancorp Deferred Compensation Plan dated October 1, 2000. (5)

10.11	Pacific Capital Bancorp Non-Employee Director Compensation Plan Effective January 1, 2006. (12)

10.12	Pacific Capital Bancorp Deferred Compensation Plan, effective January 1, 2005. (9)

10.13	Pacific Capital Bancorp 2006 High Performance Compensation Plan, effective January 1, 2006. (14)

10.14	Amended and Restated Executive Salary Continuation Benefits Agreement between Clayton C. Larson and Pacific Capital Bancorp dated September 23, 1997.**

10.15	Employment Offer Letter dated February 21, 2006 between Pacific Capital Bancorp and Joyce Clinton.(13)

10.16	Employment Offer Letter dated March 3, 2006 between Pacific Capital Bancorp and George Leis. (13)

10.17	Separation Agreement and General Release of Chief Information Officer, Letter dated July 27, 2006, between Pacific Capital Bancorp and William J. Grimm. (14)

10.18	Employment Agreement Letter dated October 11, 2006 between Pacific Capital Bancorp and William S. Thomas Jr., President and CEO. (14)

10.19	Pacific Capital Bancorp 2005 Directors’ Stock Plan. (11)

10.20	Form of Stock Option Agreement. (11)

10.21	Form of Restricted Stock Agreement. (11)

16.	Letter regarding change in certifying accountant (13)

21.	Subsidiaries of the registrant (13)

23.1	Consent of Ernst & Young LLP with respect to financial statements of the Registrant **

23.2	Consent of PricewaterhouseCoopers LLP with respect to financial statements of the Registrant.**

31.	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002**

	31.1	Certification of William S. Thomas, Jr.**

	31.2	Certification of Joyce M. Clinton**

32.	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

	32.1	Certification of William S. Thomas, Jr.**

	32.2	Certification of Joyce M. Clinton**

Shareholders may obtain a copy of any exhibit by writing to:

Carol Zepke, Corporate Secretary

Pacific Capital Bancorp

P.O. Box 60839

Santa Barbara, CA 93160

*	Effective December 30, 1998, Santa Barbara Bancorp and Pacific Capital Bancorp merged and, contemporaneously with effectiveness of the merger, Santa Barbara Bancorp, the surviving entity, changed its corporate name to Pacific Capital Bancorp. Documents identified as filed by Santa Barbara Bancorp prior to December 30, 1998 were filed by Santa Barbara Bancorp (File 0-11113). Documents identified as filed by Pacific Capital Bancorp prior to December 30, 1998 were filed by Pacific Capital Bancorp as it existed prior to the merger (File No. 0-13528).

**	Filed herewith.

The Exhibits listed below are incorporated by reference to the specified filing.

(1).	Filed as Exhibit 3(i)(B) to the Current Report on Form 8-K Pacific Capital Bancorp (File No. 0-11113) filed June 17, 2005.

(2).	Filed as Exhibit 3(i)(B) to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the quarter ended September 30, 2005.

(3).	Filed as Exhibit 3.1 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed on February 23, 2006.

(4).	Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the quarter ended March 31, 2003.

(5).	Filed as an exhibit with the same number to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.

(6).	Filed as Exhibit 4.2 to the Amendment No. 1 to Form S-8 of Santa Barbara Bancorp (Registration No. 33-48724) filed on June 13, 1995.

(7).	Filed as Exhibit 10.1.8 to Annual Report on Form 10-K of Santa Barbara Bancorp (File No. 0-11113) for the fiscal year ended December 31, 1997.

(8).	Filed as an Exhibit to Annual Report on Form 10-K of Santa Barbara Bancorp (File No. 0-11113) for fiscal year ended December 31, 1995.

(9).	Filed as Exhibit 10.12 to Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 1995.

(10).	Filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 0-11113) filed October 25, 2004.

(11).	Filed as Exhibit to Form S-8 of Pacific Capital Bancorp (Registration No. 333-127982) filed on August 31, 2005.

(12)	Filed as Exhibit 99.1 to the Current Report on Form 8-K Pacific Capital Bancorp (File No. 0-11113) filed January 24, 2006.

(13).	Filed as Exhibit 10.1 to Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 2005.

(14).	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the quarter ended September 30, 2006.