Form 10-Q
period 2007-03-31
PACIFIC CAPITAL BANCORP /CA/
filed 2007-05-09
CIK 357264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER NO: 0-11113

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

Common Stock - As of April 25, 2007, there were 47,023,219 shares of the issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Forward-looking statements		3

Item 1.	Financial Statements:

	Consolidated Balance Sheets March 31, 2007 (unaudited) and December 31, 2006	4

	Consolidated Statements of Income (unaudited) Three-Month Periods Ended March 31, 2007 and 2006	5

	Consolidated Statements of Comprehensive Income (unaudited) Three-Month Periods Ended March 31, 2007 and 2006	6

	Consolidated Statements of Cash Flows (unaudited) Three-Month Periods Ended March 31, 2007 and 2006	7

	Notes to Condensed Consolidated Financial Statements	8

The financial statements included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	44

Glossary		45

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Submission of Matters to a Vote of Security Holders	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

SIGNATURES

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

Certain statements contained in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and some oral statements made by Company officials to securities analysts and shareholders during presentations about the Company, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the health of the capital markets, the Company’s de novo branching and acquisition efforts, the operating characteristics of the Company’s income tax refund loan and transfer programs and the economic conditions within its markets. These forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in California; (4) the occurrence of terrorist acts; (5) reduced demand for or earnings derived from the Company’s income tax refund loan and refund transfer programs; (6) legislative or regulatory changes or litigation adversely affecting the businesses in which the Company engages; (7) unfavorable conditions in the capital markets; (8) challenges in opening additional branches, integrating acquisitions or introducing new products or services; and (9) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. For a more detailed description of the risk factors associated with the Company’s businesses, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The assets, liabilities, and results of operations of the Company’s tax refund and transfer programs are reported in its periodic filings with the SEC as a segment of its business. Because these are activities conducted by very few other financial institutions, users of the financial statements have indicated that they are interested in information for the Company exclusive of these programs so that they may compare the results of operations with financial institutions that have no comparable programs. The amounts and ratios may generally be computed from the information provided in the note to its financial statements that discloses segment information, but are computed and included in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the convenience of those users.

Purpose and Definition of Terms

The following provides Management’s comments on the financial condition and results of operations of Pacific Capital Bancorp and its subsidiaries. Unless otherwise stated, “the Company”, “we”, “us” and “our” refers to this consolidated entity. We utilize the term “Core Bank” throughout this Form 10-Q. Core Bank is defined as our Consolidated financial results less the financial results from the RAL/RT Programs and is interchangeably referred to as, “Excluding RAL/RT”. You should read this discussion in conjunction with the Company’s Annual Report on Form 10-K, herein referred to as “2006 10-K”. Terms and acronyms used throughout this document are defined in the glossary on pages 45 through 46.

CONSOLIDATED BALANCE SHEETS	Pacific Capital Bancorp and Subsidiaries

(dollars and share amounts in thousands except per share amounts)

	March 31, 2007 (unaudited)	December 31, 2006
Assets:
Cash and due from banks	$178,822	$154,182
Securities —available-for-sale, at fair value	998,147	1,167,142
Loans held for sale, at lower of cost or market	233,939	—
Loans	5,530,942	5,718,833
Less: allowance for credit losses	63,204	64,671

Net Loans	5,467,738	5,654,162
Premises, equipment and other long-term assets	93,525	95,400
Accrued interest receivable	31,990	32,294
Goodwill and other intangible assets	153,225	154,069
Other assets	275,295	237,581

Total assets	$7,432,681	$7,494,830

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$1,194,922	$1,079,152
Interest-bearing deposits	3,814,362	3,967,249

Total deposits	5,009,284	5,046,401
Securities sold under agreements to repurchase and Federal funds purchased	344,667	356,352
Long-term debt and other borrowings	1,263,949	1,391,704
Obligations under capital lease	9,523	9,468
Accrued interest payable and other liabilities	136,253	73,529

Total liabilities	6,763,676	6,877,454

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; shares authorized: 1,000; shares issued and outstanding: none	—	—
Common stock (no par value; $0.25 per share stated value; 100,000 authorized; 46,973 outstanding at March 31, 2007 and 46,880 at December 31, 2006	11,748	11,725
Surplus	120,950	117,631
Accumulated other comprehensive income	10,734	10,178
Retained earnings	525,573	477,842

Total shareholders’ equity	669,005	617,376

Total liabilities and shareholders’ equity	$7,432,681	$7,494,830

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Pacific Capital Bancorp and Subsidiaries

(dollars and share amounts in thousands except per share amounts)

	For the Three-Month Periods Ended March 31,
	2007	2006
Interest income:
Loans	$232,635	$202,345
Securities	12,989	14,620
Federal funds sold and securities purchased under agreements to resell	804	126

Total interest income	246,428	217,091

Interest expense:
Deposits	35,422	25,528
Securities sold under agreements to repurchase and Federal funds purchased	6,844	5,165
Long-term debt and other borrowings	19,050	11,260

Total interest expense	61,316	41,953

Net interest income	185,112	175,138
Provision for credit losses	77,466	48,146

Net interest income after provision for credit losses	107,646	126,992

Non-interest income:
Service charges on deposit accounts	4,257	3,998
Trust and investment advisory fees	6,230	4,500
Refund transfer fees	39,218	39,454
Other service charges, commissions and fees	8,424	10,457
Net gain on sale of tax refund loans (RALs)	41,822	43,163
Net gain on securities transactions	1,941	147
Other income	2,362	2,172

Total non-interest income	104,254	103,891

Non-interest expense:
Salaries and benefits	35,800	34,614
Net occupancy expense	5,309	4,815
Equipment rental, depreciation, and maintenance	2,466	2,412
Refund program marketing and technology fees	44,487	52,043
Other expense	26,832	29,130

Total non-interest expense	114,894	123,014

Income before provision for income taxes	97,006	107,869
Provision for income taxes	38,861	40,501

Net income	$58,145	$67,368

Basic earnings per share	$1.24	$1.44
Diluted earnings per share	$1.23	$1.43
Average number of shares—basic	46,953	46,668
Average number of shares—diluted	47,345	47,096
Dividends declared per share	$0.22	$0.22

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Pacific Capital Bancorp and Subsidiaries

(dollars in thousands)	For the Three-Month Period Ended March 31, 2007			For the Three-Month Period Ended March 31, 2006
	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount
Net income	$97,006	$38,861	$58,145	$107,869	$40,501	$67,368

Other comprehensive income:
Net unrealized (loss) gain on securities:
Net unrealized holding gains (losses) arising during period	2,900	1,219	1,681	(8,438)	(3,548)	(4,890)
Less: reclassification adjustment for gains included in net income (1)	1,941	816	1,125	147	62	85

Other comprehensive income	959	403	556	(8,585)	(3,610)	(4,975)

Comprehensive income	$97,965	$39,264	$58,701	$99,284	$36,891	$62,393

(1)	The gain on sale of $1.9 million in the three-month period ended of March 31, 2007, includes $1.6 million of realized gain associated with the sale of the 2003 and 2004 leveraging strategy as disclosed in Note 4, Securities of our Consolidated Financial Statements. The remainder of the gain is from called securities during the quarter.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Pacific Capital Bancorp and Subsidiaries

	For the Three-Month Periods Ended March 31,
(dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$58,145	$67,368
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,575	3,120
Stock-based compensation	1,524	1,176
Tax benefit of stock-based compensation	(641)	(495)
Provision for credit losses	77,466	48,146
Net amortization of discounts and premiums for securities and commercial paper	(2,123)	(942)
Amortization of net deferred loan fees	1,275	1,170
Change in accrued interest receivable and other assets	(16,303)	(1,604)
Change in accrued interest payable and other liabilities	28,088	1,755
Recognized gain on securities	(1,941)	(147)
Increase in income taxes payable	34,636	38,513

Net cash provided by operating activities	185,701	158,060

Cash flows from investing activities:
Proceeds from sales of securities	314,772	—
Proceeds from calls, maturities, and partial paydowns of AFS securities	64,806	76,006
Purchase of AFS securities	(205,559)	(52,435)
Net increase in loans made to customers	(126,256)	(130,791)
FHLB stock purchases	(21,456)	(34,269)
Net purchase of premises and equipment	(2,856)	(2,860)

Net cash provided (used) in investing activities	23,451	(144,349)

Cash flows from financing activities:
Net (decrease) increase in deposits	(37,117)	206,074
Net decrease in borrowings with maturities of 90 days or less	(66,355)	(187,316)
Proceeds from long-term debt and other borrowings	—	58,432
Payments on long-term debt and other borrowings	(73,085)	(78,085)
Tax benefit of stock-based compensation	641	495
Proceeds from issuance of common stock	1,818	1,299
Dividends paid	(10,414)	(10,314)

Net cash used by financing activities	(184,512)	(9,415)

Net increase in cash and due from banks	24,640	4,296
Cash and due from banks at beginning of period	154,182	158,880

Cash and due from banks at end of period	$178,822	$163,176

Supplemental disclosure:
Interest paid during period	$64,343	$44,850
Income taxes paid (refunded) during period	$4,336	$(392)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	Pacific Capital Bancorp and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements and notes included in this Securities and Exchange Commission (“SEC”) Form 10-Q (“10-Q”) should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 10-K”).

Nature of Operations

Pacific Capital Bancorp (the “Company”) also referred to within these financial statements as (“we”, “our” and “us”) is a bank holding company organized under the laws of California. Through its banking subsidiary, Pacific Capital Bank, N.A. (“PCBNA” or “the Bank”), the Company provides a full range of commercial and consumer banking services to households, professionals, and small to medium-sized businesses. The banking services include making commercial, leasing, consumer, commercial and residential real estate loans and Small Business Administration guaranteed loans. Deposits are accepted for checking, interest bearing checking (“NOW”), money market, savings, and certificate of deposit accounts. PCBNA also offers safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashiers checks. A wide range of wealth management services is offered through the Wealth Management segment and through a wholly-owned subsidiary, Morton Capital Management (“MCM”), purchased in July 2006. PCBNA is also one of the largest nationwide providers of financial services related to the electronic filing of income tax returns that generate our refund anticipation loans (“RAL”) and refund transfers (“RT”) business lines.

PCBNA conducts its banking services under five brand names: Santa Barbara Bank & Trust (“SBB&T”), First National Bank of Central California (“FNB”), South Valley National Bank (“SVNB”), San Benito Bank (“SBB”) and First Bank of San Luis Obispo (“FBSLO”). The offices using the SBB&T brand are located in Santa Barbara, Ventura and Los Angeles Counties. Offices using FNB are located in the counties of Monterey and Santa Cruz. Offices in southern Santa Clara County use SVNB, offices in San Benito County are branded SBB and offices in San Luis Obispo County are branded FBSLO. These brand names were formerly the names of independent banks merged at various times and eventually into PCBNA. The offices of the former Pacific Crest Bank that were acquired in the purchase by the Company of Pacific Crest Capital Inc. (“PCCI”) described in Note 2, Mergers and Acquisitions of the 2006 10-K were merged into PCBNA and were formerly using the Pacific Capital Bank brand name. However, as of March 2007, they began to use the SBB&T brand name.

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

The preparation of these unaudited interim Consolidated Financial Statements are in accordance with GAAP and requires Management to make certain adjustments, estimates and assumptions that are necessary for a fair statement of our financial results for the periods presented. These adjustments, estimates and assumptions are of normal recurring nature unless otherwise disclosed in the Form 10-Q. Management believes these adjustments, estimates and assumptions to be reasonably accurate. However, actual results may differ. The results of operations in the interim Consolidated Financial Statements do not necessarily indicate the financial results for the entire year. The interim Consolidated Financial Statements should be read in conjunction with our 2006 10-K.

Certain amounts in the 2006 financial statements have been reclassified to be comparable with classifications used in the 2007 financial statements.

Consolidation of Subsidiaries

The Company has seven subsidiaries.

•	PCBNA is a consolidated wholly-owned subsidiary of the Company referred to as “PCBNA” or “the Bank”.

•

SBB&T RAL Funding Corporation is a consolidated wholly-owned subsidiary of the Company that is used in the securitization of RALs as described in Note 11, Securitizations and Servicing of Financial Assets in our 2006 10-K and Note 8, Refund Anticipation Loan and Refund Transfer Programs of our 10-Q.

•

Five wholly-owned unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities that are described in Note 14, Long-term Debt and Other Borrowings to the Financial Statements of our 2006 10-K and Note 10, Long-term Debt and Other Borrowings of our 10-Q.

PCBNA has one consolidated subsidiary, MCM that was purchased in July 2006 to increase our customer base for providing trust and investment advisory services. The Bank also retains ownership in several Low-Income Tax Housing Partnerships that generate tax credits, these are considered variable interest entities and they are not consolidated into our Financial Statements.

The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of Management, all adjustments considered necessary have been reflected in the financial statements. However, the results of operations for the three-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

SIGNIFICANT ACCOUNTING POLICIES REGARDING SPECIFIC ASSETS, LIABILITIES, AND INCOME STATEMENT ACCOUNTS

Except as noted below, the significant accounting policies for specific assets, liabilities and income statement accounts have not changed from those described in Note 1, Summary of Significant Accounting Policies of the 2006 10-K.

Loans held for sale

Loans identified as held for sale are comprised of assets previously classified as Loans that Management does not have the intent and/or ability to hold until maturity. Loans held for sale are valued at the lower of cost or market, less anticipated selling expenses, with adjustment, if any, recorded as a gain or loss on the sale of loans within non-interest income. The market value of the loans is determined on an aggregate basis.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 on January 1, 2008, and is assessing the impact of the adoption of this Statement.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company is currently evaluating this Statement and has not yet determined the financial assets and liabilities, if any, for which the fair value option would be elected or the potential impact on the consolidated financial statements, if such election were made.

2. MERGERS AND ACQUISITIONS

The acquisitions of MCM in July 2006 and FBSLO in August 2005, are described in Note 2, Mergers and Acquisitions of the 2006 10-K. The Company has not disclosed pro forma financial information about combined operations as the acquisitions were not material to the Company as a whole.

3. EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share. The denominator of the diluted earnings per share ratio includes the effect of dilutive securities. The only securities outstanding that are potentially dilutive are employee stock options and restricted stock grants.

(share and net income amounts in thousands)	Three-Month Periods
	Basic Earnings Per Share	Diluted Earnings Per Share
Period ended March 31, 2007

Numerator — Net income	$58,145	$58,145

Denominator — weighted average shares outstanding	46,953	46,953

Plus: net shares issued in assumed stock based compensation		392

Diluted denominator		47,345

Earnings per share	$1.24	$1.23
Anti-dilutive options excluded		214

Period ended March 31, 2006

Numerator — Net income	$67,368	$67,368

Denominator — weighted average shares outstanding	46,668	46,668

Plus: net shares issued in assumed stock based compensation		428

Diluted denominator		47,096

Earnings per share	$1.44	$1.43
Anti-dilutive options excluded		101

4. SECURITIES

A summary of securities owned by the Company at March 31, 2007 and December 31, 2006, is as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2007
Available-for-sale:
U.S. Treasury obligations	$49,652	$—	$(281)	$49,371
U.S. Agency obligations	399,155	28	(1,420)	397,763
Collateralized mortgage obligations	27,533	49	(136)	27,446
Mortgage-backed securities	289,286	612	(6,144)	283,754
Asset-backed securities	2,671	6	—	2,677
State and municipal securities	206,828	30,771	(463)	237,136

	$975,125	$31,466	$(8,444)	$998,147

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006
Available-for-sale:
U.S. Treasury obligations	$64,653	$—	$(504)	$64,149
U.S. Agency obligations	208,264	—	(2,032)	206,232
Collateralized mortgage obligations	64,833	31	(880)	63,984
Mortgage-backed securities	601,252	584	(15,541)	586,295
Asset-backed securities	3,021	9	—	3,030
State and municipal securities	211,817	32,114	(479)	243,452

	$1,153,840	$32,738	$(19,436)	$1,167,142

The mortgage-backed securities in the tables above primarily consist of securities issued by Government Sponsored Enterprises, specifically Fannie Mae, Freddie Mac, and Federal Home Loan Banks.

We account for all of our securities in an available for sale portfolio, and the unrealized gains or losses are accounted for by placing the unrealized gain or loss in an asset account with a corresponding amount in other comprehensive income (“OCI”), which is then reduced by a deferred tax asset at our statutory tax rate of 42.05%. The fair value is based on current market prices obtained from independent sources for each security held. If a security is in an unrealized loss position for more than 12 months, Management is required to state whether or not each security is temporarily or permanently impaired.

During the fourth quarter of 2006, the Company decided to sell a portion of the investment portfolio formerly referred to as the 2003 and 2004 leveraging strategy. In response to this change we marked the securities in this portfolio to market as of December 31, 2006 and recognized a loss of $8.8 million in non-interest income. During the first quarter of 2007, all of the securities from the 2003 and 2004 leveraging strategy were sold and the Company recognized a $1.6 million gain. The gain occurred due to a favorable change in the interest rate environment between December 31, 2006 and at the time of the sale of the leveraging portfolio in the first quarter of 2007.

The following table shows all securities that are in an unrealized loss position and temporarily impaired as of March 31, 2007 and December 31, 2006.

As of March 31, 2007 (dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$117,320	$(102)	$221,648	$(1,599)	$338,968	$(1,701)
Mortgage Backed Securities	22,069	(118)	239,889	(6,026)	261,958	(6,144)
Municipal Bonds	8,053	(31)	16,336	(432)	24,389	(463)
Asset backed Securities	—	—	—	—	—	—
Collateralized mortgage obligations	48	—	12,809	(136)	12,857	(136)

Subtotal, Debt Securities	147,490	(251)	490,682	(8,193)	638,172	(8,444)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$147,490	$(251)	$490,682	$(8,193)	$638,172	$(8,444)

As of December 31, 2006 (dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$19,688	$(22)	$250,693	$(2,514)	$270,381	$(2,536)
Mortgage Backed Securities	21,331	(163)	536,029	(15,378)	557,360	(15,541)
Municipal Bonds	8,419	(35)	16,326	(444)	24,745	(479)
Asset backed Securities	—	—	—	—	—	—
Collateralized mortgage obligations	13,675	(22)	48,458	(858)	62,133	(880)

Subtotal, Debt Securities	63,113	(242)	851,506	(19,194)	914,619	(19,436)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$63,113	$(242)	$851,506	$(19,194)	$914,619	$(19,436)

The unrealized losses at March 31, 2007 of $8.4 million are largely a result of market interest rate fluctuations. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at March 31, 2007. The Company has the ability and the intention to hold these securities until their fair values recover. As such, Management does not believe that there are any securities that are other-than-temporarily impaired as of March 31, 2007.

5. LOANS HELD FOR SALE

In March 2007, the Bank made the decision to cease origination of indirect auto loans and sell the existing portfolio. As of March 31, 2007, the Bank was actively seeking a buyer for the indirect auto loan portfolio and classified the qualifying loans in this portfolio as held for sale in our Consolidated Balance Sheet. The carrying value of the indirect auto loan portfolio was $233.9 million as of March 31, 2007 based on our lower of cost or market analysis. The carrying value includes $4.3 million of allowance for credit losses, unamortized loan origination cost and fees and, dealer simple interest receivable associated with the indirect auto loans held for sale.

We have excluded $5.3 million of indirect auto loans from loans held for sale that are 30 days or more past due and their associated allowance for credit losses of $3.1 million as the bids obtained for this portfolio have specifically excluded past due loans. These indirect auto loans remain within the Loans classification on the Consolidated Balance Sheet. We do not anticipate recording a material gain or loss on the sale of the indirect auto loan portfolio. The realized gain or loss associated with the sale of this portfolio will be reported in non-interest income upon the completion of the sale. We anticipate the sale to be completed during the second quarter of 2007.

6. LOANS

The loans held for investment portfolio consists of the following:

(dollars in thousands)	March 31, 2007	December 31, 2006
Real estate:
Residential	$1,456,290	$1,393,681
Multi-family residential	287,187	287,626
Non-residential	1,243,983	1,226,439
Construction	544,803	536,443
Commercial loans	1,032,410	1,072,831
Home equity loans	373,028	372,637
Consumer loans	199,208	527,751
Tax refund loans (RALs)	108,629	—
Leases	282,857	297,526
Other loans	2,547	3,899

Total loans	5,530,942	5,718,833
Allowance for credit losses	63,204	64,671

Net loans	$5,467,738	$5,654,162

The amounts above are shown net of deferred loan origination, commitment and extension fees and origination costs of $6.5 million as of March 31, 2007 and $7.1 million as of December 31, 2006. The indirect auto loans with a value of $233.9 million as of March 31, 2007, are reported as loans held for sale and are not included in the above table. A description of the indirect auto loans reported as held for sale is in Note 5, Loans held for sale of these Consolidated Financial Statements.

Impaired Loans

The table below discloses information about the loans classified as impaired and the valuation allowance related to them:

(dollars in thousands)	March 31, 2007	December 31, 2006
Impaired loans for which a valuation allowance has been established	$2,951	$—
Impaired loans for which no valuation allowance has been established	4,705	19,887

Loans identified as impaired	$7,656	$19,887

Valuation allowance for impaired loans	$244	$—

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. The valuation allowance amounts disclosed above are included in the allowance for credit losses reported in the balance sheets for March 31, 2007 and December 31, 2006. Impaired loans for which no valuation allowance has been established has decreased $15.2 million since December 31, 2006. The decrease of $12.2 million of impaired loans from December 31, 2006 to March 31, 2007 is mostly attributed to two large loans with the same borrower, one loan was paid-off during the quarter and the other is no longer considered to be impaired.

Below is the average balance and interest recognized for impaired loans for the first quarter of 2007 and 2006.

(dollars in thousands)	Three-Month Periods Ended March 31,
	2007	2006
Average amount of recorded investment in impaired loans for the period	$13,685	$47,119
Interest recognized during the period for impaired loans	$182	$690

The decrease of $33.4 million in the average balance of impaired loans is due to a combination of several large loans that were either paid-off or were subsequently upgraded since March 31, 2006.

Refund Anticipation Loans

The discussion of the RALs and the securitization of RALs are discussed in Note 8, Refund Anticipation Loan and Refund Transfer Programs of these Consolidated Financial Statements.

Pledged Loans

At March 31, 2007 and December 31, 2006 loans secured by first trust deeds on residential and commercial property with principal balances totaling $916.3 million and $925.0 million, respectively were pledged as collateral to the FRB and $2.33 billion and $2.13 billion, respectively were pledged to FHLB.

These amounts pledged do not represent the amount of outstanding borrowings that are required to be supported by collateral. The Company borrows extensively during the first quarter of each year to fund its RAL Program and borrows funds throughout the year to fund loans held in our portfolio.

Letters and Lines of Credit

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with “off-balance sheet” risk. These financial instruments consist of commitments to extend credit and standby letters of credit.

Lines of credit are obligations to lend money and may include borrowers whose financial condition may indicate less ability to pay than when the commitment was originally made. In the case of standby letters of credit, this risk arises from the possibility of the failure of the customer to perform according to the terms of a contract. In such a situation the third party might draw on the standby letter of credit to pay for completion of the contract and the Company would have to look to its customer to repay these funds to the Company with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer.

The maximum non-discounted exposure to credit risk is represented by the contractual notional amount of those instruments. The majority of the commitments are for one year or less. The majority of the credit lines and commitments may be withdrawn by the Company and they are subject to applicable legal requirements. As of March 31, 2007 and December 31, 2006, the contractual notional amounts of these instruments are as follows:

(dollars in thousands)	As of March 31, 2007					As of December 31, 2006
	Less than one year	One to three years	Three to five years	More than five years	Total
Commercial lines of credit	$301,160	$96,978	$28,688	$94,767	$521,593	$510,428
Consumer lines of credit	4,122	8,351	21,254	335,052	368,779	365,647
Standby letters of credit and financial guarantees	66,280	36,661	21,896	21,374	146,211	131,368

Total	$371,562	$141,990	$71,838	$451,193	$1,036,583	$1,007,443

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

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. The Company generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized by the same types of assets used as loan collateral, however several are unsecured. The Company has recorded a $449,000 liability associated with these guarantees at March 31, 2007.

7. ALLOWANCE FOR CREDIT LOSSES

The following summarizes the changes in the allowance for credit losses:

(dollars in thousands)	Consolidated	Excluding RAL	RAL
Balance, beginning of quarter	$64,671	$64,669	$2
Provision for credit losses	77,466	7,120	70,346
Recoveries added to allowance	24,139	2,979	21,160
Credit losses charged against allowance	(98,736)	(14,836)	(83,900)
Allowance for indirect auto loans reclassified as held for sale	(4,336)	(4,336)	—

Balance, March 31, 2007	$63,204	$55,596	$7,608

Balance, beginning of quarter	$55,598	$55,598	$—
Provision for credit losses	48,146	1,975	46,171
Recoveries added to allowance	15,719	2,525	13,194
Credit losses charged against allowance	(64,787)	(10,742)	(54,045)

Balance, March 31, 2006	$54,676	$49,356	$5,320

The provision for credit losses for the RAL program is discussed in Note 8, Refund Anticipation Loan and Refund Transfer Programs of these Consolidated Financial Statements.

The Company has exposure to credit losses from extending loan commitments and letters of credit as well as from loans and leases. Because funds have not yet been disbursed on these commitments and letters of credit, the face amount is not included in the amounts reported for loans and leases outstanding. Consequently, any amount provided for credit losses related to these instruments is not included in the allowance for credit losses reported in the table above, but is instead accounted for as a loss contingency and a liability on the balance sheet. The recording of this separate liability is accomplished by a charge to other non-interest expense.

The table below shows activity for this liability for the three-month periods ended March 31, 2007 and 2006:

(dollars in thousands)	For the Three-Month Periods Ended March 31,
	2007	2006
Beginning estimate	$1,448	$1,685
Additions and (Reductions)	103	(645)

Ending estimate	$1,551	$1,040

8. REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

RAL/RT Programs

Note 15, Segment Reporting of these Consolidated Financial Statements provides the financial impact of the RAL/RT programs. The RAL/RT Programs are highly seasonal. Approximately 90% of the activity occurs in the first quarter of each year which causes the first quarter segment reporting to appear as if the RAL/RT Programs are the Company’s main source of income. As the year progresses, the RAL/RT Program’s impact on the Company’s consolidated financial results becomes less apparent since, historically the RAL/RT Programs have not contributed a significant amount of income in the three remaining quarters of the year. For the first quarter of 2007, the

RAL/RT Programs net income before tax and after net credit or charge for funds was $62.9 million compared to $87.6 million for the first quarter of 2006. The main drivers of the RAL/RT Programs are fees earned on these products. The fees earned on RALs are reported in interest income while the fees earned on RTs are reported in non-interest income.

Refund Anticipation Loans

RALs are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund and subject to an underwriting process prior to approval. RALs are offered during the tax-filing season of January through April of each year. RALs are repaid directly by the IRS to the Company once the tax return has been processed. Funds received from the IRS above the RAL plus associated fees are remitted to the taxpayer by the Company. The funds advanced are generally repaid within several weeks. Therefore, the processing costs and provision for loan loss represent the major costs of the loans. This is in contrast to other loans for which the cost of funds is the major cost to the Company. Because of their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has a tiered fee schedule for this service. The larger the loan, the larger the amount at risk from nonpayment and therefore the fee varies by the amount of funds advanced due to the increased credit risk rather than the length of time that the loan is outstanding. Nonetheless, because the customer signs a loan application and note, the Company reports the fees received for the RALs as interest income. Net interest income for RALs was $114.4 million in the first quarter of 2007 and $108.0 million for the first quarter of 2006.

As of March 31, 2007, we had $108.6 million of RAL loans remaining on our balance sheet. The remaining balance of RALs as of March 31, 2007 represents the balance of RALs the Company has estimated to be collectable prior to the end of the year. This balance is higher than in prior years due to increased fraud screening by the IRS. Any loan balance for which repayment has not been received by the end of the year is charged off. Therefore, no RALs were reported as of December 31, 2006.

Refund Transfer Fees

When customers do not choose or do not qualify for a RAL, they may still benefit from an expedited payment of their income tax refund. An RT is an electronic transfer of an income tax refund directly to the taxpayer. The Company acts as a conduit from the IRS to the taxpayer enabling a quick and safe delivery of the taxpayer’s income tax refund. There is no credit risk or borrowing cost for the Company because RT’s are only delivered to the taxpayer upon receipt of the refund directly from the IRS. Payment of an RT is made in one of two ways. The Company either authorizes the tax preparer to provide a check directly to the taxpayer or the Company deposits the refund into a taxpayer’s account. Fees earned on RTs are recognized as fee income within non-interest income. RT fees earned for the first quarter of 2007 was $39.2 million compared to $39.5 million in the first quarter of 2006. The slight decrease in RT fees is due to lower than expected requests for RTs from users of tax preparation software.

Refund Anticipation Loan Securitizations

In December 2006, the Company entered into an agreement with other financial institutions to make use of Securitization financing for the 2007 RAL season by selling RALs into their multi-seller conduits or to the other institution directly. The terms of this agreement are substantially the same as the agreements used in prior years.

The Company has established a special purpose, wholly-owned subsidiary corporation named SBB&T RAL Funding Corporation to securitize RALs into multi-seller conduits, backed by commercial paper. PCBNA acted as the servicer for all such RALs during the securitization periods. These occur during the first quarter of each year. Generally, the conduit holds loans for only three or four weeks during January and February of each year. The Company has estimated the amount of subsequent recoveries on loans charged-off in the securitizations during the remainder of the year as part of the gain calculated below.

Below is a summary of the gain on sale of RAL loans sold into the securitizations for March 31, 2007 and March 31, 2006:

(dollars in thousands)	For the Three-Month Periods Ended March 31,
	2007	2006
RAL fees	$59,969	$60,867
Fees paid to investor	(2,383)	(1,796)
Commitment fees paid	(1,575)	(1,155)
Credit losses	(14,189)	(14,753)

Net gain on sale of RALs	$41,822	$43,163

Provision for Credit Losses for RAL

Provision for credit losses increased by $29.3 million in the first quarter of 2007 compared to the first quarter of 2006. The increase is largely driven by the RAL program and Holiday loans. The RAL provision for credit losses was $70.3 million in the first quarter of 2007 compared to $46.2 million in the first quarter of 2006. The increase is largely driven by higher loss rates in the RAL pre-file product and higher incidences of fraud in all RAL business lines. The remainder of the increase in the provision for credit losses is mostly attributed to the Holiday loan program. Due to the higher loss rates on the RAL pre-file product and Holiday loans, the Company has decided to no longer offer these products.

The RAL pre-file product is a RAL product that is offered in advance of the taxpayer’s filing of their tax return, primarily in the month of January, for a portion of the anticipated refund amount. The loan is repaid upon a funded RAL or RT.

9. DEPOSITS

Deposits and the related interest expense consist of the following:

(dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Non-interest bearing deposits	$1,194,922	$1,079,152	$1,161,005

Interest-bearing deposits:
NOW accounts	1,169,867	1,186,352	1,363,548
Money market deposit accounts	637,535	630,155	657,617
Other savings deposits	287,099	275,910	343,198
Time certificates of $100,000 or more	1,195,365	1,350,527	1,181,186
Other time deposits	524,496	524,305	517,386

Total deposits	$5,009,284	$5,046,401	$5,223,940

Included in time certificates of $100,000 or more are $158.9 million of broker certificate of deposits.

(dollars in thousands)	Interest Expense on Deposits for the Three-Month Periods Ended March 31,
	2007	2006
NOW accounts	$6,149	$4,521
Money market deposit accounts	5,603	4,534
Other savings deposits	796	946
Time certificates of $100,000 or more	17,483	11,230
Other time deposits	5,391	4,297

Total interest on deposits	$35,422	$25,528

Deposits decreased primarily due to the maturity of $154.8 million of broker time certificate of deposits entered into in the fourth quarter of 2006 of $313.8 million to provide funding of RALs during the first quarter of 2007. Interest expense on deposits increased during the three-month period ended March 31, 2007 compared to March 31, 2006 due to rising interest rates paid on deposits and an increase of $267.5 million in the average balance of time certificates of deposits in the two respective periods.

10. LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings include the following items:

(dollars in thousands)	March 31, 2007	December 31, 2006
Long-term debt and other borrowings:
Federal Home Loan Bank advances	$1,064,935	$1,088,203
Treasury Tax & Loan amounts due to Federal Reserve Bank	67	104,492
Subordinated debt issued by the Bank	121,000	121,000
Subordinated debt issued by the Company	77,947	78,009

Total Long-term debt and other borrowings	1,263,949	1,391,704
Obligation under capital lease	9,523	9,468

Total Long-term debt and other borrowings and obligations under capital lease	$1,273,472	$1,401,172

Treasury tax and loans with the Federal Reserve Bank have decreased $104.4 million since December 31, 2006. The main source of this change is from $100.0 million of short-term debt maturing on January 3, 2007 through the Term Investment Option (“TIO”) program. The TIO is an investment opportunity offered to participants that have treasury tax and loans with the Federal Reserve Bank. The U.S. Treasury will periodically auction excess operating funds to participants for a fixed term at a rate determined through a competitive bidding process. Included within the Treasury tax and loan amounts are payroll deposits made by employers to PCBNA for eventual payment to the IRS. PCBNA may hold these deposits and pay interest on them until called by the U.S. Treasury.

11. OTHER POSTRETIREMENT BENEFITS

All eligible retirees may obtain health insurance coverage through the Company’s Retiree Health Plan. The Company is required to recognize the cost of the benefits as the eligible retirees earn them rather than when the benefits are paid. The commitment the Company has made to provide these benefits is recognized in the financial statements and they are described in detail in our Consolidated Financial Statements of our 2006 10-K in Note 15, Other Postretirement Benefits.

The amount of the periodic expense recognized in the three-month period ending March 31, 2007 and 2006 are disclosed in the following table.

(dollars in thousands)	For the Three- Month Periods Ended March 31,
	2007	2006
Service cost	$346	$427
Interest cost	280	266
Return on assets	(191)	(167)
Amortization cost	11	90

Total	$446	$616

12. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. This Interpretation provides guidance for accounting and disclosure for uncertainty in tax provisions and for the recognition and measurement related to the accounting for income taxes.

The adoption of FIN 48 did not have a material effect to our financial statements. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Pursuant to the statute of limitations, the Company is open to audit by the Internal Revenue Service (IRS) for 2003-2006 tax years and by various state taxing authorities for 2002-2006 tax years. However, we currently do not have any examinations in progress or any inquiries from the IRS or states that would cause us to record an additional tax liability. We also do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have an assessment from taxing authority, it is our accounting policy to recognize any interest and penalties as a component of income tax expense.

13. COMMITMENTS AND CONTINGENCIES

Table of Contractual Lease Obligations

The following table shows the contractual lease obligations the Company is committed to make. The nature, business purpose, and significance of the items are discussed in separate sections below the table.

(dollars in thousands)	As of March 31, 2007					As of December 31, 2006
	Less than one year	One to three years	Three to five years	More than five years	Total
Non-cancelable leases	$11,622	$17,797	$10,823	$12,438	$52,680	$52,799
Capital leases	343	824	906	24,149	26,222	26,308

Total	$11,965	$18,621	$11,729	$36,587	$78,902	$79,107

Leasing of Premises: The Company leases most of its office locations and substantially all of these office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of March 31, 2007, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the above table. The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants. Sub-tenants leasing space from the Company are contractually obligated to the Company for approximately $2.2 million. Approximately 63% of these payments are due to the Company over the next three years.

The adoption of FIN 48 did not have a material effect to our financial statements. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements and, therefore we have not included additional disclosure regarding an outstanding commitment to the IRS or various state taxing authorities.

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

14. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has not adopted SFAS 157, “Fair Value Measurements” but we are fulfilling the disclosure requirements as per SFAS 157, utilizing SFAS 107, “Disclosures about Fair Value of Financial Instruments” guidance in calculating the fair values. There are several factors that users of these financial statements should keep in mind regarding the fair values disclosed in this note. First, there are uncertainties inherent in the process of estimating the fair value of certain financial instruments. Second, the Company must exclude from its estimate of the fair value of deposit liabilities any consideration of its on-going customer relationships that provide stable sources of investable funds. The assumptions used to estimate the fair value of each class of financial instruments are disclosed in our 2006 10-K in Note 24, Disclosures about Fair Value of Financial Instruments.

The carrying amount and estimated fair values of the Company’s financial instruments as of March 31, 2007 and December 31, 2006 are as follows:

(dollars in thousands)	March 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$178,821	$178,821	$154,182	$154,182
Federal funds sold	—	—	—	—
Securities available-for-sale	998,147	998,061	1,167,142	1,167,142
Loans held for sale	233,939	233,939	—	—
Net loans	5,467,738	5,396,679	5,654,162	5,588,402
Mortgage servicing rights	1,805	1,805	1,861	1,861

Total financial assets	6,880,450	6,809,305	6,977,347	6,911,587

Financial liabilities:
Deposits	5,009,284	5,001,648	5,046,401	5,037,103
Long-term debt and other borrowings	1,273,472	1,269,238	1,401,172	1,387,966
Repurchase agreements and
Federal funds purchased	344,667	342,983	356,352	354,457

Total financial liabilities	6,627,423	6,613,869	6,803,925	6,779,526

Net financial Assets	$253,027	$195,436	$173,422	$132,061

15. SEGMENT REPORTING

The Company has five lines of business for management reporting purposes including Community Banking, Commercial Banking, RAL/RT Programs, Wealth Management, and All Other. Interest income and segment interest expense for segment reporting are presented on a fully taxable equivalent (FTE) basis. The reported financial results for each segment are based on management accounting assumptions, which drive balance sheet and income statement items based on the type of customers, products and services offered. If the Management structure and or allocation process changes, allocations, transfers and assignments may change.

Each segment’s customers and services from which revenues are derived and the calculation of funds transfer pricing for segment reporting is disclosed within our 2006 10-K’s Consolidated Financial Statements, Note 25, Segment Reporting.

Specific Segment Disclosure

The following table presents information for each specific segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the Chief Executive Officer. Also included is the sum of the other operating and support units in the All Other column.

(dollars in thousands)	Community Banking	Commercial Banking	RAL/RT Programs	Wealth Management	All Other	Total

For the Three-months-ended March 31, 2007

FTE Interest Income	$59,943	$41,595	$123,985	$—	$22,443	$247,966
FTE Interest Expense	25,637	—	9,600	—	26,079	61,316

Net Interest Income	34,306	41,595	114,385	—	(3,636)	186,650

Provision for Credit Losses	9,059	(1,939)	70,346	—	—	77,466
Non-Interest Income	8,146	695	85,466	6,313	3,634	104,254
Non-Interest Expense	15,380	2,204	62,002	2,693	32,615	114,894

Direct Income before Tax	18,013	42,025	67,503	3,620	(32,617)	98,544

Indirect Allocations
Net Credit (Charge) for funds	16,981	(27,546)	(4,595)	266	14,894	—

Net Income before Tax	$34,994	$14,479	$62,908	$3,886	$(17,723)	$98,544

Total assets	$3,236,833	$2,078,723	$135,872	$10,356	$1,970,897	$7,432,681

For the Three-months-ended March 31, 2006

FTE Interest Income	$49,948	$34,794	$113,526	$—	$20,374	$218,642
FTE Interest Expense	19,635	—	5,576	313	16,429	41,953

Net Interest Income	30,313	34,794	107,950	(313)	3,945	176,689

Provision for Credit Losses	1,990	(15)	46,171	—	—	48,146
Non-Interest Income	8,078	575	89,364	4,562	1,312	103,891
Non-Interest Expense	17,301	2,094	66,520	1,650	35,449	123,014

Direct Income before Tax	19,100	33,290	84,623	2,599	(30,192)	109,420

Indirect Allocations
Net Credit (Charge) for funds	19,344	(14,658)	2,950	326	(7,962)	—

Net Income before Tax	$38,444	$18,632	$87,573	$2,925	$(38,154)	$109,420

Total assets	$2,693,477	$1,843,809	$59,017	$1,449	$2,372,384	$6,970,136

The following table reconciles total interest income and net income before tax for segments to total interest income and income before provision for income taxes in the Consolidated Financial Statements. For purposes of performance measurement in the segment disclosure above, income from tax-exempt securities, loans, and leases are reported on a fully taxable equivalent basis. Interest income and income before provision for income taxes reported in the Consolidated Statements of Income exclude a tax equivalent adjustment that reflects interest earned on certain municipal securities and loans that are exempt from Federal income tax. While useful to Management, this FTE adjustment to recognize the tax-exempt nature of these instruments is not in accordance with GAAP. Consequently, the table below shows the tax equivalent adjustment as a reconciling item between total interest income and net income before tax for the segments and the corresponding amounts reported in the Consolidated Statements of Income.

(dollars in thousands)	For the Three-Month Periods Ended March 31,
	2007	2006
Total FTE Interest Income for reportable segments	$247,966	$218,642
Elimination of taxable equivalent adjustment	(1,538)	(1,551)

Reported Total interest income	$246,428	$217,091

Total Net income before tax for reportable segments	$98,544	$109,420
Elimination of taxable equivalent adjustment	(1,538)	(1,551)

Reported Income before provision for income taxes	$97,006	$107,869

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

The Company is a bank holding company. All references to “the Company”,” we”, “our” and “us” apply to Pacific Capital Bancorp and its subsidiaries on a consolidated basis. The Company’s organizational structure and description of services are discussed in Item 1, Business in our 2006 10-K” and in Note 1, Summary of Significant Accounting Policies of our Consolidated Financial Statements in the Form 10-K and they should be read in conjunction with this Quarterly Report on Form 10-Q (“10-Q”). Terms and acronyms used throughout this document are defined in the glossary on pages 45 through 46.

FINANCIAL OVERVIEW AND HIGHLIGHTS

Effective April 2, 2007, the Board of Directors of Pacific Capital Bancorp named George S. Leis as President, Chief Executive Officer and a member of the Board of Directors. Mr. Leis joined Pacific Capital as Executive Vice President in March 2006 and subsequently assumed the role of Chief Information Officer. He began his career in 1983 with the former Security Pacific National Bank and spent several years in a variety of roles within the retail and commercial banking areas. Mr. Leis held Senior Vice President positions in private banking divisions of Bank of America and Wells Fargo. Immediately preceding his arrival at Pacific Capital Bancorp, Mr. Leis was the Managing Director of the U.S. Head Products and National Practice Leader for investments at Deutsche Bank’s Private Wealth Management Division. Mr. Leis made significant contributions since his arrival at Pacific Capital Bancorp including stabilizing the Information Technology infrastructure and leading the effort to right-size and reorganize both support and revenue producing divisions of Pacific Capital Bancorp.

Mr. Leis replaced William S. Thomas Jr., who retired his role as President and CEO, but continues working with the Company in a community relations capacity.

Financial results in the first quarter of 2007 include a lower than expected financial performance from the RAL and RT Programs. We did experience improved performance in our Core Bank, specifically in non-interest income and lower non-interest expenses. Normalized for the impact of the RAL/RT Programs, Holiday Loans and one-time items recorded in the first quarter of 2007, the operating efficiency ratio improved to 65.32% compared with 69.56% in the first quarter of 2006.

Net income for the three-months ended March 31, 2007 was $58.1 million, or $1.23 per diluted share, compared with net income of $67.4 million, or $1.43 per diluted share for the three-months ended March 31, 2006.

Key drivers are described below and discussed in more detail throughout the Management Discussion and Analysis (“MD&A”) and in our Consolidated Financial Statements of this 10-Q:

•

Net income from the RAL/RT programs declined by $9.9 million to $39.1 million in the first quarter of 2007 compared with $49.0 million in the first quarter of 2006. The decrease is largely driven by higher loss rates in the RAL pre-file product, higher incidences of fraud in RALs and lower than anticipated RT transaction volumes.

•

Net income from the Core Banking operations increased by $698,000 to $19.0 million in the first quarter of 2007 from $18.3 million in the first quarter of 2006. The increase was driven by a 29.3% increase in non-interest income and a further decline in non-interest expenses, which helped to offset a decline in the net interest margin.

Net interest income on a fully taxable-equivalent (FTE) basis was $186.7 million for the first quarter of 2007 compared with $176.7 million in the first quarter of 2006. Excluding RALs, FTE net interest income was $72.3 million compared with $68.7 million in the first quarter of 2006. The increase is reflective of an 11.1% annualized growth in the loan portfolio compared with the first quarter of 2006.

Net interest income during the first quarter of 2007 from the RAL Program increased to $114.4 million from $108.0 million in the first quarter of 2006. Although the transaction volume decreased by 1.5%, the increase in net interest income was due to higher average RAL balances and fees earned on RAL loans.

Net interest margin for the first quarter of 2007 was 9.36%, which compares with 10.54% in the first quarter of 2006. Exclusive of RAL’s and Holiday loans in both periods, net interest margin for the first quarter of 2007 was 3.88%, compared with 4.37% in the first quarter of 2006. The decrease in net interest margin is driven by higher funding costs from Wholesale sources and a decline in core deposits.

Credit quality remained strong in the first quarter of 2007. Net charge-offs were $74.6 million or 4.38% of average total loans in the first quarter of 2007 compared to $49.1 million or 3.66% of average total loans in first quarter of 2006. Excluding the impact of the RAL Program, net charge-offs for the first quarter of 2007 were $11.9 million or 0.85% of average total loans compared to $8.2 million for the first quarter of 2006 or 0.68% of average total loans. The provision for credit losses was $77.5 million for the first quarter of 2007 compared to $48.1 million recorded in the same period of 2006 due to higher provision for credit losses in the RAL Program. Excluding the impact of the RAL Program and Holiday loans, the provision for credit losses was $5.2 million for the three-month period ending on March 31, 2007, an increase of $4.1 million compared to the three-month period ending March 31, 2006. The increase of $4.1 million in the provision for credit losses in the first quarter of 2007 compared to the first quarter of 2006 was due to an increase in net losses by our Community Lending Group, and the normalization of allowance expense this year compared to 2006 which had benefited from significant reductions in its substandard and SFAS 114, Accounting by Creditors for Impairments of a Loan, pool of loans. The Company announced in April 2007 that Holiday loans and RAL pre-file products would no longer be offered.

Non-interest income increased by $363,000 to $104.3 million for the quarter ended March 31, 2007 from $103.9 million for the quarter ended March 31, 2006. Excluding the impact of the RAL/RT Programs, non-interest income increased by 29.3% or $4.3 million in the first quarter of 2007 compared to the first quarter of 2006. This increase is driven by the increases in nearly all categories with particularly strong growth in trust and investment advisory fees of 38.4% or $1.7 million and an increase of $1.8 million in the gain on sale of securities compared to the first quarter of 2006. The increase of trust and investment advisory fees is mostly attributed to the acquisition of Morton Capital Management (“MCM”), which has enabled the Company to increase its product offering to high net-worth customers. The increase in gain on the sale of securities is primarily from the $1.6 million gain realized on the sale of the 2003 and 2004 leveraging portfolios in the first quarter of 2007. This gain partially offsets the $8.8 million impairment loss recorded in the fourth quarter of 2006 as discussed in our 2006 10-K and in Note 4, Securities of the Consolidated Financial Statements included in this 10-Q.

The table below highlights the changes in non-interest income and the contribution from the RAL/RT programs.

(dollars in thousands)	For the Three-Month Periods Ended
	March 31, 2007			March 31, 2006
	Consolidated	Excluding RAL/RT	RAL/RT	Consolidated	Excluding RAL/RT	RAL/RT
Non-interest income:
Service charges on deposits	$4,257	$4,257	$—	$3,998	$3,998	$—
Trust and investment advisory fees	6,230	6,230	—	4,500	4,500	—
Refund transfer fees	39,218	—	39,218	39,454	—	39,454
Other service charges, commissions and fees, net	8,424	4,002	4,422	10,457	3,710	6,747
Gain on sale of tax refund loans (RALs), net	41,822	—	41,822	43,163	—	43,163
Gain (loss) on securities, net	1,941	1,941	—	147	147	—
Other income	2,362	2,358	4	2,172	2,172	—

Total non-interest income	$104,254	$18,788	$85,466	$103,891	$14,527	$89,364

Non-interest expense was $114.9 for the first quarter of 2007, a decrease of 6.6% or $8.1 million from $123.0 million in the first quarter of 2006. Excluding the impact of the RAL/RT Programs, non-interest expense was $52.9 million for the first quarter of 2007, a $3.6 million or 6.4% decrease from the first quarter of 2006 when the expense was $56.5 million. This improvement is due to our continued focus on expense management. The primary drivers include decreases in personnel expense from staff reductions, lower software amortization and an overall reduction in other non-interest expenses including consulting, marketing and discretionary expenses. The decrease in expenses from the RAL/RT Programs is due to lower marketing and technology fees incurred in the first quarter of 2007 as a result of lower transaction volumes.

The table below highlights the changes in non-interest expenses and the RAL/RT Programs impact.

(dollars in thousands)	For the Three-Month Periods Ended
	March 31, 2007			March 31, 2006
	Consolidated	Excluding RAL/RT	RAL/RT	Consolidated	Excluding RAL/RT	RAL/RT
Non-interest expense:
Personnel	$35,800	$29,204	$6,596	$34,614	$29,845	$4,769
Occupancy expense	5,309	5,053	256	4,815	4,588	227
Equipment expense	2,466	2,247	219	2,412	2,201	211
Refund program marketing and technology fees	44,487	—	44,487	52,043	—	52,043
Other expenses	26,832	16,388	10,444	29,130	19,860	9,270

Total non-interest expense	$114,894	$52,892	$62,002	$123,014	$56,494	$66,520

The Company’s operating efficiency ratio for the first quarter of 2007 was 39.76%, compared with 43.87% in the same period last year. Excluding the impact of the RAL/RT programs, Holiday loans and the one-time items recorded in particular quarters, the Company’s operating efficiency ratio for the first quarter of 2007 was 65.32%, compared with 69.56% in the same period last year. This also compares with an operating efficiency ratio of 66.16% in the fourth quarter of 2006.

Operating Efficiency Ratio:

(dollars in thousands)	For the Three-Month Period Ended March 31, 2007
	Consolidated	RAL/RT Impact	Excluding RAL/RT	1st Quarter Items impact	Excluding 1st Quarter items, RAL/RT	Holiday Loans Impact	Excluding RAL/RT, 1st Qtr and Holiday loan impact
Non-Interest Expense	$114,894	$(62,002)	$52,892	$728	$53,620	$—	$53,620

Net Interest Income	185,112	(118,069)	67,043	—	67,043	(3,346)	63,697

Add: Non-Interest Income	104,254	(85,466)	18,788	—	18,788	—	18,788

Less: Gain/Loss on Securities	1,941	—	1,941	—	1,941	—	1,941
Add: Tax Equivalent Adj. on Securities	1,538	—	1,538	—	1,538	—	1,538

Adjusted Income for Efficiency Ratio	$288,963		$85,428		$85,428		$82,082

Operating Efficiency Ratio	39.76%		61.91%		62.77%		65.32%

(dollars in thousands)	For the Three-Month Period Ended December 31, 2006
	Consolidated	RAL/RT Impact	Excluding RAL/RT	4th Quarter Items impact	Excluding 4th Quarter items, RAL/RT	Holiday Loans Impact	Excluding RAL/RT, 4th Qtr and Holiday loan impact
Non-Interest Expense	$66,536	$(3,363)	$63,173	$(9,922)	$53,251	$—	$53,251

Net Interest Income	66,572	622	67,194	—	67,194	(4,728)	62,466

Add: Non-Interest Income	9,887	(235)	9,652	(1,962)	7,690	—	7,690

Less: Gain/Loss on Securities	(8,761)	—	(8,761)	N/A	(8,761)	—	(8,761)
Add: Tax Equivalent Adj. on Securities	1,567	—	1,567	—	1,567	—	1,567

Adjusted Income for Efficiency Ratio	$86,787		$87,174		$85,212		$80,484

Operating Efficiency Ratio	76.67%		72.47%		62.49%		66.16%

(dollars in thousands)	For the Three-Month Period Ended March 31, 2006
	Consolidated	RAL/RT Impact	Excluding RAL/RT	1st Quarter Items impact	Excluding 1st Quarter items, RAL/RT	Holiday Loans Impact	Excluding RAL/RT, 1st Qtr and Holiday loan impact
Non-Interest Expense	$123,014	$(66,520)	$56,494	$—	$56,494	$—	$56,494

Net Interest Income	175,138	(107,950)	67,188	—	67,188	(1,904)	65,284

Add: Non-Interest Income	103,891	(89,364)	14,527	—	14,527	—	14,527

Less: Gain/Loss on Securities	147	—	147	—	147	—	147
Add: Tax Equivalent Adj. on Securities	1,551	—	1,551	—	1,551	—	1,551

Adjusted Income for Efficiency Ratio	$280,433		$83,119		$83,119		$81,215

Operating Efficiency Ratio	43.87%		67.97%		67.97%		69.56%

The improvement in the core bank’s operating efficiency ratio from the fourth quarter of 2006 is primarily attributable to higher revenue and the continued impact of the Company’s expense management initiatives.

Segments

We operate under five lines of business for management reporting including Community Banking, Commercial Banking, RAL/RT Programs, Wealth Management and All Other. A description of the segments, financial results and allocation methodology is discussed in our Consolidated Financial Statements within our 2006 10-K, Note 25, Segment Reporting and in our 10-Q, Note 15, Segment Reporting in our Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies for significant balance sheet and income statement accounts are disclosed in our 2006 10-K, Note 1, Summary of Significant Accounting Policies and in the Critical Accounting Polices section of the MD&A. Management believes that a number of these polices are critical to the understanding of the Company’s financial condition and results of operation because they involve estimates, judgment, or are otherwise less subject to precise measurement and because the quality of the estimates materially impact those results. This section is intended (1) to identify those critical accounting policies used in the preparation of the Consolidated Financial Statements; (2) to help the reader understand the methodology used in determining these estimates; (3) to identify assumptions used in determining these estimates; and (4) to give readers an understanding of the impact those estimates have on the presentation of the Company’s financial condition, changes in financial condition and results of operations.

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

The principal areas in which significant estimates and management judgment are used are as follows:

•	Allowance for credit losses

•	Accounting for income taxes

•	Accounting for securities

•	Goodwill and other intangible assets

•	Revenue recognition on loans

•	RAL/RT Programs

These principal areas are discussed in detail in our 2006 10-K in the Critical Accounting Polices section of the MD&A and in our Consolidated Financial Statements, Note 1, Summary of Significant Accounting Policies which are essential to understanding our financial information within this 10-Q.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

The Company’s primary source of revenue is net interest income. Net interest income is the difference between the interest earned on the loans and securities portfolios and the interest paid on deposits and wholesale borrowings. The net interest income and the net interest margin are reported on a FTE basis. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax.

FTE net interest income increased by $10.0 million or 5.6% to $186.7 million for the first quarter of 2007 compared to $176.7 million in the first quarter of 2006. The primary driver of the increase was the growth in the average balance of the loan portfolio, increasing by $1.48 billion or 27.2% including RAL and $768.7 million or 15.7% excluding RAL. FTE interest income excluding RALs was $72.3 million in the first quarter of 2007 compared to $68.7 million in the first quarter of 2006. The weighted average rate on loans excluding RAL increased to 7.77% for the first quarter of 2007 compared to 7.40% for the first quarter of 2006.

Interest expense in the first quarter of 2007 was $61.3 million, an increase of $19.4 million or 46.2% over the first quarter of 2006 of $42.0 million. The increase in interest expense in the first three months of 2007 compared to the first three months of 2006 is mostly attributed to higher interest rates being paid on deposits and a reliance on more expensive wholesale borrowings such as FHLB advances to fund loan growth. This increase in interest expense is evident in the Volume and Rate Variance Analysis of Net Interest Income table on page 32. The weighted average rate on deposits increased by 95 basis points (bps) for the three-month period ending March 31, 2007 compared to the three-month period ending March 31, 2006 while the average balance on other borrowings increased $427.5 million in the first quarter of 2007 versus the first quarter of 2006.

The FTE net interest margin in the first quarter of 2007 decreased to 9.36% compared to 10.54% for the first quarter of 2006. This decrease is mainly attributable to higher funding costs and lower than anticipated RAL loans and a higher ending RAL loan balance as of March 31, 2007. Excluding RALs and Holiday loans FTE net interest margin increased 5 bps in the first quarter of 2007 compared to the fourth quarter of 2006. We are encouraged by this improvement and expect our net interest margin to expand in future quarters due to our business alignment strategies and our continued focus to improve our balance sheet management.

The table below depicts the FTE net interest margin excluding RALs and Holiday loans.

FTE Net Interest Margin Exclusive of RAL and Holiday Loans:

(dollars in thousands)	For the Three-Month Periods Ended
	March 31, 2007	December 31, 2006	March 31, 2006
Consolidated Average Earning Assets	$8,086,319	$6,663,096	$6,799,230
RAL—Average Earning Assets	1,230,384	1,559	577,424
Holiday Loan—Average Loans	41,554	35,797	22,955

Adjusted Consolidated Average Earning Assets	$6,814,381	$6,625,740	$6,198,851

Tax Equivalent Consolidated Net Interest Income	$186,650	$68,139	$176,689
Net Interest Income Adjustment for RAL	(114,385)	622	(107,950)
Internal Funds Transfer charge for RAL Deposit Float	(3,684)	—	—

Adjusted Tax Equivalent Consolidated Net Interest Income (Net of RAL)	68,581	68,761	68,739

Net Interest Income Adjustment for Holiday Loans (HL)	(3,346)	(4,728)	(1,904)

Adjusted Tax Equivalent Consolidated Net Interest Income (Net of RAL & HL)	$65,235	$64,033	$66,835

Excluding RAL	4.06%	4.10%	4.48%
Excluding RAL and Holiday Loans	3.88%	3.83%	4.37%

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

“Volume and Rate Variance Analysis of Net Interest Income,” analyzes the changes in net interest income from the current quarter of 2007 to the same quarter in 2006. The analysis shows the impact of volume and rate changes on the major categories of assets and liabilities from one year to the next. The table explains what portion of the difference or variance in interest income or expense from one year to the next for each major category of assets or liabilities is due to changes in the balances (volume) or to changes in rates.

Distribution of Average Assets, Liabilities, and Shareholders’ Equity and Related Interest Income, Expense, and Rates – Fully Tax Equivalent Basis

	For the Three-Month Period Ended March 31, 2007			For the Three-Month Period Ended March 31, 2006
(dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Assets:
Federal funds sold	$59,243	$804	5.50%	$11,314	$126	4.52%
Securities:
Taxable	912,814	10,209	4.54%	1,147,434	11,835	4.18%
Non-taxable	207,970	4,225	8.13%	209,608	4,237	8.09%

Total securities	1,120,784	14,434	5.21%	1,357,042	16,072	4.78%

Loans:
Commercial (including leasing)	1,333,226	29,528	8.98%	1,220,424	25,189	8.37%
Real estate-multi family & nonresidential	2,065,549	38,457	7.45%	1,808,220	32,866	7.27%
Real estate-residential 1-4 family	1,414,174	20,695	5.85%	1,147,242	16,271	5.67%
Consumer (1)	2,090,381	143,995	27.94%	1,251,588	128,100	41.51%
Other	2,962	53	7.26%	3,400	18	2.15%

Total loans (2) (3)	6,906,292	232,728	13.62%	5,430,874	202,444	15.07%

Total earning assets	8,086,319	247,966	12.44%	6,799,230	218,642	13.04%

SFAS 115 Market Value Adjustment	22,083			1,608
Non-earning assets	78,233			435,603

Total assets	$8,186,635			$7,236,441

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,072,980	$12,548	2.45%	$2,293,446	$10,001	1.77%
Time certificates of deposit	2,016,157	22,874	4.60%	1,748,645	15,527	3.60%

Total interest-bearing deposits	4,089,137	35,422	3.51%	4,042,091	25,528	2.56%

Borrowed funds:
Repos and Federal funds purchased	525,802	6,844	5.28%	470,775	5,165	4.45%
Other borrowings	1,453,147	19,050	5.32%	1,025,610	11,260	4.45%

Total borrowed funds	1,978,949	25,894	5.31%	1,496,385	16,425	4.45%

Total interest-bearing liabilities	6,068,086	61,316	4.10%	5,538,476	41,953	3.07%

Noninterest-bearing demand deposits	1,393,120			1,398,904
Other liabilities	90,010			(263,763)
Shareholders’ equity	635,419			562,824

Total liabilities and shareholders’ equity	$8,186,635			$7,236,441

Interest income/earning assets			12.44%			13.04%
Interest expense/earning assets			3.08%			2.50%

Tax equivalent net interest income/margin		186,650	9.36%		176,689	10.54%
Provision for credit losses charged to operations/earning assets		77,466	3.88%		48,146	2.87%

Net interest margin after provision for credit losses on tax equivalent basis		109,184	5.48%		128,543	7.67%

Less: tax equivalent income included in interest income from non-taxable securities and loans		1,538	0.08%		1,551	0.10%

Net interest income after provision for credit loss		$107,646	5.40%		$126,992	7.57%

Loan information excluding RALs:
(1) Consumer loans other than RALs	$858,330	$20,010	9.45%	$726,214	$15,157	8.46%
(2) Loans other than RALs	$5,674,241	$108,743	7.77%	$4,905,500	$89,501	7.40%
(3) Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Volume and Rate Variance Analysis of Net Interest Income—Taxable equivalent basis

(dollars in thousands)	For the Three-Month Periods Ended March 31, 2007 vs. March 31, 2006
Increase (decrease) in:	Change in Average Balance	Change in Income/ Expense	Rate	Volume
Assets:
Money market instruments:
Federal funds sold	$47,929	$678	$33	$645
Securities:
Taxable	(234,620)	(1,626)	952	(2,578)
Non-taxable	(1,638)	(12)	21	(33)

Total securities	(236,258)	(1,638)	973	(2,611)

Loans:
Commercial (including leasing)	112,802	4,339	1,913	2,426
Real estate-multi family & nonresidential	257,329	5,591	829	4,762
Real estate-residential 1-4 family	266,932	4,424	531	3,893
Consumer loans	838,793	15,895	(51,084)	66,979
Other loans	(438)	35	37	(2)

Total loans	1,475,418	30,284	(47,774)	78,058

Total earning assets	$1,287,089	$29,324	$(46,768)	$76,092

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$(220,466)	$2,547	$3,576	$(1,029)
Time certificates of deposit	267,512	7,347	4,738	2,609

Total interest-bearing deposits	47,046	9,894	8,314	1,580

Borrowed funds:
Repos and Federal funds purchased	55,027	1,679	1,032	647
Other borrowings	427,537	7,790	2,487	5,303

Total borrowed funds	482,564	9,469	3,519	5,950

Total interest-bearing liabilities	$529,610	19,363	11,833	7,530

Tax equivalent net interest income		$9,961	$(58,601)	$68,562

Loans excluding RALs	$768,741	$19,242	$4,654	$14,588
Consumer loans excluding RALs	$132,116	$4,853	$1,900	$2,953

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.
(2)	The change not solely due to volume or rate has been prorated into rate and volume components.

The proration is done based on the relative amounts of the rate and volume variances prior to the proration.

PROVISION FOR CREDIT LOSSES

Quarterly, the Company estimates its allowance for credit losses and calculates the change in the allowance for credit losses from the prior quarter. This net change in the allowance coupled with the net write-offs experienced during the period determines the provision for credit losses. For additional information regarding the calculation of the allowance for credit losses, refer to the allowance for credit losses discussion within the 2006 10-K MD&A.

Provision for credit losses increased by $29.3 million in the first quarter of 2007 when compared to the first quarter of 2006. The increase is largely driven by the RAL program and Holiday loans. The RAL provision for credit losses was $70.3 million in the first quarter of 2007 compared with $46.2 million in the first quarter of 2006, an increase of $24.2 million. The increase is largely driven by higher loss rates in the RAL pre-file product and higher incidences of fraud in all RAL business lines. The remainder of the increase in the provision for credit losses is mostly attributed to the Holiday loan program. Due to the higher loss rates on the RAL pre-file product and Holiday loans, the Company has decided to no longer offer these products.

NON-INTEREST INCOME

Non-interest income includes fee income received from servicing deposit relationships, trust and investment advisory fees, RT fees earned from processing tax refunds, fees and commissions earned on certain transactions and gains or losses on the sale of securities and assets. Non-interest income totaled $104.3 million for the three-months ended March 31, 2007, an increase of $363,000 over the same period in 2006. The following is a brief discussion of the material components of non-interest income.

Trust and Investment Advisory Fees

Trust and investment advisory fees earned by the Wealth Management segment represents a significant component of non-interest income. Fees earned in the first three months of 2007 totaled $6.2 million, an increase of $1.7 million or 38.4%. The key driver of the increase was investment advisory fees earned from MCM. In July 2006, the Bank purchased MCM and enabled the Company to expand its product offering to existing customers and the ability to service new customers. The Wealth Management segment offers a variety of services including individual, fiduciary and foundation asset management, a complete trust service offering, and private banking and cash management deposit services.

Gain on Sale of Tax Refund Loans (RALs)

The gain on the sale of Tax Refund loans (RALs) in the first quarter of 2007 totaled $41.8 million, a decrease of $1.3 million or 3.1% over the same period of 2006. Higher fees paid to investors and higher commitment fees drove this decrease.

Gain on sale of Tax Refund Loans (RALs):

	For the Three-Month Periods Ended March 31,
(dollars in thousands)	2007	2006
RAL fees	$59, 969	$60,867
Fees paid to investor	(2,383)	(1,796)
Commitment fees paid	(1,575)	(1,155)
Credit losses	(14,189)	(14,753)

Net gain on sale of RALs	$41,822	$43,163

Cash flows associated with the RALs sold to securitization partners are reported net as a gain on sale of loans. This gain is reported in a separate non-interest income line item of the Consolidated Statements of Income and is further explained in Note 8, Refund Anticipation Loan and Refund Transfer Programs within the 10-Q, Consolidated Financial Statements.

Gain (Loss) on Sales and Calls of Securities

We sold all the securities in our 2003 and 2004 leveraging strategy portfolios in the first quarter of 2007 and recognized a gain of $1.6 million due to a more favorable interest rate environment at the time of the sale compared to December 31, 2006 when the securities were marked to market. This gain partially offset the $8.8 million loss we recorded at December 31, 2006. We also recognized a gain of $335,000 from called securities in the first quarter of 2007.

Other service charges, commissions and fees

Other service charges, commissions and fees totaled $8.4 million for the three-months ended March 31, 2007 compared to $10.5 million for the same period of 2006.

The decrease in other service charges, commissions and fees is driven by the $2.4 million decrease of collection fees in the first quarter of 2007 compared to the same quarter in 2006. Collection fees are fees paid by returning RAL customers and cross-collections from third party vendors that collect on previous years charged-off RALs. The main driver of the decrease in collection fees is due to fewer third-party vendors participating in cross-collections of RALs.

Below is a table that summarizes the significant components that caused the $2.0 million decrease.

	For the Three-Month Periods Ended March 31,
(dollars in thousands)	2007	2006
Included in other service charges, commissions and fees:
Collection fees	$3,744	$6,112
Debit card fees	832	738
RAL ATM fees	691	642
Standby letter of credit fees	431	199

NON-INTEREST EXPENSES

The Company’s non-interest expenses decreased by $8.1 million to $114.9 million for the first quarter of 2007 compared to the first quarter of 2006. Key drivers of non-interest expenses are discussed below.

Salaries and Benefits

Salaries and benefits were $35.8 million for the three-months ended March 31, 2007 versus $34.6 million for the same period in 2006. The increase is due to higher average salaries, overtime, temporary contract labor and bonus commitments to support the RAL/RT Programs. These expense increases were partially offset by a reduction in salaries and benefits in our core banking operations due to organizational right-sizing and staff eliminations.

Net Occupancy Expense

Net occupancy expense increased $494,000 in the first quarter of 2007 compared to the first quarter of 2006. This increase relates to newly opened wealth management offices and the Paso Robles branch, as well as consumer price index increases and improvements to our existing offices.

Refund program marketing and technology fees

The decrease of $7.6 million in refund program marketing and technology fees is attributable to lower RAL/RT volumes processed through the JHTS channel. The Company pays these fees in accordance with the 2006 contract change with JHTS as described in our 2006 10-K.

Other Expense

Other expense was $26.8 million for the three-months ended March 31, 2007 compared to $29.1 million for the same period in 2006, a decrease of $2.3 million. The decrease is due to an overall reduction in discretionary spending from initiatives we have implemented to reduce non-interest expenses such as business travel, employee related expenses and the elimination of consultants augmenting our IT staff. We also realized a $960,000 reduction in software amortization resulting from the write-off of obsolete software in the fourth quarter of 2006 and fully amortized software in the first quarter of 2007. The write-off of obsolete software is discussed in our 2006 10-K.

BALANCE SHEET ANALYSIS

SECURITIES

Securities decreased by $169.0 million since December 31, 2006. The decrease occurred due to the Company’s decision to sell all the securities purchased in connection with the 2003 and 2004 leveraging strategies in the fourth quarter of 2006. The value of the securities sold in the first quarter of 2007 was $326.5 million. The decision to sell these securities required that we recognize the unrealized loss of $8.8 million in the income statement as a net loss on securities at December 31, 2006. We sold these securities during the first quarter of 2007 and recognized an off-setting gain of $1.6 million to result in a net loss on the sale of the 2003 and 2004 leveraging strategy of $7.2 million.

The majority of the proceeds from the sale of these securities were reinvested in higher yielding security instruments with a book value of $205.6 million. The purchase of these securities was necessary to maintain our collateral requirements. The remainder of the proceeds was used to pay down wholesale borrowings.

LOANS HELD FOR SALE

In the first quarter of 2007, we began a process of analyzing all business lines to assess their long range fit with our strategic plan. As a result of this analysis, we determined in March 2007 that we would exit the indirect auto loan origination business. As of March 31, 2007 these loans were classified as held for sale consistent with our intent to sell the existing portfolio and cease loan origination. Additional details associated with the indirect auto portfolio classified as Loans held for sale are in Note 5, Loans held for sale of our Consolidated Financial Statements of this 10-Q. We expect to sell the indirect auto loan portfolio by the end of the second quarter of 2007 and do not anticipate a material gain or loss on the sale of this portfolio.

LOAN PORTFOLIO

The Company offers a wide variety of loan types and terms to individuals and small to medium size businesses along with very competitive pricing and quick delivery of the credit decision. The following paragraphs highlight the changes in our loan portfolio since December 31, 2006.

The loan portfolio decreased by $187.9 million since December 31, 2006 largely due to the impact of Holiday loans on the balance sheet as of December 31, 2006 and the reclassification of indirect auto loans to Loans held for sale, partially offset by our core bank loan growth and higher RAL loans on the balance sheet as of March 31, 2007 compared to March 31, 2006. A discussion of major drivers follows.

In the fourth quarter of each year, the Company originates Holiday loans which are either repaid or charged-off by the first quarter of each year. As of December 31, 2006, we had $86.3 million of Holiday loans. Holiday loans are another product offered by professional tax preparers to their clients. Holiday loans are subject to the same underwriting criteria and credit review as a RAL. Holiday loans are unsecured loans, but typically pay-off with a RAL or RT product. Due to their unsecured nature, Holiday loans have a higher default rate than other loan categories. In a recent press release, we announced that we would no longer offer the Holiday loan product since we experienced higher than expected losses.

As of March 31, 2007 we reclassified $233.9 million of the qualifying indirect auto loan portfolio, net of the associated allowance for credit loss, deferred fees and expenses to Loans held for sale. The details of this reclassification are described in Note 5, Loans held for sale of our Consolidated Financial Statements.

The Company experienced positive loan growth of $88.1 million in loans secured by residential and commercial (nonresidential) real estate and in construction loans since December 31, 2006. The growth in these types of loans are indicative of the strong demand for housing and strong economic environment in the Company’s market areas.

As of March 31, 2007, we had $108.6 million of RAL loans remaining on our balance sheet that we expect to be paid off by future IRS refund processing throughout the remainder of 2007. This balance is higher than in prior years due to increased fraud screening by the IRS. RALs are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund and subject to an underwriting process prior to approval. RALs are repaid directly by the IRS to the Company once the tax return has been processed. Funds received from the IRS above the RAL less associated fees are remitted to the taxpayer by the Company. Due to their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has a tiered fee schedule for this service. The larger the loan, the larger the credit risk from nonpayment. The fees vary by the amount of the loan to compensate for the increased credit risk rather than the duration that the loan is outstanding. The RAL fees are accounted for as interest income since this is a credit product. RALs are offered during the tax-filing season of January through April of each year. Any loan balance for which repayment has not been received by the end of the year is charged off. Therefore, no RALs were reported as of December 31, 2006.

ALLOWANCE FOR CREDIT LOSSES

Credit risk is inherent in the business of extending loans and leases to borrowers. The Company sets aside an allowance or reserve for credit losses through charges to earnings. These charges are shown in the Consolidated Statements of Income as provision for credit losses. All specifically identifiable and quantifiable losses are charged off against the allowance when realized. However, for a variety of reasons, not all losses that have occurred are immediately made known to the Company and of those that are known the full extent of the loss may not be specifically quantifiable. The allowance for credit losses is an estimate of those losses. A summary of the activity for our provision of credit losses, charge-offs and recoveries for the first three months of 2007 and 2006 is included in Note 7, Allowance for Credit Losses of our Consolidated Financial Statements.

CREDIT LOSSES

The table below shows the current annualized ratio of charge-offs to average loans for the last four years. This ratio is disproportionately high in the first and second quarters of each year due to the large amount of RALs that are charged-off in the first and second quarters of each year. The first quarter is also impacted by the seasonal charge-off of Holiday loans. Holiday loans have a higher default rate than other loan categories. In the first quarter of 2007, net losses for Holiday loans totaled $6.0 million compared to $3.6 million in the first quarter of 2006.

The table below depicts the historical trend of charge-offs on a consolidated basis and without the impact of the RAL/RT Programs.

Ratio of net charge-offs to average loans:

	2007 YTD Annualized	2006	2005	2004	2003
Ratio of net charge-offs to average loans outstanding, Consolidated	4.38%	1.05%	1.22%	0.36%	0.72%

Ratio of net charge-offs to average loans outstanding, excluding RALs	0.85%	0.37%	0.36%	0.14%	0.46%

Peer ratio of net charge-offs to average loans outstanding	n/a	0.29%	0.34%	0.49%	0.70%

Exclusive of RALs, the ratio of net charge-offs to average loans over the last four years has varied from 0.14% to 0.46%. In the first quarter of 2007 the indirect auto portfolio was transferred to Loans held for sale thus reducing the average loan balance used as the denominator of the calculation. The increase to 85 bps for the ratio of net charge-offs to average loans outstanding, excluding RALs in the first quarter of 2007 is partially due to this reclassification and also from higher Holiday loan charge-offs discussed above. This reclassification included the applicable reserve for loans losses. Management regards this range to be within normal expectations given the changing economic conditions over these periods and anticipates that we will be within this range by the end of the year. The table above shows the trend over the last four years and 2007 annualized for the first quarter results.

Annualized consolidated net charge-offs in the first quarter of 2007 were higher than in prior years largely driven by higher RAL charge-offs compared to prior periods due to higher losses on the RAL pre-file loans, certain instances of fraud and higher past due RAL loan balances. The increase in the charge-off ratio in 2005 is due to a change in the terms of one of the contracts with Jackson Hewitt Technology Services (“JHTS”) in 2005 as described in our 2006 10-K.

The Company takes several steps to minimize losses from RAL loans. Preparers are screened before they are allowed to submit their electronic filings; procedures for the preparers to follow have been defined to ensure that the agreement signed by the taxpayer is a valid loan; and the preparers’ IRS reject rates are monitored very carefully. In accordance with the RAL loan application signed by the taxpayer, if the taxpayer applies for a loan the following year, the unpaid proceeds from the prior year are deducted from the current year’s loan proceeds. In addition, the Company has entered into cooperative collection agreements with other banks offering RAL products. Under those agreements, if a taxpayer owing money to one bank from a prior year applies for a loan from another bank, the second bank repays the delinquent amount to the first bank before remitting the refund to the taxpayer.

NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

The table below summarizes the Company’s nonperforming assets and credit quality ratios for the current quarter, the same quarter a year ago and the quarter ending December 31, 2006.

(dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Nonaccrual loans	$19,246	$17,049	$14,542
90 days or more past due	266	264	390

Total nonperforming loans	19,512	17,313	14,932
Foreclosed collateral	2,967	2,910	2,910

Total nonperforming assets	$22,479	$20,223	$17,842

Allowance for credit losses, excluding RALs	$55,596	$64,669	$49,356
Allowance for credit losses, RALs	7,608	2	5,320

Total allowance for credit losses, Consolidated	$63,204	$64,671	$54,676

COMPANY RATIOS—Consolidated:
Coverage ratio of allowance for credit losses to total loans	1.14%	1.13%	1.10%
Coverage ratio of allowance for credit losses to nonperforming loans	324%	374%	366%
Ratio of nonperforming loans to total loans	0.35%	0.30%	0.30%
Ratio of nonperforming assets to total assets	0.30%	0.27%	0.26%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	33.48%	69.50%	53.15%

COMPANY RATIOS—Excluding RAL:
Coverage ratio of allowance for credit losses to total loans	1.03%	1.13%	1.00%
Coverage ratio of allowance for credit losses to nonperforming loans	285%	374%	331%
Ratio of nonperforming loans to total loans	0.36%	0.30%	0.30%
Ratio of nonperforming assets to total assets	0.32%	0.28%	0.26%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	69.38%	69.50%	47.98%

FDIC PEER GROUP RATIOS:
Coverage ratio of allowance for credit losses to total loans	n/a	1.27%	1.29%
Coverage ratio of allowance for credit losses to nonperforming loans	n/a	188%	227%
Ratio of nonperforming loans to total loans	n/a	0.68%	0.57%
Ratio of nonperforming assets to total assets	n/a	0.51%	0.43%

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

Foreclosed Collateral: While it may include other types of property such as vehicles, since such property is generally sold very quickly after repossession, foreclosed collateral consists primarily of real estate properties obtained through foreclosure or accepted in lieu of foreclosure that take longer to sell. At December 31st for each of the past five years, the foreclosed collateral consisted solely of real estate. As of March 31, 2007, a small business administration (SBA) loan of $57,000 was added to the foreclosed collateral category.

As of March 31, 2007, the balance of nonperforming loans has increased by $2.2 million since December 31, 2006. This increase is driven by two residential construction loans, which the Bank expects to collect on during the year. However, no other negative trends in residential construction lending are being experienced at this time. The ratio of nonperforming loans to total loans of 0.35% indicates that the credit quality of our loan portfolio at March 31, 2007 remains strong. However, should unemployment or interest rates increase during 2007, several portfolios could be negatively impacted, which could result in deteriorating credit quality.

OTHER ASSETS

Other assets increased by $37.7 million or 15.9%. The increase in other assets as of March 31, 2007 compared to December 31, 2006 is largely attributable to increases in our investment in FHLB Stock of $21.5 million, increases in our investment in Tax Credit funds of $10.5 million, seasonal increases in prepaid assets of $5.4 million and increases in accounts receivables for RAL cross-collections of $3.3 million.

The investment in FHLB Stock is classified as other assets and carried at cost per SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities as there is no readily determinable fair market value. As FHLB advances increase, the Company is required to increase the investment in FHLB Stock. Dividends received for the investment in FHLB Stock are recorded in other income.

DEPOSITS

On a consolidated basis, deposits decreased by $37.1 million since December 31, 2006. A majority of the decrease is attributed to the maturity of $154.8 million of brokered CD’s to provide funding for the RAL/RT Programs during the first quarter of 2007, which is included in time certificates of $100,000 or more. At the same time, non-interest bearing deposits increased by $115.8 million due to the lag between the issuance of RAL checks and the time it takes for the taxpayers to cash the checks.

LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings decreased by $127.8 million since December 31, 2006. The decrease is mostly attributable to the selling of securities from the 2003 and 2004 leveraging portfolio during the first quarter of 2007. Funds received from the sale of securities were used to paydown high interest borrowings during the first quarter.

ACCRUED INTEREST PAYABLE AND OTHER LIABILITIES

Accrued interest payable and other liabilities was $136.3 million as of March 31, 2007 versus $73.5 million as of December 31, 2006, an increase of $62.7 million. The significant items attributed to the $62.7 million increase include:

•	an increase in our tax liability of $39.0 million,

•	an increase in other payables for the commitment to purchase additional Tax Credit funds of $10.5 million,

•	an increase in undisbursed RAL proceeds of $9.4 million,

•	an increase of $7.1 million for unearned fees on RAL loans as of March 31, 2007,

•	a reduction of other liabilities due to federal and state income tax payments of $4.3 million.

STOCKHOLDERS’ EQUITY

Stockholders’ equity increases with net income of the Company, selling of the Company’s stock, exercising of options, vesting of restricted stock grants and changes in OCI and decreases with payments of dividends, stock repurchases, losses in net income and changes in OCI. Since December 31, 2006, stockholders’ equity increased $51.6 million. Net income of $58.1 million is the largest component of the increase in stockholders’ equity, offset by the payment of dividends in the first quarter of 2007 of $10.4 million. The remainder of the change is a combination of option exercises, vesting of restricted stock grants, and changes in OCI due to unrealized gains and losses on securities.

CAPITAL RESOURCES

As of March 31, 2007, under current regulatory definitions, the Company and PCBNA were “well-capitalized,” the highest of the five categories defined under the Federal Deposit Insurance Corporation Improvement Act (FDICIA). The following table presents a comparison of regulatory ratios for March 31, 2007 and December 31, 2006. These regulatory ratios are monitored and regulated by the Board of Governors of the Federal Reserve System (FRB) as discussed in our 2006 10-K.

Capital Ratios:

	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$765,164	12.5%	$489,156	8.0%	$611,445	10.0%
Tier I Capital (to Risk Weighted Assets)	$582,274	9.5%	$244,578	4.0%	$366,867	6.0%
Tier I Capital (to Average Tangible Assets)	$582,274	7.3%	$320,994	4.0%	$401,242	5.0%

Risk Weighted Assets	$6,114,449
Average Tangible Assets for the Quarter	$8,024,845

As of December 31, 2006
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$710,388	11.7%	$483,697	8.0%	$604,622	10.0%
Tier I Capital (to Risk Weighted Assets)	$530,469	8.8%	$241,849	4.0%	$362,773	6.0%
Tier I Capital (to Average Tangible Assets)	$530,469	7.4%	$284,970	4.0%	$356,213	5.0%

Risk Weighted Assets	$6,046,215
Average Tangible Assets for the Quarter	$7,124,254

Share Repurchases

In prior years, the Company occasionally repurchased shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options and as part of its dividend reinvestment program. Share purchases are generally conducted as open-market transactions.

At March 31, 2007, approximately $18.9 million remained in the 2003 authorization to repurchase outstanding shares. No shares were repurchased in the first three months of 2007 or during 2006.

Future Sources and Uses of Capital and Expected Ratios

Net income is the major source to maintain the capital growth for the Company while payment of dividends reduces capital. There are three primary considerations Management must keep in mind in managing capital levels and ratios. The first is the Company must be able to meet the credit needs of our customers when they need to borrow. The second consideration is that the Company must be prepared to sell some of the loans it originates in order to manage capital targets. The third consideration is that as loan demand picks up in an improving economy, raising additional capital may be necessary. Management investigates the issuance of alternate forms of capital securities as well as common stock on an on-going basis.

Management intends to take the actions necessary to ensure that the Company and the Bank will continue to exceed the capital ratios required for well-capitalized institutions.

Impact of RAL/RT Programs on Capital Adequacy

Formal measurement of the capital ratios for the Company and PCBNA are done at each quarter-end. However, the Company does more frequent estimates of its capital classification during late January and early February of each year because of the large amount of RAL loans. Management estimates that, were it to do a formal computation, on certain days during those weeks, PCBNA may be classified as adequately capitalized, rather than well-capitalized. The Company has discussed this with its regulators and creditors.

In Note 8, Refund Anticipation Loan and Refund Transfer Programs of our Consolidated Financial Statements of this 10-Q and Note 11, Securitizations and Servicing of Financial Assets of our Consolidated Financial Statements in our 2006 10-K is a description of the securitization that the Company utilizes as one of its sources for funding RALs. This RAL securitization is a true sale of loans to other financial institutions, and except for the capital that must be allocated for the small-retained interest kept by the Company, the sales reduce the impact on the capital ratios for the Company.

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

For the Company, the most significant challenge relating to liquidity management is providing sufficient liquidity to fund the large amount of RALs, primarily in late January and early February of each year. In addition to the discussion above the following considerations are kept in mind in providing the needed liquidity:

•	Using a large number of institutions so as to not become overly reliant on a limited number of institutions or a particular type of funding vehicle;

•	Using a mixture of committed and uncommitted lines so as to assure a minimum amount of funding in the event of tight liquidity in the markets; and

•	Arranging for at least 30% more funding than is anticipated to be needed on the peak-funding day for RALs.

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

Beginning in late January, the IRS pays refunds to the Company each Friday. This allows the Company to repay up to all of its overnight borrowing and still have an excess of cash that must be invested. Included in the IRS payments are RTs. While RTs are strictly a processing business and do not involve an extension of credit, the Company benefits liquidity-wise from the float on RTs that are issued as paper checks.

As mentioned in our 2006 10-K, Consolidated Financial Statements, Note 11, Securitizations and Servicing of Financial Assets of the Financial Statements and in this 10-Q, Consolidated Financial Statements, Note 8, Refund Anticipation Loan and Refund Transfer Programs, the Company has also securitized some of the RALs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company cannot operate risk-free and make a profit. Instead, the process of risk definition and assessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk. The key risk factors affecting our business are addressed in Item 1A, Risk Factors in our 2006 10-K. Changes in interest rates can potentially have a significant impact on earnings. The Company has addressed the risks associated with interest rate risk in the section below.

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

Monthly evaluations, monitoring and management of interest rate risk (including market risk, mismatch risk and basis risk) compares our most likely rate scenario, base case, with various earnings simulations using many interest rate scenarios. These scenarios differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. These results are prepared by the Treasury department and presented to the ALCO each month for further consideration.

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

The EVE and NII results as of March 31, 2007 are displayed in the table below. These figures indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk are well within the adopted ALCO policy ranges.

RATE SENSITIVITY

The simulation indicates a 4.5% improvement in the “Up 200” scenario for net interest income (NII) over the next 12 months, using a scenario in which the Federal funds rate immediately increases 200 basis points to 7.25%. As indicated above, with respect to net interest income over the next year, the Company has managed its Interest Rate Risk to mitigate against a FOMC restrictive monetary policy.

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

Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GLOSSARY

Asset and Liability Committee (ALCO): Oversees the decisions made by the Company’s Management to manage the risk associated with the assets and liabilities held by the Company.

Average daily balances: Daily averages, i.e., the average is computed using the balances for each day of the year, rather than computing the average of the first and last day of the year.

Bps (Basis Points): A percentage expressed by multiplying a percentage by 100. For example, 1.0% is 100 basis points.

Basis risk: The risk that financial instruments have interest rates that differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates.

CD: Certificate of Deposit.

Core Bank: Consolidated financial results less the financial results from the RAL/RT Programs. Also defined as, “Excluding RAL/RT”.

Credit risk: The risk that a debtor will not repay according to the terms of the debt contract.

Economic Value of Equity (EVE): A cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows.

FASB: Financial Accounting Standards Board.

FBSLO: First Bank of San Luis Obispo.

FDICIA: Federal Deposit Insurance Corporation Improvement Act.

FDIC Peer Group: Federal Deposit Insurance Corporation insured commercial banks with assets between $1 billion and $10 billion.

FHLB: Federal Home Loan Bank.

FIN 48: FASB Interpretation No. 48.

FNB: First National Bank of Central California.

FOMC: Federal Open Market Committee.

FRB: Board of Governors of the Federal Reserve System.

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

GAAP: General Accepted Accounting Principles, which are approved principles of accounting as generally accepted in the United States of America.

Holiday loan: a loan product offered by professional tax preparers to their clients. Holiday loans are subject to the same underwriting criteria and credit review as a RAL. Holiday loans are unsecured loans but, typically pay-off with a RAL or RT product.

Interest rate risk: The risk of adverse impacts of changes in interest rates on financial instruments.

IRS: Internal Revenue Service.

JHTS: Jackson Hewitt Technology Service.

Market risk: The risk that the market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates.

MCM: Morton Capital Management.

MD&A: Management Discussion and Analysis.

Mismatch risk: Mismatch risk arises from the fact that when interest rates change, the changes do not occur equally in the rates of interest earned on assets and paid on liabilities. This occurs because of differences in the contractual maturity terms of the assets and liabilities held.

Net Interest Income (NII): The difference between the interest earned on the loans and securities portfolios and the interest paid on deposits and wholesale borrowings.

Net interest margin (NIM): Net interest income expressed as a percentage of average earning assets. It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets.

NOW: Interest bearing checking accounts.

OCI: Other Comprehensive Income.

PCB: Pacific Capital Bank.

PCBNA: Pacific Capital Bank, National Association.

PCCI: Pacific Crest Capital Inc.

RAL: Refund anticipation loan.

RAL Pre-file: a RAL product that is offered in advance of the taxpayer’s filing of their tax return, primarily in the month of January, for a portion of the anticipated refund amount. The loan is repaid upon a funded RAL or RT.

RAL/RT Programs: There are two products related to income tax returns filed electronically, RAL/RT. The Company provides these products to taxpayers who file their returns electronically nationwide.

Repos: Securities sold under agreement to repurchase.

RT: Refund transfer.

Sarbanes-Oxley Act: In 2002, the Sarbanes-Oxley Act (“SOX”) was enacted as Federal legislation. This legislation imposes a number of new requirements on financial reporting and corporate governance on all corporations.

SBA: Small Business Administration.

SBB: San Benito Bank.

SBB&T: Santa Barbara Bank & Trust.

SBNB: Santa Barbara National Bank.

SEC: Securities and Exchange Commission.

SFAS: Statement of Financial Accounting Standard.

SVNB: South Valley National Bank.

Term Investment Option (TIO): an investment opportunity offered to participants that have treasury tax and loans with the Federal Reserve Bank.

The Company: Pacific Capital Bancorp, which is a bank holding company.

Weighted average rate: Total interest divided by the computed average balance.

Wholesale borrowing: Borrowings from other financial institutions.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information regarding legal proceedings is incorporated by reference from Note 13, Commitments and Contingencies to the Consolidated Financial Statements of this quarterly report on Form 10-Q.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed in the 2006 Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During 2003, the Company announced that its Board of Directors had authorized the repurchase of up to $40.0 million of its common stock. At March 31, 2007, $18.9 million remained to repurchase outstanding shares. This authorization has no expiration date and the Company had no prior plans that expired during the current reporting period.

Shares available for repurchase:

(dollars in thousands)		Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period
Begin Date	End Date
1/1/2007	1/31/2007	—	—	—	$18,933
2/1/2007	2/28/2007	—	—	—	$18,933
3/1/2007	3/31/2007	—	—	—	$18,933

Total		—	—	—	$18,933

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the current reporting period covered by this report. On April 2, 2007 we filed our proxy statement with the SEC and, announced our annual meeting of our shareholders on April 24, 2007. At the annual meeting, a vote of our shareholders took place on two separate items. The results of the votes will be presented in our second quarter Form 10-Q.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.22	Employment Agreement dated March 29, 2007, between Pacific Capital Bancorp, Pacific Capital Bank, N.A., and
George S. Leis. Herein incorporated by reference filed as Exhibit 10.1 on Form 8-K on March 30, 2007.

31.	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002**

	31.1	Certification of George S. Leis

	31.2	Certification of Joyce M. Clinton

32.	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	32.1	Certification of George S. Leis

	32.2	Certification of Joyce M. Clinton

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ George S. Leis	May 9, 2007
George S. Leis President Chief Executive Officer

/s/ Joyce M. Clinton	May 9, 2007
Joyce M. Clinton Executive Vice President Chief Executive Officer