Form 10-Q/A
period 2007-03-31
PACIFIC CAPITAL BANCORP /CA/
filed 2007-08-09
CIK 357264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock—As of April 25, 2007, there were 47,023,219 shares of the issuer’s common stock outstanding.

		Page
PART I.	FINANCIAL INFORMATION	3

Forward-looking statements		3

Item 1.	Financial Statements:

	Consolidated Balance Sheets March 31, 2007 (unaudited) and December 31, 2006	5

	Consolidated Statements of Income (unaudited) Three-Month Periods Ended March 31, 2007 and 2006	6

	Consolidated Statements of Comprehensive Income (unaudited) Three-Month Periods Ended March 31, 2007 and 2006	7

	Consolidated Statements of Cash Flows (unaudited) Three-Month Periods Ended March 31, 2007 and 2006	8

	Notes to Condensed Consolidated Financial Statements	9

The financial statements included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	48

Glossary		49

PART II.	OTHER INFORMATION	51

Item 1.	Legal Proceedings	51

Item 1A	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Submission of Matters to a Vote of Security Holders	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

SIGNATURES		52

PART I – FINANCIAL INFORMATION

Pacific Capital Bancorp, (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, which was originally filed with the Securities Exchange Commission on May 9, 2007 (the “Original Filing”), to restate the Company’s Consolidated Financial Statements (“the Restatement”) for the quarter ended March 31, 2007. The Restatement reflects adjustments related to the refund loan and transfer programs for errors that were discovered subsequent to the Original Filing. The errors occurred during the first quarter of 2007 and resulted in the overstatement of loans receivable, the overstatement of interest income and the understatement of provision expense. The specific adjustments are disclosed in Note 1A of the restated Consolidated Financial Statements for March 31, 2007.

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety. However, this Amendment amends and restates the following portions of the Original Filing:

Part 1 Item 1	Financial Statements and Notes
Part 1 Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part 1 Item 4	Controls and Procedures

In addition, Exhibits 31.1, 31.2, 32.1, and 32.2 of the Original Filing have been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer. No other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Filing or to modify or update those disclosures affected by subsequent events. Except for the amended information related to the Restatement, the information in this Amendment is as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that occurred as of a later date. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities Exchange Commission subsequent to the Original Filing.

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

Purpose and Definition of Terms

The following provides Management’s comments on the financial condition and results of operations of Pacific Capital Bancorp and its subsidiaries. Unless otherwise stated, “the Company”, “we”, “us” and “our” refers to this consolidated entity. We utilize the term “Core Bank” throughout this Form 10-Q. Core Bank is defined as our Consolidated financial results less the financial results from the RAL/RT Programs and is interchangeably referred to as, “Excluding RAL/RT”. You should read this discussion in conjunction with the Company’s Annual Report on Form 10-K, herein referred to as “2006 10-K”. Terms and acronyms used throughout this document are defined in the glossary on pages 49 through 50.

CONSOLIDATED BALANCE SHEETS	Pacific Capital Bancorp and Subsidiaries

(dollars and share amounts in thousands except per share amounts)	Restated March 31, 2007 (unaudited)	December 31, 2006
Assets:
Cash and due from banks	$178,822	$154,182
Securities - available-for-sale, at fair value	998,147	1,167,142
Loans held for sale, at lower of cost or market	233,939	—
Loans	5,519,713	5,718,833
Less: allowance for credit losses	63,204	64,671

Net Loans	5,456,509	5,654,162
Premises, equipment and other long-term assets	93,525	95,400
Accrued interest receivable	31,990	32,294
Goodwill and other intangible assets	153,225	154,069
Other assets	275,295	237,581

Total assets	$7,421,452	$7,494,830

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$1,194,922	$1,079,152
Interest-bearing deposits	3,814,362	3,967,249

Total deposits	5,009,284	5,046,401
Securities sold under agreements to repurchase and Federal funds purchased	344,667	356,352
Long-term debt and other borrowings	1,263,949	1,391,704
Obligations under capital lease	9,523	9,468
Accrued interest payable and other liabilities	131,531	73,529

Total liabilities	6,758,954	6,877,454

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; shares authorized: 1,000; shares issued and outstanding: none	—	—
Common stock (no par value; $0.25 per share stated value; 100,000 authorized; 46,973 outstanding at March 31, 2007 and 46,880 at December 31, 2006	11,748	11,725
Surplus	120,950	117,631
Accumulated other comprehensive income	10,734	10,178
Retained earnings	519,066	477,842

Total shareholders’ equity	662,498	617,376

Total liabilities and shareholders’ equity	$7,421,452	$7,494,830

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Pacific Capital Bancorp and Subsidiaries

(dollars and share amounts in thousands except per share amounts)	For the Three-Month Periods Ended March 31,
	Restated 2007	2006
Interest income:
Loans	$222,918	$202,345
Securities	12,989	14,620
Federal funds sold and securities purchased under agreements to resell	804	126

Total interest income	236,711	217,091

Interest expense:
Deposits	35,422	25,528
Securities sold under agreements to repurchase and Federal funds purchased	6,844	5,165
Long-term debt and other borrowings	19,050	11,260

Total interest expense	61,316	41,953

Net interest income	175,395	175,138
Provision for credit losses	78,978	48,146

Net interest income after provision for credit losses	96,417	126,992

Non-interest income:
Service charges on deposit accounts	4,257	3,998
Trust and investment advisory fees	6,230	4,500
Refund transfer fees	39,218	39,454
Other service charges, commissions and fees	8,424	10,457
Net gain on sale of tax refund loans (RALs)	41,822	43,163
Net gain on securities transactions	1,941	147
Other income	2,362	2,172

Total non-interest income	104,254	103,891

Non-interest expense:
Salaries and benefits	35,800	34,614
Net occupancy expense	5,309	4,815
Equipment rental, depreciation, and maintenance	2,466	2,412
Refund program marketing and technology fees	44,487	52,043
Other expense	26,832	29,130

Total non-interest expense	114,894	123,014

Income before provision for income taxes	85,777	107,869
Provision for income taxes	34,139	40,501

Net income	$51,638	$67,368

Basic earnings per share	$1.10	$1.44
Diluted earnings per share	$1.09	$1.43
Average number of shares - basic	46,953	46,668
Average number of shares - diluted	47,345	47,096
Dividends declared per share	$0.22	$0.22

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Pacific Capital Bancorp and Subsidiaries

(dollars in thousands)	For the Three-Month Period Ended March 31, 2007 Restated			For the Three-Month Period Ended March 31, 2006
		Tax			Tax
	Before-Tax Amount	(Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	(Benefit)/ Expense	Net-of-Tax Amount
Net income	$85,777	$34,139	$51,638	$107,869	$40,501	$67,368

Other comprehensive income:
Net unrealized (loss) gain on securities:
Net unrealized holding gains (losses) arising during period	2,900	1,219	1,681	(8,438)	(3,548)	(4,890)
Less: reclassification adjustment for gains included in net income (1)	1,941	816	1,125	147	62	85

Other comprehensive income	959	403	556	(8,585)	(3,610)	(4,975)

Comprehensive income	$86,736	$34,542	$52,194	$99,284	$36,891	$62,393

(1)	The gain on sale of $1.9 million in the three-month period ended of March 31, 2007, includes $1.6 million of realized gain associated with the sale of the 2003 and 2004 leveraging strategy as disclosed in Note 4, Securities of our Consolidated Financial Statements. The remainder of the gain is from called securities during the quarter.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Pacific Capital Bancorp and Subsidiaries

(dollars in thousands)	For the Three-Month Periods Ended March 31,
	2007 Restated	2006
Cash flows from operating activities:
Net income	$51,638	$67,368
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,575	3,120
Stock-based compensation	1,524	1,176
Tax benefit of stock-based compensation	(641)	(495)
Provision for credit losses	78,978	48,146
Net amortization of discounts and premiums for securities and commercial paper	(2,123)	(942)
Amortization of net deferred loan fees	1,275	1,170
Change in accrued interest receivable and other assets	(16,303)	(1,604)
Change in accrued interest payable and other liabilities	28,088	1,755
Recognized gain on securities	(1,941)	(147)
Increase in income taxes payable	29,914	38,513

Net cash provided by operating activities	175,984	158,060

Cash flows from investing activities:
Proceeds from sales of securities	314,772	—
Proceeds from calls, maturities, and partial paydowns of AFS securities	64,806	76,006
Purchase of AFS securities	(205,559)	(52,435)
Net increase in loans made to customers	(116,539)	(130,791)
FHLB stock purchases	(21,456)	(34,269)
Net purchase of premises and equipment	(2,856)	(2,860)

Net cash provided (used) in investing activities	33,168	(144,349)

Cash flows from financing activities:
Net (decrease) increase in deposits	(37,117)	206,074
Net decrease in borrowings with maturities of 90 days or less	(66,355)	(187,316)
Proceeds from long-term debt and other borrowings	—	58,432
Payments on long-term debt and other borrowings	(73,085)	(78,085)
Tax benefit of stock-based compensation	641	495
Proceeds from issuance of common stock	1,818	1,299
Dividends paid	(10,414)	(10,314)

Net cash used by financing activities	(184,512)	(9,415)

Net increase in cash and due from banks	24,640	4,296
Cash and due from banks at beginning of period	154,182	158,880

Cash and due from banks at end of period	$178,822	$163,176

Supplemental disclosure:
Interest paid during period	$64,343	$44,850
Income taxes paid (refunded) during period	$4,336	$(392)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	Pacific Capital Bancorp and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

1A.	RESTATEMENT OF FINANCIAL STATEMENTS

The company has restated its Consolidated Financial Statements for the quarter ended March 31, 2007. The restatement to the financial statements herein reflects the adjustments as described below.

During the closing of the second quarter of 2007, the Company discovered two transactions that had been posted in the first quarter of 2007 which were determined to be incorrect. Together these transactions resulted in the first quarter of 2007 overstatement of interest income from refund anticipation loans (“RALs”) of $9.7 million, the understatement of provision expense for RALs by $1.5 million, and the overstatement of outstanding RALs by $11.2 million. The errors related to a difference created by inappropriately adjusting the anticipated collections on the unpaid loans at March 31, 2007.

CONSOLIDATED BALANCE SHEET

(dollars and share amounts in thousands except per share amounts)	As of March 31, 2007 (Unaudited)
	As Previously Reported	Adjustments	Restated
Assets:
Cash and due from banks	$178,822	$—	$178,822
Securities - available-for-sale, at fair value	998,147	—	998,147
Loans held for sale, at lower of cost or market	233,939	—	233,939
Loans	5,530,942	(11,229)	5,519,713
Less: allowance for credit losses	63,204	—	63,204

Net Loans	5,467,738	(11,229)	5,456,509
Premises, equipment and other long-term assets	93,525	—	93,525
Accrued interest receivable	31,990	—	31,990
Goodwill and other intangible assets	153,225	—	153,225
Other assets	275,295	—	275,295

Total assets	$7,432,681	$(11,229)	$7,421,452

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$1,194,922	$—	$1,194,922
Interest-bearing deposits	3,814,362	—	3,814,362

Total deposits	5,009,284	—	5,009,284
Securities sold under agreements to repurchase and Federal funds purchased	344,667	—	344,667
Long-term debt and other borrowings	1,263,949	—	1,263,949
Obligations under capital lease	9,523	—	9,523
Accrued interest payable and other liabilities	136,253	(4,722)	131,531

Total liabilities	$6,763,676	$(4,722)	$6,758,954

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; shares authorized: 1,000; shares issued and outstanding: none	—	—	—
Common stock (no par value; $0.25 per share stated value; 100,000 authorized; 46,973 outstanding at March 31, 2007 and 46,880 at December 31, 2006	11,748	—	11,748
Surplus	120,950	—	120,950
Accumulated other comprehensive income	10,734	—	10,734
Retained earnings	525,573	(6,507)	519,066

Total shareholders’ equity	669,005	(6,507)	662,498

Total liabilities and shareholders’ equity	$7,432,681	$(11,229)	$7,421,452

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME

(dollars and share amounts in thousands except per share amounts)	For the Three-Month Period Ended March 31, 2007
	As Previously Reported	Adjustments	Restated
Interest income:
Loans	$232,635	$(9,717)	$222,918
Securities	12,989	—	12,989
Federal funds sold and securities purchased under agreements to resell	804	—	804

Total interest income	246,428	(9,717)	236,711

Interest expense:
Deposits	35,422	—	35,422
Securities sold under agreements to repurchase and Federal funds purchased	6,844	—	6,844
Long-term debt and other borrowings	19,050	—	19,050

Total interest expense	61,316	—	61,316

Net interest income	185,112	(9,717)	175,395
Provision for credit losses	77,466	1,512	78,978

Net interest income after provision for credit losses	107,646	(11,229)	96,417

Non-interest income:
Service charges on deposit accounts	4,257	—	4,257
Trust and investment advisory fees	6,230	—	6,230
Refund transfer fees	39,218	—	39,218
Other service charges, commissions and fees	8,424	—	8,424
Net gain on sale of tax refund loans (RALs)	41,822	—	41,822
Net gain on securities transactions	1,941	—	1,941
Other income	2,362	—	2,362

Total non-interest income	104,254	—	104,254

Non-interest expense:
Salaries and benefits	35,800	—	35,800
Net occupancy expense	5,309	—	5,309
Equipment rental, depreciation, and maintenance	2,466	—	2,466
Refund program marketing and technology fees	44,487	—	44,487
Other expense	26,832	—	26,832

Total non-interest expense	114,894	—	114,894

Income before provision for income taxes	97,006	(11,229)	85,777
Provision for income taxes	38,861	(4,722)	34,139

Net income	$58,145	$(6,507)	$51,638

Basic earnings per share	$1.24	$(0.14)	$1.10
Diluted earnings per share	$1.23	$(0.14)	$1.09
Average number of shares - basic	46,953	—	46,953
Average number of shares - diluted	47,345	—	47,345
Dividends declared per share	$0.22	$—	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

2.	MERGERS AND ACQUISITIONS

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

	Three-Month Periods Restated
(share and net income amounts in thousands)	Basic Earnings Per Share	Diluted Earnings Per Share
Period ended March 31, 2007

Numerator — Net income	$51,638	$51,638

Denominator — weighted average shares outstanding	46,953	46,953

Plus: net shares issued in assumed stock based compensation		392

Diluted denominator		47,345

Earnings per share	$1.10	$1.09
Anti-dilutive options excluded		214

Period ended March 31, 2006
Numerator — Net income	$67,368	$67,368

Denominator — weighted average shares outstanding	46,668	46,668

Plus: net shares issued in assumed stock based compensation		428

Diluted denominator		47,096

Earnings per share	$1.44	$1.43
Anti-dilutive options excluded		101

4.	SECURITIES

A summary of securities owned by the Company at March 31, 2007 and December 31, 2006, is as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2007
Available-for-sale:
U.S. Treasury obligations	$49,652	$—	$(281)	$49,371
U.S. Agency obligations	399,155	28	(1,420)	397,763
Collateralized mortgage obligations	27,533	49	(136)	27,446
Mortgage-backed securities	289,286	612	(6,144)	283,754
Asset-backed securities	2,671	6	—	2,677
State and municipal securities	206,828	30,771	(463)	237,136

	$975,125	$31,466	$(8,444)	$998,147

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006
Available-for-sale:
U.S. Treasury obligations	$64,653	$—	$(504)	$64,149
U.S. Agency obligations	208,264	—	(2,032)	206,232
Collateralized mortgage obligations	64,833	31	(880)	63,984
Mortgage-backed securities	601,252	584	(15,541)	586,295
Asset-backed securities	3,021	9	—	3,030
State and municipal securities	211,817	32,114	(479)	243,452

	$1,153,840	$32,738	$(19,436)	$1,167,142

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

The following table shows all securities that are in an unrealized loss position and temporarily impaired as of March 31, 2007 and December 31, 2006.

	Less than 12 months		12 months or more		Total
As of March 31, 2007		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
US Treasury/US Agencies	$117,320	$(102)	$221,648	$(1,599)	$338,968	$(1,701)
Mortgage Backed Securities	22,069	(118)	239,889	(6,026)	261,958	(6,144)
Municipal Bonds	8,053	(31)	16,336	(432)	24,389	(463)
Asset backed Securities	—	—	—	—	—	—
Collateralized mortgage obligations	48	—	12,809	(136)	12,857	(136)

Subtotal, Debt Securities	147,490	(251)	490,682	(8,193)	638,172	(8,444)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$147,490	$(251)	$490,682	$(8,193)	$638,172	$(8,444)

	Less than 12 months		12 months or more		Total
As of December 31, 2006		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
US Treasury/US Agencies	$19,688	$(22)	$250,693	$(2,514)	$270,381	$(2,536)
Mortgage Backed Securities	21,331	(163)	536,029	(15,378)	557,360	(15,541)
Municipal Bonds	8,419	(35)	16,326	(444)	24,745	(479)
Asset backed Securities	—	—	—	—	—	—
Collateralized mortgage obligations	13,675	(22)	48,458	(858)	62,133	(880)

Subtotal, Debt Securities	63,113	(242)	851,506	(19,194)	914,619	(19,436)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$63,113	$(242)	$851,506	$(19,194)	$914,619	$(19,436)

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

6.	LOANS

The loans held for investment portfolio consists of the following:

(dollars in thousands)	March 31, 2007 Restated	December 31, 2006
Real estate:
Residential	$1,456,290	$1,393,681
Multi-family residential	287,187	287,626
Non-residential	1,243,983	1,226,439
Construction	544,803	536,443
Commercial loans	1,032,410	1,072,831
Home equity loans	373,028	372,637
Consumer loans	199,208	527,751
Tax refund loans (RALs)	97,400	—
Leases	282,857	297,526
Other loans	2,547	3,899

Total loans	5,519,713	5,718,833
Allowance for credit losses	63,204	64,671

Net loans	$5,456,509	$5,654,162

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

(dollars in thousands)	As of March 31, 2007					As of
	Less than one year	One to three years	Three to five years	More than five years	Total	December 31, 2006
Commercial lines of credit	$301,160	$96,978	$28,688	$94,767	$521,593	$510,428
Consumer lines of credit	4,122	8,351	21,254	335,052	368,779	365,647
Standby letters of credit and financial guarantees	66,280	36,661	21,896	21,374	146,211	131,368

Total	$371,562	$141,990	$71,838	$451,193	$1,036,583	$1,007,443

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

7.	ALLOWANCE FOR CREDIT LOSSES

The following summarizes the changes in the allowance for credit losses:

(dollars in thousands)	Consolidated Restated	Excluding RAL	RAL Restated
Balance, beginning of quarter	$64,671	$64,669	$2
Provision for credit losses	78,978	7,120	71,858
Recoveries added to allowance	24,139	2,979	21,160
Credit losses charged against allowance	(100,248)	(14,836)	(85,412)
Allowance for indirect auto loans reclassified as held for sale	(4,336)	(4,336)	—

Balance, March 31, 2007	$63,204	$55,596	$7,608

Balance, beginning of quarter	$55,598	$55,598	$—
Provision for credit losses	48,146	1,975	46,171
Recoveries added to allowance	15,719	2,525	13,194
Credit losses charged against allowance	(64,787)	(10,742)	(54,045)

Balance, March 31, 2006	$54,676	$49,356	$5,320

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

The table below shows activity for this liability for the three-month periods ended March 31, 2007 and 2006:

	For the Three-Month Periods Ended March 31,
(dollars in thousands)	2007	2006
Beginning estimate	$1,448	$1,685
Additions and (Reductions)	103	(645)

Ending estimate	$1,551	$1,040

8.	REFUND ANTICIPATION LOAN AND REFUND TRANSFER PROGRAMS

RAL/RT Programs

Note 15, Segment Reporting of these Consolidated Financial Statements provides the financial impact of the RAL/RT programs. The RAL/RT Programs are highly seasonal. Approximately 90% of the activity occurs in the first quarter of each year, which causes the first quarter segment reporting to appear as if the RAL/RT Programs are the Company’s main source of income. As the year progresses, the RAL/RT Program’s impact on the Company’s consolidated financial results becomes less apparent since, historically the RAL/RT Programs have not contributed a significant amount of income in the three remaining quarters of the year. For the first quarter of

2007, the RAL/RT Programs net income before tax and after net credit or charge for funds was $51.8 million compared to $87.6 million for the first quarter of 2006. The main drivers of the RAL/RT Programs are fees earned on these products. The fees earned on RALs are reported in interest income while the fees earned on RTs are reported in non-interest income.

Refund Anticipation Loans

RALs are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund and subject to an underwriting process prior to approval. RALs are offered during the tax-filing season of January through April of each year. RALs are repaid directly by the IRS to the Company once the tax return has been processed. Funds received from the IRS above the RAL plus associated fees are remitted to the taxpayer by the Company. The funds advanced are generally repaid within several weeks. Therefore, the processing costs and provision for loan loss represent the major costs of the loans. This is in contrast to other loans for which the cost of funds is the major cost to the Company. Because of their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has a tiered fee schedule for this service. The larger the loan, the larger the amount at risk from nonpayment and therefore the fee varies by the amount of funds advanced due to the increased credit risk rather than the length of time that the loan is outstanding. Nonetheless, because the customer signs a loan application and note, the Company reports the fees received for the RALs as interest income. Net interest income for RALs was $104.7 million in the first quarter of 2007 and $108 million for the first quarter of 2006.

As of March 31, 2007, we had $97.4 million of RAL loans remaining on our balance sheet. The remaining balance of RALs as of March 31, 2007 represents the balance of RALs the Company has estimated to be collectable prior to the end of the year. This balance is higher than in prior years due to increased fraud screening by the IRS. Any loan balance for which repayment has not been received by the end of the year is charged off. Therefore, no RALs were reported as of December 31, 2006.

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

Provision for Credit Losses for RAL

Provision for RAL credit losses increased by $25.7 million in the first quarter of 2007 compared to the first quarter of 2006. The RAL provision for credit losses was $71.9 million in the first quarter of 2007 compared to $46.2 million in the first quarter of 2006. The increase is largely driven by higher loss rates in the RAL pre-file product and higher incidences of fraud in all RAL business lines. The remainder of the increase in the provision for credit losses is mostly attributed to the Holiday loan program. Due to the higher loss rates on the RAL pre-file product and Holiday loans, the Company has decided to no longer offer these products.

The RAL pre-file product is a RAL product that is offered in advance of the taxpayer’s filing of their tax return, primarily in the month of January, for a portion of the anticipated refund amount. The loan is repaid upon a funded RAL or RT.

9.	DEPOSITS

Deposits and the related interest expense consist of the following:

(dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Non-interest bearing deposits	$1,194,922	$1,079,152	$1,161,005

Interest-bearing deposits:
NOW accounts	1,169,867	1,186,352	1,363,548
Money market deposit accounts	637,535	630,155	657,617
Other savings deposits	287,099	275,910	343,198
Time certificates of $100,000 or more	1,195,365	1,350,527	1,181,186
Other time deposits	524,496	524,305	517,386

Total deposits	$5,009,284	$5,046,401	$5,223,940

Included in time certificates of $100,000 or more are $158.9 million of broker certificate of deposits.

	Interest Expense on Deposits for the Three-Month Periods Ended March 31,
(dollars in thousands)	2007	2006
NOW accounts	$6,149	$4,521
Money market deposit accounts	5,603	4,534
Other savings deposits	796	946
Time certificates of $100,000 or more	17,483	11,230
Other time deposits	5,391	4,297

Total interest on deposits	$35,422	$25,528

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

The amount of the periodic expense recognized in the three-month period ending March 31, 2007 and 2006 are disclosed in the following table.

	For the Three- Month Periods Ended March 31,
(dollars in thousands)	2007	2006
Service cost	$346	$427
Interest cost	280	266
Return on assets	(191)	(167)
Amortization cost	11	90

Total	$446	$616

12.	INCOME TAXES

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

(dollars in thousands)	As of March 31, 2007					As of
	Less than one year	One to three years	Three to five years	More than five years	Total	December 31, 2006
Non-cancelable leases	$11,622	$17,797	$10,823	$12,438	$52,680	$52,799
Capital leases	343	824	906	24,149	26,222	26,308

Total	$11,965	$18,621	$11,729	$36,587	$78,902	$79,107

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

The carrying amount and estimated fair values of the Company’s financial instruments as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007		December 31, 2006
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$178,821	$178,821	$154,182	$154,182
Federal funds sold	—	—	—	—
Securities available-for-sale	998,147	998,061	1,167,142	1,167,142
Loans held for sale	233,939	233,939	—	—
Net loans	5,456,509	5,385,450	5,654,162	5,588,402
Mortgage servicing rights	1,805	1,805	1,861	1,861

Total financial assets	6,869,221	6,798,076	6,977,347	6,911,587

Financial liabilities:
Deposits	5,009,284	5,001,648	5,046,401	5,037,103
Long-term debt and other borrowings	1,273,472	1,269,238	1,401,172	1,387,966
Repurchase agreements and
Federal funds purchased	344,667	342,983	356,352	354,457

Total financial liabilities	6,627,423	6,613,869	6,803,925	6,779,526

Net financial Assets	$241,798	$184,207	$173,422	$132,061

15.	SEGMENT REPORTING

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

(dollars in thousands)	Community Banking	Commercial Banking	RAL/RT Programs	Wealth Management	All Other	Total
For the Three-months-ended March 31, 2007
Restated

FTE Interest Income	$59,943	$41,595	$114,268	$—	$22,443	$238,249
FTE Interest Expense	25,637	—	9,600	—	26,079	61,316

Net Interest Income	34,306	41,595	104,668	—	(3,636)	176,933

Provision for Credit Losses	9,059	(1,939)	71,858	—	—	78,978
Non-Interest Income	8,146	695	85,466	6,313	3,634	104,254
Non-Interest Expense	15,380	2,204	62,002	2,693	32,615	114,894

Direct Income before Tax	18,013	42,025	56,274	3,620	(32,617)	87,315

Indirect Allocations
Net Credit (Charge) for funds	16,981	(27,546)	(4,447)	266	14,746	—

Net Income before Tax	$34,994	$14,479	$51,827	$3,886	$(17,871)	$87,315

Total assets	$3,236,833	$2,078,723	$124,643	$10,356	$1,970,897	$7,421,452

For the Three-months-ended March 31, 2006

FTE Interest Income	$49,948	$34,794	$113,526	$—	$20,374	$218,642
FTE Interest Expense	19,635	—	5,576	313	16,429	41,953

Net Interest Income	30,313	34,794	107,950	(313)	3,945	176,689

Provision for Credit Losses	1,990	(15)	46,171	—	—	48,146
Non-Interest Income	8,078	575	89,364	4,562	1,312	103,891
Non-Interest Expense	17,301	2,094	66,520	1,650	35,449	123,014

Direct Income before Tax	19,100	33,290	84,623	2,599	(30,192)	109,420

Indirect Allocations
Net Credit (Charge) for funds	19,344	(14,658)	2,950	326	(7,962)	—

Net Income before Tax	$38,444	$18,632	$87,573	$2,925	$(38,154)	$109,420

Total assets	$2,693,477	$1,843,809	$59,017	$1,449	$2,372,384	$6,970,136

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

(dollars in thousands)	For the Three-Month Periods Ended March 31,
	2007 Restated	2006
Total FTE Interest Income for reportable segments	$238,249	$218,642
Elimination of taxable equivalent adjustment	(1,538)	(1,551)

Reported Total interest income	$236,711	$217,091

Total Net income before tax for reportable segments	$87,315	$109,420
Elimination of taxable equivalent adjustment	(1,538)	(1,551)

Reported Income before provision for income taxes	$85,777	$107,869

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

The Company is a bank holding company. All references to “the Company”,” we”, “our” and “us” apply to Pacific Capital Bancorp and its subsidiaries on a consolidated basis. The Company’s organizational structure and description of services are discussed in Item 1, Business in our 2006 10-K” and in Note 1, Summary of Significant Accounting Policies of our Consolidated Financial Statements in the Form 10-K and they should be read in conjunction with this Quarterly Report on Form 10-Q (“10-Q”). Terms and acronyms used throughout this document are defined in the glossary on pages 49 through 50.

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

Net income for the three-months ended March 31, 2007 was $51.6 million, or $1.09 per diluted share, compared with net income of $67.4 million, or $1.43 per diluted share for the three-months ended March 31, 2006.

Key drivers are described below and discussed in more detail throughout the Management Discussion and Analysis (“MD&A”) and in our Consolidated Financial Statements of this 10-Q:

•

Net income from the RAL/RT programs declined by $16.4 million to $32.6 million in the first quarter of 2007 compared with $49.0 million in the first quarter of 2006. The decrease is largely driven by higher loss rates in the RAL pre-file product, higher incidences of fraud in RALs and lower than anticipated RT transaction volumes.

•

Net income from the Core Banking operations increased by $698,000 to $19.0 million in the first quarter of 2007 from $18.3 million in the first quarter of 2006. The increase was driven by a 29.3% increase in non-interest income and a further decline in non-interest expenses, which helped to offset a decline in the net interest margin.

Net interest income on a fully taxable-equivalent (FTE) basis was $176.9 million for the first quarter of 2007 compared with $176.7 million in the first quarter of 2006. Excluding RALs, FTE net interest income was $72.3 million compared with $68.7 million in the first quarter of 2006. The increase is reflective of an 11.1% annualized growth in the loan portfolio compared with the first quarter of 2006.

Net interest income during the first quarter of 2007 from the RAL Program increased to $104.7 million from $108.0 million in the first quarter of 2006. Although the transaction volume decreased by 1.5%, the increase in net interest income was due to higher average RAL balances and fees earned on RAL loans.

Net interest margin for the first quarter of 2007 was 8.87%, which compares with 10.54% in the first quarter of 2006. Exclusive of RALs and Holiday loans in both periods, net interest margin for the first quarter of 2007 was 3.88%, compared with 4.37% in the first quarter of 2006. The decrease in net interest margin is driven by higher funding costs from Wholesale sources and a decline in core deposits.

Credit quality remained strong in the first quarter of 2007. Net charge-offs were $76.1 million or 4.47% of average total loans in the first quarter of 2007 compared to $49.1 million or 3.66% of average total loans in first quarter of 2006. Excluding the impact of the RAL Program, net charge-offs for the first quarter of 2007 were $11.9 million or 0.85% of average total loans compared to $8.2 million for the first quarter of 2006 or 0.68% of average total loans. The provision for credit losses was $79.0 million for the first quarter of 2007 compared to $48.1 million recorded in the same period of 2006 due to higher provision for credit losses in the RAL Program. Excluding the impact of the RAL Program and Holiday loans, the provision for credit losses was $5.2 million for the three-month period ending on March 31, 2007, an increase of $4.1 million compared to the three-month period ending March 31, 2006. The increase of $4.1 million in the provision for credit losses in the first quarter of 2007 compared to the first quarter of 2006 was due to an increase in net losses by our Community Lending Group, and the normalization of allowance expense this year compared to 2006 which had benefited from significant reductions in its substandard and SFAS 114, Accounting by Creditors for Impairments of a Loan, pool of loans. The Company announced in April 2007 that Holiday loans and RAL pre-file products would no longer be offered.

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

The Company’s operating efficiency ratio for the first quarter of 2007 was 41.14%, compared with 43.87% in the same period last year. Excluding the impact of the RAL/RT programs, Holiday loans and the one-time items recorded in particular quarters, the Company’s operating efficiency ratio for the first quarter of 2007 was 65.32%, compared with 69.56% in the same period last year. This also compares with an operating efficiency ratio of 66.16% in the fourth quarter of 2006.

Operating Efficiency Ratio:

(dollars in thousands)	For the Three-Month Period Ended March 31, 2007
	Consolidated	RAL/RT Impact	Excluding RAL/RT	1st Quarter Items impact	Excluding 1st Quarter items, RAL/RT	Holiday Loans Impact	Excluding RAL/RT, 1st Qtr and Holiday loan impact
Non-Interest Expense	$114,894	$(62,002)	$52,892	$728	$53,620	$—	$53,620
Net Interest Income	175,395	(104,668)	70,727	—	70,727	(3,346)	67,381
Add: Non-Interest Income	104,254	(85,466)	18,788	—	18,788	—	18,788
Less: Gain/Loss on Securities	1,941	—	1,941	—	1,941	—	1,941
Add: Tax Equivalent Adj. on Securities	1,538	—	1,538	—	1,538	—	1,538

Adjusted Income for Efficiency Ratio	$279,246		$89,112		$89,112		$85,766

Operating Efficiency Ratio	41.14%		59.35%		60.17%		62.52%

(dollars in thousands)	For the Three- Month Period Ended December 31, 2006
	Consolidated	RAL/RT Impact	Excluding RAL/RT	4th Quarter Items impact	Excluding 4th Quarter items, RAL/RT	Holiday Loans Impact	Excluding RAL/RT, 4th Qtr and Holiday loan impact
Non-Interest Expense	$66,536	$(3,363)	$63,173	$(9,922)	$53,251	$—	$53,251
Net Interest Income	66,572	622	67,194	—	67,194	(4,728)	62,466
Add: Non-Interest Income	9,887	(235)	9,652	(1,962)	7,690	—	7,690
Less: Gain/Loss on Securities	(8,761)	—	(8,761)	N/A	(8,761)	—	(8,761)
Add: Tax Equivalent Adj. on Securities	1,567	—	1,567	—	1,567	—	1,567

Adjusted Income for Efficiency Ratio	$86,787		$87,174		$85,212		$80,484

Operating Efficiency Ratio	76.67%		72.47%		62.49%		66.16%

(dollars in thousands)	For the Three-Month Period Ended March 31, 2006
	Consolidated	RAL/RT Impact	Excluding RAL/RT	1st Quarter Items impact	Excluding 1st Quarter items, RAL/RT	Holiday Loans Impact	Excluding RAL/RT, 1st Qtr and Holiday loan impact
Non-Interest Expense	$123,014	$(66,520)	$56,494	$—	$56,494	$—	$56,494
Net Interest Income	175,138	(107,950)	67,188	—	67,188	(1,904)	65,284
Add: Non-Interest Income	103,891	(89,364)	14,527	—	14,527	—	14,527
Less: Gain/Loss on Securities	147	—	147	—	147	—	147
Add: Tax Equivalent Adj. on Securities	1,551	—	1,551	—	1,551	—	1,551

Adjusted Income for Efficiency Ratio	$280,433		$83,119		$83,119		$81,215

Operating Efficiency Ratio	43.87%		67.97%		67.97%		69.56%

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

These principal areas are discussed in detail in our 2006 10-K in the Critical Accounting Policies section of the MD&A and in our Consolidated Financial Statements, Note 1, Summary of Significant Accounting Policies which are essential to understanding our financial information within this 10-Q.

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

FTE net interest income increased by $244,000 to $176.9 million for the first quarter of 2007 compared to $176.7 million in the first quarter of 2006. The positive impact of the growth in average loans was offset by the lower average rate earned on RALs (increasing by $1.48 billion or 27.2% including RAL and $768.7 million or 15.7% excluding RAL). FTE interest income excluding RALs was $72.3 million in the first quarter of 2007 compared to $68.7 million in the first quarter of 2006. The weighted average rate on loans excluding RAL increased to 7.77% for the first quarter of 2007 compared to 7.40% for the first quarter of 2006.

Interest expense in the first quarter of 2007 was $61.3 million, an increase of $19.4 million or 46.2% over the first quarter of 2006 of $42.0 million. The increase in interest expense in the first three months of 2007 compared to the first three months of 2006 is mostly attributed to higher interest rates being paid on deposits and a reliance on more expensive wholesale borrowings such as FHLB advances to fund loan growth. This increase in interest expense is evident in the Volume and Rate Variance Analysis of Net Interest Income table on page 36. The weighted average rate on deposits increased by 95 basis points (bps) for the three-month period ending March 31, 2007 compared to the three-month period ending March 31, 2006 while the average balance on other borrowings increased $427.5 million in the first quarter of 2007 versus the first quarter of 2006.

The FTE net interest margin in the first quarter of 2007 decreased to 8.87% compared to 10.54% for the first quarter of 2006. This decrease is mainly attributable to higher funding costs and lower than anticipated RAL loans and a higher ending RAL loan balance as of March 31, 2007. Excluding RALs and Holiday loans FTE net interest margin increased 5 bps in the first quarter of 2007 compared to the fourth quarter of 2006. We are encouraged by this improvement and expect our net interest margin to expand in future quarters due to our business alignment strategies and our continued focus to improve our balance sheet management.

The table below depicts the FTE net interest margin excluding RALs and Holiday loans.

FTE Net Interest Margin Exclusive of RAL and Holiday Loans:

(dollars in thousands)	For the Three-Month Periods Ended
	March 31, 2007	December 31, 2006	March 31, 2006
Consolidated Average Earning Assets	$8,086,319	$6,663,096	$6,799,230
RAL—Average Earning Assets	1,230,384	1,559	577,424
Holiday Loan—Average Loans	41,554	35,797	22,955

Adjusted Consolidated Average Earning Assets	$6,814,381	$6,625,740	$6,198,851

Tax Equivalent Consolidated Net Interest Income	$176,933	$68,139	$176,689
Net Interest Income Adjustment for RAL	(104,668)	622	(107,950)
Internal Funds Transfer charge for RAL Deposit Float	(3,684)	—	—

Adjusted Tax Equivalent Consolidated Net Interest Income (Net of RAL)	68,581	68,761	68,739

Net Interest Income Adjustment for Holiday Loans (HL)	(3,346)	(4,728)	(1,904)

Adjusted Tax Equivalent Consolidated Net Interest Income (Net of RAL & HL)	$65,235	$64,033	$66,835

Excluding RAL	4.06%	4.10%	4.48%
Excluding RAL and Holiday Loans	3.88%	3.83%	4.37%

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

Distribution of Average Assets, Liabilities, and Shareholders’ Equity and Related Interest Income, Expense, and Rates—Fully Tax Equivalent Basis

	For the Three-Month Period Ended			For the Three-Month Period Ended
(dollars in thousands)	March 31, 2007			March 31, 2006
	Balance	Income	Rate	Balance	Income	Rate
Assets:
Federal funds sold	$59,243	$804	5.50%	$11,314	$126	4.52%
Securities:
Taxable	912,814	10,209	4.54%	1,147,434	11,835	4.18%
Non-taxable	207,970	4,225	8.13%	209,608	4,237	8.09%

Total securities	1,120,784	14,434	5.21%	1,357,042	16,072	4.78%

Loans:
Commercial (including leasing)	1,333,226	29,528	8.98%	1,220,424	25,189	8.37%
Real estate-multi family & nonresidential	2,065,549	38,457	7.45%	1,808,220	32,866	7.27%
Real estate-residential 1-4 family	1,414,174	20,695	5.85%	1,147,242	16,271	5.67%
Consumer (1)	2,090,381	134,278	26.05%	1,251,588	128,100	41.51%
Other	2,962	53	7.26%	3,400	18	2.15%

Total loans (2) (3)	6,906,292	223,011	13.05%	5,430,874	202,444	15.07%

Total earning assets	8,086,319	238,249	11.95%	6,799,230	218,642	13.04%

SFAS 115 Market Value Adjustment	22,083			1,608
Non-earning assets	78,233			435,603

Total assets	$8,186,635			$7,236,441

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,072,980	$12,548	2.45%	$2,293,446	$10,001	1.77%
Time certificates of deposit	2,016,157	22,874	4.60%	1,748,645	15,527	3.60%

Total interest-bearing deposits	4,089,137	35,422	3.51%	4,042,091	25,528	2.56%

Borrowed funds:
Repos and Federal funds purchased	525,802	6,844	5.28%	470,775	5,165	4.45%
Other borrowings	1,453,147	19,050	5.32%	1,025,610	11,260	4.45%

Total borrowed funds	1,978,949	25,894	5.31%	1,496,385	16,425	4.45%

Total interest-bearing liabilities	6,068,086	61,316	4.10%	5,538,476	41,953	3.07%

Non-interest-bearing demand deposits	1,393,120			1,398,904
Other liabilities	90,010			(263,763)
Shareholders’ equity	635,419			562,824

Total liabilities and shareholders’ equity	$8,186,635			$7,236,441

Interest income/earning assets			11.95%			13.04%
Interest expense/earning assets			3.08%			2.50%

Tax equivalent net interest income/margin		176,933	8.87%		176,689	10.54%
Provision for credit losses charged to operations/earning assets		78,978	3.96%		48,146	2.87%

Net interest margin after provision for credit losses on tax equivalent basis		97,955	4.91%		128,543	7.67%
Less: tax equivalent income included in interest income from non-taxable securities and loans		1,538	0.07%		1,551	0.10%

Net interest income after provision for credit loss		$96,417	4.84%		$126,992	7.57%

Loan information excluding RALs:
(1) Consumer loans other than RALs	$858,330	$20,010	9.45%	$726,214	$15,157	8.46%
(2) Loans other than RALs	$5,674,241	$108,743	7.77%	$4,905,500	$89,501	7.40%

(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Volume and Rate Variance Analysis of Net Interest Income—Taxable equivalent basis

(dollars in thousands)	For the Three-Month Periods Ended March 31, 2007 vs. March 31, 2006
Increase (decrease) in:	Change in Average Balance	Change in Income/ Expense	Rate	Volume

Assets:
Money market instruments:
Federal funds sold	$47,929	$678	$33	$645
Securities:
Taxable	(234,620)	(1,626)	952	(2,578)
Non-taxable	(1,638)	(12)	21	(33)

Total securities	(236,258)	(1,638)	973	(2,611)

Loans:
Commercial (including leasing)	112,802	4,339	1,913	2,426
Real estate-multi family & nonresidential	257,329	5,591	829	4,762
Real estate-residential 1-4 family	266,932	4,424	531	3,893
Consumer loans	838,793	6,178	(59,129)	65,307
Other loans	(438)	35	37	(2)

Total loans	1,475,418	20,567	(55,819)	76,386

Total earning assets	$1,287,089	$19,607	$(54,813)	$74,420

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$(220,466)	$2,547	$3,576	$(1,029)
Time certificates of deposit	267,512	7,347	4,738	2,609

Total interest-bearing deposits	47,046	9,894	8,314	1,580

Borrowed funds:
Repos and Federal funds purchased	55,027	1,679	1,032	647
Other borrowings	427,537	7,790	2,487	5,303

Total borrowed funds	482,564	9,469	3,519	5,950

Total interest-bearing liabilities	$529,610	19,363	11,833	7,530

Tax equivalent net interest income		$244	$(66,646)	$66,890

Loans excluding RALs	$768,741	$19,242	$4,654	$14,588
Consumer loans excluding RALs	$132,116	$4,853	$1,900	$2,953

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.
(2)	The change not solely due to volume or rate has been prorated into rate and volume components.

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

Provision for credit losses increased by $30.8 million in the first quarter of 2007 when compared to the first quarter of 2006. The increase is largely driven by the RAL program and Holiday loans. The RAL provision for credit losses was $71.9 million in the first quarter of 2007 compared with $46.2 million in the first quarter of 2006, an increase of $25.7 million. The increase is largely driven by higher loss rates in the RAL pre-file product and higher incidences of fraud in all RAL business lines. The remainder of the increase in the provision for credit losses is mostly attributed to the Holiday loan program. Due to the higher loss rates on the RAL pre-file product and Holiday loans, the Company has decided to no longer offer these products.

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

Below is a table that summarizes the significant components that caused the $2.0 million decrease.

(dollars in thousands)	For the Three-Month Periods Ended March 31,
	2007	2006
Included in other service charges, commissions and fees:
Collection fees	$3,744	$6,112
Debit card fees	832	738
RAL ATM fees	691	642
Standby letter of credit fees	431	199

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

The loan portfolio decreased by $199.1 million since December 31, 2006 largely due to the impact of Holiday loans on the balance sheet as of December 31, 2006 and the reclassification of indirect auto loans to Loans held for sale, partially offset by our core bank loan growth and higher RAL loans on the balance sheet as of March 31, 2007 compared to March 31, 2006. A discussion of major drivers follows.

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

As of March 31, 2007, we had $97.4 million of RAL loans remaining on our balance sheet that we expect to be paid off by future IRS refund processing throughout the remainder of 2007. This balance is higher than in prior years due to increased fraud screening by the IRS. RALs are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund and subject to an underwriting process prior to approval. RALs are repaid directly by the IRS to the Company once the tax return has been processed. Funds received from the IRS above the RAL less associated fees are remitted to the taxpayer by the Company. Due to their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has a tiered fee schedule for this service. The larger the loan, the larger the credit risk from nonpayment. The fees vary by the amount of the loan to compensate for the increased credit risk rather than the duration that the loan is outstanding. The RAL fees are accounted for as interest income since this is a credit product. RALs are offered during the tax-filing season of January through April of each year. Any loan balance for which repayment has not been received by the end of the year is charged off. Therefore, no RALs were reported as of December 31, 2006.

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

The table below depicts the historical trend of charge-offs on a consolidated basis and without the impact of the RAL/RT Programs.

Ratio of net charge-offs to average loans:

	2007 YTD Annualized	2006	2005	2004	2003

Ratio of net charge-offs to average loans outstanding, Consolidated	4.47%	1.05%	1.22%	0.36%	0.72%
Ratio of net charge-offs to average loans outstanding, excluding RALs	0.85%	0.37%	0.36%	0.14%	0.46%
Peer ratio of net charge-offs to average loans outstanding	n/a	0.29%	0.34%	0.49%	0.70%

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

(dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006

Nonaccrual loans	$19,246	$17,049	$14,542
90 days or more past due	266	264	390

Total nonperforming loans	19,512	17,313	14,932
Foreclosed collateral	2,967	2,910	2,910

Total nonperforming assets	$22,479	$20,223	$17,842

Allowance for credit losses, excluding RALs	$55,596	$64,669	$49,356
Allowance for credit losses, RALs	7,608	2	5,320

Total allowance for credit losses, Consolidated	$63,204	$64,671	$54,676

COMPANY RATIOS—Consolidated:
Coverage ratio of allowance for credit losses to total loans	1.15%	1.13%	1.10%
Coverage ratio of allowance for credit losses to nonperforming loans	324%	374%	366%
Ratio of nonperforming loans to total loans	0.35%	0.30%	0.30%
Ratio of nonperforming assets to total assets	0.30%	0.27%	0.26%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	35.60%	69.50%	53.15%

COMPANY RATIOS—Excluding RAL:
Coverage ratio of allowance for credit losses to total loans	1.03%	1.13%	1.00%
Coverage ratio of allowance for credit losses to nonperforming loans	285%	374%	331%
Ratio of nonperforming loans to total loans	0.36%	0.30%	0.30%
Ratio of nonperforming assets to total assets	0.32%	0.28%	0.26%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	69.38%	69.50%	47.98%

FDIC PEER GROUP RATIOS:
Coverage ratio of allowance for credit losses to total loans	n/a	1.27%	1.29%
Coverage ratio of allowance for credit losses to nonperforming loans	n/a	188%	227%
Ratio of nonperforming loans to total loans	n/a	0.68%	0.57%
Ratio of nonperforming assets to total assets	n/a	0.51%	0.43%

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

Accrued Interest Payable and Other Liabilities

Accrued interest payable and other liabilities was $131.5 million as of March 31, 2007 versus $73.5 million as of December 31, 2006, an increase of $58.0 million. The significant items attributed to the $58.0 million increase include:

•	an increase in our tax liability of $34.3 million,

•	an increase in other payables for the commitment to purchase additional Tax Credit funds of $10.5 million,

•	an increase in undisbursed RAL proceeds of $9.4 million,

•	an increase of $7.1 million for unearned fees on RAL loans as of March 31, 2007,

•	a reduction of other liabilities due to federal and state income tax payments of $4.3 million.

STOCKHOLDERS’ EQUITY

Stockholders’ equity increases with net income of the Company, selling of the Company’s stock, exercising of options, vesting of restricted stock grants and changes in OCI and decreases with payments of dividends, stock repurchases, losses in net income and changes in OCI. Since December 31, 2006, stockholders’ equity increased $45.1 million. Net income of $51.6 million is the largest component of the increase in stockholders’ equity, offset by the payment of dividends in the first quarter of 2007 of $10.4 million. The remainder of the change is a combination of option exercises, vesting of restricted stock grants, and changes in OCI due to unrealized gains and losses on securities.

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

Capital Ratios:

(dollars in thousands)	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$758,657	12.6%	$481,735	8.0%	$602,168	10.0%
Tier I Capital (to Risk Weighted Assets)	$575,767	9.6%	$240,867	4.0%	$361,301	6.0%
Tier I Capital (to Average Tangible Assets)	$575,767	7.2%	$320,994	4.0%	$401,242	5.0%
Risk Weighted Assets	$6,021,683
Average Tangible Assets for the Quarter	$8,024,845

As of December 31, 2006
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$710,388	11.7%	$483,697	8.0%	$604,622	10.0%
Tier I Capital (to Risk Weighted Assets)	$530,469	8.8%	$241,849	4.0%	$362,773	6.0%
Tier I Capital (to Average Tangible Assets)	$530,469	7.4%	$284,970	4.0%	$356,213	5.0%

Risk Weighted Assets	$6,046,215
Average Tangible Assets for the Quarter	$7,124,254

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

RATE SENSITIVITY

EVE Shock Summary Report
	(MM $’s)
	DN 200	UP 200
% Chg from Base	-1.2%	-12.3%
Previous Year	-5.6%	-8.9%
Upper Policy:	-15.0%	-15.0%
w/in Limit:	Yes	Yes

NII Shock Summary Report
	(MM $’s)
	DN 200	UP 200
% Chg from Base	-6.4%	4.5%
Previous Year	-4.2%	0.3%
Upper Policy:	-10.0%	-10.0%
w/in Limit:	Yes	Yes

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

Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report and as a result of the material weakness in our internal controls described below; our disclosure controls and procedures were not effective as of March 31, 2007.

A material weakness was identified in the second quarter of 2007 by Company management with respect to an error in the posting of two journal entries entered into the general ledger for Refund Anticipation Loan (“RAL”) losses sold in the Company’s RAL securitization. Company management concluded that the incorrect postings were due to the Company’s open general ledger system in which journal entries can be processed without appropriate approval. Additionally, against corporate policy, these journal entries were entered into the general ledger without the appropriate authorizing review and approval. These control failures, in aggregate, have resulted in a material misstatement to the financial statements for the quarter ending March 31, 2007.

The net effect of the corrections of these errors on our financial statements for the year ended March 31, 2007 was a reduction in RAL balances of $11.2 million, a reduction of interest income of $9.7 million and an increase in the provision for RAL credit losses of $1.5 million.

In response to this determination, we have taken measures to remediate the material weakness in our internal controls, including the following:

•	A project is currently underway to restrict the ability to post journal entries to the general ledger to those with the appropriate authorization and expertise.

•	A review structure will be put in place requiring either Controller or CFO review of all significant entries entered into the GL via ticket or online.

•	Additional procedures to standardize the supporting documentation of journal entries has been implemented.

Any control system, no matter how well designed and operated, can provide only reasonable assurance to the tested objectives. The design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in internal control over financial reporting.

With the exception of the item described above, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is confident that these deficiencies can be remediated before the year ended December 31, 2007.

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

Shares available for repurchase:

(dollars in thousands)		Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of that May Yet Be Purchased Under the Plans or Programs
Period
Begin Date	End Date

1/1/2007	1/31/2007	—	—	—	$18,933
2/1/2007	2/28/2007	—	—	—	$18,933
3/1/2007	3/31/2007	—	—	—	$18,933

Total		—	—	—	$18,933

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.22	Employment Agreement dated March 29, 2007, between Pacific Capital Bancorp, Pacific Capital Bank, N.A., and George S. Leis. Herein incorporated by reference filed as Exhibit 10.1 on Form 8-K on March 30, 2007.

31.	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002**

31.1	Certification of George S. Leis

31.2	Certification of Bradley S. Cowie

32.	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.1	Certification of George S. Leis

32.2	Certification of Bradley S. Cowie

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ George S. Leis
George S. Leis	August 9, 2007
President Chief Executive Officer

/s/ Bradley S. Cowie	August 9, 2007
Bradley S. Cowie
Senior Vice President Chief Risk Officer and Interim Chief Financial Officer