Form 10-Q
period 2007-06-30
PACIFIC CAPITAL BANCORP /CA/
filed 2007-08-09
CIK 357264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Number of common stock of the registrant outstanding as of July 31, 2007: 47,039,840

PART I. FINANCIAL INFORMATION		3

Forward-looking statements		3

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets	4

	Consolidated Statements of Income	5

	Consolidated Statements of Comprehensive Income	6

	Consolidated Statements of Cash Flows	7

	Notes to Condensed Consolidated Financial Statements	8

The financial statements included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	49

Glossary		50

PART II. OTHER INFORMATION		52

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Submission of Matters to a Vote of Security Holders	52

Item 5.	Other Information	53

Item 6.	Exhibits	54

SIGNATURES		54

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

Certain statements contained in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and some oral statements made by Company officials to securities analysts and shareholders during presentations about the Company, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the health of the capital markets, the Company’s de novo branching and acquisition efforts, the operating characteristics of the Company’s income tax refund loan and transfer programs and the economic conditions within its markets. These forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in California; (4) the occurrence of terrorist acts; (5) reduced demand for or earnings derived from the Company’s income tax refund loan (RAL) and refund transfer programs(RT); (6) legislative or regulatory changes or litigation adversely affecting the businesses in which the Company engages; (7) unfavorable conditions in the capital markets; (8) challenges in opening additional branches, integrating acquisitions or introducing new products or services; and (9) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. For a more detailed description of the risk factors associated with the Company’s businesses, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The assets, liabilities, and results of operations of the Company’s tax refund and transfer programs are reported in its periodic filings with the SEC as a segment of its business. Because these are activities conducted by very few other financial institutions, users of the financial statements have indicated that they are interested in information for the Company exclusive of these programs so that they may compare the results of operations with financial institutions that have do not have comparable programs. The amounts and ratios may generally be computed from the information provided in the note to the financial statements that discloses segment information, but are computed and included in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the convenience of those users.

Purpose and Definition of Terms

The following provides Management’s comments on the financial condition and results of operations of Pacific Capital Bancorp and its subsidiaries. Unless otherwise stated, “the Company”, “we”, “us” and “our” refers to this consolidated entity. We utilize the term “Core Bank” throughout this Form 10-Q. Core Bank is defined as our consolidated financial results less the financial results from the RAL/RT Programs and is interchangeably referred to as, “Excluding RAL/RT”. You should read this discussion in conjunction with the Company’s Annual Report on Form 10-K, herein referred to as “2006 10-K”. Terms and acronyms used throughout this document are defined in the glossary on pages 50 through 51.

CONSOLIDATED BALANCE SHEETS	Pacific Capital Bancorp and Subsidiaries

(dollars and share amounts in thousands except per share amounts)

	June 30, 2007 (Unaudited)	December 31, 2006
Assets:
Cash and due from banks	$345,305	$154,182
Securities—trading, at fair value	1,011	—
Securities—available-for-sale, at fair value	963,687	1,167,142
Loans	5,474,251	5,718,833
Less: allowance for credit losses	43,549	64,671

Net Loans	5,430,702	5,654,162
Premises, equipment and other long-term assets	90,788	95,400
Accrued interest receivable	32,659	32,294
Goodwill and other intangible assets	152,844	154,069
Other assets	271,903	237,581

Total assets	$7,288,899	$7,494,830

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$1,030,617	$1,079,152
Interest-bearing deposits	3,753,360	3,967,249

Total deposits	4,783,977	5,046,401
Securities sold under agreements to repurchase and federal funds purchased	285,391	356,352
Long-term debt and other borrowings	1,422,233	1,391,704
Obligations under capital lease	9,579	9,468
Accrued interest payable and other liabilities	105,831	73,529

Total liabilities	6,607,011	6,877,454

Commitments and contingencies

Shareholders’ equity:
Preferred stock — no par value; shares authorized: 1,000; shares issued and outstanding: none	—	—
Common stock (no par value; $0.25 per share stated value; 100,000 authorized; 47,092 outstanding at June 30, 2007 and 46,880 at December 31, 2006	11,778	11,725
Surplus	124,273	117,631
Accumulated other comprehensive income	4,052	10,178
Retained earnings	541,785	477,842

Total shareholders’ equity	681,888	617,376

Total liabilities and shareholders’ equity	$7,288,899	$7,494,830

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Pacific Capital Bancorp and Subsidiaries

(dollars and share amounts in thousands except per share amounts)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans	$108,545	$98,811	$331,465	$301,156
Securities	11,550	14,394	24,538	29,015
Federal funds sold and securities purchased under agreements to resell	297	—	1,101	126

Total interest income	120,392	113,205	357,104	330,297

Interest expense:
Deposits	31,416	27,837	66,840	53,364
Securities sold under agreements to repurchase and federal funds purchased	4,272	4,681	11,116	9,846
Long-term debt and other borrowings	17,869	11,261	36,919	22,521

Total interest expense	53,557	43,779	114,875	85,731

Net interest income	66,835	69,426	242,229	244,566
Provision for credit losses	5,115	5,956	84,093	54,102

Net interest income after provision for credit losses	61,720	63,470	158,136	190,464

Non-interest income:
Service charges on deposit accounts	4,401	4,108	8,658	8,106
Trust and investment advisory fees	5,944	4,340	12,174	8,840
Refund transfer fees	6,168	5,110	45,386	44,564
Other service charges, commissions and fees	6,026	7,104	14,450	17,560
Net gain on sale of tax refund loans (RALs)	—	—	41,822	43,163
Net gain on sale of the leasing portfolio	24,344	—	24,344	—
Net gain on securities transactions	(2)	—	1,939	147
Other income	1,978	1,634	4,340	3,806

Total non-interest income	48,859	22,296	153,113	126,186

Non-interest expense:
Salaries and benefits	31,081	31,500	66,881	66,115
Net occupancy expense	5,579	4,580	10,888	9,395
Equipment rental, depreciation, and maintenance	2,610	2,602	5,076	5,015
Refund program marketing and technology fees	13	2,663	44,500	54,706
Other expense	17,776	27,078	44,608	56,206

Total non-interest expense	57,059	68,423	171,953	191,437

Income before provision for income taxes	53,520	17,343	139,296	125,213
Provision for income taxes	20,354	5,824	54,492	46,325

Net income	$33,166	$11,519	$84,804	$78,888

Basic earnings per share	$0.71	$0.25	$1.80	$1.69
Diluted earnings per share	$0.70	$0.24	$1.79	$1.68
Average number of shares—basic	47,016	46,734	46,984	46,701
Average number of shares—diluted	47,286	47,091	47,304	47,077
Dividends declared per share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Pacific Capital Bancorp and Subsidiaries

	For the Three-Month Periods Ended June 30,
(dollars in thousands)	2007			2006
	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount
Net income	$53,520	$20,354	$33,166	$17,343	$5,824	$11,519

Other comprehensive income:
Net unrealized (loss) gain on securities:
Net unrealized holding gains (losses) arising during period	(11,610)	(4,882)	(6,728)	(10,321)	(4,340)	(5,981)
Post-retirement benefit obligation arising during period	79	33	46	—	—	—

Other comprehensive income	(11,531)	(4,849)	(6,682)	(10,321)	(4,340)	(5,981)

Comprehensive income	$41,989	$15,505	$26,484	$7,022	$1,484	$5,538

	For the Six-Month Periods Ended June 30,
(dollars in thousands)	2007			2006
	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount
Net income	$139,296	$54,492	$84,804	$125,213	$46,325	$78,888

Other comprehensive income:
Net unrealized (loss) gain on securities:
Net unrealized holding gains (losses) arising during period	(8,709)	(3,662)	(5,047)	(18,760)	(7,889)	(10,871)
Less: reclassification adjustment for gain included in net income (1)	1,941	816	1,125	147	62	85
Post-retirement benefit obligation arising during period	79	33	46	—	—	—

Other comprehensive income	(10,571)	(4,445)	(6,126)	(18,907)	(7,951)	(10,956)

Comprehensive income	$128,725	$50,047	$78,678	$106,306	$38,374	$67,932

(1)

The gain on sale of $1.9 million as of June 30, 2007, includes $1.6 million of realized gain on the sale of the leveraging strategy securities in the first quarter of 2007 as disclosed in Note 4, “Securities of our Consolidated Financial Statements”. The remainder of the gain is from securities called during the six-month period ended June 30, 2007.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Pacific Capital Bancorp and Subsidiaries

	For the Six-Month Periods Ended June 30,
(dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$84,804	$78,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,599	15,146
Stock-based compensation	3,055	2,674
Tax benefit of stock-based compensation	(1,285)	(1,266)
Provision for credit losses	84,093	54,102
Net amortization of discounts and premiums for investment securities	(5,206)	(2,109)
Amortization of net deferred loan fees	2,551	2,481
(Gain) loss on:
Sale of indirect auto loan portfolio	850	—
Sale of leasing loan portfolio	(24,344)	—
Sale of securities	(1,939)	(147)
Activity in securities held for trading	(1,011)	—
Changes in:
Other assets	(27,472)	506
Other liabilities	10,227	(1,389)
Income taxes payable	22,121	12,508

Net cash provided by operating activities	157,043	161,394

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	314,772	—
Principal pay downs and maturities of available-for-sale securities	110,339	142,650
Proceeds from loan portfolio sales	502,033	—
Purchase of available-for-sale securities	(225,161)	(52,435)
Loan originations and principal collections, net	(341,723)	(391,561)
Purchase of Federal Home Loan Bank stock	(2,725)	(19,991)
Purchase of premises and equipment, net	(4,663)	(8,989)

Net cash provided by (used in) investing activities	352,872	(330,326)

Cash flows from financing activities:
Net decrease in deposits	(262,424)	(175,727)
Net (decrease) increase in borrowings with maturities of 90 days or less	(22,518)	61,216
Proceeds from long-term debt and other borrowings	110,000	493,432
Repayments of long-term debt and other borrowings	(127,914)	(136,170)
Tax benefit of stock-based compensation	1,285	1,266
Proceeds from issuance of common stock	3,640	2,695
Cash dividends paid on common stock	(20,861)	(20,691)

Net cash provided by (used in) by financing activities	(318,792)	226,021

Net increase in cash and due from banks	191,123	57,089
Cash and due from banks at beginning of period	154,182	158,880

Cash and due from banks at end of period	$345,305	$215,969

Supplemental disclosure:
Interest paid during period	$116,569	$80,257
Income taxes paid (refunded) during period	$32,620	$31,424
Transfers to other real estate owned	$57	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	Pacific Capital Bancorp and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements and notes included in this Securities and Exchange Commission (“SEC”) Form 10-Q (“10-Q”) should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 10-K”).

Nature of Operations

Pacific Capital Bancorp (the “Company”) also referred to within these financial statements as “we”, “our” and “us” is a bank holding company organized under the laws of California. Through its banking subsidiary, Pacific Capital Bank, N.A. (“PCBNA” or “the Bank”), the Company provides a full range of commercial and consumer banking services to households, professionals, and small to medium-sized businesses. The banking services include making commercial, leasing, consumer, commercial and residential real estate loans and Small Business Administration guaranteed loans. Deposits are accepted for checking, interest bearing checking (“NOW”), money market, savings, and certificate of deposit accounts. PCBNA also offers safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashiers checks. A wide range of wealth management services is offered through the Wealth Management segment and through a wholly-owned subsidiary, Morton Capital Management (“MCM”), purchased in July 2006. PCBNA is also one of the largest nationwide providers of financial services related to the electronic filing of income tax returns that generate our refund anticipation loan (“RAL”) and refund transfer (“RT”) business lines.

PCBNA conducts its banking services under five brand names: Santa Barbara Bank & Trust (“SBB&T”), First National Bank of Central California (“FNB”), South Valley National Bank (“SVNB”), San Benito Bank (“SBB”) and First Bank of San Luis Obispo (“FBSLO”). The offices using the SBB&T brand are located in Santa Barbara, Ventura and Los Angeles Counties. Offices using FNB are located in the counties of Monterey and Santa Cruz. Offices in southern Santa Clara County use SVNB, offices in San Benito County are branded SBB and offices in San Luis Obispo County are branded FBSLO. These brand names were formerly the names of independent banks merged at various times and eventually into PCBNA. The offices of the former Pacific Crest Bank that were acquired in the purchase by the Company of Pacific Crest Capital Inc. (“PCCI”), described in Note 2, Mergers and Acquisitions of the 2006 10-K were merged into PCBNA and were formerly using the Pacific Capital Bank brand name. However, as of March 2007, they began to use the SBB&T brand name.

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

•

Five wholly-owned unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities that are described in Note 14, Long-term Debt and Other Borrowings to the Financial Statements of our 2006 10-K.

PCBNA has one consolidated subsidiary, MCM that was purchased in July 2006 to increase our customer base for providing trust and investment advisory services. The Bank also retains ownership in several Low-Income Tax Housing Partnerships that generate tax credits, these are considered variable interest entities and they are not consolidated into our Financial Statements.

The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of Management, all adjustments considered necessary have been reflected in the financial statements. However, the results of operations for the three and six-month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

Segments

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 on January 1, 2008, and is currently assessing the impact of the adoption of this Statement.

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

	For the Three-Month Period Ended		For the Six-Month Period Ended
(share and net income amounts in thousands)	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Period ended June 30, 2007

Numerator — Net income	$33,166	$33,166	$84,804	$84,804

Denominator — weighted average shares outstanding	47,016	47,016	46,984	46,984

Plus: net shares issued in assumed stock based compensation		270		320

Diluted denominator		47,286		47,304

Earnings per share	$0.71	$0.70	$1.80	$1.79

Period ended June 30, 2006

Numerator — Net income	$11,519	$11,519	$78,888	$78,888

Denominator — weighted average shares outstanding	46,734	46,734	46,701	46,701

Plus: net shares issued in assumed stock based compensation		357		376

Diluted denominator		47,091		47,077

Earnings per share	$0.25	$0.24	$1.69	$1.68

For the three-month and six-month periods ended June 30, 2007, average outstanding unexercised stock options of 992,000 and 348,000 shares, respectively were not included in the computation of earnings per share because they were antidulitive. For the three-month and six-month periods ended June 30, 2006, average outstanding unexercised stock options of 124,000 and 109,000 shares, respectively were not included in the computation of earnings per share because they were antidilutive.

4. SECURITIES

Trading

During the second quarter of 2007, the Company purchased $1.0 million of trading securities. These securities are reported at fair value based on current market prices obtained from independent sources for each security held. Since these securities are classified as trading assets, changes in market values are reported in non-interest income under net gain on securities transactions. For the second quarter of 2007, the Company incurred an unrealized loss of $2,000 on its trading securities. The Company held no trading securities at December 31, 2006.

Available for Sale

A summary of the available for sale securities owned by the Company at June 30, 2007 and December 31, 2006, is as follows:

(dollars in thousands) As of June 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
U.S. Treasury obligations (1)	$44,583	$—	$(264)	$44,319
U.S. Agency obligations (2)	395,060	1	(1,673)	393,388
Collateralized mortgage obligations	25,962	23	(320)	25,665
Mortgage-backed securities (3)	275,286	457	(9,340)	266,403
Asset-backed securities	2,504	6	—	2,510
State and municipal securities	208,880	23,610	(1,088)	231,402

	$952,275	$24,097	$(12,685)	$963,687

(dollars in thousands) As of December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
U.S. Treasury obligations (1)	$64,653	$—	$(504)	$64,149
U.S. Agency obligations (2)	208,264	—	(2,032)	206,232
Collateralized mortgage obligations	64,833	31	(880)	63,984
Mortgage-backed securities (3)	601,252	584	(15,541)	586,295
Asset-backed securities	3,021	9	—	3,030
State and municipal securities	211,817	32,114	(479)	243,452

	$1,153,840	$32,738	$(19,436)	$1,167,142

(1)	U.S. Treasury obligations are securities that are backed by the full faith and credit of the United States government.

(2)

U.S. Agency obligations are general obligations that are not backed by the full faith and credit of the United States government and consist of Government Sponsored Enterprises issued by the Federal Farm Credit, Federal Home Loan Bank and Tennessee Valley Authority.

(3)

Mortgage-backed securities are securitized mortgage loans that are not backed by the full faith and credit of the United States Government and consist of Government Sponsored Enterprises which guarantee the collection of principal and interest payments. The securities primarily consist of securities issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

All of our securities are reported in the “All Other” segment for segment reporting. Any change in the market value of our available for sale securities portfolio is accounted for by adjusting an asset account while the corresponding amount is included in other comprehensive income (“OCI”), which is then reduced by a deferred tax asset at our statutory tax rate of 42.05%. The fair value is based on current market prices obtained from independent sources for each security held. If a security is in an unrealized loss position for more than 12 months, Management is required to evaluate whether or not each security is temporarily or permanently impaired.

During the fourth quarter of 2006, the Company decided to sell a portion of the available for sale investment portfolio formerly referred to as the 2003 and 2004 leveraging strategy. In response to this change we marked the securities in this portfolio to market as of December 31, 2006 and a loss of $8.8 million was recognized in non-interest income. During the first quarter of 2007, all of the securities from the 2003 and 2004 leveraging strategy were sold and the Company recognized a $1.6 million gain. The gain occurred due to a favorable change in the interest rate environment between December 31, 2006 and the transaction dates in the first quarter of 2007.

The following table shows all of the available for sale securities that are in an unrealized loss position and temporarily impaired as of June 30, 2007 and December 31, 2006.

	Less than 12 months		12 months or more		Total
(dollars in thousands) As of June 30, 2007	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$236,035	$(424)	$191,870	$(1,513)	$427,905	$(1,937)
Mortgage Backed Securities	27,146	(605)	219,252	(8,735)	246,398	(9,340)
Municipal Bonds	25,068	(373)	16,051	(715)	41,119	(1,088)
Collateralized mortgage obligations	12,622	(63)	11,968	(257)	24,590	(320)

Subtotal, Debt Securities	300,871	(1,465)	439,141	(11,220)	740,012	(12,685)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$300,871	$(1,465)	$439,141	$(11,220)	$740,012	$(12,685)

	Less than 12 months		12 months or more		Total
(dollars in thousands) As of December 31, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury/US Agencies	$19,688	$(22)	$250,693	$(2,514)	$270,381	$(2,536)
Mortgage Backed Securities	21,331	(163)	536,029	(15,378)	557,360	(15,541)
Municipal Bonds	8,419	(35)	16,326	(444)	24,745	(479)
Collateralized mortgage obligations	13,675	(22)	48,458	(858)	62,133	(880)

Subtotal, Debt Securities	63,113	(242)	851,506	(19,194)	914,619	(19,436)
Common Stock	—	—	—	—	—	—

Total temporarily impaired securities	$63,113	$(242)	$851,506	$(19,194)	$914,619	$(19,436)

The $12.7 million of unrealized losses for the available for sale portfolio as of June 30, 2007 are largely a result of market interest rate fluctuations. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of June 30, 2007. The Company has the ability and the intention to hold these securities until their fair values recover. As such, Management does not believe that there are any securities that are other-than-temporarily impaired as of June 30, 2007.

5. SALE OF LOAN PORTFOLIOS

Indirect Auto

In March 2007, the Bank made the decision to cease the origination of indirect auto loans and to sell the existing loan portfolio. On May 8, 2007, the Bank sold the loan portfolio of $221.8 million and realized a net loss on the loan portfolio sale of $850,000. The indirect auto portfolio was reported in the Community Banking segment. The table below summarizes the loss on the sale of the indirect auto loan portfolio:

(dollars in thousands)
Cash proceeds from loan portfolio sale:	$221,475
Less: Net carrying value of portfolio:	221,774
Less: Direct expenses for sale of loan portfolio:	551

Loss on sale of indirect auto loan:	$850

Equipment Leases

In the second quarter of 2007, the Bank sold its $254.0 million commercial equipment leasing loan portfolio. On June 19, 2007, the Company entered into an Asset Purchase Agreement with LEAF Funding, Inc. (LEAF) whereby LEAF agreed to purchase substantially all of the leases within the existing leasing portfolio as well as assume all liabilities associated with the purchased leases. No servicing assets were retained by the Company in relation to the sale. This loan portfolio was reported in the Community Banking segment prior to sale. The sale closed on June 22, 2007 and a net gain of $24.3 million was recorded in non-interest income. Due to internal system limitations the accrued interest and amortization of deferred income and expense were included in a subsequent settlement and, are listed separately below.

Below is a summary of the gain on sale of the equipment leasing portfolio:

(dollars in thousands)
Cash proceeds from loan sale:		$280,558
Net carrying value of leasing portfolio:	254,046
Liabilities assumed by purchaser:	(1,942)
Accrued interest and amortization of deferred income/expense on performing leases:	1,494
Leases originated 6/19–6/22/07 and accrued interest:	1,126

Total carrying value:		254,724

Less: Direct expenses for sale of leasing portfolio:		1,490

Gain on sale of leasing portfolio:		$24,344

As of June 30, 2007, there was one lease, valued at approximately $14,000, which was not included in the sale of the leasing portfolio. This lease has a maturity date of August 2007.

Small Business Administration (SBA)

The Company occasionally sells the guaranteed portion of selected SBA loans into the secondary market. The SBA lending activities are included in the Community Banking segment. The Company retains the unguaranteed portion of these loans and services the loans as required under the SBA programs to specified yield amounts. For the six months ended June 30, 2007 and 2006, the Company recognized a gain of $1.0 million and $989,000, respectively from the sale of $17.2 million and $17.5 million, respectively of the guaranteed portion of SBA 7(a) loans. The Company has retained servicing rights on the loans sold which are subsequently amortized over the estimated life of the loans. Quarterly the servicing rights are analyzed for impairment. The Company’s SBA loan balance was $60.3 million at June 30, 2007 and $38.2 million at December 31, 2006. Included in the SBA loan balance are $25.3 million and $18.3 million respectively of SBA 504 loans at June 30, 2007 and December 31, 2006.

6. LOANS

The composition of the Company’s loans held for investment portfolio is as follows:

(dollars in thousands)	June 30, 2007	December 31, 2006
Real estate:
Residential - 1 to 4 family	$1,360,031	$1,199,719
Multi-family residential	287,392	287,626
Nonresidential	1,502,310	1,420,401
Construction	621,601	536,443
Commercial loans	1,077,305	1,072,831
Home equity loans	379,407	372,637
Consumer loans	213,682	527,751
Tax refund loans (RALs)	30,195	—
Leases	14	297,526
Other loans	2,314	3,899

Total loans	5,474,251	5,718,833
Allowance for credit losses	43,549	64,671

Net loans	$5,430,702	$5,654,162

The loan balance is net of deferred loan origination, commitment and extension fees and origination costs of $8.4 million as of June 30, 2007 and $7.1 million as of December 31, 2006.

Impaired Loans

The following table reflects recorded investment in impaired loans:

(dollars in thousands)	June 30, 2007	December 31, 2006
Impaired loans for which a valuation allowance has been established	$2,381	$—
Impaired loans for which no valuation allowance has been established	7,458	19,887

Loans identified as impaired	$9,839	$19,887

Valuation allowance for impaired loans	$189	$—

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. The valuation allowance disclosed above are included in the allowance for credit losses reported in the balance sheets as of June 30, 2007 and December 31, 2006.

The table below reflects the average balance and interest recognized for impaired loans for the three and six-month periods ended June 30, 2007 and 2006.

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Average amount of recorded investment in impaired loans for the period	$8,748	$38,754	$11,750	$43,090
Interest recognized during the period for impaired loans	$342	$1,005	$524	$1,695

The decrease of $30.0 million in the average quarter-to-date balance of impaired loans and the decrease of $31.3 million in the average year-to-date balance of impaired loans is primarily due to $16.0 million of impaired loans that were paid-off and $11.8 million of impaired loans upgraded out of impairment status since June 30, 2006.

Refund Anticipation Loans

The discussion of the RALs and the securitization of RALs are discussed in Note 8, “Refund Anticipation Loan and Refund Transfer Programs” of these Consolidated Financial Statements.

Pledged Loans

At June 30, 2007 and December 31, 2006 loans secured by first trust deeds on residential and commercial property with principal balances totaling $909.5 million and $925.0 million, respectively were pledged as collateral to the Federal Reserve Bank (FRB) and $2.59 billion and $2.13 billion, respectively were pledged to Federal Home Loan Bank (FHLB). The amount of loans pledged do not represent the amount of outstanding borrowings at the FRB or the FHLB. The Company pledges loans as collateral for our borrowings in accordance with our agreements with the FRB and the FHLB.

Letters and Lines of Credit

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with “off-balance sheet” risk. Among these financial instruments are commitments to extend credit and standby letters of credit.

Off-balance sheet risk can arise from lines of credit when a borrower’s financial condition may indicate less ability to pay than when the commitment was originally made. In the case of standby letters of credit, this risk arises from the possibility of the failure of the customer to perform according to the terms of a contract. In such a situation the third party might draw on the standby letter of credit to pay for completion of the contract and the Company would have to look to its customer to repay these funds to the Company with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer.

The maximum non-discounted exposure to credit risk is represented by the contractual notional amount of those instruments. The majority of the letters of credit are for one year or less. The lines of credit may be withdrawn by the Company and are subject to applicable legal requirements. As of June 30, 2007 and December 31, 2006, the contractual notional amounts of these instruments are as follows:

	As of June 30, 2007					As of December 31, 2006
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Commercial lines of credit	$357,543	$107,191	$72,100	$105,350	$642,184	$510,428
Consumer lines of credit	4,567	9,232	25,812	330,480	370,091	365,647
Standby letters of credit and financial guarantees	82,794	23,236	17,676	26,067	149,773	131,368

Total	$444,904	$139,659	$115,588	$461,897	$1,162,048	$1,007,443

The Company anticipates that a majority of the above commitments will not be fully drawn on by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies. A majority of the lines of credit are at adjustable rates that are tied to prime or a base-lending rate. If a rate is fixed on a line of credit, the commitments are not usually for more than three months.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. The Company generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized by assets similar to those assets used to collateralize loans, however some of the guarantees are unsecured. The Company has recorded a $332,000 liability associated with the unearned portion of the letter of credit fees for these guarantees as of June 30, 2007.

7. ALLOWANCE FOR CREDIT LOSSES

The following summarizes the changes in the allowance for credit losses:

(dollars in thousands) Allowance for Credit Losses, Quarter to Date Information:	Consolidated	Excluding RAL	RAL
Balance, beginning of quarter	$63,204	$55,596	$7,608
Provision for credit losses	5,115	5,396	(281)
Recoveries added to allowance	2,898	2,304	594
Credit losses charged against allowance	(12,342)	(6,414)	(5,928)
Allowance allocated to the leasing portfolio that was sold	(15,594)	(15,594)	—
Indirect auto allowance adjustment to actual	268	268	—

Balance, June 30, 2007	$43,549	$41,556	$1,993

Balance, beginning of quarter	$54,676	$49,356	$5,320
Provision for credit losses	5,956	6,837	(881)
Recoveries added to allowance	3,433	2,249	1,184
Credit losses charged against allowance	(10,427)	(5,523)	(4,904)

Balance, June 30, 2006	$53,638	$52,919	$719

Allowance for Credit Losses, Year to Date Information:	Consolidated	Excluding RAL	RAL
Balance, December 31, 2006	$64,671	$64,669	$2
Provision for credit losses	84,093	12,516	71,577
Recoveries added to allowance	27,037	5,283	21,754
Credit losses charged against allowance	(112,590)	(21,250)	(91,340)
Adjustment for indirect auto and leasing portfolios reclassified to held for sale	(19,662)	(19,662)	—

Balance, June 30, 2007	$43,549	$41,556	$1,993

Balance, December 31, 2005	$55,598	$55,598	$—
Provision for credit losses	54,102	8,812	45,290
Recoveries added to allowance	19,152	4,774	14,378
Credit losses charged against allowance	(75,214)	(16,265)	(58,949)

Balance, June 30, 2006	$53,638	$52,919	$719

The provision for credit losses for the RAL program is discussed in Note 8, “Refund Anticipation Loan and Refund Transfer Programs” of these Consolidated Financial Statements.

The Company has exposure to credit losses from extending loan commitments and letters of credit as well as from loans and leases. Because funds have not yet been disbursed on commitments and letters of credit, the face amount is not included in the amounts reported for loans and leases outstanding. Consequently, any amount provided for credit losses related to these instruments is not included in the allowance for credit losses reported in the table above, but is instead accounted for as a loss contingency and a liability on the balance sheet. The recording of this separate liability is accomplished by a charge to other non-interest expense.

The table below shows activity for this liability for the three and six-month periods ended June 30, 2007 and 2006:

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2007	2006	2007	2006
Beginning estimate	$1,551	$1,040	$1,448	$1,685
Additions and (Reductions)	(382)	41	(279)	(604)

Ending estimate	$1,169	$1,081	$1,169	$1,081

8. REFUND ANTICIPATION LOAN (RAL) AND REFUND TRANSFER (RT) PROGRAMS

RAL/RT Programs

Note 15, Segment Reporting of these Consolidated Financial Statements provides the financial impact of the RAL/RT programs. The RAL/RT Programs are highly seasonal. Approximately 90% of the activity occurs in the first quarter of each year, which causes the first quarter segment reporting to appear as if the RAL/RT Programs are the Company’s main source of income. As the year progresses, the RAL/RT Program’s impact on the Company’s consolidated financial results becomes less evident since, historically the RAL/RT Programs have not contributed a significant amount of income in the three remaining quarters of the year. For the three and six-month periods ended 2007, the RAL/RT Programs net income before tax and after net credit or charge for funds was $9.4 million and $61.0 million, respectively, compared to $4.7 million and $92.3 million, respectively for the three and six-month periods ended 2006. The main drivers of the RAL/RT Programs are fees earned on these products. The fees earned on RALs are reported in interest income while the fees earned on RTs are reported in non-interest income.

Refund Anticipation Loans

RALs are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund and subject to an underwriting process prior to approval. RALs are offered during the tax filing season of January through April of each year. RALs are repaid directly by the IRS to the Company once the tax return has been processed. Funds received from the IRS above the sum of the RAL plus associated fees are remitted to the taxpayer by the Company. The funds advanced are generally repaid within several weeks. Therefore, the processing costs and provision for loan loss represent the major costs of the loans. This is in contrast to other loans for which the cost of funds is the major cost to the Company. Because of their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has a tiered fee schedule for this service. The larger the loan, the larger the amount at risk from nonpayment and therefore the fee varies by the amount of funds advanced due to the increased credit risk rather than the length of time that the loan is outstanding. Nonetheless, because the customer signs a loan application and note, the Company reports the fees received for the RALs as interest income. Net interest income for RALs was $2.7 million and $107.3 million, respectively for the three and six-month periods ended June 30, 2007 compared to $3.4 million and $111.4 million, respectively for the three and six-month periods ended June 30, 2006.

As of June 30, 2007, RAL loans remaining on the balance sheet totaled $30.2 million. The Company estimates this remaining balance will be collected by year end. This balance is higher than in prior years due to a lengthened payment period by the IRS due to increased fraud screening. Any loan balance for which repayment has not been received by the end of the year is charged off. Therefore, no RALs were reported as of December 31, 2006.

Provision for Credit Losses for RAL

At the end of the first quarter, the Company charges off a portion of unpaid RALs to reduce the outstanding balance to an amount commensurate to what it expects to collect throughout the rest of the year. At the end of the second quarter, the receivable estimate is updated based on collection activity in the second quarter with any new information obtained from the IRS or the industry. The receivable asset is commensurate to what we expect to recover during the two remaining quarters of the year. At the end of the year, should there be any amount remaining on the RAL receivable, it is charged-off. This results in the Company having no allowance assigned to RALs as of December 31st of each year.

The RAL provision for credit losses was a negative $281,000 in the second quarter of 2007 and $71.6 million for the six months ended June 30, 2007 compared to a negative $881,000 in the second quarter of 2006 and $45.3 million for the six months ended June 30, 2006. The increase for the six months ended June 30, 2007 is due to higher loss rates in the RAL pre-file product and higher incidences of tax preparer fraud that affected the traditional RAL product. The RAL pre-file product is a RAL product that was offered in advance of the taxpayer’s filing of their tax return, primarily in the month of January, for a portion of the anticipated refund amount. A RAL-pre-file loan is repaid once a RAL or RT is funded. Due to the higher loss rates on the RAL pre-file product and Holiday loans, the Company has decided to no longer offer these products.

Refund Transfer Fees

When customers do not choose or do not qualify for a RAL, they may still benefit from an expedited payment of their income tax refund. An RT is an electronic transfer of an income tax refund directly to the taxpayer. The Company acts as a conduit from the IRS to the taxpayer enabling a quick and safe delivery of the taxpayer’s income tax refund. There is no credit risk or borrowing cost for the Company because RT’s are only delivered to the taxpayer upon receipt by the Company of the refund directly from the IRS. Payment of an RT is made in one of two ways. The Company either authorizes the tax preparer to provide a check directly to the taxpayer or the Company deposits the refund into a taxpayer’s account. Fees earned on RTs are recognized in non-interest income as a separate line item, refund transfer fees. RT fees earned for the three and six-month periods ended 2007 was $6.2 million and $45.4 million, respectively compared to $5.1 million and $44.6 million, respectively for the same periods of 2006.

Refund Anticipation Loan Securitizations

On December 11, 2006 the Company entered into a $1.5 billion securitization facility (“Securitization Facility”) to finance a portion of the RALs for the 2007 season. The terms of this agreement are substantially the same as the agreements used in prior years. In connection with the Securitization Facility, PCBNA sells certain of the RALs to SBBT RAL Funding Corp., a wholly-owned special purpose entity (“RAL Funding”), which in turn sells the RALs to commercial paper conduits sponsored by financial institutions. PCBNA is the servicer of the RALs under the Securitization Facility. These transactions occur during the first quarter of each year and the conduit generally holds loans for only three to four weeks during January and February of each year. There are four fees associated with the Securitization Facility consisting of an administrative agent fee payable to the lead bank, an upfront fee, a commitment fee and a usage fee applied against the average balance of advances. The new securitization facility used in 2007 included the same types of fees paid in prior years.

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125”, these transactions were accounted for as a true sale of assets. In addition, the Company obtained a legal opinion for the sale of RALs. Upon completion of the sale, the Company derecognizes all assets sold and recognizes any gain or loss on the sale into earnings. No servicing asset or retained interest is recognized since the duration of the RAL loans sold is generally three to four weeks in the months of January and February of each year, only. RAL loans sold into the securitization are not specifically originated for resale, therefore, all RAL loans are classified in the investing section of the statement of cash flows. Loans sold through the securitization are subject to tighter underwriting criteria and their historical loss rates are significantly lower.

All loans sold into the securitization are either fully repaid or repurchased by the Bank prior to the termination of the securitization in mid-February of each calendar year consistent with the terms of the Securitization Agreement. The repurchased securitization loans are charged off. through the gain on securitization at the time the securitization is closed. As such, subsequent recoveries are recorded through the RAL allowance for credit losses.

Below is a summary of the gain on sale of RAL loans sold into the securitizations for the six-month periods ended June 30, 2007 and 2006:

	For the Six-Month Periods Ended June 30,
(dollars in thousands)	2007	2006
RAL fees received on securitizations	$59,969	$60,867
Fees paid to investor	(2,383)	(1,796)
Commitment fees paid	(1,575)	(1,155)
Credit losses	(14,189)	(14,753)

Net gain on sale of RALs	$41,822	$43,163

9. DEPOSITS

Deposits consist of the following:

(dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Non-interest bearing deposits	$1,030,617	$1,079,152	$1,103,422

Interest-bearing deposits:
NOW accounts	1,142,744	1,186,352	1,107,152
Money market deposit accounts	747,120	630,155	619,726
Other savings deposits	280,819	275,910	325,197
Time certificates of $100,000 or more	981,570	1,136,762	980,531
Other time deposits	601,107	738,070	706,111

Total deposits	$4,783,977	$5,046,401	$4,842,139

As of June 30, 2007, there are $104.7 million of broker certificates of deposit included in other time deposits.

Interest expense on deposits consists of the following:

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
(dollars in thousands)	2007	2006	2007	2006
NOW accounts	$6,330	$5,981	$12,479	$10,502
Money market deposit accounts	6,140	4,389	11,745	8,921
Other savings deposits	919	910	1,715	1,856
Time certificates of $100,000 or more	11,420	10,831	26,854	19,722
Other time deposits	6,607	5,726	14,047	12,363

Total interest on deposits	$31,416	$27,837	$66,840	$53,364

10. LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings include the following items:

(dollars in thousands)	June 30, 2007	December 31, 2006
Long-term debt and other borrowings:
Federal Home Loan Bank advances	$1,120,170	$1,088,203
Treasury Tax & Loan amounts due to Federal Reserve Bank	103,180	104,492
Subordinated debt issued by the Bank	121,000	121,000
Subordinated debt issued by the Company	77,883	78,009

Total Long-term debt and other borrowings	1,422,233	1,391,704
Obligation under capital lease	9,579	9,468

Total Long-term debt and other borrowings and obligations under capital lease	$1,431,812	$1,401,172

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

The amount of the periodic expense recognized in the three and six-month periods ending June 30, 2007 and 2006 are disclosed in the following table.

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Service cost	$346	$427	$693	$853
Interest cost	280	266	560	533
Return on assets	(191)	(167)	(383)	(334)
Amortization cost	11	90	21	181

Total	$446	$616	$891	$1,233

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

	As of June 30, 2007					As of December 31, 2006
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Non-cancelable leases	$11,994	$17,125	$11,319	$14,291	$54,729	$52,799
Capital leases	344	851	906	24,035	26,136	26,308

Total	$12,338	$17,976	$12,225	$38,326	$80,865	$79,107

Leasing of Premises: The Company leases most of its office locations. Substantially all of these office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of June 30, 2007, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the above table. The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants. Sub-tenants leasing space from the Company are contractually obligated to the Company for approximately $2.2 million. Approximately 66% of these payments are due to the Company over the next three years.

Legal Matters

The Company has been a defendant in a class action lawsuit brought on behalf of persons who entered into a refund anticipation loan application and agreement (the “RAL Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on March 18, 2003 in the Superior Court in San Francisco, California as Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A., and Jackson-Hewitt, Inc. The Company is a party to a separate cross-collection agreement with each of the other RAL lenders by which it agrees to collect sums due to those other lenders on delinquent RALs by deducting those sums from tax refunds due to its RAL customers and remitting those funds to the RAL lender to whom the debt is owed. This cross-collection procedure is disclosed in the RAL Agreement with the RAL customer and is specifically authorized and agreed to by the customer. The plaintiff does not contest the validity of the debt, but contends that the cross-collection is illegal and requests damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. Venue for this suit was changed to Santa Barbara. The Company filed an answer to the complaint and a cross complaint for indemnification against the other RAL lenders. On May 4, 2005, a superior court judge in Santa Barbara granted a motion filed by the Company and the other RAL lenders, which resulted in the entry of a judgment in favor of the Company dismissing the suit. The plaintiffs have filed an appeal. A hearing before the Court of Appeal was held on June 14, 2006, and the matter was taken under submission. On September 29, the Court of Appeal, in a 2-1 decision, issued an opinion which held that the claims in the Complaint that the Company had violated certain California consumer protection laws were not preempted by Federal law and regulations. The Company and the Cross-Defendants filed a Petition for Writ of Certiorari with the United States Supreme Court seeking to reverse the Court of Appeal’s opinion. The petition was denied and the case returned to trial court. The Plaintiff has filed an amended complaint in the trial court. The Company continues to believe that there is no merit to the claims made in this action and intends to vigorously defend itself.

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

The carrying amount and estimated fair values of the Company’s financial instruments as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007		December 31, 2006
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$157,605	$157,605	$154,182	$154,182
Resell agreements and Federal funds sold	187,700	187,700	—	—
Securities - trading	1,011	1,011	—	—
Securities available-for-sale	963,687	963,687	1,167,142	1,167,142
Net loans	5,430,702	5,253,233	5,654,162	5,588,402
Mortgage servicing rights	1,849	1,849	1,861	1,861

Total financial assets	6,742,554	6,565,085	6,977,347	6,911,587

Financial liabilities:
Deposits	4,783,977	4,774,922	5,046,401	5,037,103
Long-term debt and other borrowings	1,431,812	1,426,442	1,401,172	1,387,966
Repurchase agreements and Federal funds purchased	285,391	282,096	356,352	354,457

Total financial liabilities	6,501,180	6,483,460	6,803,925	6,779,526

Net financial Assets	$241,374	$81,625	$173,422	$132,061

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

Each segment’s customers and services from which revenues are derived and the calculation of funds transfer pricing for segment reporting is disclosed within our 2006 10-K’s Consolidated Financial Statements, Note 25, “Segment Reporting.”

Specific Segment Disclosure

The following table presents information for each specific segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the Chief Executive Officer. Also included is the sum of the other operating and support units in the All Other column.

(dollars in thousands) For the Three-Month Period Ended June 30, 2007	Community Banking	Commercial Banking	RAL/RT Programs	Wealth Management	All Other	Total
FTE interest income	$59,260	$42,195	$4,188	$—	$16,290	$121,933
FTE interest expense	25,856	—	1,511	—	26,190	53,557

Net interest income	33,404	42,195	2,677	—	(9,900)	68,376

Provision for credit losses	2,709	2,687	(281)	—	—	5,115
Non-interest income	31,826	856	8,036	6,028	2,113	48,859
Non-interest expense	16,562	2,837	2,227	2,798	32,635	57,059

Direct income before tax	45,959	37,527	8,767	3,230	(40,422)	55,061

Indirect allocations
Net credit (charge) for funds	13,443	(27,923)	593	313	13,574	—

Net income before tax	$59,402	$9,604	$9,360	$3,543	$(26,848)	$55,061

Total assets	$3,001,584	$2,246,565	$28,049	$10,561	$2,002,140	$7,288,899

For the Three-Month Period Ended June 30, 2006
FTE interest income	$53,534	$37,767	$4,791	$—	$18,675	$114,767
FTE interest expense	21,851	—	1,384	287	20,257	43,779

Net interest income	31,683	37,767	3,407	(287)	(1,582)	70,988

Provision for credit losses	4,541	2,296	(881)	—	—	5,956
Non-interest income	8,581	581	7,774	4,406	954	22,296
Non-interest expense	16,111	1,874	8,951	1,623	39,864	68,423

Direct income before tax	19,612	34,178	3,111	2,496	(40,492)	18,905

Indirect allocations
Net credit (charge) for funds	17,645	(14,830)	1,579	270	(4,664)	—

Net income before tax	$37,257	$19,348	$4,690	$2,766	$(45,156)	$18,905

Total assets	$2,863,645	$1,969,495	$10,967	$1,459	$2,337,174	$7,182,740

(dollars in thousands) For the Six-Month Period Ended June 30, 2007	Community Banking	Commercial Banking	RAL/RT Programs	Wealth Management	All Other	Total
FTE interest income	$123,069	$83,790	$118,456	$—	$34,868	$360,183
FTE interest expense	51,493	—	11,112	—	52,270	114,875

Net interest income	71,576	83,790	107,344	—	(17,402)	245,308

Provision for credit losses	11,767	749	71,577	—	—	84,093
Non-interest income	39,972	1,551	93,502	12,342	5,746	153,113
Non-interest expense	31,942	5,041	64,229	5,491	65,250	171,953

Direct income before tax	67,839	79,551	65,040	6,851	(76,906)	142,375

Indirect allocations
Net credit (charge) for funds	30,424	(55,469)	(4,002)	579	28,468	—

Net income before tax	$98,263	$24,082	$61,038	$7,430	$(48,438)	$142,375

Total assets	$3,001,584	$2,246,565	$28,049	$10,561	$2,002,140	$7,288,899

For the Six-Month Period Ended June 30, 2006
FTE interest income	$103,482	$72,562	$118,316	$—	$39,049	$333,409
FTE interest expense	41,486	—	6,961	600	36,684	85,731

Net interest income	61,996	72,562	111,355	(600)	2,365	247,678

Provision for credit losses	6,529	2,283	45,290	—	—	54,102
Non-interest income	16,659	1,155	97,138	8,968	2,266	126,186
Non-interest expense	33,412	3,968	75,470	3,273	75,314	191,437

Direct income before tax	38,714	67,466	87,733	5,095	(70,683)	128,325

Indirect allocations
Net credit (charge) for funds	36,989	(29,488)	4,529	596	(12,626)	—

Net income before tax	$75,703	$37,978	$92,262	$5,691	$(83,309)	$128,325

Total assets	$2,863,645	$1,969,495	$10,967	$1,459	$2,337,174	$7,182,740

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

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Total FTE interest income for reportable segments	$121,933	$114,767	$360,183	$333,409
Elimination of taxable equivalent adjustment	(1,541)	(1,562)	(3,079)	(3,112)

Reported total interest income	$120,392	$113,205	$357,104	$330,297

Total net income before tax for reportable segments	$55,061	$18,905	$142,375	$128,325
Elimination of taxable equivalent adjustment	(1,541)	(1,562)	(3,079)	(3,112)

Reported income before provision for income taxes	$53,520	$17,343	$139,296	$125,213

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity. It should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto and the other financial information appearing elsewhere in this report.

BUSINESS

Pacific Capital Bancorp (PCB) is a bank holding company. All references to “the Company”, “we”, “our” and “us” apply to PCB and its subsidiaries on a consolidated basis. The Company’s organizational structure and description of services are discussed in “Item 1, Business” and in “Note 1, Summary of Significant Accounting Policies of our Consolidated Financial Statements” in our 2006 Annual Report on Form 10-K and should be read in conjunction with this Quarterly Report on Form 10-Q (“10-Q”). Terms and acronyms used throughout this document are defined in the glossary on pages 50 through 51.

OVERVIEW

Net income was $33.2 million, or $0.70 per diluted share in the second quarter of 2007 compared with $11.5 million, or $0.24 per diluted share, in the second quarter of 2006, an increase of $21.6 million, or 188%. PCB’s financial results for the second quarter of 2007 continued to demonstrate our ability to improve profitability by focusing on the execution of our business plan. PCB continued to generate strong growth in our core banking lines of business. Consistent with our strategic direction, the Company sold two loan portfolios, indirect auto and equipment leasing, both of which had not met the Company’s targeted internal rates of return. The capital received from the sale of these two loan portfolios has been redeployed to fund loan growth and restructure higher priced debt.

PCB’s second quarter 2007 results were impacted by the following:

•	Equipment leasing and indirect auto loan portfolio sales that resulted in $23.5 million pre-tax gain sale,

•

Strong loan growth excluding the impact of the portfolio sales was $450.0 million which mostly replaced the $475.8 million, net decline from the two portfolio sales. This growth was primarily in the construction, residential and commercial real estate product lines of 56.4%, 29.2% and 19.5%, respectively,

•

A challenging interest rate environment and intense competition for both loans and deposits continued to compress interest margins, which resulted in a decline in net interest margin to 4.13% from 4.44%,

•	Continued efforts to control expenses while striving to improve service levels to customers, which resulted in improvement to the Company’s efficiency ratio to 48.67%.

The impact to the Company from these items and others will be discussed in more detail throughout the analysis sections of this report as they pertain to the Company’s overall comparative performance for the quarter and year to date periods ended June 30, 2007.

RESULTS OF OPERATIONS–SECOND QUARTER COMPARISON

Net income for the three months ended June 30, 2007 from the core banking operations increased by $18.4 million to $28.1 million from $9.7 million for the comparable period of 2006. $12.6 million of this increase was the net result of the two loan portfolio sales. The remaining $5.8 million increase in the quarterly results for the core bank was largely driven by further improvement in the core banking operations primarily a result of the strong loan growth.

Net income from the RAL/RT programs increased by $3.3 million to $5.1 million for the second quarter of 2007 compared to $1.8 million in the second quarter of 2006. The increase is due to lower operating expenses in 2007 compared to 2006, primarily the result of a decrease in the RAL/RT expenses. Expenses were impacted by lower incentive payments linked to the decrease in profitability and transaction volume for 2007 compared to 2006.

Total net interest income decreased by $2.6 million or 3.7% to $66.8 million for the second quarter 2007 compared to $69.4 million for the second quarter of 2006. Of the decrease to net interest income, $1.9 million was from the core banking operations and $730,000 was from RAL operations.

Total net interest margin declined by 0.31% from 4.44% for the second quarter of 2006 to 4.13% for the comparable period of 2007. The decrease in net interest margin is driven by higher wholesale funding costs and increased rates paid on interest-bearing deposits.

Credit quality remained stable in the second quarter of 2007. Net charge-offs increased by $2.5 million, or 35.0% to $9.4 million or 0.67% of average total loans in the second quarter of 2007 from $7.0 million or 0.55% of average total loans in second quarter of 2006. Excluding the impact of the RAL loans, net charge-offs for the second quarter of 2007 increased by $836,000 or 25.5% to $4.1 million compared to $3.3 million for the second quarter of 2006. Total provision for credit losses decreased to $5.1 million for the second quarter of 2007 compared to $6.0 million for the second quarter of 2006. Core bank provision decreased by $1.4 million to $5.4 million for the second quarter of 2007 from $6.8 million for the second quarter of 2006 excluding the increase in provision of $600,000 for RALs. The decrease in the quarterly provision was primarily due to the sale of the two higher risk loan portfolios.

Total non-interest income increased $26.6 million to $48.9 million for the second quarter of 2007 compared to $22.3 million for the second quarter of 2006. The increase is largely due to the gain on sale from the equipment leasing portfolio of $24.3 million, partially offset by the $850,000 loss on the sale of the indirect loan portfolio. The remaining increase is primarily due to increased trust and investment advisory fees of 37.0% or $1.6 million, largely attributable to the acquisition of Morton Capital Management (“MCM”).

Total non-interest expense decreased $11.4 million or 16.6% from $68.4 million for the second quarter of 2006 to $57.1 million for the second quarter of 2007. Of the decrease, $6.7 million relates to RAL/RT and $4.7 million relates to the core bank. The decline in the core bank is primarily the result of the Company’s continued efforts to control expenses.

RESULTS OF OPERATIONS – SIX MONTH COMPARISON

Net income for the six months ended June 30, 2007 was $84.8 million compared to $78.9 million for the comparable period in 2006, an increase of $5.9 million, or 7.5%. Diluted earnings per share increased by $0.11 for the six months ended June 30, 2007 to $1.79 compared to $1.68 for the six months ended June 30, 2006. Annualized return on average assets was 2.21% for the six months ended June 30, 2007 compared to 2.24% for the six months ended June 30, 2006. Annualized return on average equity was 26.29% for the six months ended June 30, 2007 compared to 27.48% for the similar period ended June 30, 2006.

Net income from the core banking operations increased by $19.1 million or 68.0% to $47.1 million for the six months ended June 30, 2007 compared to 2006.

Net income from the RAL/RT programs decreased by $13.2 million or 25.9% for the six months ended June 30, 2007 compared to 2006. The decrease in net income is essentially a result of increased loss rates in the RAL pre-file product, increased incidences of fraud in the RALs product line and lower than anticipated RT transaction volume.

Net interest income was $242.2 million for the six months ended June 30, 2007 compared to $244.6 million for the six months ended June 30, 2006 a decrease of $2.3 million. Excluding RALs, net interest income was $134.9 million for the six months ended June 30, 2007 compared with $133.2 million for the six months ended June 30, 2006 an increase of $1.7 million.

Net interest margin for the six months ended June 30, 2007 was 6.72% compared with 7.56% for the six months ended June 30, 2006. The decrease in net interest margin is driven by higher funding costs for loan growth from wholesale sources and a decline in core bank deposits.

Net charge-offs increased by $29.5 million or 52.6% to $85.6 million or 2.75% of average total loans for the six months ended June 30, 2007 compared to $56.1 million or 2.15% of average total loans for the six months ended June 30, 2006. Excluding the impact of the RAL Program, net charge-offs increased by $4.5 million or 39.0% to $16.0 million or 0.57% of average total loans for the six months ended June 30, 2007 compared with $11.5 million or 0.46% of average total loans for the six months ended June 30, 2006. Net charge-offs for the RAL program increased by $25.0 million or 56.1% to $69.6 million for the first half of 2007 compared with $44.6 million in 2006.

Non-interest income increased by $26.9 million or 21.3% to $153.1 million for the six months ended June 30, 2007 compared with $126.2 million for the six months ended June 30, 2006. Excluding the impact of the RAL/RT Programs, non-interest income was $59.6 million compared with $29.0 million for the six months ended June 30, 2006. The increase is largely attributed to the net gain recognized in the second quarter from the sale of the indirect auto and equipment leasing portfolios of $23.5 million. In addition, there was a gain of $1.9 million from the gain on sale of securities in the first quarter of 2007. The remaining increase is driven by the increased fee income from various fee based business units including strong growth in trust and investment advisory fees of 37.7% or $3.3 million.

Non-interest expense decreased by $19.5 million or 10.2% to $172.0 million for the six months ended June 30, 2007 compared with $191.4 million for the six months ended June 30, 2006. Excluding the impact of the RAL/RT Programs, non-interest expense was $107.7 million for the six months ended June 30, 2007 a decrease of $8.2 million or 7.1% from $116.0 million incurred for the six months ended June 30, 2007. The decrease in non-interest expense is due to management’s continued focus on expense management. The primary expense decreases occurred in marketing and technology fees associated with the RAL/RT programs and an overall reduction in other non-interest expenses including consulting, software, marketing and discretionary expenses.

Segments

PCB operates under five lines of business for management reporting including Community Banking, Commercial Banking, RAL/RT Programs, Wealth Management and All Other. A description of the segments, financial results and allocation methodology is discussed in our Consolidated Financial Statements within our 2006 10-K, Note 25, Segment Reporting and in our 10-Q, Note 15, Segment Reporting in our Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies for significant balance sheet and income statement accounts are disclosed in our 2006 10-K, Note 1, Summary of Significant Accounting Policies and in the Critical Accounting Polices section of the MD&A. Management believes that a number of these polices are critical to the understanding of the Company’s financial condition and results of operation because they involve estimates, judgment, or are otherwise less subject to precise measurement and the quality of the estimate could materially impact the financial statements. This section is intended (1) to identify those critical accounting policies used in the preparation of the Consolidated Financial Statements; (2) to help the reader understand the methodology used in determining these estimates; (3) to identify assumptions used in determining these estimates; and (4) to give readers an understanding of the impact those estimates have on the presentation of the Company’s financial condition, changes in financial condition and results of operations.

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

These principal areas are discussed in detail in our 2006 Annual Report on Form 10-K in the “Critical Accounting Policies” section of the Management’s Discussion and Analysis section and in the “Consolidated Financial Statements, Note 1, Summary of Significant Accounting Policies” which are essential to understanding our financial information within this Form10-Q.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

The Company’s primary source of earnings is net interest income. Net interest income is the difference between the interest earned on the loans and securities portfolios and the interest paid on deposits and wholesale borrowings. The net interest margin is reported on a fully tax equivalent (FTE) basis. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax.

Net Interest Income

Net interest income decreased by $2.6 million or 3.7% to $66.8 million for the second quarter of 2007 compared to $69.4 million for the second quarter of 2006. Despite the growth in the average loan balance of $557.2 million, net interest income decreased due to increased rates paid on interest bearing liabilities used to fund loan growth.

Net interest income decreased by $2.3 million or 0.96% to $242.2 million for the six months ended June 30, 2007 compared to $244.6 million for the six months ended June 30, 2006. Although interest income increased by $26.8 million, interest expense also increased by $29.1 million, causing the decline in year to date net interest income.

Interest Income

The following table presents a summary of interest income for the three-month period ended June 30, 2007 and 2006 :

	For the Three-Month Periods Ended
	June 30,		Change
(dollars in thousands)	2007	2006	$	%
Interest income:
Loans	$108,545	$98,811	$9,734	9.9%
Securities	11,550	14,394	(2,844)	(19.8%)
Federal funds sold and securities purchased under agreements to resell	297	—	297	—

Total interest income	$120,392	$113,205	$7,187	6.3%

Interest income for the second quarter 2007 increased by $7.2 million or 6.3% primarily due to increased interest income from loans of $9.7 million partially offset by decreased interest income from investments of $2.5 million. The increase in loan interest income is primarily due to increased income from commercial real estate, residential real estate and commercial loans which increased by $8.1 million, $2.2 million and $1.1 million, respectively for the second quarter of 2007 compared to 2006. This increase in loan interest was partially offset by declines in interest income from the equipment leasing, RAL and consumer loan portfolios of $835,000, $486,000 and $400,000, respectively for the comparable three month periods. Also partially offsetting the loan interest income increase was a decrease of $2.5 million or 19.8% in interest income earned on investments primarily interest earned on Collateralized Mortgage Obligations (CMO’s) which decreased by $4.6 million for the comparable periods. This decline in investment interest income was partially offset by an increase in interest earned on U.S. agency securities of $2.1 million for the second quarter 2007 compared to 2006.

Rate changes on interest-earning assets also contributed to the change in interest income for the comparable periods. The weighted average FTE interest rate for the three months ended June 30, 2007 for total loans decreased by 0.08% while the weighted average FTE interest rate on loans excluding RAL increased by 0.05% for the second quarter of 2007 compared to the second quarter of 2006. As a result of the changes to the securities portfolio the weighted average FTE interest rate received on securities increased by 0.59% in the second quarter of 2007 compared to the same period in 2006.

The following table presents a summary of interest income for the six-month period ended June 30, 2007 and 2006:

	For the Six-Month Periods Ended
	June 30,		Change
(dollars in thousands)	2007	2006	$	%
Interest income:
Loans	$331,465	$301,156	$30,309	10.1%
Securities	24,538	29,015	(4,477)	(15.4%)
Federal funds sold and securities purchased under agreements to resell	1,101	126	975	773.8%

Total interest income	$357,104	$330,297	$26,807	8.1%

Total interest income increased by $26.8 million or 8.1% for the six-month period ending June 30, 2007 compared to the same period in 2006. The increase in interest income is mainly the result of the $30.3 million increase in loan interest income primarily due to loan growth. This increase was partially offset by a decrease of $3.5 million in interest income earned on investments. The increase in loan interest income is mostly due to increased income from commercial real estate, commercial, consumer, residential real estate and RAL loans which increased by $16.9 million, $5.3 million, $4.5 million, $3.5 million and $839,000, respectively for the first six months of 2007 compared to 2006. This increase in loan interest was partially offset by a slight decline in interest income from the equipment leasing portfolio of $679,000. Also offsetting the loan interest income increase was a decrease of $4.5 million or 15.4% in interest income earned on investments. Primarily interest earned on CMO’s which decreased by $6.1 million for the comparable periods. This decline was partially offset by an increase in interest earned on U.S. agency securities of $2.3 million for the year to date 2007 compared to 2006.

During the six months ended June 30, 2007, the weighted average FTE interest rate received on loans decreased by 0.89% compared to 2006. This decrease occurred due to the longer duration of RALs remaining on our balance sheet in 2007 compared to prior years. RALs remained on our balance sheet longer than in prior years because of increased Internal Revenue Service (IRS) fraud screening. The weighted average rate on loans excluding RALs increased by 0.20% for the six month period ending June 30, 2007 compared to the same period in 2006 indicating the strong loan growth with higher yielding rates.

The following table represents the three-month comparable periods of interest expense:

	For the Three-Month Periods Ended
	June 30,		Change
(dollars in thousands)	2007	2006	$	%
Interest expense:
Deposits	$31,416	$27,837	$3,579	12.9%
Securities sold under agreements to repurchase and Federal funds purchased	4,272	4,681	(409)	(8.7%)
Long-term debt and other borrowings	17,869	11,261	6,608	58.7%

Total interest expense	$53,557	$43,779	$9,778	22.3%

Interest expense for the second quarter of 2007 was $53.6 million, an increase of $9.8 million or 22.3% over the second quarter of 2006. This increase is primarily due to an increase in more expensive wholesale funding and higher interest rates paid on deposits needed to fund loan growth. Interest expense from borrowings increased by $6.2 million for the comparable six months periods while higher interest rates paid on interest bearing deposits contributed $3.6 million of the increase to interest expense. The increase in interest expense paid on deposits was primarily due to an increase of $1.7 million of interest expense paid on money market deposit accounts. Interest expense paid on CD’s also increased by $1.5 million for the comparable periods.

The weighted average FTE rate on interest bearing liabilities increased 0.60% for the three-month period ending June 30, 2007 compared to the three-month period ending June 30, 2006.

The following table represents the six-month comparable periods of interest expense:

	For the Six-Month Periods Ended
	June 30,		Change
(dollars in thousands)	2007	2006	$	%
Interest expense:
Deposits	$66,840	$53,364	$13,476	25.3%
Securities sold under agreements to repurchase and Federal funds purchased	11,116	9,846	1,270	12.9%
Long-term debt and other borrowings	36,919	22,521	14,398	63.9%

Total interest expense	$114,875	$85,731	$29,144	34.0%

Interest expense for the six months ended June 30, 2007 totaled $114.9 million, an increase of $29.1 million or 34.0% over the six months ended June 30, 2006. Higher rates primarily on interest bearing deposits contributed $13.0 million of the increase while increased volume primarily on borrowed funds contributed $10.6 million of the increase. The remaining increase was due to $5.0 million in interest expense on borrowed funds as a result of interest rate increases.

The FTE net interest margin in the year to date period ending June 30, 2007 decreased to 6.72% compared to 7.56% for the same period of 2006. This decrease is mainly attributable to higher cost of funds due to our dependence on wholesale borrowings rather than core deposits to fund strong loan growth. Excluding RALs, FTE net interest margin increased 0.20% for the six months ended June 30, 2007 compared to the same period of 2006.

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

Distribution of Average Assets, Liabilities, and Shareholders’ Equity and Related Interest Income, Expense, and Rates – Fully Tax Equivalent Basis – Quarter to Date Periods

	For the Three-Month Periods Ended June 30,
(dollars in thousands)	2007			2006
	Balance	Income	Rate	Balance	Income	Rate
Assets:
Federal funds sold	$21,407	$297	5.56%	$(237)	$—	0.00%
Securities:
Taxable	755,013	8,752	4.65%	1,111,889	11,584	4.18%
Non-taxable	207,535	4,250	8.19%	208,609	4,274	8.20%

Total securities	962,548	13,002	5.41%	1,320,498	15,858	4.82%

Loans:
Commercial (including leasing)	1,278,268	28,252	8.87%	1,254,180	27,957	8.94%
Real estate-multi family & nonresidential	2,323,490	42,874	7.38%	2,048,414	37,538	7.33%
Real estate-residential 1-4 family	1,309,967	19,296	5.89%	1,026,054	14,329	5.59%
Consumer (1)	741,450	18,155	9.82%	767,803	19,041	9.95%
Other	2,797	57	8.17%	2,293	44	7.70%

Total loans (2) (3)	5,655,972	108,634	7.69%	5,098,744	98,909	7.77%

Total earning assets	6,639,927	121,933	7.37%	6,419,005	114,767	7.17%

SFAS 115 Market Value Adjustment	22,767			(6,996)
Non-earning assets	612,460			583,728

Total assets	$7,275,154			$6,995,737

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,120,651	$13,389	2.53%	$2,229,203	$11,280	2.03%
Time certificates of deposit	1,627,040	18,027	4.44%	1,674,678	16,557	3.97%

Total interest-bearing deposits	3,747,691	31,416	3.36%	3,903,881	27,837	2.86%

Borrowed funds:
Repos and Federal funds purchased	343,764	4,272	4.98%	430,925	4,681	4.36%
Other borrowings	1,341,392	17,869	5.34%	911,961	11,261	4.95%

Total borrowed funds	1,685,156	22,141	5.27%	1,342,886	15,942	4.76%

Total interest-bearing liabilities	5,432,847	53,557	3.95%	5,246,767	43,779	3.35%

Non-interest-bearing demand deposits	1,071,702			1,090,226
Other liabilities	105,261			63,806
Shareholders’ equity	665,344			594,938

Total liabilities and shareholders’ equity	$7,275,154			$6,995,737

Interest income/earning assets			7.37%			7.17%
Interest expense/earning assets			3.24%			2.73%

Tax equivalent net interest income/margin		68,376	4.13%		70,988	4.44%
Provision for credit losses charged to operations/earning assets		5,115	0.31%		5,956	0.38%

Net interest margin after provision for credit losses on tax equivalent basis		63,261	3.82%		65,032	4.06%
Less: tax equivalent income included in interest income from non-taxable securities and loans		1,541	0.09%		1,562	0.09%

Net interest income after provision for credit loss		$61,720	3.73%		$63,470	3.97%

Loan information excluding RALs:
(1) Consumer loans other than RALs	$674,569	$13,967	8.30%	$736,321	$14,258	7.77%
(2) Loans other than RALs	$5,589,091	$104,446	7.50%	$5,067,262	$94,126	7.45%
(3) Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Distribution of Average Assets, Liabilities, and Shareholders’ Equity and Related Interest Income, Expense, and Rates – Fully Tax Equivalent Basis – Year to Date Periods

	For the Six-Month Periods Ended June 30,
	2007			2006
(dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Assets:
Federal funds sold	$40,220	$1,101	5.52%	$5,507	$126	4.61%
Securities:
Taxable	833,478	18,959	4.59%	1,129,562	23,419	4.18%
Non-taxable	207,751	8,476	8.16%	209,106	8,512	8.14%

Total securities	1,041,229	27,435	5.30%	1,338,668	31,931	4.80%

Loans:
Commercial (including leasing)	1,305,595	57,782	8.92%	1,237,395	53,145	8.66%
Real estate-multi family & nonresidential	2,290,275	84,464	7.38%	2,007,688	72,798	7.25%
Real estate-residential 1-4 family	1,266,741	36,858	5.82%	1,007,606	28,206	5.60%
Consumer (1) (3)	1,412,189	152,433	21.77%	1,008,359	147,141	29.43%
Other	2,879	110	7.70%	2,843	62	4.40%

Total loans (2)	6,277,679	331,647	10.62%	5,263,891	301,352	11.51%

Total earning assets	7,359,128	360,183	9.87%	6,608,066	333,409	10.17%

SFAS 115 Market Value Adjustment	22,427			(2,718)
Non-earning assets	346,822			509,937

Total assets	$7,728,377			$7,115,285

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,096,947	$25,939	2.49%	$2,261,147	$21,279	1.90%
Time certificates of deposit	1,820,524	40,901	4.53%	1,711,458	32,085	3.78%

Total interest-bearing deposits	3,917,471	66,840	3.44%	3,972,605	53,364	2.71%

Borrowed funds:
Repos and Federal funds purchased	434,280	11,116	5.16%	450,740	9,846	4.41%
Other borrowings	1,396,961	36,919	5.33%	968,471	22,521	4.69%

Total borrowed funds	1,831,241	48,035	5.29%	1,419,211	32,367	4.60%

Total interest-bearing liabilities	5,748,712	114,875	4.03%	5,391,816	85,731	3.21%

Non-interest-bearing demand deposits	1,231,524			1,243,712
Other liabilities	97,678			(99,074)
Shareholders’ equity	650,463			578,831

Total liabilities and shareholders’ equity	$7,728,377			$7,115,285

Interest income/earning assets			9.87%			10.17%
Interest expense/earning assets			3.15%			2.61%

Tax equivalent net interest income/margin		245,308	6.72%	247,678		7.56%
Provision for credit losses charged to operations/earning assets		84,093	2.30%		54,102	1.65%

Net interest margin after provision for credit losses on tax equivalent basis		161,215	4.42%		193,576	5.91%
Less: tax equivalent income included in interest income from non-taxable securities and loans		3,079	0.09%		3,112	0.10%

Net interest income after provision for credit loss		$158,136	4.33%		$190,464	5.81%

Loan information excluding RALs:
(1) Consumer loans other than RALs	$765,942	$33,977	8.95%	$731,295	$29,415	8.11%
(2) Loans other than RALs	$5,631,432	$213,191	7.63%	$4,986,827	$183,626	7.43%
(3) Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Volume and Rate Variance Analysis of Net Interest Income—Taxable equivalent basis

(dollars in thousands)	For the Three-Month Periods Ended June 30, June 30, 2007 vs. June 30, 2006				For the Six-Month Periods Ended June 30, June 30, 2007 vs. June 30, 2006
Increase (decrease) in:	Change in Average Balance	Change in Income/ Expense (1)	Rate (2)	Volume(2)	Change in Average Balance	Change in Income/ Expense (1)	Rate (2)	Volume(2)
Assets:
Money market instruments:
Federal funds sold	$21,644	$297	$297	$—	$34,713	$975	$30	$945
Securities:
Taxable	(356,876)	(2,832)	1,195	(4,027)	(296,084)	(4,460)	2,128	(6,588)
Non-taxable	(1,074)	(24)	(4)	(20)	(1,355)	(36)	20	(56)

Total securities	(357,950)	(2,856)	1,191	(4,047)	(297,439)	(4,496)	2,148	(6,644)

Loans:
Commercial (including leasing)	24,088	295	(226)	521	68,200	4,637	1,635	3,002
Real estate-multi family & nonresidential	275,076	5,336	258	5,078	282,587	11,666	1,318	10,348
Real estate-residential 1-4 family	283,913	4,967	806	4,161	259,135	8,652	1,146	7,506
Consumer loans	(26,353)	(886)	(244)	(642)	403,830	5,292	(44,346)	49,638
Other loans	504	13	3	10	36	48	47	1

Total loans	557,228	9,725	597	9,128	1,013,788	30,295	(40,200)	70,495

Total earning assets	$220,922	$7,166	$2,085	$5,081	$751,062	$26,774	$(38,022)	$64,796

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$(108,552)	$2,109	$2,678	$(569)	$(164,200)	$4,660	$6,285	$(1,625)
Time certificates of deposit	(47,638)	1,470	1,946	(476)	109,066	8,816	6,673	2,143

Total interest-bearing deposits	(156,190)	3,579	4,624	(1,045)	(55,134)	13,476	12,958	518

Borrowed funds:
Repos and Federal funds purchased	(87,161)	(409)	613	(1,022)	(16,460)	1,270	1,638	(368)
Other borrowings	429,431	6,608	947	5,661	428,490	14,398	3,394	11,004

Total borrowed funds	342,270	6,199	1,560	4,639	412,030	15,668	5,032	10,636

Total interest-bearing liabilities	$186,080	9,778	6,184	3,594	$356,896	29,144	17,990	11,154

Tax equivalent net interest income		$(2,612)	$(4,099)	$1,487		$(2,370)	$(56,012)	$53,642

Loans excluding RALs	$521,829	$10,320	$632	$9,688	$644,605	$29,565	$5,096	$24,469
Consumer loans excluding RALs	$(61,752)	$(291)	$942	$(1,233)	$34,647	$4,562	$3,130	$1,432

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.
(2)	The change not solely due to volume or rate has been prorated into rate and volume components.
The proration is done based on the relative amounts of the rate and volume variances prior to the proration.

PROVISION FOR CREDIT LOSSES

Quarterly, the Company determines the allowance for credit losses required to absorb estimated probable losses in the loan and lease portfolios and calculates the change in the allowance for credit losses from the prior quarter. This net change in the allowance coupled with the net loan charge-offs experienced during the period are used to determine the provision for credit losses. For additional information regarding the detailed calculation of the Company’s allowance for credit losses, refer to the “allowance for credit losses” discussion within the 2006 10-K management’s discussion and analysis.

Provision for credit losses decreased by $841,000 or 14.1% for the second quarter of 2007 compared to the second quarter of 2006. The core bank provision for credit losses decreased by $1.4 million which was partially offset by an increase in the RAL provision for credit losses of $600,000 for the second quarter 2007 compared to 2006. This decrease was primarily due to the sale of the higher risk leasing and indirect auto loan portfolios of $495.5 million offset by loan growth of $450.0 million during the second quarter of 2007.

For the six months ended June 30, 2007, the provision for credit losses increased by $30 million compared to the six months ended June 30, 2006. The increase was due to the RAL provision for credit losses which increased by $26.3 million to $71.6 million for the six months ended June 30, 2007 compared with $45.3 million for the six-month period ended June 30, 2006.

The RAL provision increase for both periods shown is largely driven by higher loss rates in the RAL pre-file product, higher loss rates on Holiday loans and higher incidences of fraud in all RAL business lines. Due to the higher loss rates on the RAL pre-file product and Holiday loans, the Company has decided to no longer offer these products. The $3.7 million year to date increase in core bank provision was primarily due to loan growth.

NON-INTEREST INCOME

Non-interest income primarily consists of fee income received from servicing deposit relationships, trust and investment advisory fees, RT fees earned from processing tax refunds, fees and commissions earned on certain transactions and gains/losses on the sale of assets.

The table below summarizes the changes in non-interest income for the three-month period ended June 30, 2007 and 2006.

	For the Three-Month Periods Ended
	June 30,		Change
(dollars in thousands)	2007	2006	$	%
Non-interest income:
Service charges on deposit accounts	$4,401	$4,108	$293	7.1%
Trust and investment advisory fees	5,944	4,340	1,604	37.0%
Refund transfer fees (RTs)	6,168	5,110	1,058	20.7%
Other service charges, commissions and fees	6,026	7,104	(1,078)	(15.2%)
Net gain (loss) on sale of leasing portfolio	24,344	—	24,344	—
Net (loss) on securities transactions, net	(2)	—	(2)	—
Other income	1,978	1,634	344	21.1%

Total non-interest income	$48,859	$22,296	$26,563	119.1%

The table below summarizes the changes in non-interest income for the six-month periods ended June 30, 2007 and 2006:

	For the Six-Month Periods Ended
	June 30,		Change
(dollars in thousands)	2007	2006	$	%
Non-interest income:
Service charges on deposit accounts	$8,658	$8,106	$552	6.8%
Trust and investment advisory fees	12,174	8,840	3,334	37.7%
Refund transfer fees (RTs)	45,386	44,564	822	1.8%
Other service charges, commissions and fees	14,450	17,560	(3,110)	(17.7%)
Net gain on sale of tax refund loans (RALs)	41,822	43,163	(1,341)	(3.1%)
Net gain on sale of leasing portfolio	24,344	—	24,344	—
Net gain on securities transactions, net	1,939	147	1,792	—
Other income	4,340	3,806	534	14.0%

Total non-interest income	$153,113	$126,186	$26,927	21.3%

Total non-interest income increased by $26.6 million to $48.9 million for the three-months ended June 30, 2007, compared to the same period in 2006. Total non-interest income increased by $26.9 million, or 21.3% to $153.1 million for the six-months ended June 30, 2007 compared to $126.2 million or the six-months ended June 30, 2006.

The following paragraphs, discuss the key drivers of the increase in non-interest income during for the comparable periods.

Trust and Investment Advisory Fees

Total trust and investment advisory fees increased by $1.6 million or 37% to $5.9 million for the second quarter of 2007 compared to 2006. Year to date trust and investment fees increased by $3.3 million or 37.7% to $12.2 million for 2007 compared to $8.8 million for the same period of 2006. The activities in the trust and investment advisory fees are reported in the Wealth Management segment. The increase in trust and advisory fees is primarily due to increased advisory fees earned from Morton Capital which was acquired in July 2006 and contributed $2.6 million of the increase.

Gain on Sale of Tax Refund Loans (RALs)

The gain on the sale of RALs occurred in the first quarter of 2007 totaled $41.8 million, a decrease of $1.3 million or 3.1% over the same period of 2006. Higher fees paid to investors and higher commitment fees drove this decrease.

Gain on sale of Tax Refund Loans (RALs):

	For the Six-Month Periods Ended June 30,
(dollars in thousands)	2007	2006
RAL fees received on securitizations	$59,969	$60,867
Fees paid to investor	(2,383)	(1,796)
Commitment fees paid	(1,575)	(1,155)
Credit losses	(14,189)	(14,753)

Net gain on sale of RALs	$41,822	$43,163

Cash flows associated with the RALs sold to securitization partners are reported net as a gain on sale of loans. This gain is reported in a separate non-interest income line item of the Consolidated Statements of Income and is further explained in Note 8, “Refund Anticipation Loan and Refund Transfer Programs” in our Consolidated Financial Statements.

Gain (Loss) on Sales and Calls of Securities

There were no securities sold or called in the second quarter of 2007. During the first quarter the Company sold selected securities from the 2003 and 2004 leveraging strategy portfolios and recognized a gain of $1.6 million as a result of positive changes in the interest rate environment at the time of the sale compared to December 31, 2006 when the securities were marked to market. The remaining $300,000 is from securities called during the first quarter of 2007.

Gain (Loss) on Sales of Loan Portfolios

During the second quarter of 2007, the Company sold the indirect auto and equipment leasing portfolios which were reported in the Community Banking segment. The Company sold these loan portfolios in conjunction with its strategic direction. The indirect auto and equipment leasing loan portfolios did not generate deposits and incurred higher loan losses than the rest of the loan portfolio. Although both of these portfolios yielded higher interest income, they incurred higher funding costs, required higher level of capital and loan loss provisions than our other loan portfolios. Management believes that these loan portfolio sales will positively impact our profitability in the future. Both of these products will continue to be offered to our customers but, will no longer be directly originated. Additional financial information for both of these sales is in Note 5, “Sale of Loan Portfolios” of our Consolidated Financial Statements.

On May 8, 2007, the indirect auto portfolio was sold at a net loss of $850,000 and recorded in non-interest income. The indirect auto loan portfolio was sold with a net carrying value of the portfolio of $221.8 million.

On June 22, 2007, the Company sold $254.0 million of equipment lease loans at a net gain of $24.3 million, recorded in non-interest income. The gain is separately disclosed in the company’s income statement. As part of the leasing portfolio sale, all non-performing and charged off assets associated with this portfolio were sold and $1.9 million of liabilities were assumed by Leaf Financial Group.

Other service charges, commissions and fees

Other service charges, commissions and fees were $6.0 million for the three-months ended June 30, 2007 compared to $7.1 million for the same period of 2006 and $14.5 million for the six-month period ended June 30, 2007 compared to $17.6 million for the six months ended June 30, 2006. The decrease in other service charges, commissions and fees is primarily due to $803,000 and $3.2 million decreases in collection fees for the second quarter and year to date 2007 compared to 2006, respectively. Collection fees are fees paid by returning RAL customers and cross-collections from third party vendors that collect on previous years charged-off RALs. The main driver of the decrease in collection fees is due to fewer third-party vendors participating in cross-collections of RALs than in prior years.

NON-INTEREST EXPENSES

The following table summarizes the changes in non-interest expenses:

	For the Three-Month Periods Ended
	June 30,		Change
(dollars in thousands)	2007	2006	$	%
Non-interest expense:
Salaries and benefits	$31,081	$31,500	$(419)	(1.3%)
Net occupancy expense	5,579	4,580	999	21.8%
Equipment rental, depreciation, and maintenance	2,610	2,602	8	0.3%
Refund program marketing and technology fees	13	2,663	(2,650)	(99.5%)
Other expense	17,776	27,078	(9,302)	(34.4%)

Total non-interest expense	$57,059	$68,423	$(11,364)	(16.6%)

The following table summarizes the changes in non-interest expenses:

	For the Six-Month Periods Ended
	June 30,		Change
(dollars in thousands)	2007	2006	$	%
Non-interest expense:
Salaries and benefits	$66,881	$66,115	$766	1.2%
Net occupancy expense	10,888	9,395	1,493	15.9%
Equipment rental, depreciation, and maintenance	5,076	5,015	61	1.2%
Refund program marketing and technology fees	44,500	54,706	(10,206)	(18.7%)
Other expenses	44,608	56,206	(11,598)	(20.6%)

Total non-interest expense	$171,953	$191,437	$(19,484)	(10.2%)

The Company’s non-interest expenses decreased by $11.4 million to $57.1 million for the second quarter of 2007 compared to the second quarter of 2006 and decreased by $19.5 million to $172.0 million for the six months ended June 30, 2007 compared with June 30, 2006. Key drivers of the changes to non-interest expenses are discussed below.

Salaries and Benefits

Salaries and benefits decreased slightly to $31.1 million for the three-months ended June 30, 2007 compared to $31.5 million for the same period in 2006 and increased slightly to $66.9 million for the six months ended June 30, 2007 compared to $66.1 million for the six months ended June 30, 2006. The slight decrease in the second quarter of 2007 is due to the Company’s restructuring efforts to reduce costs and realign personnel at the same time, reorganize the personnel structure at our branches so, that each location has knowledgeable and customer service oriented Branch Mangers to reestablish an increased presence of customer service at each location. In the comparable year to date periods, the increase in salaries and benefits of $766,000 is mostly attributable to severance paid as part of the Company’s efforts of streamlining the Company’s infrastructure.

Net Occupancy Expense

Net occupancy expense increased by $1.0 million in the second quarter of 2007 compared to the second quarter of 2006 and increased by $1.5 million for the six months ended June 30, 2007 compared with the six months ended June 30, 2006.

This increase relates to newly opened wealth management offices and the Morgan Hill and Paso Robles branches, as well as regularly scheduled rent increases for our existing locations.

Refund program marketing and technology fees

The decrease of $10.2 million for the six months ended June 30, 2007 compared to 2006 in refund program marketing and technology fees is attributable to lower RAL/RT volumes in 2007 compared to 2006. The Company pays these fees in accordance with the 2006 contract change with Jackson Hewitt Technology Services (JHTS) as described in our 2006 10-K.

Other Expenses

Below is a table that summarizes the significant components that caused the decreases in other operating expenses for the three and six-month periods ended June 30, 2007 and 2006:

	Three-Month Period Ended June 30,				Six-Month Period Ended June 30,
			Change				Change
(dollars in thousands)	2007	2006	$	%	2007	2006	$	%
Consultants	$4,014	$7,316	$(3,302)	(45.1%)	$7,846	$11,735	$(3,889)	(33.1%)
Software	3,799	6,344	(2,545)	(40.1%)	8,009	11,514	(3,505)	(30.4%)
Telephone	1,320	1,542	(222)	(14.4%)	3,390	3,229	161	5.0%
Operating Losses	679	428	251	58.6%	999	1,232	(233)	(18.9%)
Donations	655	367	288	78.5%	1,329	1,225	104	8.5%
Postage and freight	638	546	92	16.8%	2,080	1,664	416	25.0%
Marketing	410	1,389	(979)	(70.5%)	1,300	2,813	(1,513)	(53.8%)

Other expense was $17.8 million for the three-months ended June 30, 2007 compared to $27.1 million for the same period in 2006, a decrease of $9.3 million and totaled $44.6 million for the six months ended June 30, 2007 compared to $56.2 million for the six months ended June 30, 2006. The table above summarizes the key line items which have significant increases or decreases for the comparable periods. These decreases are primarily due to the Company’s strategic cost cutting efforts which have reduced our marketing costs, advertising costs and reduced consulting costs.

BALANCE SHEET ANALYSIS

SECURITIES

The activity from the securities portfolios is reported in the “All Other” segment in our segment reporting since, all of the transactions of the securities portfolios are managed by the finance department. Earnings for the “All Other” segment are reported in Note 25, “Segments of our Consolidated Financial Statements.” Additional information related to our securities portfolios are in Note 4, “Securities of our Consolidated Financial Statements.”

During the second quarter of 2007, the Company purchased $1.0 million of securities and established a trading portfolio. Prior to this, the Company did not hold any trading securities. The Company plans on liquidating the trading portfolio by September 30, 2007.

The available for sale securities portfolio decreased by $203.5 million since December 31, 2006 and a majority of the decrease occurred due to the Company’s decision to sell all the securities purchased in connection with the 2003 and 2004 leveraging strategies in the fourth quarter of 2006. The value of the securities sold in the first six months of 2007 was $326.5 million, all of which relates to the 2003 and 2004 leveraging strategies. The decision to sell these securities required recognition of an unrealized loss of $8.8 million into the income statement as a net loss on securities at December 31, 2006. These securities were sold during the first quarter of 2007 and a gain of $1.6 million was recognized in an overall net loss on the sale of the 2003 and 2004 leveraging strategy securities of $7.2 million.

The majority of the proceeds from the sale of these securities were reinvested in higher yielding security instruments with a book value of $225.2 million, $19.6 million of which was purchased in the second quarter of 2007. The purchase of the new securities was needed to meet collateral requirements for our local agency deposits as well as other borrowings. The remainder of the proceeds from the sale of the 2003 and 2004 leveraging portfolio was used to pay down wholesale borrowings.

LOAN PORTFOLIO

The Company offers a wide variety of loan types and terms to individuals and small to medium size businesses along with very competitive pricing and quick delivery of the credit decision. The Community Banking segment consists of personal lines of credit, equity lines and loans, equipment leasing, automobile loans, residential mortgage loans and small business lending loans are reported in the Community Banking segment for segment reporting. The Commercial Banking segment consists of commercial lines of credit, letters of credit and asset-based lending products are reported in the Commercial Banking segment. In the RAL/RT segment, there are RALs. The following paragraphs highlight the significant changes in our loan portfolio since December 31, 2006.

Total loans decreased by $244.6 million since December 31, 2006 largely due to the sale of the indirect auto loans and equipment leasing portfolios of $495.5 million. In addition, total loans at December 31, 2006, included $86.3 million of Holiday Loans which were repaid or charged-off during the first quarter of 2007. During the first six-months of 2007, the residential, non-residential and construction loan portfolios offset the overall decrease in loans with strong growth of $327.4 million.

As of June 30, 2007, we had $30.2 million of RAL loans remaining on our balance sheet compared to $11.6 million of RAL loans remaining at June 30, 2006. We expect the remaining balance of RALs to be paid off by future IRS refund processing throughout the remainder of 2007. This balance is higher than in prior years due to increased fraud screening by the IRS which leads to longer return periods. RALs are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund and subject to an underwriting process prior to approval. RALs are repaid directly by the IRS to the Company once the tax return has been processed. Funds received from the IRS above the RAL less associated fees are remitted to the taxpayer by the Company. Due to their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has a tiered fee schedule for this service. The larger the loan, the larger the credit risk from nonpayment. The fees vary by the amount of the loan to compensate for the increased credit risk rather than the duration the loan is outstanding. The RAL fees are accounted for as interest income since this is a credit product. RALs are offered during the tax-filing season of January through April of each year. Any loan balance for which repayment has not been received by the end of the year is charged off. Therefore, no RALs were reported as of December 31, 2006.

ALLOWANCE FOR CREDIT LOSSES

Credit risk is inherent in the business of extending loans and leases to borrowers. The Company sets aside an allowance or reserve for credit losses through charges to earnings. These charges are shown in the Consolidated Statements of Income as provision for credit losses. All specifically identifiable and quantifiable losses are charged off against the allowance when realized. However, for a variety of reasons, not all losses that have occurred are immediately made known to the Company and of those that are known the full extent of the loss may not be specifically quantifiable. The allowance for credit losses is an estimate of those losses. A summary of the activity for our provision of credit losses, charge-offs and recoveries for the three and six-month periods ended June 30, 2007 and 2006 are included in Note 7,” Allowance for Credit Losses of our Consolidated Financial Statements”.

CREDIT LOSSES

The table below shows the current annualized ratio of charge-offs to average loans for the last four years. This ratio is disproportionately high in the first and second quarters of each year due to the large amount of RALs that are charged-off in the first and second quarters of each year. The first quarter is also impacted by the seasonal charge-off of Holiday loans. Holiday loans are products offered by tax preparers to their clients based on an estimated tax refunds that will be due to their clients once their tax returns are completed. Holiday loans have higher default rates than our other loan categories and the Company announced on April 13, 2007, that we will no longer offer Holiday loans or the RAL pre-file product due to the high losses on these products. Holiday loans are a consumer loan product and, they are reported in the Community Banking segment, the revenues generated from this product are not included in the RAL/RT segment.

The table below depicts the historical trend of charge-offs on a consolidated basis and without the impact of the RAL/RT Programs.

Ratio of net charge-offs to average loans:

	2007 YTD Annualized	2006	2005	2004	2003
Ratio of net charge-offs to average loans outstanding, Consolidated	2.75%	1.05%	1.22%	0.36%	0.72%

Ratio of net charge-offs to average loans outstanding, excluding RALs	0.57%	0.37%	0.36%	0.14%	0.46%

Exclusive of RALs, the ratio of net charge-offs to average loans over the last four years has varied from 0.14% to 0.46%. In the first quarter of 2007 the indirect auto portfolio was transferred to Loans held-for-sale which reduced the average loan balance. The increase to 0.57% excluding RALs in the first two quarters of 2007 is partially due to this holding reclassification and also a result of the increased Holiday loan charge-offs discussed above. Management anticipates this range of net charge-offs to be adequate given the changing economic conditions and believes the results for the rest of 2007 will fall within this range. The table above shows the trend in credit losses over the last four years and includes 2007 which was annualized based on year to date actual results.

Annualized consolidated net charge-offs in the first two quarters of 2007 were higher than in prior years largely driven by higher RAL charge-offs compared to prior periods and due to increased losses on the RAL pre-file loans and holiday loans due to certain instances of fraud and more past due RAL loan balances. The increase in the charge-off ratio in 2005 is due to a change in the terms of one of the contracts with JHTS in 2005 as described in our 2006 10-K.

The Company takes several steps to minimize losses from RAL loans. Preparers are screened before they are allowed to submit their electronic filings; procedures for the preparers to follow have been defined to ensure that the agreement signed by the taxpayer is a valid loan; and the preparers’ IRS reject rates are monitored very carefully. In accordance with the RAL loan application signed by the taxpayer, if the taxpayer applies for a loan the following year, the unpaid proceeds from the prior year are deducted from the current year’s loan proceeds. In addition, the Company has entered into cooperative collection agreements with other banks offering RAL products. Under those agreements, if a taxpayer who owes money to one bank from a prior year applies for a loan from another bank, the second bank repays the delinquent amount to the first bank before remitting the refund to the taxpayer.

NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

The table below summarizes the Company’s nonperforming assets and credit quality ratios.

(dollars in thousands)	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006
Nonaccrual loans	$20,690	$19,246	$17,049	$15,240
90 days or more past due	747	266	264	1,089

Total nonperforming loans	21,437	19,512	17,313	16,329
Foreclosed collateral	2,967	2,967	2,910	2,910

Total nonperforming assets	$24,404	$22,479	$20,223	$19,239

Allowance for credit losses, excluding RALs	$41,556	$55,596	$64,669	$52,919
Allowance for credit losses, RALs	1,993	7,608	2	719

Total allowance for credit losses, Consolidated	$43,549	$63,204	$64,671	$53,638

COMPANY RATIOS—Consolidated:
Coverage ratio of allowance for credit losses to total loans	0.80%	1.15%	1.13%	1.03%
Coverage ratio of allowance for credit losses to nonperforming loans	203%	324%	374%	328%
Ratio of nonperforming loans to total loans	0.39%	0.35%	0.30%	0.31%
Ratio of nonperforming assets to total assets	0.33%	0.30%	0.27%	0.27%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	38.68%	35.60%	69.50%	46.14%

COMPANY RATIOS—Excluding RAL:
Coverage ratio of allowance for credit losses to total loans	0.76%	1.03%	1.13%	1.01%
Coverage ratio of allowance for credit losses to nonperforming loans	194%	285%	374%	324%
Ratio of nonperforming loans to total loans	0.39%	0.36%	0.30%	0.31%
Ratio of nonperforming assets to total assets	0.35%	0.32%	0.28%	0.27%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	50.43%	69.38%	69.50%	50.57%

FDIC PEER GROUP RATIOS:
Coverage ratio of allowance for credit losses to total loans	n/a	1.28%	1.27%	1.29%
Coverage ratio of allowance for credit losses to nonperforming loans	n/a	171%	188%	218%
Ratio of nonperforming loans to total loans	n/a	0.75%	0.68%	0.59%
Ratio of nonperforming assets to total assets	n/a	0.57%	0.51%	0.44%

Below are the definitions used in the above table.

Nonaccrual Loans: When reasonable doubt exists as to the collectibility of principal or interest on a loan, the loan is placed in nonaccrual status. The accrual of interest is discontinued and any unpaid but accrued interest is reversed at that time. These loans may be collateralized. Collection efforts are pursued on all nonaccrual loans. Historically, consumer loans are an exception to this treatment. Typically, they are charged-off at predetermined delinquency benchmarks based on product type and collateral value. Regardless, consumer loans are charged-off no later than 120 days past due. Collection efforts continue even after charge-off.

Past Due Loans: Included in the table above as “90 days or more past due” are commercial and industrial, real estate, and other secured consumer loans. These loans are well collateralized and in the process of collection. Past due loans do not contain loans on nonaccrual.

Foreclosed Collateral: Foreclosed collateral consists primarily of real estate properties obtained through foreclosure or accepted in lieu of foreclosure that take longer to sell. At December 31st for each of the past five years, the foreclosed collateral consisted solely of real estate. During the first quarter of 2007, a small business administration (SBA) loan of $57,000 was added to the foreclosed collateral category. This property has subsequently been sold in July 2007.

As of June 30, 2007, the balance of nonperforming loans has increased by $4.1 million since December 31, 2006. This increase is largely driven by new nonperforming loans which represent a combination of construction, commercial real estate, commercial and industrial and SBA. At the same time, some nonperforming loans were repaid or were upgraded out of nonperforming status. Despite the current economic changes affecting the residential real estate markets, the Company has not experienced deterioration in its loan portfolio and has virtually no exposure to the sub-prime residential mortgage market. The ratio of nonperforming loans to total loans of 0.39% indicates that the credit quality of our loan portfolio at June 30, 2007 remains strong. Changes in economic factors such as the unemployment rate or interest rates during the rest of 2007 could have a negative impact on several loan portfolios resulting in credit quality deterioration.

OTHER ASSETS

Other assets as of June 30, 2007 increased by $34.3 million or 14.4% compared to December 31, 2006. The increase is largely attributable to increased investment in Tax Credit funds of $24.0 million and increased deferred tax assets of $5.9 million.

Included in other assets is an investment in FHLB Stock of $58.4 million which increased by $2.7 million compared to December 31, 2006. FHLB stock is classified in other assets and carried at cost per SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities since there is no readily determinable fair market value. The Company is required to increase the investment in FHLB Stock as its FHLB advances increase. FHLB stock dividends received are recorded in other income.

DEPOSITS

On a consolidated basis, deposits decreased by $262.4 million since December 31, 2006. The decrease is partially attributed to the maturity of $209.0 million of brokered certificates of deposits (CD’s) which existed to provide funding for the RAL/RT Programs during the first two quarters of 2007. The decline is also attributable to continued competition in the industry to attract and retain new deposits at rates which are attractive to our customers yet maintain a profitable margin in the current interest rate environment. During 2007 we have opened two new branches in Paso Robles and Morgan Hill to increase our market share and assist in providing additional resources in collecting deposits.

ACCRUED INTEREST PAYABLE AND OTHER LIABILITIES

Accrued interest payable and other liabilities was $105.8 million as of June 30, 2007 versus $73.5 million as of December 31, 2006, an increase of $32.3 million or 43.9%. The items attributed to the increase include:

•	an increase in our tax liability of $22.1 million,

•	an increase in other payables for the commitment to purchase additional Tax Credit funds of $17.0 million,

•	an increase in accrued salaries and benefits of $1.9 million,

•	a decrease in undisbursed lease proceeds of $3.8 million due to Leaf Financial Group assuming all liabilities associated with the sale of the leasing portfolio,

•	a decrease of $4.5 million for unearned fees on holiday loans,

•	a decrease in accrued interest payable for deposits and borrowings of $1.7 million.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increases (decreases) with net income (loss) of the Company, selling (repurchase) of the Company’s stock, exercising of options, vesting of restricted stock grants and changes in OCI and decreases with payments of dividends, stock repurchases, and losses in net income. Since December 31, 2006, shareholders’ equity increased $64.5 million. Net income of $84.8 million is the largest component of the increase in shareholders’ equity, offset by the payment of cash dividends in the first two quarters of 2007 of $20.9 million. The remainder of the change is a combination of option exercises, vesting of restricted stock grants, and changes in OCI due to unrealized gains and losses on securities.

CAPITAL RESOURCES

As of June 30, 2007, under current regulatory definitions, the Company and PCBNA were “well-capitalized,” the highest of the five categories defined under the Federal Deposit Insurance Corporation Improvement Act (FDICIA). The following table presents a comparison of regulatory ratios for June 30, 2007 and December 31, 2006. These regulatory ratios are monitored and regulated by the Board of Governors of the Federal Reserve System (FRB) as discussed in our 2006 10-K.

Capital Ratios:

	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$730,518	12.7%	$461,164	8.0%	$576,455	10.0%
Tier I Capital (to Risk Weighted Assets)	$573,993	10.0%	$230,582	4.0%	$345,873	6.0%
Tier I Capital (to Average Tangible Assets)	$573,993	8.1%	$284,797	4.0%	$355,996	5.0%

Risk Weighted Assets	$5,764,546
Average Tangible Assets for the Quarter	$7,119,922

As of December 31, 2006
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$710,388	11.7%	$483,697	8.0%	$604,622	10.0%
Tier I Capital (to Risk Weighted Assets)	$530,469	8.8%	$241,849	4.0%	$362,773	6.0%
Tier I Capital (to Average Tangible Assets)	$530,469	7.4%	$284,970	4.0%	$356,213	5.0%

Risk Weighted Assets	$6,046,215
Average Tangible Assets for the Quarter	$7,124,254

Share Repurchases

The Company occasionally repurchases shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options and as part of its dividend reinvestment program. Share purchases are generally conducted as open-market transactions.

No shares were repurchased in the first six months of 2007 or during 2006. At June 30, 2007, approximately $18.9 million remained in the 2003 authorization to repurchase outstanding shares. On August 1, 2007, the Company announced a new share repurchase program. The new program, which was approved by the Board of Directors, authorizes the repurchase of up to $25.0 million of the Company’s common stock. This repurchase program replaces the plan that was approved in August 2003 and does not have an expiration date.

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

In Note 8, Refund Anticipation Loan and Refund Transfer Programs of our Consolidated Financial Statements of this 10-Q and Note 11, Securitizations and Servicing of Financial Assets of our Consolidated Financial Statements in our 2006 10-K is a description of the securitization that the Company utilizes as one of its sources for funding RALs. This RAL securitization is a true sale of loans to other financial institutions, and except for the capital that must be allocated for the small-retained interest kept by the Company; the sales reduce the impact on the capital ratios for the Company.

LIQUIDITY

Liquidity is the ability to effectively raise funds on a timely basis to meet cash needs of our customers and the Company, whether it is to handle fluctuations in deposits, to provide for customers’ credit needs, or to take advantage of investment opportunities as they are presented in the market place.

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

RALs present the Company with some special funding and liquidity needs. Funds are needed for RAL lending only for the very short period of time that RALs are outstanding. The season starts in January and continues into April, but even within that time frame, RAL originations are highly concentrated in the last week of January and first two weeks of February. The Company must arrange for a significant amount of very short-term borrowing capacity. A portion of the need can be met by borrowing overnight from other financial institutions through the use of Federal funds purchased and repurchase agreements. These two sources match the short-term nature of the RALs and therefore are an efficient source of funding. However, they are not sufficient to meet the total need for funds and other sources like advances from the FHLB and brokered deposits must be used. Extensive funding planning is accomplished prior to the RAL season to make effective and efficient use of various funding sources.

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

The EVE and NII results as of June 30, 2007 are displayed in the table below:

RATE SENSITIVITY

EVE Shock Summary Report
	DN 200	UP 200
% Chg from Base	12.2%	-19.2%
Previous Year	-7.3%	-6.5%
Upper Policy:	-15.0%	-15.0%
w/in Limit:	Yes	No
NII Shock Summary Report
	DN 200	UP 200
% Chg from Base	-4.7%	3.1%
Previous Year	-4.1%	0.7%
Upper Policy:	-10.0%	-10.0%
w/in Limit:	Yes	Yes

As noted in the table above, the Company has surpassed our IRR policy limit as of June 30, 2007. Our IRR policy requires that we monitor the EVE for a period of 90 days prior to initiating corrective action. We anticipate that we will be within our policy limits within the next 90 days. The simulation indicates a 3.1% improvement in the “Up 200” scenario for net interest income (NII) over the next 12 months, using a scenario in which the Federal funds rate immediately increases 200 basis points to 7.25%. As indicated above, with respect to net interest income over the next year, the Company has managed its Interest Rate Risk to mitigate an adverse impact from the FOMC restrictive monetary policy.

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

Evaluation of disclosure controls and procedures

As reported in Item 4 in the Company’s amended quarterly report on Form 10-Q/A for the period ended March 31, 2007, Pacific Capital Bancorp carried out an evaluation under the supervision and participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of March 31, 2007, Management identified a material weakness in the Company’s financial reporting, which was a direct result of the Company’s failure to maintain effective internal controls over the approval of significant general ledger journal entries combined with the Company’s open general ledger system.

Management has been working to enhance its controls in response to this internal control evaluation. During the second quarter of 2007, the Company began taking measures to remediate the weakness in our internal controls, including the following:

•	The Company began a project to restrict the ability to post journal entries to the general ledger to those with the appropriate authorization and expertise.

•	The Company made a determination to implement a review structure requiring either Controller or Chief Financial Officer review of significant entries entered into the general ledger.

•	The Company implemented additional procedures to standardize the supporting documentation of journal entries.

As of June 30, 2007, the end of the period covered by this report, the Company carried out an evaluation similar to that performed as of March 31, 2007 of the effectiveness of our disclosure controls and procedures. The evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As a result of the material weakness described above, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of June 30, 2007, the Company did not maintain effective disclosure controls and procedures.

Changes in internal control over financial reporting

With the exception of the item described above, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is confident that these deficiencies can be remediated before the year ended December 31, 2007.

GLOSSARY

Asset and Liability Committee (ALCO): Oversees the decisions made by the Company’s Management to manage the risk associated with the assets and liabilities held by the Company.

Average daily balances: Daily averages, i.e., the averages are computed using the balances for each day of the year, rather than computing the average of the first and last day of the year.

Bps (Basis Points): A percentage expressed by multiplying a percentage by 100. For example, 1.0% is 100 basis points.

Basis risk: The risk that financial instruments have interest rates that differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates.

CD: Certificate of Deposit.

Core Bank: Consolidated financial results less the financial results from the RAL/RT Programs. Also defined as “Excluding RAL/RT”.

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

MCM: Morton Capital Management.

MD&A: Management Discussion and Analysis.

Mismatch risk: The risk that interest rate changes do not occur equally in the rates of interest earned on assets and paid on liabilities. This occurs because of differences in the contractual maturity terms of the assets and liabilities held.

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

During 2003, the Company announced that its Board of Directors had authorized the repurchase of up to $40.0 million of its common stock. At June 30, 2007, $18.9 million remained to repurchase outstanding shares. This authorization has no expiration date and the Company had no prior plans that expired during the current reporting period.

Shares available for repurchase:

(dollars in thousands) Period		Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Begin Date	End Date
4/1/2007	4/30/2007	—	—	—	$18,933
5/1/2007	5/31/2007	—	—	—	$18,933
6/1/2007	6/30/2007	—	—	—	$18,933

Total		—	—	—	$18,933

On August 1, 2007, the Company announced a new share repurchase program. The new program, which was approved by the Board of Directors, authorizes the repurchase of up to $25.0 million of the Company’s common stock. This repurchase program replaces the plan that was approved in August 2003 and does not have an expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on April 24, 2007. A total of 40,249,903 shares of common stock were outstanding and entitled to vote as of the record date for this meeting. The following matters were submitted to a vote of the shareholders:

Proposal 1: Election of twelve (12) directors to serve for a term of one year; and

Proposal 2: Ratification of the selection of Ernst & Young LLP as the Company’s independent accountants for the year ending December 31, 2007.

Proposal 1. At this meeting, each of the following nominees was elected to serve on the Company’s Board of Directors until the next Annual Meeting and until his or her successor is elected and qualified:

NOMINEE	VOTES FOR	VOTES WITHHELD
Edward E. Birch	37,425,713	2,824,190
Richard S. Hambleton, Jr.	39,651,062	598,841
D. Vernon Horton	37,365,982	2,883,921
Roger C. Knopf	39,629,484	620,419
Robert W. Kummer, Jr.	39,646,314	603,589
Clayton C. Larson	37,373,104	2,876,799
George S. Leis *	37,427,201	2,822,702
John R. Mackall	36,786,463	3,463,440
Lee E. Mikles	38,436,910	1,812,993
Gerald T. McCullough	39,584,668	665,235
Richard A. Nightingale	39,661,382	588,521
Kathy J. Odell	39,624,965	624,938

*

Pursuant to notice mailed to shareholders on April 6, 2007, the Board of Directors nominated George S. Leis to fill the vacancy on the Board created upon William S. Thomas, Jr’s. resignation on April 2, 2007 and directed the Proxy Committee to vote in favor of Mr. Leis all shares that they would otherwise be authorized to vote in favor of Mr. Thomas at the 2007 Annual Shareholders Meeting.

Proposal 2. At this meeting, the ratification of Ernst & Young LLP as the Company’s independent accountants for the year ending December 31, 2007 was approved by the Company’s shareholders (with 39,844,759 votes cast for, 232,918 votes cast against, and 172,225 votes abstaining).

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.23	Retention agreement dated June 4, 2007 between Pacific Capital Bancorp and Joyce Clinton.

10.24	Asset purchase agreement dated June 19, 2007 between Pacific Capital Bank, N.A. and LEAF Funding, Inc. relating to the sale of Pacific Capital Bank, N.A.’s equipment leasing portfolio.

31.	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.1	Certification of George S. Leis

	31.2	Certification of Bradley S. Cowie

32.	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	32.1	Certification of George S. Leis

	32.2	Certification of Bradley S. Cowie

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ George S. Leis	August 9, 2007
George S. Leis President Chief Executive Officer

/s/ Bradley S. Cowie	August 9, 2007
Bradley C. Cowie Senior Vice President Chief Risk Officer and Interim Chief Financial Officer