Form 10-Q
period 2007-09-30
PACIFIC CAPITAL BANCORP /CA/
filed 2007-11-09
CIK 357264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                             For the quarterly period ended September 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

COMMISSION FILE NUMBER NO: 0-11113

PACIFIC CAPITAL BANCORP

(Exact Name of Registrant as Specified in its Charter)

California	95-3673456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1021 Anacapa Street Santa Barbara, California	93101
(Address of principal executive offices)	(Zip Code)

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

Number of common stock of the registrant outstanding as of October 31, 2007: 46,400,844

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	55

Glossary		56

PART II. OTHER INFORMATION		58

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Submission of Matters to a Vote of Security Holders	59

Item 5.	Other Information	59

Item 6.	Exhibits	59

SIGNATURES		59

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

Certain statements contained in the Company’s Annual Report on Form 10-K and Quarterly Report on Form 10-Q, as well as statements by the Company in periodic press releases and oral statements made by Company officials to securities analysts and shareholders during presentations about the Company, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the health of the capital markets, the Company’s de novo branching and acquisition efforts, the operating characteristics of the Company’s income tax refund loan and transfer programs and the economic conditions within its markets. These forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in California; (4) the occurrence of terrorist acts; (5) reduced demand for or earnings derived from the Company’s income tax refund loan (“RAL”) and refund transfer programs (“RT”); (6) legislative or regulatory changes or litigation adversely affecting the businesses in which the Company engages; (7) unfavorable conditions in the capital markets; (8) challenges in opening additional branches, integrating acquisitions or introducing new products or services; and (9) other risks detailed in reports filed by the Company with the Securities and Exchange Commission (“SEC”). Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. For a more detailed description of the risk factors associated with the Company’s businesses, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The assets, liabilities, and results of operations of the Company’s tax refund and transfer programs are reported in its periodic filings with the SEC as a segment of its business. Because these are activities conducted by very few other financial institutions, users of the financial statements have indicated that they are interested in information for the Company exclusive of these programs so that they may compare the results of operations with financial institutions that do not have comparable programs. The amounts and ratios may generally be computed from the information provided in the note to the financial statements that disclose segment information, but are computed and included in the Company’s Annual Report on Form 10-K and Quarterly Report Form 10-Q for the convenience of those users.

Purpose and Definition of Terms

The following provides Management’s comments on the financial condition and results of operations of Pacific Capital Bancorp and its subsidiaries. Unless otherwise stated, “the Company” refers to this consolidated entity. The Company utilizes the term “Core Bank” throughout this Form 10-Q. Core Bank is defined as the consolidated financial results less the financial results from the RAL/RT Programs and is interchangeably referred to as “Excluding RAL/RT”. Net interest margin and operating efficiency ratios are presented and discussed throughout this document. The Company is presenting this information on a fully tax equivalent basis (“FTE”). This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K, herein referred to as “2006 10-K”. Terms and acronyms used throughout this document are defined in the glossary on pages 56 through 57.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006

	(dollars and share amounts in thousands except per share amounts)

Assets:
Cash and due from banks	$250,818	$154,182
Securities available-for-sale, at fair value	976,161	1,167,142
Loans	5,563,212	5,718,833
Less: allowance for credit losses	40,375	64,671

Net Loans	5,522,837	5,654,162
Premises, equipment and other long-term assets	88,981	95,400
Accrued interest receivable	33,489	32,294
Goodwill and other intangible assets	153,304	154,069
Other assets	261,486	237,581

Total assets	$7,287,076	$7,494,830

Liabilities:
Deposits:
Non-interest-bearing demand deposits	$1,067,401	$1,079,152
Interest-bearing deposits	3,781,246	3,967,249

Total deposits	4,848,647	5,046,401
Securities sold under agreements to repurchase and Federal funds purchased	246,293	356,352
Long-term debt and other borrowings	1,431,993	1,391,704
Obligations under capital lease	9,635	9,468
Accrued interest payable and other liabilities	82,696	73,529

Total liabilities	6,619,264	6,877,454

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock no par value; shares authorized: 1,000; shares issued and outstanding: none	—	—
Common stock (no par value; $0.25 per share stated value; 100,000 authorized; 46,539 outstanding at September 30, 2007 and 46,880 at December 31, 2006	11,639	11,725
Surplus	111,326	117,631
Accumulated other comprehensive income	9,677	10,178
Retained earnings	535,170	477,842

Total shareholders’ equity	667,812	617,376

Total liabilities and shareholders’ equity	$7,287,076	$7,494,830

See the accompanying notes to these consolidated financial statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2007	2006	2007	2006

	(dollars and share amounts in thousands except per share amounts)

Interest income:
Loans	$101,404	$99,804	$432,869	$400,960
Securities	11,736	13,600	36,276	42,614
Federal funds sold and securities purchased under agreements to resell	1,519	75	2,629	200

Total interest income	114,659	113,479	471,774	443,774

Interest expense:
Deposits	32,399	30,767	99,236	84,131
Securities sold under agreements to repurchase and Federal funds purchased	3,450	3,915	14,565	13,761
Long-term debt and other borrowings	18,842	16,174	55,760	38,695

Total interest expense	54,691	50,856	169,561	136,587

Net interest income	59,968	62,623	302,213	307,187
Provision for credit losses	24,401	(2,719)	108,494	51,383

Net interest income after provision for credit losses	35,567	65,342	193,719	255,804

Non-interest income:
Trust and investment advisory fees	6,009	5,681	18,183	14,522
Service charges on deposit accounts	4,446	4,187	13,104	12,293
Other service charges, commissions and fees	4,105	4,299	18,555	21,859
Refund transfer fees	370	251	45,756	44,815
Net gain on sale of tax refund loans (“RALs”)	—	—	41,822	43,163
Net gain on sale of leasing portfolio	—	—	24,344	—
Net gain on securities transactions	5	4	1,944	151
Other income	2,335	2,915	6,663	6,722

Total non-interest income	17,270	17,337	170,371	143,525

Non-interest expense:
Salaries and benefits	26,987	29,127	93,867	95,242
Net occupancy expense	5,552	4,876	16,440	14,271
Furniture, fixtures and equipment	2,224	2,903	7,301	7,917
Refund program marketing and technology fees	—	—	44,500	54,706
Other expense	17,412	20,183	62,024	76,391

Total non-interest expense	52,175	57,089	224,132	248,527

Income before provision for income taxes	662	25,590	139,958	150,802

Provision for income taxes	(3,191)	8,799	51,301	55,125

Net income	$ 3,853	$16,791	$88,657	$ 95,677

Basic earnings per share	$ 0.08	$ 0.36	$ 1.89	$ 2.05
Diluted earnings per share	$ 0.08	$ 0.36	$ 1.88	$ 2.03
Average number of shares - basic	46,945	46,818	46,971	46,741
Average number of shares - diluted	47,179	47,120	47,244	47,143
Dividends declared per share	$ 0.22	$ 0.22	$ 0.66	$ 0.66

See the accompanying notes to these consolidated financial statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three-Month Period Ended September 30, 2007			For the Three-Month Period Ended September 30, 2006
	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount

	(dollars in thousands)

Net income	$ 662	$ (3,191)	$ 3,853	$ 25,590	$ 8,799	$ 16,791

Other comprehensive income:
Net unrealized gain on securities:
Net unrealized holding gains arising during period	9,721	4,088	5,633	27,061	11,379	15,682
Post-retirement benefit obligation arising during period	18	8	10	—	—	—
Less: reclassification adjustment for gain included in net income	31	13	18	4	2	2

Other comprehensive income	9,708	4,083	5,625	27,057	11,377	15,680

Comprehensive income	$ 10,370	$ 892	$ 9,478	$ 52,647	$ 20,176	$ 32,471

	For the Nine-Month Period Ended September 30, 2007			For the Nine-Month Period Ended September 30, 2006
	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Benefit)/ Expense	Net-of-Tax Amount

	(dollars in thousands)

Net income	$ 139,958	$ 51,301	$ 88,657	$ 150,802	$ 55,125	$ 95,677

Other comprehensive income:
Net unrealized gain on securities:
Net unrealized holding gains arising during period	1,012	426	586	8,301	3,491	4,810
Post-retirement benefit obligation arising during period	97	41	56	—	—	—
Less: reclassification adjustment for gain included in net income (1)	1,973	830	1,143	151	63	88

Other comprehensive income	(864)	(363)	(501)	8,150	3,428	4,722

Comprehensive income	$ 139,094	$ 50,938	$ 88,156	$ 158,952	$ 58,553	$ 100,399

(1)	The gain on sale of $2.0 million as of September 30, 2007, includes $1.6 million of realized gain on the sale of the leveraging strategy securities in the first quarter of 2007 as disclosed in Note 4, “Securities” and from the securities called during the nine month period ended September 30, 2007.

See the accompanying notes to these consolidated financial statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine-Month Periods Ended September 30,
	2007	2006

	(dollars in thousands)

Cash flows from operating activities:
Net income	$ 88,657	$ 95,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,089	22,416
Stock-based compensation	4,619	4,397
Excess tax benefit of stock-based compensation	(821)	(1,849)
Provision for credit losses	108,494	51,383
Net amortization of discounts and premiums for investment securities	(8,447)	(3,429)
Amortization of net deferred loan fees	4,007	4,019
(Gain) loss on:
Sale of indirect auto loan portfolio	850	—
Sale of leasing loan portfolio	(24,344)	—
Sale of securities	(1,971)	(151)
Changes in:
Other assets	(21,539)	(4,912)
Other liabilities	(175)	1,958
Income taxes payable	9,398	12,562

Net cash provided by operating activities	173,817	182,071

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	314,772	—
Principal pay downs and maturities of available-for-sale securities	199,721	210,879
Proceeds from loan portfolio sales	502,033	—
Purchase of available-for-sale securities	(314,053)	(52,435)
Loan originations and principal collections, net	(459,715)	(505,842)
Purchase of Federal Home Loan Bank stock	(3,551)	(20,952)
Purchase of premises and equipment, net	(7,346)	(12,349)

Net cash provided by (used in) investing activities	231,861	(380,699)

Cash flows from financing activities:
Net decrease in deposits	(197,754)	(85,534)
Net decrease in borrowings with maturities of 90 days or less	(158,776)	(61,960)
Proceeds from long-term debt and other borrowings	310,000	617,608
Repayments of long-term debt and other borrowings	(220,994)	(212,709)
Excess tax benefit of stock-based compensation	821	1,849
Proceeds from issuance of common stock	3,960	3,552
Payments to retire common stock	(14,970)	—
Cash dividends paid on common stock	(31,329)	(31,084)

Net cash (used in) provided by financing activities	(309,042)	231,722

Net increase in cash and due from banks	96,636	33,094
Cash and due from banks at beginning of period	154,182	158,880

Cash and due from banks at end of period	$ 250,818	$ 191,974

Supplemental disclosure:
Interest paid during period	$ 172,315	$ 134,924
Income taxes paid during period	$ 42,601	$ 41,400

See the accompanying notes to these consolidated financial statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements and notes included in this Securities and Exchange Commission Form 10-Q (“10-Q”) should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 10-K”).

Nature of Operations

Pacific Capital Bancorp (the “Company”) is a bank holding company organized under the laws of the state of California. Through its banking subsidiary, Pacific Capital Bank, N.A. (“PCBNA” or “the Bank”) provides a full range of commercial and consumer banking services to households, professionals, and businesses. The banking services include depository and lending services. The Bank’s lending products include commercial, consumer, commercial and residential real estate loans and Small Business Administration (“SBA”) guaranteed loans. Depository services include checking, interest bearing checking (“NOW”), money market, savings, and certificate of deposit accounts as well as safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashiers checks. PCBNA offers a wide range of wealth management services through the Wealth Management division and by Morton Capital Management (“MCM”), a wholly-owned subsidiary purchased in July 2006. PCBNA is also one of the largest nationwide providers of financial services related to the electronic filing of income tax returns including the RAL and RT business products.

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

The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of Management, all adjustments considered necessary have been reflected in the financial statements and during the preparation of the financial statements Management may be required to make certain adjustments, estimates and assumptions that are necessary for a fair statement of the financial results for the periods presented. These adjustments, estimates and assumptions are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Management believes these adjustments, estimates and assumptions to be reasonably accurate. However, actual results may differ. The results of operations in the interim Consolidated Financial Statements do not necessarily indicate the financial results for the entire year. The interim Consolidated Financial Statements should be read in conjunction with the 2006 10-K.

Certain amounts in the 2006 financial statements have been reclassified to be comparable with classifications used in the 2007 financial statements.

Consolidation of Subsidiaries

The Company has seven subsidiaries.

■	PCBNA is a consolidated wholly-owned subsidiary of the Company.

■

SBBT RAL Funding Corp. is a consolidated wholly-owned subsidiary of the Company that is used in the securitization of RALs as described in Note 11, “Securitizations and Servicing of Financial Assets” in the 2006 10-K and Note 8, “Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs” of this 10-Q report.

■

Five wholly-owned unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities that are described in Note 14, Long-term Debt and Other Borrowings to the Financial Statements of the 2006 10-K.

PCBNA has one consolidated subsidiary, Morton Capital Management (“MCM”), which was purchased in July 2006 to increase the customer base for providing trust and investment advisory services.

The Bank also retains ownership in several Low-Income Tax Housing Partnerships that generate tax credits. These partnerships are considered variable interest entities. They are not subsidiaries and are not consolidated into the Financial Statements.

Segments

GAAP requires that the Company disclose certain information related to the performance of various segments of its business. Segments are defined based on how operating decisions and assessing performance is viewed by the executive management. Management has determined that the Company has five reportable segments: Community Banking, Commercial Banking, RAL/RT Programs, Wealth Management, and All Other.

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

On November 1, 2007, the Company announced that PCBNA has signed a definitive Asset Purchase Agreement to acquire the assets of R.E. Wacker Associates, Inc., a San Luis Obispo, California-

based registered investment advisor. The transaction will close in early January 2008. R.E. Wacker manages assets in excess of $423 million and provides personal and financial investment advisory services to individuals, families and fiduciaries. R.E. Wacker Associates will become a wholly-owned subsidiary of PCBNA. PCBNA will pay approximately $6.9 million for the assets of the firm. The clients of R.E. Wacker will continue to be served by the same principal and support staff. The Company will not disclose pro forma financial information for this purchase since the operations of this acquisition are not material to the Company as a whole.

3.       EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share. The denominator of the diluted earnings per share ratio includes the effect of dilutive securities. The only securities outstanding that are potentially dilutive are employee and director stock options and restricted stock grants.

	For the Three-Month Period Ended September 30, 2007			For the Nine-Month Period Ended September 30, 2007

	(share and net income amounts in thousands)

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS	$ 3,853	46,945	$ 0.08	$ 88,657	46,971	$ 1.89
Effect of dilutive stock options		234	—		273	(0.01)

Diluted EPS	$ 3,853	47,179	$ 0.08	$ 88,657	47,244	$ 1.88

	For the Three-Month Period Ended September 30, 2006			For the Nine-Month Period Ended September 30, 2006

	(share and net income amounts in thousands)

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS	$ 16,791	46,818	$ 0.36	$ 95,677	46,741	$ 2.05
Effect of dilutive stock options		302	—		402	(0.02)

Diluted EPS	$ 16,791	47,120	$ 0.36	$ 95,677	47,143	$ 2.03

For the three month and nine month periods ended September 30, 2007, average outstanding unexercised stock options of 1.0 million and 942,000 shares, respectively were not included in the computation of earnings per share because they were antidilutive. For the three month and nine month periods ended September 30, 2006, average outstanding unexercised stock options of 217,000 and 139,000 shares, respectively were not included in the computation of earnings per share because they were antidilutive.

4.       SECURITIES

Trading

During the second quarter of 2007, the Company purchased $1.0 million of trading securities. During the third quarter of 2007, the Company sold the trading securities and incurred a realized loss of $2,000. The Company held no trading securities at September 30, 2007 or December 31, 2006.

Available for Sale

A summary of the available for sale securities owned by the Company at September 30, 2007 and December 31, 2006, is as follows:

	As of September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(dollars in thousands)

U.S. Treasury obligations (1)	$ 39,694	$ 101	$ (16)	$ 39,779
U.S. Agency obligations (2)	420,188	1,068	(323)	420,933
Collateralized mortgage obligations	24,644	95	(111)	24,628
Mortgage-backed securities (3)	262,873	498	(6,406)	256,965
Asset-backed securities	2,270	4	—	2,274
State and municipal securities	205,391	26,775	(584)	231,582

Total available-for-sale securities	$ 955,060	$ 28,541	$ (7,440)	$ 976,161

	As of December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(dollars in thousands)

U.S. Treasury obligations (1)	$ 64,653	$ —	$ (504)	$ 64,149
U.S. Agency obligations (2)	208,264	—	(2,032)	206,232
Collateralized mortgage obligations	64,833	31	(880)	63,984
Mortgage-backed securities (3)	601,252	584	(15,541)	586,295
Asset-backed securities	3,021	9	—	3,030
State and municipal securities	211,817	32,114	(479)	243,452

Total available-for-sale securities	$ 1,153,840	$ 32,738	$ (19,436)	$ 1,167,142

(1)	U.S. Treasury obligations are securities that are backed by the full faith and credit of the United States government.

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

All of the securities are reported in the “All Other” segment for the segment reporting in Note 15. Any change in the fair market value of the available for sale securities portfolio is accounted for by adjusting the available for sale securities to fair value with a corresponding adjustment to other comprehensive income (“OCI”), net of the tax effect which impacts the deferred tax asset or liability using the Company’s statutory tax rate of 42.05%. The fair value is based on current market prices obtained from independent sources for each security held. All securities in an unrealized loss position for more than 12 month are evaluated for permanent impairment.

During the fourth quarter of 2006, the Company decided to sell a portion of the available for sale investment portfolio formerly referred to as securities purchased as part of the “2003 and 2004 leveraging strategy.” As a result, the Company marked these securities to market as of December 31, 2006 and recognized a loss of $8.8 million. During the first quarter of 2007, these securities were sold and the Company recognized a $1.6 million gain. The gain occurred due to a favorable change in the interest rate environment between December 31, 2006 and the time the securities were sold.

The following table shows all of the available for sale securities that are in an unrealized loss position and temporarily impaired as of September 30, 2007 and December 31, 2006.

	As of September 30, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(dollars in thousands)

US Treasury/US Agencies	$ 9,981	$ (6)	$ 118,626	$ (333)	$ 128,607	$ (339)
Mortgage Backed Securities	20,798	(302)	210,245	(6,104)	231,043	(6,406)
Municipal Bonds	9,814	(108)	16,289	(476)	26,103	(584)
Collateralized mortgage obligations	—	—	7,817	(111)	7,817	(111)

Total	$ 40,593	$ (416)	$ 352,977	$ (7,024)	$ 393,570	$ (7,440)

	As of December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(dollars in thousands)

US Treasury/US Agencies	$ 19,688	$ (22)	$ 250,693	$ (2,514)	$ 270,381	$ (2,536)
Mortgage Backed Securities	21,331	(163)	536,029	(15,378)	557,360	(15,541)
Municipal Bonds	8,419	(35)	16,326	(444)	24,745	(479)
Collateralized mortgage obligations	13,675	(22)	48,458	(858)	62,133	(880)

Total	$ 63,113	$ (242)	$ 851,506	$ (19,194)	$ 914,619	$(19,436)

The $7.4 million of unrealized losses for the available for sale portfolio as of September 30, 2007 are a result of market interest rate fluctuations. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the most recent ratings on all securities are all long-term investment grade. The Company has the ability and the intent to hold these securities to ultimate recovery. As such, Management does not believe that there are any securities that are other-than-temporarily impaired as of September 30, 2007.

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

(dollars in thousands)

Cash proceeds from loan portfolio sale:	$ 221,475
Less: Net carrying value of portfolio:	221,774
Less: Direct expenses for sale of loan portfolio:	551

Loss on sale of indirect auto loan portfolio:	$ 850

Equipment Leases

In the second quarter of 2007, the Bank sold its $254.0 million commercial equipment leasing loan portfolio. On June 19, 2007, the Company entered into an Asset Purchase Agreement with LEAF Funding, Inc. (LEAF) whereby LEAF agreed to purchase substantially all of the leases within the existing leasing portfolio as well as assume all liabilities associated with the purchased leases. No servicing assets were retained by the Company in relation to the sale. This loan portfolio was reported in the Community Banking segment prior to sale. The sale closed on June 22, 2007 and a net gain of $24.3 million was recorded in non-interest income. Due to internal system limitations the accrued interest and amortization of deferred income and expense were included in a subsequent settlement and are listed separately below.

Below is a summary of the gain on sale of the equipment leasing portfolio:

(dollars in thousands)

Cash proceeds from loan portfolio sale:		$ 280,558

Net carrying value of leasing portfolio at June 18, 2007:	254,046

Liabilities assumed by purchaser:	(1,942)

Accrued interest and amortization of deferred income/ expense on performing leases:	1,494

Leases originated 6/19–6/22/07 and accrued interest:	1,126

Total carrying value:		254,724
Less: Direct expenses for sale of leasing portfolio:		1,490

Gain on sale of leasing portfolio:		$ 24,344

As of June 30, 2007, there was one lease, valued at approximately $14,000, which was not included in the sale of the leasing portfolio. This lease matured in August 2007.

Small Business Administration

The SBA lending activities are included in the Community Banking segment. The Company occasionally sells the guaranteed portion of selected SBA loans into the secondary market. In prior quarters, the Company retained the unguaranteed portion of these loans and services the loans as required under the SBA programs to specified yield amounts. For the nine months ended September 30, 2007 and 2006, the Company recognized a gain of $1.4 million and $1.5 million, respectively from the sale of $23.5 million and $27.2 million, respectively of the guaranteed portion of SBA 7(a) loans. The Company has retained servicing rights on the loans sold which are subsequently amortized over the estimated life of the loans. Quarterly the servicing rights are analyzed for impairment. The Company’s SBA loan balance was $87.1 million at September 30, 2007 and $72.0 million at December 31, 2006. Included in the SBA loan balance are $31.1 million and $18.3 million respectively of SBA 504 loans at September 30, 2007 and December 31, 2006.

During the third quarter of 2007, the Company completed its first sale of $4.6 million of the unguaranteed portion of SBA 7(a) loans. The Company recognized a net gain on sale of $182,000 and established a servicing liability associated with the loans sold of $67,000. The servicing liability will be amortized over the estimated life of the loans sold.

6.         LOANS

The composition of the Company’s loans held for investment portfolio is as follows:

	September 30, 2007	December 31, 2006

	(dollars in thousands)

Real estate:
Residential - 1 to 4 family	$1,401,282	$1,199,719
Multi-family residential	285,779	287,626
Nonresidential	1,517,370	1,420,401
Construction	655,424	536,443
Commercial loans	1,112,027	1,072,831
Home equity loans	379,564	372,637
Consumer loans	206,312	527,751
Tax refund loans	2,695	—
Leases	—	297,526
Other loans	2,759	3,899

Total loans	5,563,212	5,718,833
Allowance for credit losses	40,375	64,671

Net loans	$5,522,837	$5,654,162

The loan balance is net of deferred loan origination, commitment and extension fees and origination costs of $8.0 million as of September 30, 2007 and $7.1 million as of December 31, 2006.

Impaired Loans

The following table reflects recorded investment in impaired loans:

	September 30, 2007	December 31, 2006

	(dollars in thousands)

Impaired loans with specific valuation allowance	$ 3,160	$ —
Valuation allowance related to impaired loans	(259)	—
Impaired loans without specific valuation allowance	7,939	19,887

Impaired loans, net	$ 10,840	$ 19,887

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. The valuation allowance disclosed above is included in the allowance for credit losses reported in the balance sheets as of September 30, 2007 and December 31, 2006.

The table below reflects the average balance and interest recognized for impaired loans for the three and nine month periods ended September 30, 2007 and 2006.

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2007	2006	2007	2006

	(dollars in thousands)

Average investment in impaired loans for the period	$10,255	$26,546	$11,343	$37,838
Interest recognized during the period for impaired loans	$453	$467	$977	$2,191

The decrease of $16.3 million in the average quarter to date balance of impaired loans and the decrease of $26.5 million in the average year to date balance of impaired loans is primarily due to $11.5 million of impaired loans that were paid-off and $2.9 million of impaired loans upgraded out of impairment status since September 30, 2006.

Refund Anticipation Loans

The discussion of the RALs and the securitization of RALs are in Note 8, “Refund Anticipation Loan and Refund Transfer Programs” of these Consolidated Financial Statements.

Pledged Loans

At September 30, 2007 and December 31, 2006, loans secured by first trust deeds on residential and commercial property with principal balances totaling $961.7 million and $925.0 million, respectively, were pledged as collateral to the Federal Reserve Bank (“FRB”) and $2.89 billion and $2.13 billion, respectively, were pledged to the Federal Home Loan Bank (“FHLB”). The amount of loans pledged does not represent the amount of outstanding borrowings at the FRB or the FHLB. The Company pledges loans as collateral for the Company’s borrowings in accordance with the Company’s agreements with the FRB and the FHLB.

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

The maximum non-discounted exposure to credit risk is represented by the contractual notional amount of those instruments. The majority of the letters of credit are for one year or less. The lines of credit may be withdrawn by the Company and are subject to applicable legal requirements. The following table represents the contractual notional amounts of these commitments as of September 30, 2007 and December 31, 2006:

	September 30, 2007
	Less than one year	One to three years	Three to five years	More than five years	Total	December 31, 2006

	(dollars in thousands)

Commercial lines of credit	$ 365,438	$ 108,647	$ 64,105	$ 114,899	$ 653,089	$ 510,428
Consumer lines of credit	5,337	11,139	27,493	338,002	381,971	365,647
Standby letters of credit and financial guarantees	60,970	34,048	14,676	26,067	135,761	131,368
Total	$ 431,745	$ 153,834	$ 106,274	$ 478,968	$ 1,170,821	$ 1,007,443

The Company anticipates that a majority of the above commitments will not be fully drawn on by customers. Consumers do not tend to borrow the maximum amounts available under home equity lines and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies. A majority of the lines of credit are at adjustable rates.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. The Company generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized by assets similar to those assets used to collateralize loans, however some of the guarantees are unsecured. The Company has recorded a $322,000 liability associated with the unearned portion of the letter of credit fees for these guarantees as of September 30, 2007.

7.        ALLOWANCE FOR CREDIT LOSSES

The following summarizes the changes in the allowance for credit losses:

	For the Three-Month Period Ended September 30, 2007
	Consolidated	Excluding RAL	RAL

	(dollars in thousands)

Allowance for credit losses June 30, 2007	$ 43,549	$ 41,556	$ 1,993
Provision for credit losses	24,401	2,018	22,383
Recoveries of loans previously charged-off	1,858	848	1,010
Loans charged-off	(29,433)	(4,047)	(25,386)

Allowance for credit losses September 30, 2007	$ 40,375	$ 40,375	$ —

	For the Three-Month Period Ended September 30, 2006

	(dollars in thousands)

Allowance for credit losses June 30, 2006	$ 53,638	$ 52,919	$ 719
Provision for credit losses	(2,719)	6,281	(9,000)
Recoveries of loans previously charged-off	10,355	1,301	9,054
Loans charged-off	(5,028)	(5,028)	—

Allowance for credit losses September 30, 2006	$ 56,246	$ 55,473	$ 773

	For the Nine-Month Period Ended September 30, 2007
	Consolidated	Excluding RAL	RAL

	(dollars in thousands)

Allowance for credit losses December 31, 2006	$ 64,671	$ 64,669	$ 2
Provision for credit losses	108,494	14,534	93,960
Recoveries of loans previously charged-off	28,895	6,131	22,764
Loans charged-off	(142,023)	(25,297)	(116,726)
Allowance allocated to indirect auto and leasing loans at time of sale	(19,662)	(19,662)	—

Allowance for credit losses September 30, 2007	$ 40,375	$ 40,375	$ —

	For the Nine-Month Period Ended September 30, 2006

	(dollars in thousands)

Allowance for credit losses December 31, 2005	$ 55,598	$ 55,598	$ —
Provision for credit losses	51,383	15,093	36,290
Recoveries of loans previously charged-off	29,507	6,075	23,432
Loans charged-off	(80,242)	(21,293)	(58,949)

Allowance for credit losses September 30, 2006	$ 56,246	$ 55,473	$ 773

The allowance and provision for credit losses for the RAL program is discussed in Note 8, “Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs” of these Consolidated Financial Statements.

The Company has exposure to credit losses from extending loan commitments and letters of credit as well as from loans and leases. Undisbursed commitments and letters of credit are not included in loans and leases outstanding. The reserve provided for credit losses related to undisbursed commitments are reported as a loss contingency and recorded in other liabilities. Changes to this liability are adjusted through other non-interest expense.

The table below shows activity for this loss contingency:

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2007	2006	2007	2006

	(dollars in thousands)

Beginning balance	$ 1,169	$ 1,081	$ 1,448	$ 1,685
Additions (reductions), net	(155)	187	(434)	(417)

Balance	$ 1,014	$ 1,268	$ 1,014	$ 1,268

8.         REFUND ANTICIPATION LOAN (“RAL”) AND REFUND TRANSFER (“RT”) PROGRAMS

RAL/RT Programs

The Company sells two products related to the electronic filing of tax returns. The products are designed to provide taxpayers with safer and faster access to funds claimed by them as a refund on their tax returns. This access may be in the form of a loan—a RAL—from the Company secured by the refund claim or in the form of a facilitated electronic transfer or check prepared by their tax preparer—an RT.

The RAL/RT Programs are highly seasonal. Approximately 90% of the activity occurs in the first quarter of each year. As the year progresses, the RAL/RT Program’s impact on the Company’s consolidated financial results becomes less evident since, historically the RAL/RT Programs have not contributed a significant amount of income in the three remaining quarters of the year. For the three and nine month periods ended September 30, 2007, the RAL/RT Programs net income before tax and after net credit or charge for funds was ($24.9) million and $36.1 million, respectively, compared to $9.1 million and $102.4 million, respectively for the three and nine month periods ended September 30, 2006. For a detailed discussion of the income changes for the comparable periods see the discussion in the paragraphs below and, in Note 15, Segment Reporting of these Consolidated Financial Statements which provide the financial impact of the RAL/RT programs.

Fees Earned on RALs and RTs

The main source of income from the RAL/RT Programs is the fees earned on these products. The fees earned on RALs are reported in interest income while fees earned on RTs are reported in non-interest income. The Company sells these products through three channels or sources: Jackson Hewitt, Other Professional Tax Preparers and Self Filers. Regardless of the program or period, a basic fee per product is charged. The fees charged for the products differ by source because of varying contractual terms. A description of the different fee structures is provided as follows:

Jackson Hewitt (“JH”): Fees charged on RALs offered through JH include an account handling fee and a finance charge equaling a fixed percentage of the loan amount subject to a maximum and minimum. The fee is a fixed amount per RT.

Other Professional Tax Preparers (“PRO”): Fees charged on RALs offered through other professional tax preparers include an account handling fee and a flat fee based on certain tiered loan amounts. The fee is a fixed amount per RT.

Self Filers (“PER”): Fees charged on RALs offered through websites used by self filers include a flat fee for certain tiered loan amounts. The fee is a fixed amount per RT. The fees charged for RALs varied as each website used by self filers had a different fee structure.

The following table presents RAL and RT fees for the three and nine month periods ended September 30, 2007 and 2006:

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2007	2006	2007	2006

	(dollars in thousands)		(dollars in thousands)

RAL Fees:
Total RAL Fees	$79	$107	$117,758	$117,258
% of Total Fees	18%	30%	72%	72%

RT Fees:
Total RT Fees	$370	$251	$45,756	$44,815
% of Total Fees	82%	70%	28%	28%

Total Fees	$449	$358	$163,514	$162,073

Refund Anticipation Loans

RALs are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund and subject to an underwriting process prior to approval. At the request of the taxpayer, the refund claim is paid by the IRS to the Company once the tax return has been processed and this constitutes the source of repayment of the RAL. Funds received from the IRS above the sum of the RAL plus associated fees are remitted to the taxpayer by the Company.

The funds advanced by the Company are generally repaid by the IRS within several weeks. Therefore, the processing costs and provision for loan loss represent the major costs of the loans. This cost structure is different than for other loans since usually the cost of funds is the major cost in making a loan by the Company. Because of their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has structured the fees to have a fixed component to cover processing costs and a variable component to cover credit losses and the cost of funds. Because the customer signs a loan application and note the Company reports fees received for RALs as interest income. Net interest income for RALs was ($581,000) and $106.8 million, respectively for the three and nine month periods ended September 30, 2007 compared to ($938,000) and $110.4 million, respectively for the three and nine month periods ended September 30, 2006.

The following table represents RAL originations and net charge-offs for the nine month period ended September 2007 and 2006:

	For the Nine-Month Periods Ended September 30,
	2007	2006

	(dollars in thousands)

Originations:
RAL loans retained	$4,150,305	$4,545,066
RAL loans securitized	1,694,489	1,557,506

Total RAL loans	$5,844,794	$6,102,572

Credit losses:
Charge-offs of retained RALs, net	$(93,962)	$(35,517)
Charge-offs of securitized RALs, net	(14,189)	(14,753)

Total RAL charge-offs, net	$(108,151)	$(50,270)

In 2006 and in previous years, any RAL balance for which repayment has not been received by the end of the year was charged off. Therefore, no RALs are reported as of December 31, 2006. As shown in the tables in Notes 6, “Loans” and 7, “Allowance for Credit Losses”, as of September 30, 2007, the Company wrote-down the remaining RAL balance to $2.7 million due to increased instances of fraud by tax preparers and customers. Based on information received in October 2007, the Company determined that aside from amounts collected in October 2007, prior to the filing of this report, the remaining RAL balance would not likely be repaid.

RAL Allowance and Provision for Credit Losses

The same policies for writing off a RAL are followed regardless of whether the RAL had been securitized or not. Some of the repurchased and some of the non-securitized loans are written-off at the end of each quarter, with all remaining outstanding RALs written-off at December 31 of each year. Because of the high volume of RALs made each year, the determination of collectibility is statistically based on historical payment patterns adjusted for information received from the Internal Revenue Service (“IRS”) on current year payment processing.

Losses associated with RALs result from the IRS not remitting funds associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud.

In the third quarter of 2006, the Company received more than expected collections of RALs after the IRS completed additional review of tax returns and therefore had a negative provision for credit losses.

RAL provision for credit losses was $22.4 million in the third quarter of 2007 and $94.0 million for the nine months ended September 30, 2007 compared to ($9.0) million in the third quarter of 2006 and $36.3 million for the nine months ended September 30, 2006. The increased provision for credit losses on RALs at September 30, 2007 is due to high loss rates in the RAL pre-file product and increased incidences of tax preparer and customer fraud that affected the traditional RAL product. The RAL pre-file product is a RAL product that was offered in advance of the taxpayer’s filing of their tax return, primarily in the month of January, for a portion of the anticipated refund amount. A RAL pre-file loan is repaid once a RAL or RT is funded by the IRS. Due to the high loss rates on the RAL pre-file product, the Company has decided to no longer offer this product.

Due to the higher than normal loss rates experienced in the 2007 RAL program, the Company is in the process of significantly enhancing its underwriting criteria and fraud identification processes. The Company has identified a high concentration of losses associated with tax preparers and RAL customers possessing certain characteristics. The enhanced controls will significantly reduce exposure to these types of individuals.

Refund Transfer Fees

When customers do not choose or do not qualify for a RAL, they may still benefit from an expedited payment of their income tax refund by receiving a RT. A RT is an electronic transfer of an income tax refund directly to the taxpayer. The Company acts as a conduit from the IRS to the taxpayer enabling a quick and safe delivery of the taxpayer’s income tax refund. There is no credit risk or borrowing cost for the Company because RTs are only delivered to the taxpayer upon receipt by the Company of the refund directly from the IRS. Payment of an RT is made in one of two ways. The Company either authorizes the tax preparer to provide a check directly to the taxpayer or the Company deposits the refund into a taxpayer’s bank account. Fees earned on RTs are recognized in non-interest income as a separate line item, “Refund transfer fees”. RT fees earned for the three and nine month periods ended 2007 was $370,000 and $45.8 million, respectively compared to $251,000 and $44.8 million, respectively for the same periods of 2006.

Refund Anticipation Loan Securitizations

Securitization Facility: One of the means by which the Company obtains external funds to extend RALs to customers is though a Securitization Facility. The reason for the Securitization Facility is that the balance of outstanding RALs peaks in January and early February of each year. During the peak period the amount of the RALs outstanding would result in unacceptable capital ratios if some of the RALs were not sold. The securitization provides both funds for lending and capital relief by removing some of the loans from the balance sheet through the sale. By the end of February, the balance is low enough that further RAL sales are not necessary. Because the RALs are each of a relatively small amount individually (approximately $3,100 per RAL for the 2007 season), a securitization is the most efficient method to accomplish the sale of RALs. The RAL securitization occurs during the first quarter of each year and does not remain at the end of any subsequent reporting period.

The Company has used a securitization for the last six years including 2007. The maximum amount of the securitization was set at $1.5 billion in 2007 compared to $1.1 billion in 2006, $1.0 billion in 2005 and $0.5 billion in 2004. The capacity has increased over the last few years to accommodate the increase in RAL balances each year. On December 11, 2006 the Company entered into a $1.5 billion securitization facility to finance a portion of the RALs for the 2007 season. The terms of 2007 agreement are substantially the same as the agreements used in prior years. In connection with the securitization, Company sold certain of the RALs to SBBT RAL Funding Corp., a wholly-owned special purpose entity (“RAL Funding”), which in turn sells the RALs to commercial paper conduits sponsored by financial institutions. PCBNA is the servicer of the RALs under the securitization.

Accounting Requirements for Securitization Accounting: To qualify as a sale, a transfer of assets must meet the criteria of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishing of Liabilities.” To be accounted for as a sale, SFAS 140 requires that (1) assets transferred be isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; (2) each transferee has the right to pledge or exchange the assets it received; and (3) the transferor does not maintain control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

The first requirement of SFAS 140 is satisfied through the use of a wholly-owned subsidiary of the Company, SBBT RAL Funding Corp. (“RAL Funding”). RAL Funding is a qualifying special purpose entity as defined in SFAS 140. Its articles of incorporation do not permit it to operate any other business or incur any liabilities other than those directly related to the securitization and servicing of RALs. Some of the RALs originated by the Bank are sold to RAL Funding which then sell these RALs to other banks. By the structure of the purchase agreements between the Company and this special purpose entity, the ability of the Company or its creditors to reach the assets is judged to be remote.

The second requirement of SFAS 140 is satisfied because the purchase agreements with RAL Funding and the other banks give such other banks the right to pledge or exchange the RALs.

The third requirement of SFAS 140 is satisfied because there is no requirement that the RAL Funding repurchase RALs other than those that did not meet the underwriting criteria in the purchase agreement and were therefore inadvertently included among the sold loans. RAL Funding is permitted to repurchase loans in a “clean-up call” when the remaining unpaid loans have reached a minimal amount.

The purchase agreement specifically states that it is the intention of all of the parties that the transaction between SBBT RAL Funding Corp. and the participating banks and their conduits be treated as a sale for all purposes, other than for federal and state income tax purposes, and the Company has obtained a legal opinion each year supporting the true sale and legal isolation of the transferred assets from the Company.

The Company has concluded that the loan sales satisfy the criteria for sale treatment under SFAS 140.

Securitization Operations: The securitization is managed by a primary bank, termed the “agent bank”, and four to six other participating banks. Each of the banks, agent and participating, are allocated a certain proportion of the RALs sold by the Bank. The agent and participating banks may purchase their allocated loans directly for their own portfolio or they may have their allocation purchased by subsidiary entities called conduits. These conduits purchase assets from a number of financial institutions, RALs purchased from the Bank being just one class of assets. They fund their asset purchases through the issuance of commercial paper. These conduits are referred to as multi-seller commercial paper funding conduits.

With each sale of RALs from the Company to SBBT RAL Funding Corp., an investment request is submitted to the agent bank. If approved, undivided ownership interests in the RALs will be purchased by agent and participating banks or their multi-seller commercial paper funding conduits, without recourse.

Each purchase is made at 95% of the amount of the RALs net of the deferred fees so that a 5% over-collateralization exists for the benefit of the investors. The Bank is required to remit to the investors in the securitization cash received from the IRS up to the 95% amount. Payments received in excess of the 95% figure are retained by RAL Funding.

The 2006 securitization facility was terminated on February 24, 2006 and a new securitization facility on substantially similar terms was entered into on December 11, 2006 for the 2007 RAL season. As of December 31, 2006 there were no borrowings outstanding under either securitization facility. The 2007 securitization facility was terminated on February 23, 2007.

Fees paid associated with the securitization facility include an administrative agent fee payable to the lead bank, an upfront fee, a commitment fee and a usage fee applied against the average balance of advances. There are no retained interests or servicing assets at March 31, or any subsequent reporting period.

Loans Securitized: RALs sold through the securitization must meet more restrictive underwriting criteria than the Bank’s general underwriting criteria for other loans. As a result, only a portion of RALs originated are eligible to be sold through the securitization process and loss rates for sold RALs tend to be less than loss rates of retained RALs.

Repurchase of Securitized Loans: While there is no requirement that RAL Funding repurchase RALs other than those that did not meet the underwriting criteria in the purchase agreement, under SFAS 140, the seller may repurchase a minimal amount of loans as part of a “clean-up call” to close the transaction. In practice all loans sold into the securitization are either fully repaid or repurchased by RAL Funding at the termination of the securitization in mid-February of each calendar year consistent with the terms of the Securitization Agreement. At March 31, these repurchased loans are reported in the balance sheet as RAL loans and become subject to the same charge-off criteria as RALs retained on the balance sheet since origination. As such, charge-offs and recoveries are recorded through the allowance for credit losses subsequent to the end of the first quarter of each calendar year.

A majority of the RALs repurchased are collected before the end of the first quarter. Such collections increase the gain on sale from the securitization. Repurchased RALs outstanding at the end of the first quarter are evaluated for collectibility and those deemed uncollectible are written off as a reduction of the gain on sale from the securitization. Repurchased RALs regarded as collectible are reported on the balance sheet as RALs. The Bank monitors recoveries in subsequent quarters on the repurchased RALs from the securitization and has determined these recoveries are immaterial to the financial statements at March 31 and for each subsequent reporting period. Recoveries on these RALs above the estimate at March 31 are accounted for through the allowance for credit losses. Charge-offs of these RALs over the amount estimated, taken in subsequent quarters are accounted for as losses taken against the allowance for credit losses.

Calculation of the Gain on Sale of Tax Refund Loans: The gain on sale from the RAL securitization is calculated by reference to the securitization-related cash flows received and paid. Because the securitization is active only within the first quarter of each year, there is no present value discounting of the cash flows. The cash flows involved in the securitization are as follow:

(1)	Cash is received from the investors for the principal amount of the loans less the discount for the credit enhancement;

(2)	Cash is received from the IRS for the amount of the refund and paid to the investors;

(3)	Cash is paid to the investors for the commitment and funding fees;

(4)	Cash is paid to the investors to repurchase outstanding loans at the termination of the securitization as a “cleanup call;” and

(5)	Cash received from the IRS subsequent to the termination of the securitization representing collections on the repurchased loans

More cash is received from the IRS for (2) than is paid to the investors for (3) by the amount of the discount and it is equivalent to the finance charge or fee paid by the RAL customer for the loan. In the table below this excess is reported as RAL fees. Cash paid for (3) is reported as fees paid to the investor and commitment fees paid. Cash paid for (4) less the amount received from the IRS for (5) is reported as credit losses in the table below. The total for credit losses is also reduced by an estimate of the repurchased loans which are unpaid at any March 31, are still expected to be paid during the remainder of the year.

Below is a summary of the gain on sale of RAL loans sold into the securitizations for the nine month periods ended September 30, 2007 and 2006:

	For the Nine-Month Periods Ended September 30,
	2007	2006

	(dollars in thousands)

RAL fees received on securitized loans	$ 59,969	$ 60,867
Fees paid to investor	(2,383)	(1,796)
Commitment fees paid	(1,575)	(1,155)
Credit losses	(14,189)	(14,753)

Net gain on sale of RALs	$ 41,822	$ 43,163

9.     DEPOSITS

The following table represents deposit balances by type:

	September 30, 2007	December 31, 2006	September 30, 2006

	(dollars in thousands)

Non-interest bearing deposits	$1,067,401	$1,079,152	$1,075,252

Interest-bearing deposits:
NOW accounts	1,142,055	1,186,352	1,140,881
Money market deposit accounts	812,654	630,155	635,488
Other savings deposits	266,651	275,910	301,739
Time certificates of $100,000 or more	987,480	1,136,762	1,028,796
Other time deposits	572,406	738,070	750,176

Total deposits	$4,848,647	$5,046,401	$4,932,332

As of September 30, 2007, there are $83.0 million of broker certificates of deposit included in other time deposits.

Interest expense on deposits by type consisted of the following:

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2007	2006	2007	2006

	(dollars in thousands)

NOW accounts	$ 6,605	$ 6,093	$ 19,084	$ 16,595
Money market deposit accounts	7,602	5,868	19,345	14,790
Other savings deposits	888	927	2,603	2,783
Time certificates of $100,000 or more	11,436	11,053	38,290	30,774
Other time deposits	5,868	6,826	19,914	19,189

Total interest on deposits	$ 32,399	$ 30,767	$ 99,236	$ 84,131

10.     LONG-TERM DEBT AND OTHER BORROWINGS

The following is a summary of long-term debt and other borrowings:

	September 30, 2007	December 31, 2006

	(dollars in thousands)

Federal Home Loan Bank advances	$ 1,127,154	$ 1,088,203
Federal Reserve Bank Treasury Tax & Loan deposits and short term advances	106,020	104,492
Subordinated debt issued by the Bank	121,000	121,000
Subordinated debt issued by the Company	77,819	78,009

Total Long-term debt and other borrowings	1,431,993	1,391,704
Obligation under capital lease	9,635	9,468

Total	$ 1,441,628	$ 1,401,172

11.     OTHER POSTRETIREMENT BENEFITS

All eligible retirees may obtain health insurance coverage through the Company’s Retiree Health Plan. The Company is required to recognize its portion of the cost of the benefits as the eligible retirees earn them rather than when the benefits are paid. The commitment is recognized in the financial statements. For a detailed explanation see Note 15, “Other Postretirement Benefits” of the Consolidated Financial Statements in the 2006 10-K.

The following table summarizes the expense recognized for postretirement benefits:

	For the Three- Month Periods Ended September 30,		For the Nine- Month Periods Ended September 30,
	2007	2006	2007	2006

	(dollars in thousands)

Service cost	$ 346	$ 427	$ 1,039	$ 1,280
Interest cost	280	266	839	799
Return on assets	(191)	(167)	(574)	(500)
Amortization cost	11	90	32	271

Total	$ 446	$ 616	$ 1,336	$ 1,850

At the end of each year, the Company contracts a third party to analyze the adequacy of the Company’s required reserves for postretirement benefits and to forecast the postretirement benefit expense for the following year. As of September 30, 2007 and 2006, the Company has recorded a liability for the reserve of postretirement benefits of $8.6 million and $5.6 million, respectively.

12.     INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. This Interpretation provides guidance for accounting and disclosure for uncertainty in tax provisions and for the recognition and measurement related to the accounting for income taxes.

The adoption of FIN 48 did not have a material effect to the Company’s financial statements. The Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements and therefore, the Company has not included additional disclosure regarding an outstanding commitment to the IRS or various state taxing authorities.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Pursuant to the statute of limitations, the Company is open to audit by the Internal Revenue Service (“IRS”) for 2004-2006 tax years and by various state taxing authorities for 2003-2006 tax years. However, the Company currently does not have any examinations in progress or any inquiries from the IRS or states that would cause the Company to record an additional tax liability. The Company anticipates no material changes in the Company’s unrecognized tax positions.

The Company may from time to time be assessed interest or penalties by various tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has an assessment from a taxing authority, it is the Company’s accounting policy to recognize any interest and penalties as a component of income tax expense.

13.     COMMITMENTS AND CONTINGENCIES

Leasing of Premises

The Company leases the majority of its locations. Substantially all of these leases contain multiple renewal options and provisions for increases to lease payments. As of September 30, 2007, the minimum obligations under non-cancelable leases for the next five years and thereafter are shown in the table below. These amounts are not adjusted for the contractual obligations of sub-tenants due to the Company. Sub-tenants’ lease obligations to the Company were approximately $2.1 million at September 30, 2007. Approximately 65% of these payments are due to the Company over the next three years. The following table summarizes the contractual lease obligations:

	September 30, 2007					As of December 31, 2006

	Less than one year	One to three years	Three to five years	More than five years	Total

(dollars in thousands)

Non-cancelable leases	$ 11,909	$ 15,974	$ 10,587	$ 12,415	$ 50,885	$ 52,799
Capital leases	344	878	906	23,922	26,050	26,308

Total	$ 12,253	$ 16,852	$ 11,493	$ 36,337	$ 76,935	$ 79,107

Legal Matters

The Company has been a defendant in a class action lawsuit brought on behalf of persons who entered into a refund anticipation loan application and agreement (the “RAL Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on March 18, 2003 in the Superior Court in San Francisco, California as Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A., and Jackson-Hewitt, Inc. The Company is a party to a separate cross-collection agreement with each of the other RAL lenders by which it agrees to collect sums due to those other lenders on delinquent RALs by deducting those sums from tax refunds due to its RAL customers and remitting those funds to the RAL lender to whom the debt is owed. This cross-collection procedure is disclosed in the RAL Agreement with the RAL customer and is specifically authorized and agreed to by the customer. The plaintiff does not contest the validity of the debt, but contends that the cross-collection is illegal and requests damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. Venue for this suit was changed to Santa Barbara. The Company filed an answer to the complaint and a cross complaint for indemnification against the other RAL lenders. On May 4, 2005, a superior court judge in Santa Barbara granted a motion filed by the Company and the other RAL lenders, which resulted in the entry of a judgment in favor of the Company dismissing the suit. The plaintiffs filed an appeal. On September 29, 2006, the Court of Appeal, in a 2-1 decision, issued an opinion which held that the claims in the Complaint that the Company had violated certain California consumer protection laws were not preempted by Federal law and regulations. The Company and the Cross-Defendants filed a petition for writ of certiorari with the United States Supreme Court seeking to reverse the Court of Appeal’s opinion. The petition was denied. The plaintiff filed an amended complaint in the superior court. The Company filed a demurrer to the cause of action in the amended complaint based on the California Legal Remedies Act. The superior court granted the demurrer without leave to amend. The plaintiff has filed a petition for writ of mandate with the Court of Appeal seeking to reverse the superior court’s decision. The plaintiff’s other causes of action remain pending. The Company continues to believe that there is no merit to the claims made in this action and intends to vigorously defend itself.

The Company is involved in various lawsuits of a routine nature that are being handled and defended in the ordinary course of the Company’s business. The expenses incurred in connection with the Company’s resolution of these lawsuits will not have a material impact on the Company’s financial position, results of operations, or cash flows in the opinion of management.

14.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

As mentioned in Note 1, Summary of Significant Accounting Policies, the Company has not yet adopted SFAS 157, “Fair Value Measurements”. However, the Company is fulfilling the disclosure requirements of SFAS 157, utilizing SFAS 107, “Disclosures about Fair Value of Financial Instruments” guidance in calculating the fair values.

There are several factors that users of these financial statements should keep in mind regarding the fair values disclosed in this note. First, there are uncertainties inherent in the process of estimating the fair value of certain financial instruments. Second, the Company must exclude from its estimate of the fair value of deposit liabilities any consideration of its on-going customer relationships that provide stable sources of investable funds. The assumptions used to estimate the fair value of each class of financial instruments are disclosed in the Company’s 2006 10-K in Note 24, “Disclosures about Fair Value of Financial Instruments”.

The carrying amount and estimated fair values of the Company’s financial instruments as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(dollars in thousands)

Assets:
Cash and due from banks	$ 163,418	$ 163,418	$ 154,182	$ 154,182
Resale agreements and federal funds sold	87,400	87,400	—	—
Securities available-for-sale	976,161	976,161	1,167,142	1,167,142
Net loans	5,522,837	5,387,223	5,654,162	5,523,753
Servicing rights	1,775	2,437	1,861	1,861

Total financial assets	6,751,591	6,616,639	6,977,347	6,846,938

Liabilities:
Deposits	4,848,647	4,841,654	5,046,401	5,037,103
Long-term debt and other borrowings	1,441,628	1,447,265	1,401,172	1,387,966
Repurchase agreements and federal funds purchased	246,293	241,012	356,352	354,457

Total financial liabilities	6,536,568	6,529,931	6,803,925	6,779,526

Net	$ 215,023	$ 86,708	$ 173,422	$ 67,412

15.     SEGMENT REPORTING

As of September 30, 2007, the Company had five lines of business for Management reporting purposes including Community Banking, Commercial Banking, RAL/RT Programs, Wealth Management, and All Other. Interest income and interest expense for segment reporting are presented on a fully taxable equivalent (“FTE”) basis. The reported financial results for each segment are based on management accounting assumptions that drive balance sheet and income statement items based on the type of customers, products and services offered. If the Management structure and/or allocation process changes, then allocations, transfers and assignments may change.

Customers and services from which revenues are derived and the calculation of funds transfer pricing for each segment reported is disclosed within the Company’s 2006 10-K’s Consolidated Financial Statements, Note 25, “Segment Reporting”.

Segment Disclosure

The following table presents information for each segment regarding assets, profit or (loss), and specific items of revenue and expense that are critical measure of each segments profit or (loss) as viewed by the Chief Executive Officer. The All Other segment includes the operating and support units.

	For the Three-Month Period Ended September 30, 2007
	Community Banking	Commercial Banking	RAL/RT Programs	Wealth Management	All Other	Total

	(dollars in thousands)

FTE interest income	$ 52,715	$ 45,732	$ 112	$ 21	$ 16,818	$ 115,398
FTE interest expense	27,237	—	693	—	26,761	54,691

Net interest income	25,478	45,732	(581)	21	(9,943)	60,707

Provision for credit losses	2,534	(516)	22,383	—	—	24,401
Non-interest income	8,351	676	560	6,053	1,630	17,270
Non-interest expense	13,312	2,110	2,773	2,400	31,580	52,175

Direct income before tax	17,983	44,814	(25,177)	3,674	(39,893)	1,401

Indirect allocations
Net credit (charge) for funds	15,985	(29,844)	284	795	12,780	—

Net income (loss) before tax	$ 33,968	$ 14,970	$ (24,893)	$ 4,469	$ (27,113)	$ 1,401

Total assets	$3,072,203	$ 2,328,343	$ 2,815	$ 11,616	$1,872,099	$7,287,076

	For the Three-Month Period Ended September 30, 2006
	Community Banking	Commercial Banking	RAL/RT Programs	Wealth Management	All Other	Total

	(dollars in thousands)

FTE interest income	$ 57,175	$ 39,696	$ 121	$ —	$ 18,043	$ 115,035
FTE interest expense	25,204	—	1,059	186	24,407	50,856

Net interest income	31,971	39,696	(938)	(186)	(6,364)	64,179

Provision for credit losses	7,131	(850)	(9,000)	—	—	(2,719)
Non-interest income	8,273	536	683	5,733	2,112	17,337
Non-interest expense	16,100	1,899	1,050	2,668	35,372	57,089

Direct income before tax	17,013	39,183	7,695	2,879	(39,624)	27,146

Indirect allocations
Net credit (charge) for funds	15,296	(25,016)	1,396	227	8,097	—

Net income (loss) before tax	$ 32,309	$ 14,167	$ 9,091	$ 3,106	$ (31,527)	$ 27,146

Total assets	$2,952,214	$1,947,633	$ 14,428	$ 9,455	$2,301,775	$7,225,505

	For the Nine-Month Period Ended September 30, 2007
	Community Banking	Commercial Banking	RAL/RT Programs	Wealth Management	All Other	Total

	(dollars in thousands)

FTE interest income	$ 175,772	$ 129,517	$ 118,568	$ 44	$ 51,408	$ 475,309
FTE interest expense	78,730	—	11,804	—	79,027	169,561

Net interest income	97,042	129,517	106,764	44	(27,619)	305,748

Provision for credit losses	14,301	234	93,959	—	—	108,494
Non-interest income	48,323	2,227	94,062	18,372	7,387	170,371
Non-interest expense	45,254	7,151	67,002	7,891	96,834	224,132

Direct income before tax	85,810	124,359	39,865	10,525	(117,066)	143,493

Indirect allocations
Net credit (charge) for funds	46,409	(85,313)	(3,719)	1,374	41,249	—

Net income (loss) before tax	$ 132,219	$ 39,046	$ 36,146	$ 11,899	$ (75,817)	$ 143,493

Total assets	$3,072,203	$ 2,328,343	$ 2,815	$ 11,616	$1,872,099	$7,287,076

	For the Nine-Month Period Ended September 30, 2006
	Community Banking	Commercial Banking	RAL/RT Programs	Wealth Management	All Other	Total

	(dollars in thousands)

FTE interest income	$ 160,658	$ 112,258	$ 118,437	$ —	$ 57,089	$ 448,442
FTE interest expense	66,690	—	8,018	786	61,093	136,587

Net interest income	93,968	112,258	110,419	(786)	(4,004)	311,855

Provision for credit losses	13,662	1,431	36,290	—	—	51,383
Non-interest income	24,931	1,691	97,821	14,700	4,382	143,525
Non-interest expense	49,511	5,867	76,521	5,941	110,687	248,527

Direct income before tax	55,726	106,651	95,429	7,973	(110,309)	155,470

Indirect allocations
Net credit (charge) for funds	48,354	(68,214)	6,976	951	11,913	—

Net income (loss) before tax	$ 104,080	$ 38,437	$ 102,425	$ 8,924	$ (98,396)	$ 155,470

Total assets	$2,952,214	$ 1,947,633	$ 14,428	$ 9,455	$2,301,775	$7,225,505

The following table reconciles total interest income and net income before tax for all segments to total interest income and income before provision for income taxes in the Consolidated Financial Statements. For purposes of performance measurement in the segment disclosure above, income from tax-exempt securities, loans, and leases are reported on a fully taxable equivalent basis. Interest income and income before provision for income taxes reported in the Consolidated Statements of Income exclude a tax equivalent adjustment that reflects interest earned on certain municipal securities and loans that are exempt from Federal income tax. While useful to Management, this FTE adjustment to recognize the tax-exempt nature of these instruments is not in accordance with GAAP. Consequently, the table below shows the tax equivalent adjustment as a reconciling item between total interest income and net income before tax for the segments and the corresponding amounts reported in the Consolidated Statements of Income.

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2007	2006	2007	2006

	(dollars in thousands)

Total FTE interest income for reportable segments	$ 115,398	$ 115,035	$ 475,309	$ 448,442
Elimination of taxable equivalent adjustment	(739)	(1,556)	(3,535)	(4,668)

Reported total interest income	$ 114,659	$ 113,479	$ 471,774	$ 443,774

Total net income before tax for reportable segments	$ 1,401	$ 27,146	$ 143,493	$ 155,470
Elimination of taxable equivalent adjustment	(739)	(1,556)	(3,535)	(4,668)

Reported income before provision for income taxes	$ 662	$ 25,590	$ 139,958	$ 150,802

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

BUSINESS

Pacific Capital Bancorp (“PCB”) is a bank holding company. All references to “the Company” apply to PCB and its subsidiaries on a consolidated basis. The Company’s organizational structure and description of services are discussed in Item 1, “Business” and in Note 1, “Summary of Significant Accounting Policies” of the Company’s Consolidated Financial Statements in the 2006 Annual Report on Form 10-K (“2006 10-K”) and should be read in conjunction with this Quarterly Report on Form 10-Q (“10-Q”). Terms and acronyms used throughout this document are defined in the glossary on pages 56 through 57.

On November 1, 2007, the Company announced that PCBNA has signed a definitive Asset Purchase Agreement to acquire the assets of R.E. Wacker Associates, Inc., a San Luis Obispo, California-based registered investment advisor. The transaction will close in early January 2008. R.E. Wacker manages assets in excess of $423 million and provides personal and financial investment advisory services to individuals, families and fiduciaries. R.E. Wacker Associates will become a wholly-owned subsidiary of Pacific Capital Bank N. A. (“PCBNA”). PCBNA will pay approximately $6.9 million for the assets of the firm. The clients of R.E. Wacker will continue to be served by the same principal and support staff.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies for balance sheet and income statement accounts are disclosed in the 2006 10-K, Note 1, “Summary of Significant Accounting Policies” and in the “Critical Accounting Polices” section of the Management’s Discussion & Analysis (“MD&A”) of the 2006 10-K. Management believes that these polices are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements. These policies relate to areas of the financial statements that involve estimates and judgments made by management. These include: provision and allowance for credit losses, accounting for income taxes and securities, goodwill and other intangible assets, revenue recognition on loans, and certain estimates used for the RAL/RT programs. These critical accounting policies are discussed in detail in the Company’s 2006 10-K, including a description of how the estimates are determined and an indication of the consequences of an over or under estimate. Although Management believes these estimates and assumptions to be reasonably accurate, actual results may differ.

OVERVIEW

Net income for the third quarter of 2007 was $3.9 million, or $0.08 per diluted share, compared with net income of $16.8 million, or $0.36 per diluted share, reported for the third quarter of 2006. Excluding the impact of the Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) programs, net income for the third quarter of 2007 was $18.4 million, or $0.39 per diluted share, compared with net income of $12.3 million, or $0.26 per diluted share, reported for the third quarter of 2006.

The significant factors impacting net income for the third quarter of 2007 and the nine months ended September 30, 2007 were:

■	A $22.4 million increase to provision for credit losses for RALs due to higher than anticipated tax preparer and tax filer fraud experienced in the program in 2007;

■

Continued strong loan growth of $362.9 million or 7.0% since December 31, 2006, excluding the sale of the leasing and indirect auto loan portfolio sales. This growth was primarily in the construction and residential real estate product lines of 22.2% and 16.8%, respectively, and replaces approximately 70.0% of the reduction from the two loan portfolio sales in the first half of 2007;

■

A challenging interest rate environment that continued to compress net interest margins, and resulted in a decrease in the quarter’s fully tax-equivalent basis (“FTE”) net interest margin to 3.65% compared to 3.90% for the same period 2006;

■	Continued stable core bank portfolio credit quality. Excluding RALs, nonperforming assets were 0.36% of total assets for the quarter;

■

A decrease in non-interest expense of $4.9 million or 8.6% when comparing the third quarter of 2007 to 2006 and a decrease of $24.4 million or 9.8% for year to date 2007 compared to 2006 as a result of the Company’s strategic initiative to control expenses. The following table summarizes the Company’s improved efficiency ratios which are partially the result of the declines in non-interest expenses:

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2007	2006	2007	2006
Non-interest expense as a percentage of average assets - Consolidated	0.72%	0.80%	2.96%	3.49%
Operating efficiency ratio - Consolidated	66.92%	70.04%	47.27%	54.59%

Non-interest expense as a percentage of average assets - Core Bank	0.71%	0.81%	2.28%	2.57%
Operating efficiency ratio - Core Bank	63.34%	68.53%	57.48%	69.64%

Non-interest expense as a percentage of average assets - RAL	1.10%	0.44%	9.88%	17.82%
Operating efficiency ratio - RAL	N/A	N/A	33.36%	36.75%

The impact to the Company from these items and others will be discussed in more detail throughout the analysis sections of this report as they pertain to the Company’s overall comparative performance for the quarter and year to date periods ended September 30, 2007.

Segments

PCB operates under five lines of business for management reporting including Community Banking, Commercial Banking, RAL/RT Programs, Wealth Management and All Other. A description of the segments, financial results and allocation methodology is discussed in the Company’s Consolidated Financial Statements within the 2006 10-K, Note 25, “Segment Reporting” and in the Company’s 10-Q, Note 15, “Segment Reporting” in the Consolidated Financial Statements.

RESULTS OF OPERATIONS – THIRD QUARTER COMPARISON

HIGHLIGHTS

Net income for the three months ended September 30, 2007 was $3.9 million, a decrease of $12.9 million or 77.1% compared to third quarter 2006. This decrease is mostly attributable to the RAL/RT programs. Net income for the RAL/RT programs declined to ($14.6) million from $4.5 million for the third quarter of 2006, a decrease of $19.0 million. Net income for the three months ended September 30, 2007 for the Company excluding RAL/RT increased $6.1 million to $18.4 million from $12.3 million for the comparable period of 2006. The $6.1 million increase was largely driven by a reduction in non-interest expense of $6.6 million.

Total net interest income decreased slightly by $2.7 million or 4.2% to $60.0 million for the third quarter 2007 compared to $62.6 million for the third quarter of 2006. The decrease in net interest income is mostly attributable to higher interest rates paid on deposits and other borrowings.

Overall credit quality of the loan portfolio (excluding RAL) remained stable in the third quarter of 2007. Total net loan charge-offs increased by $32.9 million to $27.6 million or 1.98% of average total loans in the third quarter of 2007 from $(5.3) million of average total loans in the third quarter of 2006. Excluding the impact of the RAL loans, net charge-offs for the third quarter of 2007 decreased by $528,000 or 14.2% to $3.2 million compared to $3.7 million for the third quarter of 2006. Total provision for credit losses increased to $24.4 million for the third quarter of 2007 compared to ($2.7) million for the third quarter of 2006. Loan loss provision excluding RAL, decreased by $4.3 million or 67.9%, to $2.0 million for the third quarter of 2007 compared to the same period 2006. This decrease was primarily due to the sale of the two higher risk leasing and indirect auto loan portfolios in the second quarter of 2007.

Total non-interest expenses decreased $4.9 million or 8.6% from $57.1 million for the third quarter of 2006 compared to $52.2 million for the third quarter of 2007. This decrease is a result of the Company’s continued strategic efforts to control expenses and increase the operating efficiency of the Company.

NET INTEREST INCOME AND NET INTEREST MARGIN

The Company’s primary source of earnings is net interest income. Net interest income is the difference between the interest earned on the loans and securities portfolios and the interest paid on deposits and wholesale borrowings. The Company’s net interest margin is reported on a FTE basis. A tax equivalent adjustment is added to reflect interest earned on certain municipal securities and loans that are exempt from Federal income tax.

Net Interest Income

Total net interest income decreased by $2.7 million or 4.2% to $60.0 million for the third quarter of 2007 compared to $62.6 million for the third quarter of 2006. The decline in interest income is primarily attributable to the impact of higher funding costs incurred to support loan growth offset by increased interest income provided by the growth in loans.

Interest Income

The following table presents a summary of interest income for the three month periods ended September 30, 2007 and 2006:

	For the Three-Month Periods Ended September 30,
			Change
	2007	2006	$	%

	(dollars in thousands)

Interest income:
Loans	$ 101,404	$ 99,804	$ 1,600	1.6%
Securities	11,736	13,600	(1,864)	(13.7%)
Federal funds sold and securities purchased under agreements to resell	1,519	75	1,444	—

Total interest income	$ 114,659	$ 113,479	$ 1,180	1.0%

Interest income for the third quarter 2007 increased by $1.2 million or 1.0% compared to 2006 primarily due to increased interest income from loans of $1.6 million. This increase was partially offset by decreased interest income from investments of $1.9 million. The increase in loan interest income is primarily due to increased income from nonresidential real estate, residential real estate and commercial loans of $7.0 million, $2.3 million and $2.3 million, respectively which was partially offset by declines in interest income of $10.0 million due to the sale of the leasing and indirect auto loan portfolios. Interest income decreased by $1.9 million or 13.7% due to the sale of certain securities in the first quarter of 2007. These securities were Commercial Mortgage Obligations (“CMO”) and U.S. Agency securities from the “2003 and 2004 leveraging portfolio”. Interest income on CMO’s declined $4.3 million for the comparable periods. Interest income from U.S. agency securities increased $2.7 million for the third quarter 2007 compared to 2006 as the Company invested the proceeds from the sold CMO and U.S. Agency securities in new U.S. Agency securities.

Interest Expense

The following table represents the three month comparable periods of interest expense:

	For the Three-Month Periods Ended September 30,
			Change
	2007	2006	$	%

	(dollars in thousands)

Interest expense:
Deposits	$ 32,399	$ 30,767	$ 1,632	5.3%
Securities sold under agreements to repurchase and federal funds purchased	3,450	3,915	(465)	(11.9%)
Long-term debt and other borrowings	18,842	16,174	2,668	16.5%

Total interest expense	$ 54,691	$ 50,856	$ 3,835	7.5%

Interest expense for the third quarter of 2007 increased by $3.8 million or 7.5%, to $54.7 million compared to 2006. This increase is primarily due to an increase in interest rates on wholesale funding used to support loan growth combined with an increase of rates paid on deposits. Interest expense from borrowings increased by $2.7 million for the comparable three months period while higher balances and interest rates paid on interest bearing deposits contributed $1.6 million of the increase to interest expense. The increase in interest expense paid on deposits was primarily due to an increase of $1.2 million of interest expense paid on money market deposit accounts.

The following tables set forth the changes in average balances and interest income and expense and the portions of those changes in income and expense attributable to changes in rate and volume:

Distribution of Average Assets, Liabilities, and Shareholders’ Equity and Related Interest Income, Expense, and Rates – Fully Tax Equivalent Basis – Quarter to Date Periods

	For the Three-Month Periods Ended September 30,
	2007			2006
	Balance	Income	Rate	Balance	Income	Rate

	(dollars in thousands)

Assets:
Federal funds sold and short-term investments	$ 115,006	$ 1,519	5.24%	$ 6,253	$ 75	4.76%
Securities:
Taxable	754,002	8,940	4.70%	1,039,501	10,778	4.11%
Non-taxable	206,790	3,498	6.77%	209,185	4,283	8.19%

Total securities	960,792	12,438	5.15%	1,248,686	15,061	4.79%

Loans:
Commercial (including leasing)	1,088,061	24,320	8.87%	1,283,405	29,043	8.98%
Real estate-multi family & nonresidential	2,438,997	44,062	7.23%	2,123,551	39,940	7.52%
Real estate-residential 1-4 family	1,379,669	20,469	5.93%	1,077,432	15,292	5.68%
Consumer	613,026	12,528	8.11%	786,019	15,569	7.86%
Other	2,911	62	8.45%	2,886	55	7.56%

Total loans (1)	5,522,664	101,441	7.33%	5,273,293	99,899	7.55%

Total earning assets	6,598,462	115,398	6.94%	6,528,232	115,035	6.99%

SFAS 115 Market Value Adjustment	11,728			(16,616)
Non-earning assets	639,824			636,998

Total assets	$ 7,250,014			$ 7,148,614

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$ 2,202,366	15,095	2.72%	$ 2,110,369	12,888	2.42%
Time certificates of deposit	1,560,697	17,304	4.40%	1,725,203	17,879	4.11%

Total interest-bearing deposits	3,763,063	32,399	3.42%	3,835,572	30,767	3.18%

Borrowed funds:
Repos and Federal funds purchased	279,404	3,450	4.90%	313,708	3,915	4.95%
Other borrowings	1,409,366	18,842	5.30%	1,231,836	16,174	5.21%

Total borrowed funds	1,688,770	22,292	5.24%	1,545,544	20,089	5.16%

Total interest-bearing liabilities	5,451,833	54,691	3.98%	5,381,116	50,856	3.75%

Non-interest-bearing demand deposits	1,020,983			1,096,877
Other liabilities	106,588			78,882
Shareholders’ equity	670,610			591,739

Total liabilities and shareholders’ equity	$ 7,250,014			$ 7,148,614

Interest income/earning assets			6.94%			6.99%
Interest expense/earning assets			3.29%			3.09%

Tax equivalent net interest income/margin		60,707	3.65%		64,179	3.90%
Provision for credit losses charged to operations/earning assets		24,401	1.47%		(2,719)	(0.17)%

Net interest margin after provision for credit losses on tax equivalent basis		36,306	2.18%		66,898	4.07%
Less: tax equivalent income included in interest income from non-taxable securities and loans		739	0.04%		1,556	0.10%

Net interest income after provision for credit loss		$ 35,567	2.14%		$ 65,342	3.97%

Loan information excluding RALs:
Consumer loans other than RALs	$ 584,697	$ 12,416	8.42%	$ 777,418	$ 15,448	7.88%
Loans other than RALs	$ 5,494,335	$ 101,329	7.32%	$ 5,264,692	$ 99,779	7.52%

(1) Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Volume and Rate Variance Analysis of Net Interest Income – Tax Equivalent Basis – Quarter to Date Periods

	For the Three-Month Periods Ended September 30, September 30, 2007 vs. September 30, 2006
	Change in Average Balance	Change in Income/ Expense (1)	Rate (2)	Volume (2)

Increase (decrease) in:	(dollars in thousands)

Assets:
Money market instruments:
Federal funds sold and short-term investments	$108,753	$1,444	$9	$1,435
Securities:
Taxable	(285,499)	(1,838)	1,400	(3,238)
Non-taxable	(2,395)	(785)	(737)	(48)

Total securities	(287,894)	(2,623)	663	(3,286)

Loans:
Commercial (including leasing)	(195,344)	(4,723)	(352)	(4,371)
Real estate-multi family & nonresidential	315,446	4,122	(1,615)	5,737
Real estate-residential 1-4 family	302,237	5,177	702	4,475
Consumer	(172,993)	(3,041)	481	(3,522)
Other	25	7	7	—

Total loans	249,371	1,542	(777)	2,319

Total earning assets	$70,230	363	(105)	468

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$91,997	2,207	1,633	574
Time certificates of deposit	(164,506)	(575)	1,205	(1,780)

Total interest-bearing deposits	(72,509)	1,632	2,838	(1,206)

Borrowed funds:
Repos and Federal funds purchased	(34,304)	(465)	(40)	(425)
Other borrowings	177,530	2,668	285	2,383

Total borrowed funds	143,226	2,203	245	1,958

Total interest-bearing liabilities	$70,717	3,835	3,083	752

Tax equivalent net interest income		$(3,472)	$(3,188)	$(284)

Loans excluding RALs	$229,643	$1,550	$(2,710)	$4,260
Consumer loans excluding RALs	$(192,721)	$(3,032)	$1,001	$(4,033)

(1)      Income and yield calculations are presented on a fully taxable equivalent basis.

(2)      The change not solely due to volume or rate has been prorated into rate and volume components.

The pro-ration is done based on the relative amounts of the rate and volume variances prior to the pro-ration.

PROVISION FOR CREDIT LOSSES

Quarterly, the Company determines the amount of allowance for credit losses adequate to provide for probable losses inherent in the loan and lease portfolios. This net change in the required allowance for credit losses net of current period loan charge offs and recoveries determines the Company’s provision for credit losses. For a detailed discussion of the Company’s allowance for credit losses, refer to the “Allowance for credit losses” discussion in the 2006 10-K.

Provision for credit losses increased by $27.1 million for the third quarter of 2007 compared to the third quarter of 2006. The increased provision is due to the RAL program. The 2007 RAL season experienced significant increased impact from taxpayer and tax preparer fraud resulting in additional RAL loan losses based on information received in October 2007. The Company incurred larger than anticipated losses as a result of improved fraud screening by the Internal Revenue Service (“IRS”) in 2007. The IRS made changes to its fraud detection system and penalty collection practices for the 2007 tax season which have both contributed to the increased losses on RALs. The provision for credit losses excluding RALs declined by $4.3 million in the third quarter of 2007 compared to the same quarter in 2006 mostly a result of the sale of the higher risk indirect auto and leasing portfolios in the second quarter of 2007.

NON-INTEREST INCOME

Non-interest income primarily consists of fee income received from servicing deposit relationships, trust and investment advisory fees, RT fees earned from processing tax refunds, fees and commissions earned on certain transactions and gains/losses on the sale of assets.

Non-interest income was $17.3 million for both the third quarters of 2007 and 2006. Increased income from service charges on deposits and trust and investment advisory fees in the third quarter of 2007 compared to 2006 were offset mostly by lower other income due to a death benefit proceed of $985,000 received in the third quarter of 2006 from bank owned life insurance.

The table below summarizes the changes in non-interest income for the three month period ended September 30, 2007 and 2006. The death benefits received in 2006 are included in “Other income.”

	For the Three-Month Periods Ended September 30,
			Change
	2007	2006	$	%

	(dollars in thousands)

Non-interest income:
Trust and investment advisory fees	$ 6,009	$ 5,681	$ 328	5.8%
Service charges on deposit accounts	4,446	4,187	259	6.2%
Other service charges, commissions and fees	4,105	4,299	(194)	(4.5%)
Refund transfer fees	370	251	119	47.4%
Net (loss) on securities transactions, net	5	4	1	25.0%
Other income	2,335	2,915	(580)	(19.9%)

Total non-interest income	$ 17,270	$ 17,337	$ (67)	(0.4%)

NON-INTEREST EXPENSES

The following table summarizes the changes in non-interest expenses:

	For the Three-Month Periods Ended September 30,
			Change
	2007	2006	$	%

	(dollars in thousands)

Non-interest expense:
Salaries and benefits	$ 26,987	$ 29,127	$ (2,140)	(7.3%)
Net occupancy expense	5,552	4,876	676	13.9%
Equipment rental, depreciation, and maintenance	2,224	2,903	(679)	(23.4%)
Other expense	17,412	20,183	(2,771)	(13.7%)

Total non-interest expense	$ 52,175	$ 57,089	$ (4,914)	(8.6%)

The Company’s non-interest expenses decreased by $4.9 million to $52.2 million for the third quarter of 2007 compared to the third quarter of 2006. The key drivers in this decline are discussed below.

Salaries and Benefits

Total salaries and benefits decreased by $2.1 million to $27.0 million for the three months ended September 30, 2007 compared to $29.1 million for the same period in 2006. A portion of the decrease is due to the Company’s strategic decision to realign product lines and the associated personnel. In addition, the Company benefited in the third quarter of 2007 compared to 2006 from reduced workers compensation claims. The Company is partially self insured and a decline in claims over the last several years allowed the Company to reduce its required claim reserve by $1.3 million during the third quarter of 2007 compared to 2006.

Net Occupancy Expense

Net occupancy expense increased by $676,000 or 13.9% in the third quarter of 2007 compared to the third quarter of 2006. This increase is a result of additional locations. The Company opened new commercial and wealth management offices in adjacent markets along with two new retail branches in Morgan Hill and Paso Robles.

Other Expenses

The table below summarizes the significant components of other expenses for the three month periods ended September 30, 2007 compared to 2006:

	For the Three-Month Periods Ended September 30,
			Change
	2007	2006	$	%

	(dollars in thousands)

Software	$ 3,437	$ 5,583	$(2,146)	(38.4%)
Professionals and consultants	3,403	5,323	(1,920)	(36.1%)
Telephone	1,121	976	145	14.9%
Disaster Recovery Expense	688	128	560	437.5%
Operating Losses	611	426	185	43.4%
Marketing	581	1,092	(511)	(46.8%)
Developers Performance Fees	484	(767)	1,251	(163.1%)

Other expense decreased $2.8 million or 13.7%, to $17.4 million for the three months ended September 30, 2007 compared to $20.2 million for the same period in 2006. The decrease in other expenses is due to the Company’s strategic cost cutting efforts. Total software depreciation declined for the comparable period 2007 due to write-downs of obsolete software in 2006. In addition, the third quarter of 2006 benefited from positive changes to developers performance fees of $1.3 million compared to 2007. Developers performance fees are fees paid to tax preparers related to the volume of RAL/RT products.

PROVISION FOR INCOME TAXES

Provision for income taxes for the third quarter of 2007 is ($3.2) million compared to $8.8 million in the third quarter of 2006. The significant decrease for the comparable quarters of $12.0 million is mostly attributable to the increased benefit to taxes from the increase in provision for credit losses in the RAL program. The tax benefit from this expense was calculated at the statutory rate of 42.05% and accounts for $13.8 million of the decrease.

RESULTS OF OPERATIONS – NINE MONTH COMPARISON

HIGHLIGHTS

Net income for the nine months ended September 30, 2007 declined to $88.7 million or 7.3% from $95.7 million for the comparable period of 2006. This decrease is attributable to the RAL/RT programs. Year to date net income for RAL/RT declined by $32.2 million or 58.2% for the nine months ended September 30, 2007 compared to the same period of 2006. Net income for the nine months ended September 30, 2007 excluding the RAL/RT programs increased $25.2 million to $65.6 million from $40.4 million for the comparable period of 2006. This increase was largely driven by the gain on sale of $24.3 million from the leasing portfolio in June 2007 and a reduction in non-interest expense of $14.9 million for the year to date 2007 compared to 2006.

The decrease in net income for the RAL/RT program is due to an increase in provision for credit losses of $57.7 million for the year to date period 2007 compared to 2006. The 2007 RAL season was impacted by lower than anticipated IRS refund payments due to increased instances of tax preparer and RAL customer tax return fraud.

Net interest income was $302.2 million for the nine months ended September 30, 2007 compared to $307.2 million for the nine months ended September 30, 2006 a decrease of $5.0 million. Of this decline, $3.7 million was due to a decline in net interest income from RAL/RT.

Net interest margin for the nine months ended September 30, 2007 was 5.75% compared with 6.33% for the nine months ended September 30, 2006. The decrease in net interest margin was primarily a result of increased funding costs.

Net loan charge-offs increased by $62.4 million to $113.1 million for the nine months ended September 30, 2007 compared to $50.7 million for the nine months ended September 30, 2006. The majority of this increase is attributed to increased RAL net charge-offs of $58.4 million from $35.5 million for the year to date 2006 to $94.0 million for the year to date 2007. Net loan charge-offs excluding the impact of the RAL Program, increased $3.9 million or 25.9% to $19.2 million or 0.46% of average total loans for the nine months ended September 30, 2007 compared with $15.2 million or 0.40% of average total loans for the nine months ended September 30, 2006.

Total non-interest income increased by $26.8 million or 18.7%, for the nine months ended September 30, 2007 compared to 2006. This increase is primarily due to the net gain recognized in the second quarter from the sale of the equipment leasing portfolio of $24.3 million. In addition, there was a gain of $1.9 million from the sale of securities in the first quarter of 2007. The remaining increase is driven by increased fee income from various fee based business units including strong growth in trust and investment advisory fees of $3.7 million.

Total non-interest expenses decreased by $24.4 million or 9.8% to $224.1 million for the nine months ended September 30, 2007 compared with $248.5 million for the nine months ended September 30, 2006. The decrease in non-interest expenses is due to management’s continued focus on expense management. The primary expense decreases occurred in marketing and technology fees associated with the RAL/RT programs and an overall reduction in other non-interest expenses including consulting, software, marketing and discretionary expenses.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net Interest Income

Net interest income decreased by $5.0 million or 1.6% to $302.2 million for the nine months ended September 30, 2007 compared to $307.2 million for the nine months ended September 30, 2006. Total interest income increased by $28.0 million which was offset by total interest expense increases of $33.0 million for the comparable periods. Net interest income was also impacted by the sale of the Company’s Indirect Auto and Equipment Leasing Portfolios in the second quarter of 2007 which contributed approximately $18.7 million of interest income for the first two quarters of 2007.

The FTE net interest margin in the year to date period ending September 30, 2007 decreased to 5.75% compared to 6.33% for the same period of 2006. This decrease is mainly attributable to higher cost of funds due to the Company’s increased dependence on wholesale borrowings and deposit pricing to fund strong loan growth. Net interest margin excluding RALs margin decreased to 3.86% for the nine months ended September 30, 2007 compared to 4.15% for the same period of 2006.

The following table provides a reconciliation of the GAAP to non-GAAP calculation of the net interest margin excluding RALs for the nine month periods ending September 30, 2007 and 2006:

	For the Nine-Month Periods Ended September 30,
	2007	2006

	(dollars in thousands)

Consolidated average earning assets	$7,103,784	$6,582,045
Less: RAL—average earning assets	437,462	203,960

Adjusted consolidated average earning assets	6,666,322	6,378,085

Tax equivalent consolidated net interest income	305,748	311,856
Less: RAL net interest income	106,764	110,419
Internal funds transfer charge	6,566	3,277

Tax equivalent consolidated, non-GAAP net interest income	$192,418	$198,160

Net Interest Margin Exclusive of RAL	3.86%	4.15%

Interest Income

The following table presents a summary of interest income for the nine month period ended September 30, 2007 and 2006:

	For the Nine-Month Periods Ended September 30,
			Change
	2007	2006	$	%

	(dollars in thousands)

Interest income:
Loans	$ 432,869	$ 400,960	$ 31,909	8.0%
Securities	36,276	42,614	(6,338)	(14.9%)
Federal funds sold and securities purchased under agreements to resell	2,629	200	2,429	—

Total interest income	$ 471,774	$ 443,774	$ 28,000	6.3%

Total interest income increased by $28.0 million or 6.3% for the nine month period ending September 30, 2007 compared to the same period in 2006. The increase in interest income is mainly the result of the $31.9 million increase in loan interest income due to loan growth. The increase in loan interest income is mostly due to increased income from nonresidential real estate, commercial loans and residential real estate loans which increased by $23.8 million, $7.6 million and $5.8 million, respectively for the first nine months of 2007 compared to 2006. This increase in loan interest was partially offset by a decline in interest income from the sale of the equipment leasing portfolio of $7.6 million. The increased loan interest was also partially offset by a decrease of $6.3 million or 14.9%, in interest income earned on investments. The majority of the decline in investment income is from Collateralized Mortgage Obligations (“CMO”) which decreased by $10.4 million for the comparable periods. The decline in CMO investment interest income was partially offset by an increase in interest earned on U.S. agency securities of $5.0 million for the year to date 2007 compared to 2006.

Interest Expense

The following table represents the nine month comparable periods of interest expense:

	For the Nine-Month Periods Ended September 30,
			Change
	2007	2006	$	%

	(dollars in thousands)

Interest expense:
Deposits	$ 99,236	$ 84,131	$ 15,105	18.0%
Securities sold under agreements to repurchase and federal funds purchased	14,565	13,761	804	5.8%
Long-term debt and other borrowings	55,760	38,695	17,065	44.1%

Total interest expense	$ 169,561	$ 136,587	$ 32,974	24.1%

Interest expense for the nine months ended September 30, 2007 increased $33.0 million or 24.1% to $169.6 million over the nine months ended September 30, 2006. The increase in interest expense is due to higher rates paid on customer deposits and borrowed funds as well as increased volume on borrowed funds of $12.6 million to fund loan growth.

The following tables set forth the changes in average balances and interest income and expense and the portions of those changes in income and expense attributable to changes in rate and volume:

Distribution of Average Assets, Liabilities, and Shareholders’ Equity and Related Interest Income, Expense, and Rates – Fully Tax Equivalent Basis – Year to Date Periods

	For the Nine-Month Periods Ended September 30,
	2007			2006
	Balance	Income	Rate	Balance	Income	Rate

	(dollars in thousands)

Assets:
Federal funds sold and short-term investments	$ 66,421	$ 2,629	5.29%	$ 6,640	$ 200	4.03%
Securities:
Taxable	806,695	27,901	4.62%	1,099,213	34,197	4.16%
Non-taxable	207,427	11,708	7.53%	209,132	12,794	8.16%

Total securities	1,014,122	39,609	5.22%	1,308,345	46,991	4.80%

Loans:
Commercial (including leasing)	1,232,286	82,096	8.91%	1,252,900	82,188	8.77%
Real estate-multi family & nonresidential	2,340,394	128,515	7.32%	2,046,733	112,739	7.34%
Real estate-residential 1-4 family	1,304,797	57,327	5.86%	1,031,137	43,498	5.62%
Consumer	1,142,874	164,961	19.30%	933,432	162,710	23.31%
Other	2,890	172	7.96%	2,858	117	5.47%

Total loans (1)	6,023,241	433,071	9.60%	5,267,060	401,252	10.17%

Total earning assets	7,103,784	475,309	8.95%	6,582,045	448,443	9.11%

SFAS 115 Market Value Adjustment	18,821			(7,402)
Non-earning assets	444,565			552,641

Total assets	$ 7,567,170			$ 7,127,284

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$ 2,132,474	41,032	2.57%	$ 2,210,335	34,168	2.07%
Time certificates of deposit	1,732,963	58,204	4.49%	1,716,090	49,963	3.89%

Total interest-bearing deposits	3,865,437	99,236	3.43%	3,926,425	84,131	2.86%

Borrowed funds:
Repos and Federal funds purchased	382,088	14,565	5.10%	405,442	13,761	4.54%
Other borrowings	1,401,141	55,760	5.32%	1,057,224	38,695	4.89%

Total borrowed funds	1,783,229	70,325	5.27%	1,462,666	52,456	4.79%

Total interest-bearing liabilities	5,648,666	169,561	4.01%	5,389,091	136,587	3.39%

Non-interest-bearing demand deposits	1,160,572			1,194,019
Other liabilities	100,680			(39,104)
Shareholders’ equity	657,252			583,278

Total liabilities and shareholders’ equity	$ 7,567,170			$ 7,127,284

Interest income/earning assets			8.95%			9.11%
Interest expense/earning assets			3.20%			2.78%

Tax equivalent net interest income/margin		305,748	5.75%		311,856	6.33%
Provision for credit losses charged to operations/earning assets		108,494	2.04%		51,383	1.04%

Net interest margin after provision for credit losses on tax equivalent basis		197,254	3.71%		260,473	5.29%
Less: tax equivalent income included in interest income from non-taxable securities and loans		3,535	0.06%		4,668	0.09%

Net interest income after provision for credit loss		$ 193,719	3.65%		$ 255,805	5.20%

Loan information excluding RALs:
Consumer loans other than RALs	$ 704,863	$ 46,393	8.80%	$ 746,839	$ 44,863	8.03%
Loans other than RALs	$ 5,585,230	$ 314,503	7.53%	$ 5,080,467	$ 283,405	7.46%

(1) Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Volume and Rate Variance Analysis of Net Interest Income – Taxable equivalent basis – Year to Date Periods

	For the Nine-Month Periods Ended September 30, September 30, 2007 vs. September 30, 2006
	Change in Average Balance	Change in Income/ Expense (1)	Rate (2)	Volume (2)

Increase (decrease) in:	(dollars in thousands)

Assets:
Money market instruments:
Federal funds sold and short-term investments	$ 59,781	$ 2,429	$ 82	$ 2,347
Securities:
Taxable	(292,518)	(6,296)	3,496	(9,792)
Non-taxable	(1,705)	(1,086)	(982)	(104)

Total securities	(294,223)	(7,382)	2,514	(9,896)

Loans:
Commercial (including leasing)	(20,614)	(92)	1,286	(1,378)
Real estate-multi family & nonresidential	293,661	15,776	(307)	16,083
Real estate-residential 1-4 family	273,660	13,829	1,917	11,912
Consumer	209,442	2,251	(30,716)	32,967
Other	32	55	54	1

Total loans	756,181	31,819	(27,766)	59,585

Total earning assets	$ 521,739	26,866	(25,170)	52,036

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$ (77,861)	6,864	8,094	(1,230)
Time certificates of deposit	16,873	8,241	7,747	494

Total interest-bearing deposits	(60,988)	15,105	15,841	(736)

Borrowed funds:
Repos and Federal funds purchased	(23,354)	804	1,629	(825)
Other borrowings	343,917	17,065	3,631	13,434

Total borrowed funds	320,563	17,869	5,260	12,609

Total interest-bearing liabilities	$ 259,575	32,974	21,101	11,873

Tax equivalent net interest income		$ (6,108)	$ (46,271)	$ 40,163

Loans excluding RALs	$ 504,763	$ 31,098	$ 2,684	$ 28,414
Consumer loans excluding RALs	$ (41,976)	$ 1,530	$4,143	$ (2,613)

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.
(2)	The change not solely due to volume or rate has been prorated into rate and volume components.
The pro-ration is done based on the relative amounts of the rate and volume variances prior to the pro-ration.

PROVISION FOR CREDIT LOSSES

For the nine months ended September 30, 2007, the provision for credit losses increased by $57.1 million or 111.1% compared to the nine months ended September 30, 2006. The majority of the increase to provision for credit losses is attributable to RALs. RAL provision for credit losses increased by $57.7 million or 158.9% for the comparable periods due to increased losses as a result of an unanticipated higher level of detected instances of customer and tax preparer fraud as well as high loss rates in the RAL pre-file product and holiday loans. At September 30, 2007, all unpaid RALs were charged-off except those that were paid in the fourth quarter prior to the filing of this report.

The RAL pre-file product is a RAL product that was offered in advance of the taxpayer’s filing of their tax return, primarily in the month of January, for a portion of the anticipated refund amount. A RAL pre-file loan is repaid once a RAL or RT is funded. Due to the high loss rates on the RAL pre-file product and Holiday loans, the Company has decided to no longer offer these products.

NON-INTEREST INCOME

The table below summarizes the changes in non-interest income for the nine month period ended September 30, 2007 and 2006.

	For the Nine-Month Periods Ended September 30,
			Change
	2007	2006	$	%

	(dollars in thousands)

Non-interest income:
Refund transfer fees	$ 45,756	$ 44,815	$ 941	2.1%
Other service charges, commissions and fees	18,555	21,859	(3,304)	(15.1%)
Trust and investment advisory fees	18,183	14,522	3,661	25.2%
Service charges on deposit accounts	13,104	12,293	811	6.6%
Net gain on sale of tax refund loans (RALs)	41,822	43,163	(1,341)	(3.1%)
Net gain on sale of leasing portfolio	24,344	—	24,344	—
Net gain on securities transactions, net	1,944	151	1,793	—
Net (loss) on sale of indirect auto portfolio	(850)	—	(850)	—
Other income	7,513	6,722	791	11.8%

Total non-interest income	$ 170,371	$ 143,525	$ 26,846	18.7%

The following discussion highlights the key drivers of the increase in non-interest income for the comparable periods.

Other service charges, commissions and fees

Other service charges, commissions and fees decreased by $3.3 million or 15.1%, to $18.6 million for the nine month period ended September 30, 2007 compared to $21.9 million for the nine months ended September 30, 2006. The decrease in other service charges, commissions and fees is primarily due to $3.4 million decrease in collection fees for the year to date period of 2007 compared to 2006. Collection fees are fees paid by returning RAL customers and cross-collections from third party vendors that collect on previous years charged-off RALs. The main driver of the decrease in collection fees is due to fewer cross-collections of RALs than in prior years.

Trust and Investment Advisory Fees

Year to date trust and investment fees increased by $3.7 million or 25.2% to $18.2 million for 2007 compared to $14.5 million for the same period of 2006. The increase in trust and advisory fees is primarily due to increased advisory fees earned from Morton Capital which was acquired in July 2006 and contributed $2.6 million of the increase.

Gain on Sale of Tax Refund Loans (RALs)

This gain is reported in a separate non-interest income line item of the Consolidated Statements of Income and is further explained in Note 8, “Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs” in the Company’s Consolidated Financial Statements.

Gain (Loss) on Sales of Loan Portfolios

During the second quarter of 2007, the Company sold the indirect auto and equipment leasing portfolios for a net gain on sale of $23.5 million which were reported in the Community Banking segment. The Company sold these loan portfolios in conjunction with changes in its strategic direction. The indirect auto and equipment leasing loan portfolios incurred higher loan losses than the Company’s other loan portfolios. Additional financial information for both of these sales is in Note 5, “Sale of Loan Portfolios” of the Company’s Consolidated Financial Statements.

Gain (Loss) on Sales and Calls of Securities

Net gains on sales of securities were $1.9 million for the nine month period ending September 30, 2007 compared to $151,000 for the same period of 2006, an increase of $1.8 million. A majority of this increase occurred in the first quarter of 2007 when the Company sold securities from the “2003 and 2004 leveraging strategy” portfolios and recognized a gain of $1.6 million.

NON-INTEREST EXPENSES

The following table summarizes the changes in non-interest expenses:

	For the Nine-Month Periods Ended September 30,
			Change
	2007	2006	$	%

	(dollars in thousands)

Non-interest expense:
Salaries and benefits	$ 93,867	$ 95,242	$ (1,375)	(1.4%)
Net occupancy expense	16,440	14,271	2,169	15.2%
Equipment rental, depreciation, and maintenance	7,301	7,917	(616)	(7.8%)
Refund program marketing and technology fees	44,500	54,706	(10,206)	(18.7%)
Other expense	62,024	76,391	(14,367)	(18.8%)

Total non-interest expense	$ 224,132	$ 248,527	$ (24,395)	(9.8%)

The Company’s non-interest expenses decreased $24.4 million or 9.8% to $224.1 million for the nine months ended September 30, 2007 compared with September 30, 2006. Key drivers of the changes to non-interest expenses are discussed below.

Salaries and benefits and net occupancy expense

Year to date salary and benefit expenses decreased slightly by $1.4 million to $93.9 million for the nine months ended September 30, 2007 compared to $95.2 million for the nine months ended September 30, 2006. This decline was mostly attributable to reductions in staff due to the indirect auto and leasing loan portfolio sales offset by an increase in net occupancy expense of $2.2 million for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006. Net occupancy expenses increased as a result of newly opened wealth management and retail bank locations.

Refund program marketing and technology fees

The decrease of $10.2 million for the nine months ended September 30, 2007 compared to 2006 in refund program marketing and technology fees is attributable to lower RAL/RT volumes in 2007 compared to 2006. The Company pays these fees in accordance with the 2006 contract change with Jackson Hewitt Technology Services (“JHTS”). In 2006, the Company and JHTS entered into two new contracts, a program contract with Jackson Hewitt Inc. (“JH”) and a technology services contract with JHTS. The technology services contract eliminated the fee-splitting arrangement provided for in the earlier contract and under the new contract with JHTS is instead compensated for services through fixed fees. Program and technology services are reported within this line item of the financial statements.

Other Expenses

The majority of the decline in non-interest expense is due to decreases in other expenses. The table below summarizes the significant components in other operating expenses for the nine month period ended September 30, 2007 compared to 2006:

	For the Nine-Month Periods Ended September 30,
			Change
	2007	2006	$	%

	(dollars in thousands)

Software	$ 11,446	$ 17,097	$ (5,651)	(33.1%)
Professionals and consultants	$ 11,248	$ 17,058	$ (5,810)	(34.1%)
Marketing	$ 1,880	$ 3,905	$ (2,025)	(51.9%)

Other expenses declined by $14.4 million or 18.8% to $62.0 million for the nine months ended September 30, 2007 compared to nine months ended September 30, 2006. The decreases in other expenses are mostly attributed to strategic cost cutting initiatives of the Company which decreased outside consulting and marketing expenses by $7.8 million or 37.4%. In addition, software costs declined by $5.7 million of 33.1% for the comparable periods due to $9.3 million of capitalized software written off in December 2006 since the software was obsolete or not in use for the purpose intended. This write-down reduced the carrying balance of software and, reduced future depreciation expense.

BALANCE SHEET ANALYSIS

SECURITIES

All of the transactions of the securities portfolios are managed by the finance department. Earnings for the “All Other” segment are reported in Note 25, “Segments” of the Company’s Consolidated Financial Statements. Additional information related to the Company’s securities portfolios are in Note 4, “Securities” of the Company’s Consolidated Financial Statements.

The Company’s securities portfolio decreased by $191.0 million to $976.2 million from $1.17 billion at December 31, 2006. During the first quarter of 2007, the Company sold $326.5 million of the securities identified and marked for sale in the fourth quarter of 2006. In addition, $142.6 million of securities matured and were called during the first nine months of 2007. The Company has purchased $314.1 million of securities to maintain collateral requirements for the Company’s local agency deposits and borrowings. The remaining $36.0 million of decline was due to a combination of principal pay downs, amortization and accretion of premiums and discounts and, changes in fair value.

During the third quarter of 2007, the Company sold $1.0 million of trading securities that were purchased in the second quarter of 2007.

LOAN PORTFOLIO

The Company offers loans to individuals and small to medium size businesses. The Community Banking segment consists of personal lines of credit, equity lines and loans, equipment leasing, automobile loans, residential mortgage loans and small business lending loans. The Commercial Banking segment consists of commercial lines of credit, letters of credit and asset-based lending products. In the RAL/RT segment, there are RALs.

Total loans decreased by $155.6 million from December 31, 2006 to September 30, 2007, largely due to the sale of $495.5 million of indirect auto loans and equipment leasing loans. In addition, total loans at December 31, 2006, included $86.3 million of Holiday Loans which were repaid or charged-off during the first quarter of 2007. During the first nine months of 2007, the residential real estate, non-residential real estate, construction, and commercial loan portfolios offset the overall decrease in loans with strong growth of $456.7 million.

For additional discussions regarding the change in RAL balances refer to Note 8, “Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) programs” of this 10-Q.

ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses has decreased by $24.3 million to $40.4 million since December 31, 2006 due to the sale of the indirect auto loan portfolio and leasing portfolio in the second quarter of 2007 which accounts for $19.7 million of the decrease. The remaining decrease in allowance for credit losses is mostly attributable to the discontinuation of the RAL pre-file and holiday loan products. The allowance for credit losses was also impacted by net activity in the problem loans held at December 31, 2006 as well as replacement loan growth in the overall loan portfolio.

As shown in the table on the following page as of September 30, 2007, the allowance for credit losses was 0.73% of total loans. This is a decrease from 1.13% at December 31, 2006. As explained above, most of the decrease was due to the sale of the higher risk Indirect Auto and Commercial Equipment Leasing loan portfolios in the second quarter of 2007 and the absence of any Holiday Loans at September 30, 2007. These products required the Company previously provide a high ratio of allowance. In assessing the adequacy of the allowance, the Company has followed a consistent evaluation methodology based on the Company’s loss experience over the last eight to ten years.

While the ratio of allowance to total loans of 0.73% is about 60% of the average ratio for its peers as shown in the table, this is consistent with the fact that the Company’s ratio of nonperforming loans to total loans has historically been less than one third the ratio of its peers. This means that as a percentage of nonperforming loans, the Company’s allowance for credit loss has been consistently higher than that ratio for its peers.

Allowance for Credit Losses - RAL

As explained in Note 8, “Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs” as of September 30, 2007 the Company charged-off all unpaid RALs except those that have been paid in the fourth quarter up to the filing of this report. Consequently, there is no allowance recorded for RALs at September 30, 2007. During the second quarter of each year, the Company may receive payments on RALs charged-off in previous years through the process of cross-collections. The Company’s experience has proven that cross-collection recoveries can not be estimated and are not material to the financial statements at any particular year end. Because of the uncertainty of these collections, the Company does not establish a receivable balance for them.

CREDIT LOSSES

The table below shows the current annualized ratio of charge-offs to average loans for the last four years. The annualized ratio for 2007 is unusually high due to the large amount of RALs that were charged-off this year. The ratio for 2007 was also impacted by the charge-off of Holiday loans. Holiday loans are products offered by tax preparers to their clients based on an estimated tax refund that will be due to their clients once their tax returns are completed. Holiday loans have higher default rates than the Company’s other loan categories and due to the higher charge-offs in 2007, the Company announced on April 13, 2007 that the Company will no longer offer Holiday loans or the RAL pre-file product. Holiday loans are a consumer loan product and, they are reported in the Community Banking segment. The revenues generated from this product are not included in the RAL/RT segment. The increase in the charge-off ratio in 2005 is due to a change in the terms of one of the contracts with JHTS in 2005 as described in the Company’s 2006 10-K.

The table below depicts the historical trend over the last four years of charge-offs on a consolidated basis and without the impact of the RAL/RT Programs.

Ratio of net charge-offs to average loans:

	2007 YTD Annualized	2006	2005	2004	2003

Ratio of net charge-offs to
average loans outstanding, Consolidated	2.51%	1.05%	1.22%	0.36%	0.72%

Ratio of net charge-offs to
average loans outstanding, excluding RALs	0.46%	0.37%	0.36%	0.14%	0.46%

Exclusive of RALs, the ratio of net charge-offs to average loans over the last four years has varied from 0.14% to 0.46%. The ratio of net charge-offs to average loans excluding RALs for the third quarter was 0.23% and management anticipates that the ratio for the fourth quarter of 2007 will be similar.

The Company has taken several steps to minimize losses from RALs in future years. The RAL personnel are in the process of significantly enhancing the underwriting criteria and fraud identification processes. The Company has identified a high concentration of losses associated with tax preparers and RAL customers possessing certain characteristics and the enhanced controls will significantly reduce exposure to these types of individuals.

Tax preparers will be subject to enhanced screening before they are allowed to submit their electronic filings and the preparers’ IRS reject rates will be monitored more stringently. Preparers who had higher than acceptable reject rates in 2007 will be excluded from the 2008 programs.

In accordance with the RAL loan application signed by the taxpayer, if the taxpayer applies for a loan the following year, the unpaid proceeds from the prior year are deducted from the current year’s loan proceeds. In addition, the Company has entered into cooperative collection agreements with other banks offering RAL products. Under those agreements, if a taxpayer who owes money to one bank from a prior year applies for a loan from another bank, the second bank repays the delinquent amount to the first bank before remitting the refund to the taxpayer. There is a possibility that some amount of the 2007 RAL credit losses will be collected in 2008. Due to the uncertainty around the amount that the Company will be able to collect, a receivable has not been recorded.

NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

The table below summarizes the Company’s nonperforming assets and credit quality ratios.

	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006

	(dollars in thousands)

Nonaccrual loans	$ 21,956	$ 20,690	$ 19,246	$ 17,049	$ 14,864
90 days or more past due	864	747	266	264	5,236

Total nonperforming loans	22,820	21,437	19,512	17,313	20,100
Foreclosed collateral	2,910	2,967	2,967	2,910	2,910

Total nonperforming assets	$ 25,730	$ 24,404	$ 22,479	$ 20,223	$ 23,010

Allowance for credit losses, excluding RALs	$ 40,375	$ 41,556	$ 55,596	$ 64,669	$ 55,473
Allowance for credit losses, RALs	—	1,993	7,608	2	773

Total allowance for credit losses, Consolidated	$ 40,375	$ 43,549	$ 63,204	$ 64,671	$ 56,246

COMPANY RATIOS - Consolidated:
Coverage ratio of allowance for credit losses to total loans	0.73%	0.80%	1.15%	1.13%	1.05%
Coverage ratio of allowance for credit losses to nonperforming loans	177%	203%	324%	374%	280%
Ratio of nonperforming loans to total loans	0.41%	0.39%	0.35%	0.30%	0.38%
Ratio of nonperforming assets to total assets	0.35%	0.33%	0.30%	0.27%	0.32%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	47.98%	38.68%	35.60%	69.50%	50.71%

COMPANY RATIOS - Excluding RAL:
Coverage ratio of allowance for credit losses to total loans	0.73%	0.76%	1.03%	1.13%	1.04%
Coverage ratio of allowance for credit losses to nonperforming loans	177%	194%	285%	374%	276%
Ratio of nonperforming loans to total loans	0.41%	0.39%	0.36%	0.30%	0.38%
Ratio of nonperforming assets to total assets	0.36%	0.35%	0.32%	0.28%	0.33%
Ratio of allowance for credit losses to potential problem loans and nonperforming loans	49.57%	50.43%	69.38%	69.50%	57.90%

FDIC PEER GROUP RATIOS:
Coverage ratio of allowance for credit losses to total loans	n/a	1.30%	1.28%	1.27%	1.28%
Coverage ratio of allowance for credit losses to nonperforming loans	n/a	150%	171%	188%	213%
Ratio of nonperforming loans to total loans	n/a	0.86%	0.75%	0.68%	0.60%
Ratio of nonperforming assets to total assets	n/a	0.67%	0.57%	0.51%	0.45%

Below are the definitions used in the above table.

Nonaccrual Loans: When reasonable doubt exists as to the collectibility of principal or interest on a loan, the loan is placed in nonaccrual status. The accrual of interest is discontinued and any unpaid but accrued interest is reversed at that time. These loans may be collateralized. Collection efforts are pursued on all nonaccrual loans. Historically, consumer loans are an exception to this treatment. Typically, they are charged-off at predetermined delinquency benchmarks based on product type and collateral value. All consumer loans are charged-off no later than 120 days past due.

Collection efforts continue even after charge-off.

Past Due Loans: Included in the table above as “90 days or more past due” are commercial and industrial, real estate, and other secured consumer loans. These loans are well collateralized and in the process of collection. Past due loans do not include accrual loans.

Foreclosed Collateral: Foreclosed collateral consists primarily of real estate properties obtained through foreclosure or accepted in lieu of foreclosure that take longer to sell. At December 31 for each of the past five years, the foreclosed collateral consisted solely of real estate. During the first quarter of 2007, a small business administration (“SBA”) loan of $57,000 was added to the foreclosed collateral category. This property was sold in July 2007.

As of September 30, 2007, the balance of nonperforming loans has increased by $5.5 million since December 31, 2006. This increase is a combination of construction, commercial real estate, commercial and industrial and SBA loans offset by certain nonperforming loans which were repaid or upgraded out of nonperforming status. At September 30, 2007, nonperforming residential real estate loans to total residential real estate loans were 0.14%. The ratio of nonperforming loans to total loans of 0.41% indicates that the credit quality of the Company’s loan portfolio at September 30, 2007 remains stable. Changes in economic factors such as the unemployment rate or interest rates during the rest of 2007 could have a negative impact on the credit quality of the Company’s loan portfolios.

OTHER ASSETS

Other assets as of September 30, 2007 increased by $23.9 million or 10.1% compared to December 31, 2006. The increase is largely attributable to increased investments in Tax Credit funds of $23.4 million which are investments in low-income housing project partnerships which generate an operating loss but for which the Company receives a tax loss credit. The tax loss credit obtained from these investments reduces the Company’s effective tax rate. In addition, these partnerships assist the Bank to meet its obligations of the Community Reinvestment Act.

DEPOSITS

The Company’s deposits have decreased by $197.8 million since December 31, 2006. The decrease is partially attributed to the maturity of $230.8 million of brokered certificates of deposits used to provide funding for the RAL/RT Program in the first half of 2007. The overall decline in deposits is also attributable to continued competition in the financial services industry to attract and retain new deposits.

ACCRUED INTEREST PAYABLE AND OTHER LIABILITIES

Accrued interest payable and other liabilities increased $9.2 million or 12.5% from $73.5 million at December 31, 2006 to $82.7 million at of September 30, 2007. The increase in other liabilities is primarily due to an increase in the commitment to purchase additional Tax Credit funds of $15.1 million which fund low-income housing partnerships and in return the Company receives tax credits which assist in decreasing the Company’s effective tax rate. The remaining $5.9 million is the aggregate net impact of various other liabilities.

CAPITAL RESOURCES

As of September 30, 2007, under current regulatory definitions, the Company and PCBNA were “well-capitalized,” in the highest of the five categories defined under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”). The following table presents a comparison of regulatory ratios for September 30, 2007 and December 31, 2006. These regulatory ratios are monitored and regulated by the Board of Governors of the Federal Reserve System (“FRB”) as discussed in the Company’s 2006 10-K.

Capital Ratios:

	Pacific Capital Bancorp Actual		Minimums for Capital Adequacy Purposes		Minimums to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)

As of September 30, 2007
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$ 725,938	12.5%	$465,930	8.0%	$582,413	10.0%
Tier I Capital (to Risk Weighted Assets)	$ 577,949	9.9%	$232,965	4.0%	$349,448	6.0%
Tier I Capital (to Average Tangible Assets)	$ 577,949	8.2%	$282,732	4.0%	$353,415	5.0%

Risk Weighted Assets	$ 5,822,644
Average Tangible Assets for the Quarter	$ 7,067,042

As of December 31, 2006
Total Tier I & Tier II Capital (to Risk Weighted Assets)	$ 710,388	11.7%	$483,697	8.0%	$604,622	10.0%
Tier I Capital (to Risk Weighted Assets)	$ 530,469	8.8%	$241,849	4.0%	$362,773	6.0%
Tier I Capital (to Average Tangible Assets)	$ 530,469	7.4%	$284,970	4.0%	$356,213	5.0%

Risk Weighted Assets	$ 6,046,215
Average Tangible Assets for the Quarter	$ 7,124,254

Share Repurchases

The Company occasionally repurchases shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options and as part of its dividend reinvestment program. Share purchases are generally conducted as open-market transactions.

On August 1, 2007, the Company announced a new share repurchase program. The new program, which was approved by the Board of Directors, authorizes the repurchase of up to $25 million of the Company’s common stock. This repur-

chase program replaces the plan that was approved in August 2003. During the third quarter of 2007, $15.0 million of shares were repurchased under the new program. No shares were repurchased during the first nine months of 2006 or during the first seven months of 2007. At September 30, 2007, approximately $10.0 million remained in the 2007 authorization to repurchase outstanding shares.

Future Sources and Uses of Capital and Expected Ratios

Net income is the major source to maintain the capital growth for the Company while payment of dividends reduces capital. There are three primary considerations Management must keep in mind in managing capital levels and ratios. The first is the Company must be able to meet the credit needs of customers when they need to borrow. The second consideration is that the Company must be prepared to sell some of the loans it originates in order to manage capital targets. The third consideration is that as loan demand picks up in an improving economy, raising additional capital may be necessary. Management investigates the issuance of alternate forms of capital securities as well as common stock on an on-going basis.

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

In Note 8, “Refund Anticipation Loan and Refund Transfer Programs” of the Consolidated Financial Statements of this 10-Q and Note 11, “Securitizations and Servicing of Financial Assets” of the Consolidated Financial Statements in the Company’s 2006 10-K, is a description of the securitization that the Company utilizes as one of its sources for funding RALs. This RAL securitization is a true sale of loans to other financial institutions, and except for the capital that must be allocated for the small-retained interest kept by the Company; the sales reduce the impact on the capital ratios for the Company.

LIQUIDITY

The Company has established policies as well as analytical tools to manage liquidity. Proper liquidity management ensures that sufficient funds are available to meet normal operating demands in addition to unexpected customer demand for funds, such as high levels of deposit withdrawals or increased loan demand, in a timely and cost effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of core deposits. Ultimately, public confidence is gained through profitable operations, sound credit quality and a strong capital position. The Company’s liquidity management is viewed from a long-term and short-term perspective, as well as from an asset and liability perspective. Management monitors liquidity through regular reviews of maturity profiles, funding sources and loan and deposit forecasts to minimize funding risk. The Company has asset/liability committees (“ALCO”) to review asset/liability management and liquidity issues. The Company maintains strategic liquidity and contingency plans.

The Company’s most significant challenge relating to liquidity management is providing sufficient liquidity to fund the large amount of RALs, primarily in late January and early February of each year. In addition to the discussion above the following considerations are kept in mind in providing the needed liquidity:

■	Using a large number of institutions so as to not become overly reliant on a limited number of institutions or a particular type of funding vehicle;

■	Using a mixture of committed and uncommitted lines so as to assure a minimum amount of funding in the event of tight liquidity in the markets; and

■	Arranging for at least 30% more funding than is anticipated to be needed on the peak-funding day for RALs.

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

Beginning in late January, the IRS pays refunds to the Company each Friday. This allows the Company to repay up to all of its overnight borrowing and still have an excess of cash that must be invested. Included in the IRS payments are RTs. While RTs are strictly a processing business and do not involve an extension of credit, the Company’s liquidity from the float on RTs that are issued as paper checks.

As mentioned in the Company’s 2006 10-K, Consolidated Financial Statements, Note 11, “Securitizations and Servicing of Financial Assets” of the Financial Statements and in this 10-Q, Consolidated Financial Statements, Note 8, “Refund Anticipation Loan and Refund Transfer Programs,” the Company has also securitized some of the RALs.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company cannot operate risk-free and make a profit. Instead, the process of risk definition and assessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk. The key risk factors affecting the Company’s business are addressed in Item 1A, Risk Factors in the Company’s 2006 10-K. Changes in interest rates can potentially have a significant impact on earnings. The Company has addressed the risks associated with interest rate risk in the section below.

INTEREST RATE RISK

The majority of the Company’s income is derived from net interest income. It is important to understand how the Company is subject to interest rate risk. Some reasons are as follows:

■

In general, for a given change in interest rates, the amount of the change in value up or down is larger for instruments with longer remaining maturities. For instance, the shape of the yield curve may affect new loan yields and funding costs differently.

■

The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, adjustable rate mortgages may prepay, or paydown, faster than anticipated, thus reducing future cash flows and interest income.

■

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

Monthly evaluations, monitoring and management of interest rate risk (including market risk, mismatch risk and basis risk) compares the Company’s most likely rate scenario, base case, with various earnings simulations using many interest rate scenarios. These scenarios differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. These results are prepared by the Treasury department and presented to the ALCO each month for further consideration.

Net Interest Income (“NII”) and Economic Value of Equity (“EVE”) Simulations

The results of the asset liability model indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base case) from +/- 2% shocks. This exercise is valuable in identifying risk exposures and in comparing the Company’s interest rate risk profile relative to other financial intermediaries.

The EVE and NII results as of September 30, 2007 are displayed in the table below:

RATE SENSITIVITY

EVE Shock Summary Report
	(MM $’s)
	DN 200	UP 200
% Chg from Base	11.1%	-13.1%
Previous Year	-6.8%	-8.4%
Upper Policy:	-15.0%	-15.0%
w/in Limit:	Yes	Yes

NII Shock Summary Report
	(MM $’s)
	DN 200	UP 200
% Chg from Base	-3.8%	6.4%
Previous Year	-6.2%	1.5%
Upper Policy:	-10.0%	-10.0%
w/in Limit:	Yes	Yes

At June 30, 2007, the Company had surpassed the Company’s IRR policy limit. At September 30, 2007, the Company is within the IRR policy limit. The simulation indicates a 6.4% improvement in the “Up 200” scenario for net interest income (NII) over the next 12 months, using a scenario in which the Federal funds rate immediately increases 200 basis points to 6.75%. As indicated above, with respect to net interest income over the next year, the Company has managed its Interest Rate Risk to mitigate an adverse impact from the FOMC restrictive monetary policy.

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

Financial instruments do not respond in a parallel fashion to rising or falling interest rates. This causes an asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates. It is therefore mandatory to monitor interest rate risk and adjust the Company’s funding strategies to mitigate adverse effects of interest rate shifts on the Company’s balance sheet. While derivative instruments are effective hedging tools, the Company has been successful at maintaining its interest rate risk profile within policy limits strictly from pro-active deposit pricing and funding strategies. In the future, however, other strategies may be implemented to manage interest rate risk. These strategies may include, but may not be limited to, utilizing interest rate derivatives, buying or selling loans or securities, and entering into other interest rate risk management instruments and techniques.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As reported in Item 4 in the Company’s amended quarterly report on Form 10-Q/A for the period ended March 31, 2007, Pacific Capital Bancorp carried out an evaluation under the supervision and participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of March 31, 2007, Management identified a material weakness in the Company’s financial reporting, which was a direct result of the Company’s failure to maintain effective internal controls over the approval of significant general ledger journal entries combined with the Company’s open general ledger system.

Management has been working to enhance its controls in response to this internal control evaluation. During the second quarter of 2007, the Company began taking measures to remediate the weakness in the Company’s internal controls, including the following:

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

As of September 30, 2007, the end of the period covered by this report, the Company carried out an evaluation similar to that performed as of March 31, 2007 of the effectiveness of the Company’s disclosure controls and procedures. The evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer. While remediation steps have been taken with respect to the above material weakness, additional steps are contemplated and testing of all the steps yet needs to be completed. As a result of the material weakness described above, the Chief Executive Officer and Interim Chief Financial Officer have concluded that as of September 30, 2007, the Company did not maintain effective design and operation of disclosure controls and procedures.

Changes in internal control over financial reporting

With the exception of the item described above, there were no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management is confident that the material weakness can be remediated before the year ended December 31, 2007.

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

FIN 48: FASB Interpretation No. 48.

FNB: First National Bank of Central California.

FOMC: Federal Open Market Committee.

FRB: Board of Governors of the Federal Reserve System.

Fully tax equivalent basis (FTE): A basis of presentation of net interest income and net interest margin adjusted to consistently reflect income from taxable and tax-exempt loans and securities based on a 42.05% marginal tax rate. The yield that a tax-free investment would provide to an investor if the tax-free yield was “grossed-up” by the amount of taxes not paid.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed in the 2006 Form 10-K, which could materially affect the Company’s business, financial condition or future results.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During 2003, the Company announced that its Board of Directors had authorized the repurchase of up to $40.0 million of its common stock. On August 1, 2007, the Company announced a new share repurchase program. The new program, approved by the Board of Directors, authorizes the repurchase of up to $25.0 million of the Company’s common stock. This repurchase program replaces the plan that was approved in August 2003 and does not have an expiration date. At September 30, 2007, $10.0 million remained to repurchase outstanding shares.

Shares available for repurchase:

Period			Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or
Begin Date	End Date					Programs (1)

			(dollars in thousands)

7/1/2007	7/31/2007		—	—	—	$ 18,933
8/1/2007	8/31/2007	(2)	314,726	$24.55	314,726	$ 17,258
9/1/2007	9/30/2007		295,340	$24.52	295,340	$ 10,000

Total			610,066	$24.54	610,066	$ 10,000

(1)       Due to a new program approved by the Board of Directors on August 1, 2007, the total maximum number of shares that may be purchased under the plans or programs total balance in this table will not foot. The program that was in place prior to August 1, 2007 was terminated and replaced with a new program.

(2) A new plan was approved by the Board of Directors on August 1, 2007 which authorized the repurchase of up to $25.0 million of the Company’s Common Stock. There is no expiration date for this plan.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit Number	Description

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

32.1 Certification of George S. Leis
32.2 Certification of Bradley S. Cowie

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ George S. Leis
George S. Leis President Chief Executive Officer	November 9, 2007

/s/ Bradley S. Cowie
Bradley C. Cowie Senior Vice President Chief Risk Officer and Interim Chief Financial Officer	November 9, 2007