Form 10-K
period 2007-12-31
PACIFIC CAPITAL BANCORP /CA/
filed 2008-02-29
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  X      Accelerated filer                  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  X

The aggregate market value of the voting stock held by non-affiliates computed June 30, 2007, based on the sales prices on that date of $26.98 per share: Common Stock—$1,193,412,896. All directors and executive officers and the registrant’s Employee Stock Ownership Plan have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant; however, this determination does not constitute an admission of affiliate status for any of these stockholders.

As of February 19, 2008, there were 46,058,043 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant’s Proxy Statement for the Annual Meeting of Shareholders on April 29, 2008 are incorporated by reference into Part III.

PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as some statements by the Company in periodic press releases and some oral statements made by Company officials to securities analysts and shareholders during presentations about the Company, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the health of the capital markets, the Company’s de novo branching and acquisition efforts, the operating characteristics of the Company’s income tax refund loan and transfer programs and the economic conditions within its markets. These forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in California; (4) the occurrence of terrorist acts; (5) reduced demand for or earnings derived from the Company’s income tax refund loan and refund transfer programs; (6) legislative or regulatory changes or litigation adversely affecting the businesses in which the Company engages; (7) unfavorable conditions in the capital markets; (8) challenges in opening additional branches, integrating acquisitions or introducing new products or services; and (9) other risks detailed in reports filed by the Company with the Securities and Exchange Commission (“SEC”). Forward-looking statements speak only as of the date they are made, the Company does not undertake any obligations to update forward-looking statements to reflect circumstances and or events that occur after the date the forward-looking statements are made.

The assets, liabilities, and results of operations of the Company’s tax refund and transfer programs are reported in its periodic filings with the SEC as a segment of its business. As these programs are conducted by very few other financial institutions, users of the financial statements have indicated that they are interested in amounts and ratios for the Company exclusive of these programs so that they may compare the results of operations with financial institutions that have no comparable programs. These amounts and ratios may generally be computed from the information provided in the note to its financial statements that discloses segment information, but are computed and included elsewhere in this Annual Report on Form 10-K for the convenience of users.

Purpose and Definition of Terms

The following discussion is designed to provide insight to Management’s assessment on the financial condition and results of operations of Pacific Capital Bancorp and its subsidiaries. Unless otherwise stated, “the Company” refers to this consolidated entity and “we” refers to the Company’s Management. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the notes to the Consolidated Financial Statements, herein referred to as “the Consolidated Financial Statements”. These Consolidated Financial Statements are presented on pages 70 through 134 of this Annual Report on Form 10-K, herein referred to as “10-K”. Specific accounting and banking industry terms and acronyms used throughout this document are defined in the glossary on pages 137 through 140.

ITEM 1.	BUSINESS

Organizational Structure and Description of Services

Pacific Capital Bancorp (the “Company”) is a $7.37 billion community bank holding company providing full service banking including all aspects of consumer and commercial lending, trust and investment advisory services and other consumer and business banking products through its subsidiaries’ retail bank offices, wealth management offices and other distribution channels to consumers and businesses primarily located in the central coast of California. The Company is one of three primary providers nationwide of refund anticipation loans (“RALs”) and refund processing services (“RTs”).

The Company has five subsidiaries.

■	Pacific Capital Bank, National Association is a consolidated wholly-owned banking subsidiary of the Company referred to as “PCBNA” or “the Bank”.

■

Four wholly-owned unconsolidated subsidiaries, used as business trusts in connection with issuance of trust-preferred securities that are described in Note 1 and Note 14, “Summary of Significant Accounting Policies” and “Long-term Debt and Other Borrowings” to the Consolidated Financial Statements on pages 76 and 109.

PCBNA has three consolidated subsidiaries.

■	Morton Capital Management (“MCM”), purchased in July 2006 to provide trust and investment advisory services.

■

SBBT RAL Funding Corp. is a consolidated wholly-owned subsidiary of the Bank that is used in the financing of the RAL program as described in Note 7, “Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs” on page 99.

■	PCB Service Corporation is a consolidated wholly-owned subsidiary of the Bank that is used as a trustee of deeds of trust in which PCBNA is the beneficiary.

R.E. Wacker Associates (“REWA”) is a registered investment advisor and was purchased in January 2008. REWA will be a consolidated wholly-owned subsidiary of the Bank. The purchase of REWA is described in Note 2, “Mergers and Acquisitions” of the Consolidated Financial Statements.

The Bank also retains ownership in several Low-Income Tax Housing Partnerships that are not consolidated into the Company’s Consolidated Financial Statements.

PCBNA conducts its banking services under five brand names at 50 locations:

Brand Name	Acronym	Counties Located in	Year Acquired	Number of Branch Locations
Santa Barbara Bank & Trust	“SBB&T”	Santa Barbara, Ventura and Los Angeles	1960 (1)	34
First National Bank of Central California	“FNB”	Monterey and Santa Cruz	1998	7
South Valley National Bank	“SVNB”	Southern Santa Clara	1998	3
San Benito Bank	“SBB”	San Benito	1998	3
First Bank of San Luis Obispo	“FBSLO”	San Luis Obispo	2005	3

(1)

PCBNA commenced operations in 1960 as Santa Barbara National Bank (“SBNB”). In 1979, SBNB switched from a national charter to a state charter and changed the name to SBB&T. In 2002, PCBNA was created returning the charter to a national bank and consolidated the two subsidiaries of SBB&T and FNB into PCBNA. In 2007, PCBNA locations which were part of the Pacific Crest Capital Incorporated (“PCCI”) acquisition of 2004 were renamed to the SBB&T brand name.

The brand names retained represent the former names of select acquired independent banks merged into PCBNA. In addition to the retail and business deposits managed by the above banking offices, the Company makes use of brokered deposits and deposits received from the State of California, both of which are administered by the Company’s Treasury department.

Segments

The Company’s businesses as viewed by Management are organized by product line, not by region, which resulted in four reportable operating segments. The reportable segments are: Community Banking, Commercial Banking, Wealth Management and RAL/RT Programs. The administrative and treasury operations of the Company are not considered part of operating activities of the Company and are not allocated to the operating segments for financial reporting. The financial results for each segment are based on various Management assumptions. These Management assumptions are explained below and in Note 24, “Segments” of the Consolidated Financial Statements beginning on page 127.

The Community Banking, Commercial Banking and Wealth Management segments represent the banking operations for the Company and are referred to as the “Core Bank” by Management. The banking operations of the Core Bank are similar to the operations of other traditional banks. The Community Banking, Commercial Banking and Wealth Management segments are responsible for collecting deposits, making loans and providing customary banking services. The RAL/RT Programs segment is highly seasonal as a majority of the income is earned in the first quarter of each year. The RAL product generates interest income and the RT product generates non-interest income. The Company has experienced significant growth in RAL/RT Programs over the last several years. The financial impact of the RAL/RT Programs will be discussed throughout the Management Discussion and Analysis (MD&A) section of this document.

The income generated by these four reportable segments is driven by the lending products offered to customers. The primary expenses are interest expense on deposits and personnel. The same deposit products are provided to the customers of the Community Banking, Commercial Banking and Wealth

Management segments. These deposit products include checking, savings, money market and certificates. The following segment discussion outlines these lending products and the policies surrounding them by segment.

Community Banking

Business units in this segment provide residential real estate loans, home equity lines and loans, consumer loans, and demand deposit overdraft protection products.

Residential real estate loans consist of first and second mortgage loans secured by trust deeds on one to four unit single family homes. The Company has specific underwriting and pricing guidelines based on the credit worthiness of the borrower and the value of the collateral, including credit score, debt-to-income ratio of the borrower and loan-to-value ratio. The Company extends credit up to a maximum of 90% combined loan-to-value and/or up to 80% of the first trust deed equity value. Maximum borrower debt-to-income ratios range from 40% to 60% and are determined by various factors. Home equity lines of credit are lines of credit generally secured by a second trust deed on a single one to four unit family home. The interest rate on home equity lines is a variable index rate while term residential mortgage loans can have either variable or fixed interest rates.

Consumer loans and lines of credit are extended with or without collateral to provide financing for purposes such as the acquisition of recreational vehicles, automobiles, or to provide liquidity. The Company has specific underwriting guidelines which consider the borrower’s credit history, debt-to-income ratio and loan-to-value ratio for secured loans. The consumer loans typically have fixed interest rates.

Demand deposit overdraft protection products are offered to demand deposit customers to provide additional protection against unforeseen deficit balances in a specific account and the potential related fees. The Company offers these products based on factors such as the customers credit score and history with the Company. These products have fixed interest rates.

Commercial Banking

This group offers a complete line of commercial, corporate, and real estate loan products, including traditional commercial loans and lines of credit, asset based lending, letters of credit, and Small Business Administration (“SBA”) Loans.

Loan products are underwritten and customized to meet specific customer needs. The Company considers several factors in order to extend the loan including the borrower’s historical loan re-payment, company management, current economic conditions facing the customer, industry specific issues, capital structure, and potential collateral.

In making real estate related loan decisions, the Company considers the purpose and nature of the collateral. Maximum loan-to-value ratios range from up to 65% for land, up to 75% for commercial real estate and construction of commercial real estate, and as high as 80% for construction of residential real estate subdivisions.

Depending on the product, these loans may be fixed or variable interest rates.

SBA Loans are extended to small businesses for a variety of purposes, including working capital, business acquisitions, acquisition of real estate, growth capital and equipment financing. The Company focuses on 7(a), 504, and Express loan programs.

7(a) loans provide longer term financing, which are guaranteed 75% to 85% by the SBA depending on term and loan size. SBA 504 loans are typically used for the acquisition or construction of large equipment or real property. These are financing packages comprised of a first and second trust deed loan structure where the debt does not exceed 90% combined loan-to-value. Express loans are unsecured lines of credit or term loans of $100,000 or less and are generally guaranteed by the SBA at 50%.

Periodically, the Company sells selected SBA loans into the secondary market. The Company retains servicing rights on the sold guaranteed portion of SBA 7(a) loans.

Wealth Management

Business units in this group extend credit to customers who meet certain net-worth, income, and liquidity criteria. Loans are structured to meet the specific needs of high net worth customers but still adhere to the Company’s underwriting guidelines. The Company’s underwriting guidelines consider tangible net-worth, value of assets that make up this net-worth, personal cash flow, past history with the Company, and credit history. These loans may be either secured or unsecured, and may have either fixed or variable interest rates, with lines of credit generally having variable interest rates. This segment also provides trust and advisory services to customers.

RAL/RT Programs

RALs are a seasonal credit product extended to consumers during the first four months of each calendar year. The purpose of the RAL is to provide consumers with liquidity at the time they file for their tax refund. The Company works with third party tax preparers who facilitate the origination of RALs through an application process. RAL underwriting is based on borrower information as well as certain criteria within the tax return. The source of repayment for the RAL is the Internal Revenue Service (“IRS”).

The Company subjects the RAL application to an automated credit review process utilizing specific predetermined criteria. If the application passes this review, the Company advances the amount of the refund due on the taxpayer’s return up to specified amounts based on certain criteria less the loan fee due to the Company and, if requested by the taxpayer, the fees due for preparation of the return to the taxpayer. Each taxpayer signs an agreement permitting the IRS to send the taxpayer’s refund directly to the Company instead of to the taxpayer. The refund received from the IRS is used by the Company to pay off the RAL. Any amount due the taxpayer above the amount of the RAL is remitted to the taxpayer. The RAL fee income is recognized into interest income after the loan balance is collected from the IRS. The fee varies based on the amount of the RAL.

Generally, interest income earned on loans is a function of the outstanding balance multiplied by the rate specified in the loan agreement multiplied by the period of time the loan is outstanding. For RALs, however, the interest income is unrelated to the length of time the loan is outstanding and there is no explicit interest rate. The flat fee charged is recognized as income when the loan is collected from the IRS. No late fees are charged to customers whose loans are not paid within the expected time.

While the loan application form is completed by the taxpayer in the tax preparer’s office, the credit criteria is set by the Company and the underwriting decision is made by the Company. The Company reviews and evaluates all tax returns to determine the likelihood of IRS payment. If any attribute of the tax return appears to fall outside of predetermined parameters, the Company will reject the application and not make the loan.

The Company has entered into two separate contracts with Jackson Hewitt related to the RAL and RT programs, herein referred to “RAL/RT Programs”. One of the contracts with Jackson Hewitt is with Jackson Hewitt Inc. and the other is with Jackson Hewitt Technology Services, Inc. Throughout this document we will refer to both of the contracts with Jackson Hewitt as “JH”.

For more information regarding RALs, refer to Note 7, “Refund Anticipation Loans (“RAL”) and Refund Transfer (“RT”) Programs” of the Consolidated Financial Statements on page 99.

Employees

At December 31, 2007, the Company employed 1,459 employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.

Acquisitions

Recent mergers and acquisitions of the Company are disclosed in Note 2, “Mergers and Acquisitions” in the Consolidated Financial Statements on page 88. A summary of acquisitions in the last three years are as follows:

In August 2005, PCBNA acquired FBSLO for $60.8 million. FBSLO, located in San Luis Obispo, California, provides traditional banking products through three branches in the San Luis Obispo County area.

In July 2006, PCBNA acquired MCM, a California-based registered investment advisor for a cash payment of approximately $7.0 million. MCM is a wholly owned subsidiary of PCBNA which provides wealth management advisory services.

On November 1, 2007, the Company announced that PCBNA signed a definitive Asset Purchase Agreement to acquire the assets of REWA, a San Luis Obispo, California-based registered investment advisor. REWA provides personal and financial investment advisory services to individuals, families and fiduciaries. At December 31, 2007, the firm managed assets of $464.1 million. This transaction closed on January 4, 2008 and therefore this purchase is not recognized within the Company’s Consolidated Financial Statements as of December 31, 2007. PCBNA paid approximately $7.0 million for the assets of the firm. In exchange, PCBNA acquired substantially all of the assets and liabilities of REWA and formed a new wholly-owned subsidiary of PCBNA by the same name.

Market Area

The Company’s retail branch businesses are conducted in eight California counties. These counties include Santa Barbara, Ventura, Monterey, Santa Cruz, Southern Santa Clara, San Benito, San Luis Obispo and Los Angeles. The Company uses separate brand names in various counties for community recognition only, all offices are legal branches of PCBNA, and all of these banking offices are administered under one management structure. The Company has some Small Business Association (“SBA”) lending outside of California in Arizona.

The Company continues to explore opportunities to expand its footprint into markets adjacent to its retail branch locations.

The RAL/RT Programs administrative offices are located in San Diego County, California with taxpayer transactions conducted throughout the United States.

Foreign Operations

The Company has no foreign operations of its own. The Company does provide loans, letters of credit and other trade-related services to a number of commercial enterprises that conduct business outside the United States.

Customer Concentration

The Company does not have any customer relationships that individually account for 10% or more of consolidated revenues.

Competition

The banking and financial services business is highly competitive. The increasingly competitive environment faced by banks is a result primarily of changes in laws and regulations (refer to page 58 through page 64 of this 10-K), changes in technology and product delivery systems, and the continued consolidation among financial services providers. The Company competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many competitors are much larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and/or offer a broader range of financial services.

Economic Conditions

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on our interest-earning assets, such as loans to customers and securities held in the investment portfolio, will comprise the major portion of earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company cannot be predicted. A more detailed discussion of the Company’s interest rate risk and the mitigation of interest rate risk is on page 52 of the MD&A.

The Company’s business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (“FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on the Company cannot be predicted.

From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial service providers. Potential changes to legislation could have a material effect on the Company’s financial condition or results of operations. In addition, the outcome of any investigations initiated by state authorities or litigation raising issues such as whether state laws are preempted by federal law may result in additional regulations that require changes in the Company’s operations and increased compliance costs.

Dramatic negative developments in the latter half of 2007 in the subprime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets generally and the expectation of a general economic downturn in 2008. Commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. The values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue. Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. There is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. The Company cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations and supervisory policies, would have on our financial condition or results of operations. In addition, the outcome of examinations, any litigation or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

Regulation and Supervision

The Company and its subsidiaries are extensively regulated and supervised under both federal and certain state laws. A summary description of the laws and regulations which relate to the Company’s operations are discussed on page 58 through 64 of the MD&A.

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

RISK MANAGEMENT

Investing in our common stock involves various risks which are specific to our company, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. The Company’s Chief Risk and Chief Credit Officers in conjunction with other members of the Company’s Management under the direction and oversight of the Board of Directors lead the Company’s risk management process. In addition to common business risks such as disasters, theft, and loss of market share, the Company is subject to special types of risk due to the nature of its business.

Interest Rate Risk

The banking industry is subject to interest rate risk and variations in interest rates may negatively affect our financial performance. A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the inherent differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality and loan origination volume.

Changes in Economic Conditions

Changes in economic conditions could materially affect the Company. Our business is directly affected by changes in economic conditions, including finance, legislative and regulatory changes and changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Deterioration in economic conditions could result in the following consequences:

■	problem assets and foreclosures may increase

■	demand for our products and services may decline

■	low cost or non-interest bearing deposits may decrease

■	collateral for loans, especially real estate, may decline in value, reducing the value of assets and collateral associated with our existing loans.

In view of the concentration of our operations and the collateral securing our loan portfolio in California, we may be particularly susceptible to the adverse economic conditions in the state of California and in eight counties mentioned above where our business is concentrated.

Changes in Legislation and Regulation of Financial Institutions

We are subject to extensive government regulation, which may impact our ability to increase our assets and earnings. Banking operations are subject to regulation by federal and state and governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. In addition, various laws, rules and regulations are periodically proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products.

Estimating the Allowance for Loan Losses

Our allowance for loan and lease losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. The allowance is also appropriately increased for new loan growth. While we believe that our allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for loan losses further or that regulators will not require us to increase this allowance.

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

Competition from Financial Service Companies

We face increased strong competition from financial services companies and other companies that offer banking services. We conduct most of our operations in California. Increased competition in our markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits.

Operational Risk

Operational risk represents the risk of loss resulting from the Company’s operations, including but not limited to, the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions, transaction processing errors by employees, and breaches of internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation and customer attrition due to negative publicity.

Operational risk is inherent in all business activities and the management of this risk is important to the achievement of the Company’s objectives. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation. The Company manages operational risk through a risk management framework and its internal control processes. The Company believes that it has designed effective methods to minimize operational risks. Business disruption could occur in the event of a disaster and there is no absolute assurance that operational losses would not occur.

Reputation Risk

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

Liquidity Risk

Liquidity is the ability to effectively raise funds on a timely basis to meet cash needs of our customers and the Company, whether it be to handle fluctuations in deposits, to provide for customers’ credit needs, or to take advantage of investment opportunities as they are presented in the market place. The Company manages liquidity by maintaining adequate liquid assets, the ability to raise deposits and liabilities, and having access to additional funds via the capital markets to manage liquidity risk.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company received written comments from the SEC’s Division of Corporation Finance dated June 27, 2007 and responded on September 7, 2007. On January 9, 2008, the SEC staff responded with further inquiries on seven disclosure and classification items related to accounting for the RAL/RT Programs.

ITEM 2.	PROPERTIES

The Company’s executive offices are located at 1021 Anacapa Street, Santa Barbara, California. In addition, the Company leases five administrative premises for support department operations in Santa Barbara, Ventura, Monterey and Los Angeles counties. These offices include human resources, information technology, loan and deposit operations, finance and accounting, and other support functions. In addition, the Company has several locations that are leased and owned for storage and parking, that are not included in the number of leased or owned properties below.

Of the Company’s 50 full-service retail branches, 36 are leased and 14 are owned. In addition, the Company owns the master lease on a retail shopping center where one of its retail branches offices is located. This lease is classified as a capital lease in the Company’s Consolidated Financial Statements.

The Company also occupies 17 loan production offices that include administrative support. Of the 17 locations, 15 are leased and two are owned. The California offices are located in Santa Barbara, Monterey, San Benito, South Santa Clara, San Diego, San Luis Obispo, Orange, Sacramento and Los Angeles Counties. These production offices originate various loan products including SBA, RALs, commercial real estate, residential real estate, commercial, consumer and private banking.

The Company continually evaluates the suitability and adequacy of the Company’s offices and has a program of relocating or remodeling them as necessary to maintain efficient and attractive facilities. Management believes that its existing facilities are adequate for its present purposes.

ITEM 3.	LEGAL PROCEEDINGS

The Company has been named in lawsuits filed by customers and others. These lawsuits are described in Note 18, “Commitments and Contingencies” in the Consolidated Financial Statements on page 119. The Company does not expect that these suits will have any material impact on its financial condition or operating results.

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

Market Information

The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “PCBC”. The following table presents the high and low sales prices of the Company’s common stock for each quarterly period for the last two years as reported by The NASDAQ Global Select Market:

	2007 Quarters				2006 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$28.79	$27.49	$32.63	$34.46	$34.64	$31.44	$35.90	$38.47
Low	16.71	19.70	24.24	29.95	26.15	26.50	30.01	33.03

Dividends

The Company declares cash dividends to its shareholders each quarter. Its policy is to declare and pay dividends of between 35% and 40% of its net income to shareholders. The following table presents cash dividends declared per share for the last two years:

	2007 Quarters				2006 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Cash dividends declared:	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22

The Company funds the dividends paid to shareholders primarily from dividends received from the subsidiary bank, PCBNA.

Holders

There were approximately 20,484 shareholders as of December 31, 2007. This number includes an estimate of the number of shareholders whose shares are held in the name of brokerage firms or other financial institutions. The Company is not provided with the exact number or identities of these shareholders, but has estimated the number of such shareholders from the number of shareholder documents requested by these firms for distribution to their customers.

Based on filings with the SEC by institutional investors, approximately 51% of the Company’s shares are owned by these institutions. These institutions may be investing for their own accounts or acting as investment managers for other investors.

Share Repurchase

In August 2007, the Company’s Board of Directors approved a new share repurchase program. The share repurchase program authorized the repurchase of $25.0 million of the Company’s common stock. This repurchase program replaces the previous share repurchase plan approved in August 2003. At December 31, 2007, there were no shares remaining to be repurchased. The table below summarizes the stock repurchases under this program:

Period		Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Begin Date	End Date

		(dollars in thousands)

10/1/2007	10/31/2007	94,000	$24.74	94,000	$7,670
11/1/2007	11/30/2007	220,000	19.55	220,000	3,359
12/1/2007	12/31/2007	166,900	20.07	166,900	—

Total		480,900	$20.74	480,900	$ —

The following graph shows a five year comparison of cumulative total returns for our common stock, the Standard & Poor’s 500 stock Index and the NASDAQ Bank Index, each of which assumes an initial value of $100 and reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table compares selected financial data for 2007 with the same data for the four prior years. The Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8 and Management’s Discussion and Analysis in Item 7 on the next page explain reasons for the year-to-year changes. The following data has been derived from the Consolidated Financial Statements of the Company and should be read in conjunction with those statements and the notes thereto, which are included in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003

	(dollars in thousands)

Results of operations:
Interest income	$583,609	$564,526	$426,157	$326,181	$272,189
Interest expense	(222,411)	(190,767)	(111,505)	(69,211)	(53,933)

Net interest income	361,198	373,759	314,652	256,970	218,256
Provision for loan losses	(113,272)	(64,693)	(53,873)	(12,809)	(18,286)
Non-interest income	184,589	153,408	111,923	75,635	80,281
Non-interest expense	(275,442)	(315,064)	(214,405)	(179,906)	(162,238)

Income before income taxes	157,073	147,410	158,297	139,890	118,013
Provision for income taxes	56,185	52,870	59,012	51,946	42,342

Net Income	$100,888	$94,540	$99,285	$87,944	$75,671

Per share data:
Diluted weighted average shares used in income per share	47,082	47,099	46,358	45,911	46,083
Income per common share - Diluted	$2.14	$2.01	$2.14	$1.92	$1.64
Book value per share	$14.49	$13.17	$11.69	$10.05	$8.81

Balance sheet:
Total loans	$5,359,156	$5,718,833	$4,897,286	$4,062,294	$3,180,879
Total assets	7,374,346	7,494,830	6,876,159	6,024,785	4,859,630
Total deposits	4,963,812	5,046,401	5,017,866	4,512,290	3,854,717
Long-term debt*	1,405,602	1,401,172	803,212	832,252	491,100
Total shareholders’ equity	668,356	617,376	545,256	459,682	399,048

Operating and capital ratios:
Average total shareholders’ equity to average total assets	8.77%	8.25%	8.08%	7.59%	8.38%
Return on average total assets	1.35%	1.32%	1.55%	1.54%	1.63%
Return on average total shareholder’s equity	15.34%	15.99%	19.18%	20.30%	19.44%
Tier 1 capital leverage ratio	7.97%	7.46%	6.57%	6.33%	7.46%
Tier 1 risk-based capital ratio	9.72%	8.81%	8.02%	8.18%	10.06%
Total risk-based capital ratio	12.33%	11.74%	11.33%	12.10%	13.33%
Dividend payout ratio	41.1%	43.8%	36.4%	35.9%	36.5%

*	Includes obligations under capital lease and other borrowings.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW AND HIGHLIGHTS

Pacific Capital Bancorp is a $7.37 billion community bank holding company which provides full service banking, trust and investment advisory services and lending through its fully-owned subsidiaries.

The following discussion should be read in conjunction with the Company’s financial statements and the related notes provided under “Item 8 – Consolidated Financial Statements and Supplementary Data.”

FINANCIAL RESULTS HIGHLIGHTS OF 2007

Net income of the Company was $100.9 million, or $2.15 per basic share, and $2.14 per diluted share, for 2007 compared to $94.5 million, or $2.02 per basic share, and $2.01 per diluted share, for 2006. Net income increased $6.3 million, or 6.7%, for fiscal year 2007 compared to 2006.

The significant factors impacting earnings of the Company during 2007 were:

■

During 2007 the Company implemented strategic balance sheet initiatives which included the sale of its $254.0 million leasing loan portfolio, $221.8 million of its indirect auto loan portfolio and a conversion of $284.5 million of residential real estate loans to securities. Despite these transactions, interest income from loans increased $23.9 million, or 4.7% for 2007 compared to 2006. This increase was primarily due to strong loan growth.

■	Increased cost of funds which resulted in a $31.6 million increase in interest expense for 2007 compared to 2006.

■	A $55.3 million increase in net loan losses related to the RAL program for 2007 compared to 2006 due to increased tax fraud.

■

A 100 basis point decrease in the Federal Reserve Board’s target federal funds rate from 5.25% to 4.25%, the combination of a flattening, and even inverted, yield curve and intense competition for both loans and deposits continued to compress interest margins, which resulted in a decline in net interest margin to 5.24% from 5.76%.

■

Company wide efforts to control expenses while striving to improve service levels to customers, which resulted in improvement in the Company’s efficiency ratio to 49.91% for 2007 from 58.13% for the year ended December 31, 2006.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2007 throughout the analysis sections of this report.

FINANCIAL RESULTS HIGHLIGHTS OF 2006

The significant factors impacting earnings of the Company during 2006 were as follows:

■	$8.8 million recognized loss recorded on securities that were sold as part of the Company’s balance sheet management strategy in the first quarter of 2007

■	$9.3 million asset write-down related to obsolete software

■	$1.8 million gain on sale of the Company’s San Diego branch

Net interest income from the RAL Program increased to $109.8 million from $61.7 million in 2005. In addition to higher transaction volume, this increase was due to the changes in the contract with JH. The offset to this increase in revenue is the non-interest expense increase of $54.7 million for the marketing and technology fee paid to JH in 2006.

Net interest margin increased to 5.76% for 2006, compared with 5.45% in 2005. Excluding the impact of the RAL Programs, net interest margin declined to 4.19% from 4.48% in 2005 as loan growth outpaced deposit growth.

FINANCIAL RESULTS HIGHLIGHTS OF 2005

■	The Federal Open Market Committee (“FOMC”) of the Federal Reserve Board raised its target Federal funds rate by 2% during 2005.

■	An increase of 11.9% in transaction volumes in our income tax refund loan and transfer programs increasing interest income and fees for the RAL/RT Programs.

■	Loan balances increased approximately $618 million exclusive of the loans purchased with FBSLO.

■

Non-interest expenses increased primarily due to a full year of salaries for the staff added from the PCCI purchase, five months of salary expense for the staff added from the purchase of the FBSLO and consulting expense and depreciation/amortization expense related to the installation of new core accounting and customer relationship management software.

RESULTS OF OPERATIONS

INTEREST INCOME

The Company’s primary source of income is interest income. The following tables present a summary of interest income and the increases and decreases within the interest income line items for the three years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Interest income:
Loans:
Commercial loans	$91,993	$83,062	$76,034
Consumer loans	58,453	65,996	43,420
Tax refund loans	118,568	118,123	64,747
Leasing loans	12,642	27,227	23,825
Real estate loans - commercial	172,192	153,508	101,105
Real estate loans - residential	78,127	60,243	56,754
Other loans	233	189	68

Total	532,208	508,348	365,953

Securities:
U.S. treasury securities	1,863	2,880	3,159
U.S. agencies	17,825	9,411	8,567
Asset-backed securities	162	223	432
CMO’s and MBS	17,520	32,018	36,407
State and municipal securities	11,197	11,263	10,847

Total	48,567	55,795	59,412

Federal funds sold and securities purchased under agreements to resell	2,834	383	792

Total interest income	$583,609	$564,526	$426,157

	Change 2007 with 2006		Change 2006 with 2005
	$	%	$	%

	(dollars in thousands)

Loans:
Commercial loans	$8,931	10.8%	$7,028	9.2%
Consumer loans	(7,543)	(11.4%)	22,576	52.0%
Tax refund loans	445	0.4%	53,376	82.4%
Leasing loans	(14,585)	(53.6%)	3,402	14.3%
Real estate loans - commercial	18,684	12.2%	52,403	51.8%
Real estate loans - residential	17,884	29.7%	3,489	6.1%
Other loans	44	23.3%	121	177.9%

Total	23,860	4.7%	142,395	38.9%

Securities:
U.S. treasury securities	(1,017)	(35.3%)	(279)	(8.8%)
U.S. agencies	8,414	89.4%	844	9.9%
Asset-backed securities	(61)	(27.4%)	(209)	(48.4%)
CMO’s and MBS	(14,498)	(45.3%)	(4,389)	(12.1%)
State and municipal securities	(66)	(0.6%)	416	3.8%

Total	(7,228)	(13.0%)	(3,617)	(6.1%)

Federal funds sold and securities purchased under agreements to resell	2,451	639.9%	(409)	(51.6%)

Total interest income	$19,083	3.4%	$138,369	32.5%

Interest income for the year ended December 31, 2007 was $583.6 million, an increase of $19.1 million or 3.4%. This increase was mostly attributable to the growth in commercial and residential real estate loans offset by a reduction in Collateralized Mortgage Obligations (“CMO”) and Mortgage Backed Securities (“MBS”) interest income and balances.

Interest income in 2006 was $564.5 million, an increase of $138.4 million or 32.5% compared to 2005. The primary driver of this increase was the growth in the RALs, commercial real estate and consumer loan portfolios. The RAL interest income increase occurred due to the restructuring of the JH contract in 2005 for the 2006 RAL season which allowed for the Company to receive 100% of the interest income generated by RALs and increased loan volumes. The interest income increase for the commercial real estate and consumer loans was a combination of growth and increased interest rates paid on those types of loans.

Interest income by operating segment for the year ended 2007 compared to 2006, increased for the Commercial Banking and Wealth Management segments by $27.1 million or 12.82% and $620,000 or 5.58%, respectively. This increase was partially offset by decreased interest income from the Community Banking and RAL/RT Programs segments of $4.3 million and $145,000, respectively.

Interest income by operating segment for the year ended 2006 compared to 2005 increased for all operating segments. Commercial Banking, RAL/RT Programs, Community Banking and Wealth Management interest income increased by $54.4 million, $53.9 million, $31.4 million and $3.4 million, respectively.

INTEREST EXPENSE

Interest expense is incurred from interest paid on deposits and borrowings and is the largest expense for the Company. The following tables present a summary of interest expense and the increases and decreases within the interest expense line items for the three years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Interest expense:
Deposits:
NOW accounts	$24,577	$22,848	$9,734
Money market deposit accounts	26,525	20,438	11,645
Savings deposits	3,300	3,594	3,827
Time certificates of deposits	75,326	69,956	47,749

Total	129,728	116,836	72,955

Securities sold under agreements to repurchase and federal funds purchased	17,997	18,054	5,781
Long-term debt and other borrowings:
FHLB advances	74,610	55,848	33,330
Other borrowings	76	29	(561)

Total	74,686	55,877	32,769

Total interest expense	$222,411	$190,767	$111,505

	Change 2007 with 2006		Change 2006 with 2005
	$	%	$	%

	(dollars in thousands)

Deposits:
NOW accounts	$1,729	7.6%	$13,114	134.7%
Money market deposit accounts	6,087	29.8%	8,793	75.5%
Savings deposits	(294)	(8.2%)	(233)	(6.1%)
Time certificates of deposits	5,370	7.7%	22,207	46.5%

Total	12,892	11.0%	43,881	60.1%

Securities sold under agreements to repurchase and federal funds purchased	(57)	(0.3%)	12,273	212.3%
Long-term debt and other borrowings:
FHLB advances	18,762	33.6%	22,518	67.6%
Other borrowings	47	162.1%	590	(105.2%)

Total	18,809	33.7%	23,108	70.5%

Total interest expense	$31,644	16.6%	$79,262	71.1%

Interest expense in 2007 was $222.4 million an increase of $31.6 million or 16.6% over 2006. Interest expense in 2006 was $190.8 million an increase of $79.3 million or 71.1% over 2005. The increase in both years is due to higher interest rates being paid on deposits and a reliance on more expensive wholesale borrowings such as FHLB advances and overnight Federal funds purchased to fund loan growth. The optimal funding source is non-interest bearing deposits and lower priced interest bearing deposits. Deposit growth was outpaced by loan growth as the Company faced continued competition for deposits from other financial institutions and brokerage firms during 2007 and 2006. The weighted average rate on deposits increased by 38 basis points (bps) in 2007 to 3.37% and increased by 103 bps in 2006 to 2.99%. The weighted average rate on wholesale borrowings also increased by 34 bps to 5.24% in 2007 and 112 bps to 4.90% in 2006.

NET INTEREST MARGIN

The net interest margin is reported on a fully tax equivalent (“FTE”) basis. A tax equivalent adjustment is added to reflect that interest earned on certain municipal securities and loans which are exempt from Federal income tax. The following tables set forth the average balances and interest income on a fully tax equivalent basis and interest expense for the last three years.

	2007
	Average Balance	Interest	Average Yield
Assets:
Federal funds sold	$54,588	$2,834	5.19%
Securities: (1) (2)
Taxable	801,248	37,370	4.66%
Non-taxable	208,193	15,886	7.63%

Total securities	1,009,441	53,256	5.27%

Loans: (1) (3)
Commercial (including leasing)	1,208,355	104,736	8.67%
Real estate-multi family & Commercial	2,374,726	172,367	7.26%
Real estate-residential 1-4 family	1,329,620	78,127	5.88%
Consumer	1,005,943	177,021	17.60%
Other	2,885	233	8.08%

Total loans, net	5,921,529	532,484	8.99%

Total interest-earning assets	6,985,558	588,574	8.43%

Market Value Adjustment	19,418
Noninterest-earning assets	491,852

Total assets	$7,496,828

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing
transaction accounts	$2,149,706	$54,402	2.53%
Time certificates of deposit	1,702,621	75,326	4.42%

Total interest-bearing deposits	3,852,327	129,728	3.37%

Borrowed funds:
Repos and Federal funds purchased	360,622	17,997	4.99%
Other borrowings	1,409,453	74,686	5.30%

Total borrowed funds	1,770,075	92,683	5.24%

Total interest-bearing liabilities	5,622,402	222,411	3.96%

Noninterest-bearing demand deposits	1,118,460
Other liabilities	98,299
Shareholders’ equity	657,667

Total liabilities and shareholders’ equity	$7,496,828

Tax equivalent net interest income/margin		366,163	5.24%

Less: non-taxable interest from securities and loans		4,965	0.07%

Net interest income		$361,198	5.17%

Loans excluding RALs	$5,593,785	$413,916	7.40%
Consumer loans excluding RALs	$678,199	$58,453	8.62%

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.
(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.
(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(Continued)

	Year ended December 31,
	2006			2005
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield

	(in thousands)

Assets:	$8,283	$383	4.62%	25,765	792	3.07%
Federal funds sold
Securities: (1) (2)	1,068,100	44,532	4.17%	1,224,425	48,565	3.97%
Taxable	209,558	17,116	8.17%	198,166	16,402	8.28%
Non-taxable
Total securities	1,277,658	61,648	4.83%	1,422,591	64,967	4.57%

Loans: (1) (3)
Commercial (including leasing)	1,257,957	110,435	8.78%	1,271,327	100,059	7.87%
Real estate-multi family & Commercial	2,083,534	153,744	7.38%	1,461,259	101,352	6.94%
Real estate-residential 1-4 family	1,063,618	60,243	5.66%	1,004,738	56,754	5.65%
Consumer	908,475	184,119	20.27%	697,673	108,167	15.50%
Other	2,949	189	6.41%	2,848	68	2.39%

Total loans, net	5,316,533	508,730	9.57%	4,437,845	366,400	8.26%

Total interest-earning assets	6,602,474	570,761	8.64%	5,886,201	432,159	7.34%

Market Value Adjustment	(2,953)			10,138
Noninterest-earning assets	567,540			509,208

Total assets	$7,167,061			$6,405,547

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing
transaction accounts	$2,178,034	$46,880	2.15%	$2,107,079	$25,206	1.20%
Time certificates of deposit	1,733,608	69,956	4.04%	1,615,945	47,749	2.95%

Total interest-bearing deposits	3,911,642	116,836	2.99%	3,723,024	72,955	1.96%

Borrowed funds:
Repos and Federal funds purchased	391,123	18,054	4.62%	186,707	5,781	3.10%
Other borrowings	1,118,528	55,877	5.00%	834,399	32,769	3.93%

Total borrowed funds	1,509,651	73,931	4.90%	1,021,106	38,550	3.78%

Total interest-bearing liabilities	5,421,293	190,767	3.52%	4,744,130	111,505	2.35%

Noninterest-bearing demand deposits	1,164,716			1,134,952
Other liabilities	(10,369)			8,882
Shareholders’ equity	591,421			517,583

Total liabilities and shareholders’ equity	$7,167,061			$6,405,547

Tax equivalent net interest income/margin		379,994	5.76%		320,654	5.45%

Less: non-taxable interest from securities and loans		6,235	0.10%		6,002	0.10%

Net interest income		$373,759	5.66%		$314,652	5.35%

Loans excluding RALs	$5,176,579	$390,607	7.55%	$4,363,905	$301,628	6.91%
Consumer loans excluding RALs	$768,521	$65,996	8.59%	$623,733	$43,395	6.96%

The following table set forth the change in average balances and interest income on a fully tax equivalent basis and interest expense for the last three years.

	Year Ended December 31,
	2007 versus 2006			2006 versus 2005

	(in thousands)

	Changes due to		Total Change	Changes due to
	Rate	Volume		Rate	Volume	Total Change
Federal funds sold	$53	$2,398	$2,451	$283	$(692)	$(409)
Investment securities	3,709	(12,101)	(8,392)	2,151	(5,470)	(3,319)
Total loans	(27,146)	50,900	23,754	56,775	85,555	142,330

Total interest-earning assets	(23,384)	41,197	17,813	59,209	79,393	138,602

Savings and interest-bearing transaction accounts	8,141	(619)	7,522	20,790	884	21,674
Time certificates of deposit	6,617	(1,247)	5,370	18,551	3,656	22,207

	14,758	(1,866)	12,892	39,341	4,540	43,881

Repos and Federal funds purchased	1,399	(1,456)	(57)	3,796	8,477	12,273
Other borrowings	3,526	15,283	18,809	10,267	12,841	23,108

	4,925	13,827	18,752	14,063	21,318	35,381

Total interest-bearing liabilities	19,683	11,961	31,644	53,404	25,858	79,262

Tax equivalent net interest income	$(43,067)	$29,236	$(13,831)	$5,805	$53,535	$59,340

Income amounts are presented on a fully taxable equivalent basis.

The change not solely due to volume or rate has been prorated into rate and volume components.

The FTE net interest margin decreased to 5.24% for 2007 from 5.76% for the year ended December 31, 2006. The FTE net interest income decreased to $366.2 million in 2007 from $380.0 million in 2006, a decrease of $13.8 million. The significant drivers of these decreases were the increase in loan growth and increased reliance of other borrowings to fund the loan growth and increased rates paid on deposits. The average balance of total net loans increased by $605.0 million. This increase caused interest income on loans to increase $50.9 million while the rates paid on loans decreased, decreasing interest income by $27.1 million for a total increase in interest income on loans of $23.8. The average balance of other borrowings increased by $290.9 million. This increase accounted for $15.3 million of the $18.8 million increase in interest expense on other borrowings. Interest rates paid on deposits increased by 38 bps increasing interest expense paid on deposits by $14.8 million.

The FTE net interest margin increased to 5.76% in 2006 compared to 5.45% in 2005. This increase is attributed to RALs. Specifically, the RAL loans are of a short-term nature normally paying off within two weeks from inception and rates earned slightly increased in both years. The short-term nature results in a higher yield than a traditional loan. The net interest margin excluding the RAL Program decreased to 4.19% in 2006 from 4.48% in 2005. The weighted average rate on earning assets increased 65 bps to 7.01% in 2006 and increased 52 bps to 6.36% in 2005, while the weighted average rate paid on interest bearing liabilities increased 101 bps to 2.97% in 2006 and increased 70 bps to 1.96% in 2005. The weighted average rate paid on wholesale borrowings increased by 90 bps in 2006 to 4.89% and increased by 18 bps to 3.99% in 2005. The cost of deposits and wholesale funding sources increased at a higher rate than the average yield earned on loans.

PROVISION FOR LOAN LOSSES

The provision for loan losses totaled $113.3 million in 2007, an increase of $48.6 million or 75.1% compared to 2006. The increased provision is due to the increased incidences of fraud in the RAL program which increased by $55.3 million for 2007 compared to 2006. The Company incurred larger than anticipated losses as a result of improved fraud screening by the Internal Revenue Service (“IRS”) in 2007. The IRS made changes to its fraud detection system and penalty collection practices for the 2007 tax season which have both contributed to the increased losses on RALs. The RAL pre-file product also experienced higher losses due to the new IRS fraud detection system. The RAL pre-file product is a RAL product that was offered in advance of the taxpayer’s filing of their tax return, primarily in the month of January, for a portion of the anticipated refund amount. A RAL pre-file loan is repaid once a RAL or RT is funded by the IRS. In 2007, the Company decided to no longer offer the RAL pre-file product. The Company has also identified a high concentration of losses associated with certain tax preparers and RAL customers possessing certain characteristics. The Company anticipates enhanced controls will reduce future exposure to these types of individuals.

The provision for loan losses excluding RALs declined by $6.7 million in 2007 compared to 2006 as a result of the sale of the higher risk indirect auto and leasing portfolios in the second quarter of 2007.

The provision for loan losses totaled $64.7 million in 2006, an increase of $10.8 million or 20.1% compared to 2005. This increase was due to loan growth in the Core Bank segments. The Core Bank provision for loan losses totaled $28.0 million in 2006 an increase of $12.4 million compared to 2005. The provision for loan losses for RAL was $36.7 million in 2006, a decrease of $1.5 million due to higher than anticipated repayments of RALs by the IRS compared to 2005.

Excluding the RAL/RT Programs discussed above, provision for loan losses for the other operating segments declined by $6.7 million for the year ended 2007 compared to 2006. The Community Banking segment provision declined by $10.5 million but was partially offset by an increase of $3.8 million in provision for the Commercial Banking segment.

Provision for loan losses by operating segment for the year ended 2006 compared to 2005 increased for the Commercial Banking and Community Banking segments by $8.0 million and $4.4 million, respectively. The RAL/RT Programs segment provision declined by $1.5 million for the comparable periods.

Quarterly, the Company estimates the allowance for loan losses. The change in the allowance for loan losses from the previous quarter is accounted for as a provision for loan losses in the income statement. For additional information regarding the calculation for allowance for loan losses refer to the Critical Accounting Policies discussion of Allowance for Loan Losses on page 54 of the MD&A. Provision for loan losses have substantially increased in 2007 and 2006 when compared to 2005.

NON-INTEREST INCOME

The following tables present a summary of non-interest income and the related changes between the periods presented:

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Non-interest income:
Service charges	$17,686	$16,497	$17,073
Trust and investment advisory fees	24,220	20,284	16,800
Refund transfer fees	45,984	44,939	24,982
Other service charges, commissions and fees	23,008	26,157	20,991
Gain on sale of RALs, net	41,822	43,163	26,023
Gain on leasing portfolio sale, net	24,344	—	—
Loss on securities, net	(1,106)	(8,610)	(730)
Other	8,631	10,978	6,784

Total non-interest income	$184,589	$153,408	$111,923

	Change 2007 to 2006		Change 2006 to 2005
	$	%	$	%

	(dollars in thousands)

Service charges	$1,189	7.2%	$(576)	(3.4%)
Trust and investment advisory fees	3,936	19.4%	3,484	20.7%
Refund transfer fees	1,045	2.3%	19,957	79.9%
Other service charges, commissions and fees	(3,149)	(12.0%)	5,166	24.6%
Gain on sale of RALs, net	(1,341)	(3.1%)	17,140	65.9%
Gain on leasing portfolio sale, net	24,344	—	—	—
Loss on securities, net	7,504	(87.2%)	(7,880)	1079.5%
Other	(2,347)	(21.4%)	4,194	61.8%

Total non-interest income	$31,181	20.3%	$41,485	37.1%

A summary of the significant activity within non-interest income is presented below.

Refund transfer fees

RT fees totaled $46.0 million for the year ended December 31, 2007 compared to $44.9 million in 2006 and $25.0 million in 2005. The increase of $20.0 million from the year ending December 31, 2006 compared to December 31, 2005 is mostly attributable to the change in the contract between the Company and JH which impacted the fee structure for RTs. The contract change increased the RT fee received by the Company per transaction but the increase in the fee is offset by an additional expense incurred by the Company which is paid to JH, referred to as the “Program marketing and technology fee” in our Consolidated Financial Statements. Total RT transactions continue to increase which also, contributed to the increase for the comparable periods. For additional information on the RT income refer to Note 7, “Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs” of these Consolidated Financial Statements.

Trust and investment advisory fees

Trust and investment advisory fees increased by $3.9 million and $3.4 million when comparing the activity of 2007 to 2006 and 2006 to 2005. These increases are mostly attributable to the July 2006 acquisition of MCM as well as continued client base expansion and products. Additionally, the Wealth Management segment increased client assets under management during the last three years. Assets under management were $2.79 billion, $2.72 billion and $1.57 billion for the years ending December 31, 2007, 2006 and 2005, respectively.

Net gain on sale of RALs

The following table presents a summary of the gain on sale of RALs for the three years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Securitized loan fees	$59,969	$60,867	$39,310
Investor securitization costs	(2,383)	(1,796)	(1,082)
Commitment fees	(1,575)	(1,155)	(1,250)
Loan losses, net	(14,189)	(14,753)	(10,955)

Net gain on sale	$41,822	$43,163	$26,023

The Company recorded a net gain on sale of tax refund loans of $41.8 million, $43.2 million and $26.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. These gains relate to the sale of RALs through a securitization and is discussed in Note 7, “Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs” of these Consolidated Financial Statements and below.

The gain on the securitization was much larger in 2007 and 2006 than in 2005 due to the 2006 contract change with JH. The gain is calculated in part by the total fees earned by the company on the loans sold into the securitization. Starting in 2006, the company received 100% of the fees on RALs, while in prior years there was a fee splitting agreement between the company and JH. The increased gain in 2007 and 2006 was offset in a separate line item in the income statement by payment of the program and technology fee paid to JH.

The securitization capacity was $1.50 billion in 2007 which was the largest securitization capacity since the Company started utilizing the securitization facility six years ago. In 2006 and 2005, the capacity was $1.10 billion and $1.00 billion, respectively. The capacity has increased over the last few years to accommodate the increase in RAL balances each year.

On December 19, 2007 the Company entered into a $1.60 billion securitization facility to finance a portion of the RALs for the 2008 season. The terms of the 2008 agreement are substantially the same as the agreements used in prior years. In connection with the 2007, 2006 and 2005 securitizations, the Company sold certain of the RALs to SBBT RAL Funding Corp., a wholly-owned special purpose entity (“RAL Funding”), which in turn sells the RALs to commercial paper conduits sponsored by financial institutions. PCBNA is the servicer of the RALs under the securitization.

All loans sold into the securitization are either fully repaid or repurchased by the Bank at the termination of the securitization in mid-February of each calendar year, consistent with the terms of the Securitization Agreement. At March 31, these repurchased loans are reported in the balance sheet as

RAL loans and become subject to the same charge-off criteria as RALs retained on the balance sheet since origination. Charge-offs and recoveries are recorded through the allowance for loan losses subsequent to the end of the first quarter of each calendar year.

The securitization of RAL loans also changes how some of the income and expenses are accounted for. All of the cash flows associated with the RALs sold to the Company’s securitization partners are reported net as a gain on sale of RALs. The gain on the securitization of RALs is further explained in Note 7, “Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs” within our Consolidated Financial Statements on page 99.

Net gain on sale of leasing portfolio

In June 2007, the Company sold the leasing loan portfolio for a gain on sale of $24.3 million. The gain is disclosed as a separate line item of non-interest income due to the significant amount of gain on sale received. The details related to this sale are described in Note 6, “Loan Sales” of these Consolidated Financial Statements.

Net loss on securities

Net loss on securities for the year ending December 31, 2007 and 2006 were $1.1 million and $8.6 million, respectively. These losses are mostly attributed to the Company’s impairment losses on securities in the fourth quarter of each year. In December 2007, Management changed intent to no longer necessarily hold it’s available for sale (“AFS”) MBS securities portfolio to maturity or ultimate recovery. As a result of this decision a $3.0 million impairment was taken on the $250.4 million AFS MBS portfolio at December 31, 2007. At December 31, 2006, Management made the decision to sell the 2003 and 2004 leveraging strategy portfolio and realized an $8.8 million impairment loss due to a decision to sell this portfolio in 2006. During the first quarter of 2007, the 2003 and 2004 leveraging strategy portfolio was sold for a $1.6 million gain. Additional discussion regarding the impairments taken on securities and the activity in the securities portfolio is disclosed in the “Investment Securities” section of the MD&A and in Note 4, “Securities” of these Consolidated Financial Statements.

Other service charges, commissions and fees

Other service charges, commissions and fees decreased by $3.1 million in 2007 compared to 2006. The revenues earned in this line item are from providing services to customers as well as fees received from third parties for the collection of RALs. Collection fees are earned by returning RAL customers and cross-collections from third party vendors that collect on previous years charged-off RALs. The collection fees decreased by $3.2 million due to fewer third party vendors collecting on charged-off RALs when comparing December 31, 2007 to 2006. When comparing the years ending December 31, 2006 to 2005 the collection fees increased by $3.6 million. The increase in 2006 was due to a change in the JH agreement as prior to December 31, 2005 all of the collection fees were split with JH. Under the revised agreements, the Company retained all fees on recovered loans.

Other Income

Other income decreased by $2.3 million in 2007 compared to 2006. In 2006 compared to 2005, other income increased by $4.2 million. Other income is generated by various sources including interest and dividends from FHLB and FRB Stock, sales of loans, and earnings from Bank Owned Life Insurance (“BOLI”). Other income is reduced by losses generated by the Company’s investment in low-income housing partnerships.

For the comparison of the years ended December 31, 2007 to 2006, BOLI earnings decreased by $1.3 million which represented a majority of the decrease in other Income in 2007. Conversely, BOLI earnings increased $1.2 million in the comparable periods of December 31, 2006 to 2005 due to increased investment in BOLI during 2005.

FHLB and FRB stock dividends were $3.9 million, $3.5 million and $1.9 million for the years ending December 31, 2007, 2006 and 2005. The earnings on FHLB and FRB stock increased as the Company’s total investment in FHLB stock increased due to borrowing advances as described in Note 14, “Long-term Debt and Other Borrowings” of these Consolidated Financial Statements.

A major component of other income was the gain and losses from loan sales. As explained in Note 6, “Loan Sales” of the Consolidated Financial Statements, the Company sold a majority of the Indirect Auto Loan portfolio during the second quarter of 2007 and accounted for a loss on sale of $850,000. In addition, the Company had a gain on the sale of SBA loans for the last three years. The gain on sale of SBA 7(a) loans were $2.4 million, $2.0 million and $2.7 million for the years ending December 31, 2007, 2006 and 2005.

The tax credit partnerships result from the Company’s investments in limited partnerships that are set up to build or renovate low-income housing. Given the generally higher income demographics in the Company’s market areas, the Company does not have many opportunities to make the direct investments in low-income housing that are required for the Bank to comply with the provisions of the Community Reinvestment Act (“CRA”). The Bank’s investments in these low-income housing partnerships qualify for CRA requirements. These partnerships operate at a loss but generate Federal and state income tax credits in excess of the after-tax impact of the losses. The tax credits received by the Bank are included in other income for the last three years are $2.0 million, $2.4 million and $1.9 million.

Non-interest income by operating segment increased in the Community Banking, Wealth Management, and Commercial Banking segment for the year ended 2007 compared to 2006, by $21.5 million, $4.2 million and $811,000, respectively. Non-interest income for the RAL/RT Programs segment declined by $3.4 million for the comparable periods.

Non-interest income by operating segment for the year ended 2006 compared to 2005 increased for all segments. RAL/RT Programs, Community Banking, Wealth Management and Commercial Banking non-interest income increased by $40.9 million, $2.6 million, $2.5 million and $458,000, respectively.

NON-INTEREST EXPENSES

The following tables present a summary of non-interest expense and the related changes between the periods presented:

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Non-interest expenses:
Salaries and benefits	$120,512	$124,269	$108,023
Occupancy expense, net	21,952	19,631	17,150
Furniture, fixtures and equipment, net	9,551	10,492	11,703
Refund program marketing and technology fees	44,500	54,706	—
Other	78,927	105,966	77,529

Total non-interest expenses	$275,442	$315,064	$214,405

	Change 2007 to 2006		Change 2006 to 2005
	$	%	$	%

	(dollars in thousands)

Salaries and benefits	$(3,757)	(3.0%)	$16,246	15.0%
Occupancy expense, net	2,321	11.8%	2,481	14.5%
Furniture, fixtures and equipment, net	(941)	(9.0%)	(1,211)	(10.3%)
Refund program marketing and technology fees	(10,206)	(18.7%)	54,706	—
Other	(27,039)	(25.5%)	28,437	36.7%

Total non-interest expenses	$(39,622)	(12.6%)	$100,659	46.9%

Non-interest expense is comprised of expense incurred for the operations of the Company. The most significant are those expenses attributed to employee salaries and benefits. Throughout 2007, the Company successfully executed a strategic initiative to control expenses, which resulted in decreased total non-interest expenses of $39.6 million for 2007 compared to 2006.

The improved measurements presented in the table below also reflect the Company’s successful expense controlling efforts during 2007.

The following table summarizes key non-interest expense ratios for the last three years.

	Year Ended December 31
	2007	2006	2005
Non-interest expense as a percentage of average assets	3.67%	4.40%	3.35%
Operating efficiency ratio	49.91%	58.13%	49.48%

Salaries and benefits

The following table summarizes the components of salaries and benefits expense for the three years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Salaries	$85,356	$83,068	$70,465
Commissions	6,437	5,727	5,243
Bonuses	8,944	12,130	12,423
Benefits	13,019	15,984	13,037
Payroll taxes	6,756	7,360	6,855

Total	$120,512	$124,269	$108,023

The $3.8 million decrease in salary and benefits expense for the year ended December 31, 2007 compared to December 31, 2006 was mostly attributed to decreases in benefit costs and bonus expense of $3.0 million and $2.8 million, partially offset by a $1.7 million increase in severance compensation. The increased severance was primarily due to staff reductions in conjunction with the indirect auto and leasing loan portfolio sales as well as strategic re-alignment within the business units.

The increase in salary and benefit expense of $16.2 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 was driven by $1.7 million of expense recognized in relation to the adoption of SFAS123-R for non-qualified stock options and $3.7 million related to Restricted Stock grants as well as annual merit salary increases of approximately $3.0 million, increased benefit costs, and increased resources to support risk management and Sarbanes-Oxley Act of 2002 compliance. For the year ended December 31, 2006, there was also a full-year impact of salary and benefit expenses of approximately $1.4 million from the FBSLO acquisition and the partial year impact from the MCM acquisition.

Refund program marketing and technology fees

For the RAL/RT Programs’ activity in 2006 and 2007, the Company and JH entered into a revised contract. In the revised contract with JH, the Company agreed to pay a fixed fee to JH for program and technology services which is reported in this line item. In exchange for paying the program and technology fee to JH the Company received 100% of the interest and fee income related to the RAL/RT Programs and also assumed 100% of the loan losses associated with the RAL Program. The refund program and marketing technology fees paid to JH were $44.5 million and $54.7 million for the years ended December 31, 2007 and 2006, respectively. The reduction in the refund program marketing and technology fee paid for 2007 is due to fewer transactions processed in 2007 than in 2006.

Pursuant to the terms of the Program Agreement, PCBNA pays a fixed annual program fee to JH in exchange for marketing rights. JH designates the number of offices that will process RALs and RTs for PCBNA. The designated group of offices represents the market available to PCBNA in a given year. As the market share may change each year, the program fee is correspondingly adjusted to reflect the value of the market share. The fee is calculated based on forecasted RAL/RT volumes. To the extent volumes are significantly different than forecast, the fees paid under the Program Agreement are adjusted accordingly. PCBNA paid a Program Agreement fee of $24.0 million and $23.0 million for 60% and 70% of JH volume in 2007 and 2006, respectively.

Pursuant to the terms of the Technology Agreement, PCBNA pays a fixed technology fee to JH for processing services. In the event the actual annual business volume acquired by PCBNA is different than the predictive factors used to derive the technology payment, PCBNA has a contractual right to adjust the fees paid under the Technology Agreement. PCBNA paid a fixed technology fee of $20.5 million and $26.0 million in 2007 and 2006, respectively.

Net Occupancy Expense

Net occupancy expense increased in 2007 and 2006 by $2.3 million and $2.5 million, respectively. The increase in 2007 is the result of opening new locations, including the Madrone Village branch, two new commercial banking offices and three new administrative offices as well as a full year of the Paso Robles location added in 2006. The 2006 increase relates to the full year impact of FBSLO, new wealth management offices, the new Paso Robles branch location, and increased rents and improvements in our other locations.

Other expense

The table presents the significant items included in other expense. Consultant expense includes the Company’s independent accountants, attorneys, and other independent service providers used for special projects.

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Other Expense:
Software:
Amortization	$8,591	$15,846	$4,500
Write-off of obsolete software	—	9,271	—
Maintenance	6,679	6,454	10,227

Total software expense	$15,270	$31,571	$14,727

Consulting:
Consultants	$11,171	$15,599	$13,685
Accounting and audit fees	3,137	4,552	2,402

Total consulting	$14,308	$20,151	$16,087

Total other expenses declined by $27.0 million, or 25.5% to $78.9 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The majority of this decline was generated from the strategic cost cutting initiatives of the Company, specifically declines in software and consulting expenses. Total software expense for 2007 compared to 2006 declined by $16.3 million, or 51.6% mostly from the $9.3 million of capitalized software written off in December 2006 as it was deemed obsolete or no longer in use. Consulting expenses for the comparable periods decreased by $5.8 million, or 29.0%.

Included in software amortization are capitalized interest costs associated with the internally developed software in conjunction with the new core system implemented in November 2005. For the years ended December 31, 2007, 2006, and 2005, the Company capitalized interest costs of approximately $40,000, $47,000, and $661,000, respectively. These capitalized costs are amortized over the expected life of the software.

Other expense increased by $28.4 million in 2006 due to the write-down of the information technology (“IT”) system obsolete software of $9.3 million, and the full year impact of depreciation for the new IT system put into production in late 2005. This increased software expense by $7.6 million.

PROVISION FOR INCOME TAXES

The effective tax rate for the year ending December 31, 2007 was 35.8%, compared with 35.9% for the year ending December 31, 2006 and 37.3% for the year ending December 31, 2005. The effective tax rate remained substantially unchanged between 2007 and 2006. The lower effective tax rate for the year ending December 31, 2006 compared to the year ending December 31, 2005 is attributable to a decrease in pretax income and an increase in permanent tax benefits in 2006 compared to 2005.

The effective rates during all periods differed from the applicable statutory federal (35%) and state (10.84%) tax rates due to various factors, including tax credits from investments in low-income housing partnerships, tax-exempt interest income and tax-exempt earnings on bank-owned life insurance policies.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). We did not recognize any adjustment in the liability for unrecognized tax benefits that impacted the beginning retained earnings as a result of the adoption of FIN 48 therefore, the adoption did not impact our financial statements nor was there a change in the Company’s unrecognized tax benefits during 2007.

For additional information related to the Company’s provision for income taxes for the years ended December 31, 2007, 2006 and 2005, refer to Note 16, “Income Taxes” of the Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The investment security portfolio of the Company is utilized as collateral for borrowings, required collateral for public agencies and trust customers deposits, Credit Reinvestment Act (“CRA”) support, and to manage liquidity, capital and interest rate risk.

At December 31, 2007, 2006 and 2005 the Company held the following investment securities.

	December 31,
	2007	2006	2005

	(in thousands)

Trading:
Mortgage-backed securities	$146,862	$—	$—

Total trading securities	146,862	—	—

Available for Sale:
U.S. Treasury obligations	39,997	64,149	99,053
U.S. Agency obligations	479,490	206,232	258,683
Collateralized mortgage obligations	23,861	63,984	62,252
Mortgage-backed securities	382,943	586,295	703,781
Asset-backed securities	2,198	3,030	7,094
State and municipal securities	248,398	243,452	238,686

Total available-for-sale securities	1,176,887	1,167,142	1,369,549

Total Securities	$1,323,749	$1,167,142	$1,369,549

Total investment securities held by the Company increased $156.6 million at December 31, 2007 compared to 2006. In December 2007, the Company converted $285.1 million of fixed rate mortgage loans held for investment to $285.1 million of mortgage-backed securities (“MBS”). The Company designated $146.9 million of the securities received as trading which were subsequently sold in January 2008. The remaining $138.2 million were designated available for sale. In March 2007, the Company sold $314.8 million of securities from the 2003 and 2004 leveraging strategy portfolio. Of the $314.8 million of securities, $280.2 million were from the MBS portfolio and $34.6 million were from the Collateralized Mortgage Obligations (“CMOs”) portfolio. The increase in U.S. Agency Obligations of $273.3 million was due to collateral replacement needs and to diversify the securities portfolio.

The tables below summarize the maturity distribution and yield analysis of the securities portfolio at December 31, 2007.

	December 31, 2007
	One year or less	After one year to five years	After five years to ten years	After ten years	Total

	(in thousands)

Maturity distribution:
Trading:
Mortgage-backed securities	$—	$—	$146,862	$—	$146,862

Total trading	—	—	146,862	—	146,862

Available-for-sale:
U.S. Treasury obligations	39,997	—	—	—	39,997
U.S. Agency obligations	178,687	183,727	117,075	—	479,489
Mortgage-backed securities and
Collateralized mortgage obligations	4,233	145,083	226,167	31,320	406,803
Asset-backed securities	—	2,198	—	—	2,198
State and municipal securities	3,004	26,876	50,073	168,447	248,400

Total available-for-sale	225,921	357,884	393,315	199,767	1,176,887

Total	$225,921	$357,884	$540,177	$199,767	$1,323,749

The timing of the payments for MBS and CMO securities is estimated based on the contractual terms of the underlying loans adjusted for estimated prepayments. Issuers of certain investment securities have retained the right to call these securities before contractual maturity.

	December 31, 2007
	One year or less	After one year to five years	After five years to ten years	After ten years	Total
Tax equivalent weighted average yield
Trading:
Mortgage-backed securities	—	—	5.39%	—	5.39%
Available-for-sale:
U.S. Treasury obligations	4.39%	—	—	—	4.39%
U.S. agency obligations	4.41%	5.15%	5.30%	—	4.91%
Mortgage-backed securities and
Collateralized mortgage obligations	5.03%	4.73%	5.12%	4.84%	4.96%
Asset-backed securities	—	6.52%	—	—	6.52%
State and municipal securities	11.24%	9.09%	8.49%	9.48%	9.26%

Total available-for-sale	4.51%	5.27%	5.58%	8.66%	5.80%

Overall weighted average	4.51%	5.27%	5.53%	8.66%	5.76%

The table above presents the tax equivalent weighted average yields of investment securities held by the Company at December 31, 2007. State and municipal securities are tax-exempt for Federal tax purposes and this tax-exempt interest makes up almost all of the amounts shown for the line captioned “non-taxable interest from securities and loans” in the net interest margin table on page 22 and 23 within the line item, “non-taxable interest from securities and loans” of the net interest margin table. For a more detailed description of the fully tax equivalent yield refer to the glossary on page 138. Management is aware of one CMO held in the investment portfolio that has some sub-prime loans as the underlying collateral.

Sales of Investment Securities

The Company sold $317.6 million and $47.4 million of investment securities during the years ended December 31, 2007 and 2005, respectively. The Company sold no investment securities in 2006. For the years ended December 31, 2007 and 2006, and 2005, net gains (losses) on the sales and calls of securities were $1.9 million, $151,000, and ($730,000), respectively.

In 2007, 2006, and 2005 respectively, $234.6 million, $128.4 million and $127.5 million of investment securities matured or were called prior to contractual maturity. A detailed summary of gains and losses on investment securities is included in Note 4, “Securities” of the Consolidated Financial Statements.

In December 2006, the Company decided to sell securities purchased in 2003 and 2004 as part of a leveraging strategy. While not liquidated until early 2007, the Company recognized an $8.8 million impairment loss in the fourth quarter of 2006. By the time the sale was executed in the first quarter of 2007, the securities had recovered a portion of their value due to changes in interest rates and the Company recognized a $1.6 million gain, for a total net loss recognized of $7.2 million. The proceeds from the sale were used to reduce wholesale borrowings and to reinvest in higher yielding securities

Included in the net loss on securities transactions at December 31, 2007 are MBS impairment losses of $3.0 million. The impairment loss recognized on these MBS is a result of Management’s change in intent to no longer necessarily hold MBS investment securities classified as available-for-sale in a temporary loss position until full recovery or maturity. This change in intent was to provide more flexibility to manage the Company’s liquidity, capital and interest rate risk. As a result of this change, future unrealized losses on AFS MBS will be recognized by recognition of impairment losses in the income statement while unrealized gains will be recognized in OCI.

The securities portfolios are managed by the finance department to maximize funding and liquidity needs of the Company. The interest income on investment securities is included in the “All Other” segment reported in Note 24, “Segments” of the Consolidated Financial Statements.

Derivative Instruments

The Company has policies and procedures that permit limited types and amounts of derivative instruments to help manage interest rate risk. As of December 31, 2007, the Company did not hold any hedges or derivative instruments to manage interest rate risk.

The Company’s use of derivative instruments is discussed in Note 22, “Derivative Instruments” of the Consolidated Financial Statements.

LOAN PORTFOLIO

Through the Company’s banking subsidiary, PCBNA, a full range of lending products and banking services are offered to households, professionals, and businesses. The Company offers its lending products through its four operating business segments. These segments are Community Banking,

Commercial Banking, Wealth Management and RAL/RT Programs. The products offered by these segments include commercial, consumer, commercial and residential real estate loans and Small Business Administration (“SBA”) guaranteed loans.

The table below summarizes the distribution of the Company’s loans held for investment at the year end indicated.

	December 31,
	2007	2006	2005	2004	2003

	(dollars in thousands)

Real estate:
Residential	$1,075,663	$1,393,681	$1,128,318	$901,679	$809,031
Multi-family residential	278,935	287,626	256,857	182,936	121,750
Commercial	1,558,761	1,226,439	1,160,864	1,028,278	732,231
Construction and land	651,307	536,443	374,500	286,387	249,976
Commercial, industrial, and agricultural	1,196,808	1,072,831	934,840	826,684	681,722
Home equity lines	394,331	372,637	319,195	212,064	138,422
Consumer	200,094	527,751	431,542	387,257	296,286
Leases	—	297,526	287,504	234,189	149,642
Other	3,257	3,899	3,666	2,820	1,819

Total loans	$5,359,156	$5,718,833	$4,897,286	$4,062,294	$3,180,879

Real estate:
Residential	20.1%	24.4%	23.0%	22.2%	25.4%
Multi-family residential	5.2%	5.0%	5.2%	4.5%	3.8%
Commercial	29.0%	21.4%	23.8%	25.3%	23.0%
Construction and land	12.2%	9.4%	7.6%	7.0%	7.9%
Commercial, industrial, and agricultural	22.3%	18.8%	19.1%	20.4%	21.4%
Home equity lines	7.4%	6.5%	6.5%	5.2%	4.4%
Consumer	3.7%	9.2%	8.8%	9.5%	9.3%
Leases	0.0%	5.2%	5.9%	5.8%	4.7%
Other	0.1%	0.1%	0.1%	0.1%	0.1%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

Net deferred fees included in the amounts above	$6,881	$7,069	$6,208	$7,116	$5,380

The loan balances in the above table include net deferred or unamortized loan origination, extension, and commitment fees and deferred loan origination costs. These deferred amounts are amortized over the lives of the loans.

Net Growth in the Loan Portfolio

The Company’s total loan portfolio decreased by $359.7 million or 6.3% from $5.72 billion at December 31, 2006 to $5.36 billion at December 31, 2007. The majority of this decrease was due to strategic loan sales mostly offset by overall loan growth in the remaining portfolio.

During 2007, the Company completed three significant loan portfolio transactions totaling $761.0 million. All of the loan transactions were from the Community Banking segment. A summary of the loan carrying value at the time of transaction is as follows:

■	$221.8 million of indirect auto loans sold in May 2007

■	$254.7 million sale of all leasing loans in June 2007

■	$284.5 million of fixed rate residential real estate loans converted to MBS Securities in December 2007

The indirect auto loans were sold in May 2007 at a net loss of $850,000. The leasing loan portfolio was sold in June 2007 for a net gain of $24.3 million. The sale of the indirect auto and leasing loan portfolios were part of the Company’s strategic balance sheet management in 2007 as well as these products were offered outside our market footprint and relied on third parties for origination of these loans. The residential real estate loans were converted into MBS in December 2007. A detailed discussion of these loan transactions is included on page 98 within Note 6, “Loan Sales and Transactions” of the Consolidated Financial Statements.

Selected SBA loans were also periodically sold throughout 2007. The total SBA 7(a) guaranteed loans sold were $43.4 million. The Company occasionally sells the guaranteed portion of selected SBA 7(a) loans into the secondary market, on a servicing retained basis. In prior years, the Company retained the unguaranteed portion of these loans and serviced the loans as required under the SBA programs to specified yield amounts. The SBA program stipulates that the Company retain a minimum of 5% of the unguaranteed loan balance. The percentage of each unguaranteed loan in excess of 5% may be periodically sold into the secondary market, typically for a cash premium. During the third quarter of 2007, the Company sold $4.6 million of the unguaranteed portion of selected SBA 7 (a) loans. The Company recorded a servicing liability for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan. The balance of all servicing obligations is subsequently amortized over the estimated life of the loans. For the year ended December 31, 2007, 2006 and 2005, the Company recognized a gain on sale of SBA 7(a) loans of $2.4 million, $2.0 million and $2.7 million, respectively.

Excluding the loan sales outlined above, total loans grew $401.3 million or 7.0%, during 2007 compared to 2006. A majority of the growth during 2007 was due to commercial real estate loans of $332.3 million, commercial, industrial and agricultural loans of $124.0 million and construction and land loans of $114.9 million.

The growth in loans during prior years 2006 through 2004 was primarily from residential real estate loans with increases of $265.4 million, $226.6 million, $92.6 million when comparing each of the respective years. With residential real estate values increasing at rapid rates on the central coast of California during 2006 through 2004, these products had significant growth during those periods. The loan growth was also supplemented with the acquisitions of FBSLO in 2005 and PCCI in 2004.

During 2005 the Company purchased FBSLO, which had approximately $217.2 million of loans, and in 2004 purchased PCCI, which had approximately $419.0 million in loans. Without the acquisition of FBSLO, loan growth would have been $617.8 million or 15.2% in 2005 and without the acquisition of PCCI, loan growth would have been $462.4 million or 14.5% in 2004.

Loans Held for Sale

At December 31, 2007, the Company held $68.3 million of loans held for sale. Loans held for sale are reported at the lower of cost or market. All the loans held for sale at December 31, 2007 were residential mortgage loans. The majority of these loans, $68.2 million related to an agreement which settled in January 2008.

Loans by Segments and Category

Community Banking

The Community Banking segment assets decreased by $727.5 million, or 27.1% primarily due to the loan transactions of $761.0 million in 2007 compared to 2006.

During 2006 and 2005 residential loans secured by one to four single-family units in this segment increased by $265.4 million and $226.6 million, respectively compared to the ending balances at

December 31, 2005 and 2004 primarily from the result of low interest rates and increased refinancing activity.

Home equity lines continue to have increases in growth with a majority of the growth occurring in 2005 and 2004. In 2005, home equity loans saw the largest percentage increase of 50.5%. The increase in home equity loans was attributed to aggressive marketing efforts during 2005 and 2004 as well as the improving economy. FBSLO contributed $15.5 million of the 2005 growth in the home equity category.

Within the consumer loan portfolio were the indirect auto loan portfolio and Holiday loans. Prior to the sale of the indirect auto loan portfolio and discontinuance of the Holiday loan product, these portfolios were the main sources of growth in prior years. As of December 31, 2006 and 2005, Holiday loans accounted for $86.3 million and $57.6 million of the consumer loans. Holiday loans are seasonal since they are all funded in the fourth quarter of each year and they are either paid off or charged-off during the first quarter of the following year. Holiday loans were offered by professional tax preparers to their clients. After experiencing a high loan loss rate on Holiday loans, the Company decided in 2007 to no longer originate these products.

Prior to the sale of the leasing portfolio, it experienced growth in 2005 and 2004. The leasing portfolio increased by $53.3 million or 22.8% and $84.5 million or 56.5% in 2005 and 2004, respectively.

Commercial Banking

Business units in this group offer a complete line of commercial and real estate loan products, including SBA loans, traditional commercial loans and lines of credit, asset based lending, and letters of credit. Business units in this group also serve the real estate industry through land acquisition and development loans, construction loans for development of both commercial and residential subdivisions.

The Commercial Banking segment assets grew by $420.9 million, or 14.2% in 2007 compared to 2006. This loan growth was mostly related to commercial real estate loans. Commercial real estate loans increased $332.3 million, or 27.1% in 2007 compared to 2006. Other commercial, industrial and agricultural loans increased by $138.0 million, or 14.8% in 2006 compared to 2005.

Before making these loans, the Company will review a number of factors including the customer’s historical performance, management, economic conditions facing the customer, capital structure, and any available collateral. Loans in the Commercial Banking segment may have fixed or variable interest rates, depending on the product.

In 2007, Management determined that the SBA loans should be moved to the Commercial Banking segment from the Community Banking segment. As of December 31, 2007, 2006, and 2005 SBA loans are included in this segment for comparability.

Wealth Management

Business units in this group service customers who meet certain net-worth, income, and liquidity criteria. There is not a specific loan category related to Wealth Management loans.

RAL/RT Programs

No RALs were outstanding at December 31, of any year. All RALs are repaid or charged-off at December 31 of each year. RALs are a seasonal credit product extended to consumers during the first four months of any calendar year. The purpose of the RAL is to provide consumers with liquidity at the time they file for their tax refund. The Company works with third party tax preparers who facilitate the origination of RALs through an application process. RAL underwriting is based on information about the borrower as well as certain elements within the tax return. The source of repayment for the RAL is the Internal Revenue Service (IRS) when it refunds the borrower’s excess tax payments.

In 2006, the Company and JH entered into two new contracts, a program contract and a technology services contract. These contracts provided for JH to reduce the proportion of its transactions directed to the Company from approximately the 80% proportion for 2005 to approximately 50% in the 2008 tax season, and changed the method by which JH was compensated for the services it provides to the Company. The fee-splitting arrangement provided for in the earlier contract is eliminated, and, under the new contracts with JH, respectively are compensated for services through fixed fees for program and technology services.

The change in the contracts had a substantial impact on the amount of revenue, but little impact on pre-tax income as the amount of the fixed fees is approximately equal to what would have been shared with JH under the previous contract. While the “economics” are virtually the same under the new contracts as under the old, the presentation is different. Under the previous contract, the fees were recognized net of the amount of the fee split with JH. Under the new contracts, the whole amount of the revenue from the RALs and RTs is recognized by the Company and the program and technology service fees are shown as expenses.

The following table summarizes maturities and interest rates types for each loan category.

	December 31, 2007
	Due in one year or less	Due after one year to five years	Due after five years

	(in thousands)

Real Estate:
Residential
Floating rate	$2,122	$7,088	$576,059
Fixed rate	2,175	3,614	484,605
Commercial
Floating rate	32,725	133,598	1,295,987
Fixed rate	17,970	126,829	230,587
Construction and Development
Floating rate	400,410	75,438	62,744
Fixed rate	71,763	24,505	16,447
Commercial, industrial and agricultural
Floating rate	452,312	226,070	229,810
Fixed rate	82,992	106,357	99,267
Home equity lines
Floating rate	2,192	19,298	231,277
Fixed rate	38	897	140,629
Consumer
Floating rate	87,836	13,495	5,706
Fixed rate	3,978	30,664	58,415
Other
Floating rate	—	—	—
Fixed rate	3,257	—	—

Total Loans	$1,159,770	$767,853	$3,431,533

ALLOWANCE FOR LOAN LOSSES

The Company established an estimated reserve for inherent loan losses and records the change in this estimate through charges to current period earnings.

Allocation of the Allowance for Loan Loss

The table below summarizes the estimated allowance for loan loss by loan type:

	For the Year Ended December 31,
	2007	2006	2005	2004	2003

	(dollars in thousands)

Real estate:
Residential	$3,180	$3,194	$2,458	$2,031	$3,196
Multi-family residential *	890	932	868	613	n/a
Commercial	5,368	4,939	6,271	5,080	6,442
Construction and land	3,391	2,004	1,465	1,233	1,726
Commercial, industrial, and agricultural	22,567	19,538	16,842	22,771	21,824
Home equity lines	2,365	1,657	1,280	797	641
Consumer	7,082	17,724	14,640	11,413	9,455
Leases	—	14,683	11,774	10,039	6,266

Total allowance	$44,843	$64,671	$55,598	$53,977	$49,550

Percent of loans to total loans (1):
Real estate:
Residential	20.1%	24.4%	23.0%	22.2%	25.4%
Multi-family residential *	5.2%	5.0%	5.2%	4.5%	3.8%
Commercial	29.0%	21.4%	23.8%	25.3%	23.0%
Construction and land	12.2%	9.4%	7.6%	7.0%	7.9%
Commercial, industrial, and agricultural	22.3%	18.8%	19.1%	20.4%	21.4%
Home equity lines	7.4%	6.5%	6.5%	5.2%	4.4%
Consumer	3.7%	9.2%	8.8%	9.5%	9.3%
Leases	—%	5.2%	5.9%	5.8%	4.7%
Other	0.1%	0.1%	0.1%	0.1%	0.1%

Total allowance	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Calculated based on total loans as presented on page 36.

*	The breakout of multi-family residential loans prior to 2004 is not available.

Any changes in the risk profile of the various parts of the loan portfolio should be reflected in the allowance assignment. There is no assignment of allowance to RALs at December 31, 2007 because unpaid RALs are charged-off prior to year-end.

Total allowance for loan losses decreased by $19.8 million, or 30.7% at December 31, 2007 compared to December 31, 2006. This decrease is mostly attributed to the loan sales during 2007. Both the leasing portfolio and the indirect auto loan portfolio consisted of higher risk loans which contributed to a $20.6 million decrease at the time of sale.

The increase of $9.1 million in the allowance for loan losses at December 31, 2006 compared to 2005 was due to growth in the loan portfolio, higher than expected volumes of Holiday loans, and additional provision required for a large bridge loan originated in the fourth quarter 2006.

Allowance for Loan Losses—RALs

A RAL is charged-off when Management determines that payment from the IRS is unlikely. The Company does not receive formal notification from the IRS regarding the denial of any tax refund claims. As a result, Management relies on prior years experience with IRS payment patterns. Prior years experience has indicated that payment from the IRS becomes unlikely after tax refund payments are 4-6 weeks past due from the expected payment date. The IRS’s payment patterns have varied from year to year, so the Company has utilized the most recent period payment patterns to predict current year payments. As a result of the Company’s collection experience in conjunction with regulatory requirements, all RALs are charged off prior to December 31 each year. Therefore, the Company had no allowance for loan losses assigned to RALs on December 31 of any year.

Recoveries on RALs occur due to unexpected payments from the IRS, the taxpayer directly, or during a subsequent RAL season new request procedure from the charged off RAL customer. Some recoveries on prior year charge-offs occur when the taxpayer returns to a tax preparer that offers RALs or RTs through the Company. If the Company accepts the application for a RAL on the new refund claim or for an RT, the amount of the prior year’s charged-off loan will be deducted from the proceeds of the current year RAL or RT.

The Company may also receive payments on RALs charged-off in previous years through the process of cross-collections. Cross-collections are payments received from other RAL providers in accordance with specific agreements. Management has determined that cross-collections recoveries cannot be reasonably estimated using historical cross-collection experience. Under the cross-collection agreements, the Company also deducts from current year RALs or RTs for RALs charged-off by the other banks and remits the proceeds to the other bank.

Any of the above sources of recoveries also apply to RALs sold through the securitization.

Allowance for Off-Balance Sheet Commitments

The Company has exposure to credit losses from extending loan commitments and letters of credit as well as from unfunded loans. Because the available funds have not yet been disbursed on these commitments and letters of credit, the face amount is not included in the outstanding balance reported for loans and leases. Consequently, any amount provided for credit losses related to these instruments is not included in the allowance for loan losses reported in the table above, but is instead accounted for as a loss contingency estimate. The changes to this liability have been recorded in other non-interest expense.

The table below summarizes the loss contingency related to loan commitments.

	Year Ended December 31,
	2007	2006	2005	2004	2003

	(in thousands)

Balance, beginning of year	$1,448	$1,685	$1,232	$3,942	$2,446
Additions (reductions), net	(341)	(237)	453	(2,710)	1,496

Balance, end of year	$1,107	$1,448	$1,685	$1,232	$3,942

LOAN LOSSES

The table below summarizes the charge-offs and recoveries by loan category and credit loss ratios for the years presented:

	Year Ended December 31,
	2007	2006	2005	2004	2003

	(in thousands)

Balance, beginning of year	$64,671	$55,598	$53,977	$49,550	$53,821
Charge-offs:
Real estate:
Residential	—	4	107	—	—
Commercial	—	—	—	6	369
Construction and land	25	91	—	—	1,469
Commercial and industrial	5,433	5,286	4,435	5,985	5,952
Agricultural	—	216	489	—	2,706
Leasing	6,276	10,242	7,559	2,504	3,324
Home equity lines	787	—	55	—	—
RALs	116,726	60,092	48,955	12,511	13,712
Other consumer	15,169	11,011	9,791	7,266	6,769

Total charge-offs	144,416	86,942	71,391	28,272	34,301

Recoveries:
Real estate:
Residential	—	—	7	27	2
Commercial	—	—	—	2	12
Construction and land	—	—	—	513	—
Commercial and industrial	1,175	2,119	1,862	6,090	2,929
Agricultural	529	43	—	1,394	221
Leasing	1,199	1,992	1,318	831	986
Home equity lines	5	—	19	—	—
RALs	24,766	23,432	10,745	4,043	5,182
Other consumer	4,265	3,736	3,505	1,847	2,412

Total recoveries	31,939	31,322	17,456	14,747	11,744

Net charge-offs	112,477	55,620	53,935	13,525	22,557
Adjustments from loan sales and acquisitions (1)	(20,623)	—	1,683	5,143	—
Provision for loan losses RALs	91,958	36,663	38,210	8,468	8,530
Provision for loan and lease losses all other loans	21,314	28,030	15,663	4,341	9,756

Balance, end of year	$44,843	$64,671	$55,598	$53,977	$49,550

	Year Ended December 31,
	2007	2006	2005	2004	2003

	(dollars in thousands)

Ratio of net charge-offs to average loans outstanding	1.90%	1.05%	1.22%	0.36%	0.72%
Ratio of net charge-offs to average loans outstanding (excluding RALs)	0.37%	0.37%	0.36%	0.14%	0.46%
Peer ratio of net charge-offs to average loans outstanding	0.38%	0.24%	0.34%	0.49%	0.70%

Average RALs	$327,744	$139,954	$73,940	$102,769	$121,659

Average loans, excluding RALs	5,593,598	5,176,579	4,363,905	3,702,100	3,029,669

Average total loans	$5,921,342	$5,316,533	$4,437,845	$3,804,869	$3,151,328

Recoveries to charged-off RALs	21.22%	38.94%	21.95%	32.32%	37.79%
Recoveries to charged-off other loans	25.90%	29.39%	29.91%	67.91%	31.87%
Recoveries to charged-off total loans	22.12%	35.99%	24.45%	52.16%	34.24%

Allowance for loan loss as a percentage of year-end loans	0.84%	1.13%	1.14%	1.33%	1.56%

(1)	In August 2005, the Company acquired FBSLO and in March 2004 the Company acquired PCCI.

Total charge-offs increased by $57.5 million, or 66.1% in 2007 compared to 2006 due to an increase in RAL charge-offs of $56.6 million. The increase in RAL charge-offs was the result of increased losses in the RAL pre-file product and losses related to incidences of tax related fraud affecting RAL loans. Due to the higher loss rates on the RAL pre-file product and Holiday loans, the Company has decided to no longer offer these products. The increased loss rates experienced in the 2007 RAL program caused Management to modify and enhance its underwriting criteria and fraud identification processes. The Company identified a high concentration of losses associated with tax preparers and RAL customers possessing certain characteristics and incorporated changes to the programming to identify these characteristics. Under the enhanced program, tax preparers will be subject to enhanced screening before they are allowed to submit their electronic filings. In addition, IRS reject rates by tax preparer will be monitored more stringently. Tax preparers who had higher than acceptable reject rates in 2007 will be excluded from the 2008 programs. The Company anticipates these enhanced controls will reduce its loss exposure.

The increase in RAL charge-offs in 2004 and 2005 was due to a change in the terms of the contracts with JH in 2005 years. In the revised contract with JH, the Company assumed 100% of the credit risk associated with the RAL Program and, in exchange, the Company received a larger portion of the interest income and fees.

The Company traditionally has utilized certain procedures to minimize losses from RAL loans. Tax preparers are screened before they are allowed to submit electronic filings. Comprehensive procedures for the preparers to follow have been defined to ensure that the agreement signed by the taxpayer is a valid loan. IRS reject rates by tax preparers are monitored. In accordance with the RAL loan application signed by the taxpayer, should the tax payer apply for a loan in a subsequent year, the unpaid proceeds from any prior year are deducted from the current year’s RAL proceeds. In addition, the Company has entered into cooperative collection agreements with the other banks originating RALs. Under these agreements, if a tax payer owes money to one bank from a prior year and applies for a loan from another bank, the second bank will repay the delinquent amount to the first bank before remitting the refund to the tax payer. For additional detailed information regarding the RAL program refer to Note 7, “Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs” of the Consolidated Financial Statements.

The Company is one of three major banks in the country that have national RAL Programs. Therefore, for comparability, charge-offs amounts and ratios for the Company are shown both with total loans and “other loans” which exclude RALs. In order to compare the ratio of net charge-offs to average loans to our peers, it is best to compare the ratio of net charge-offs to average loans excluding RALs. Exclusive of RALs, the ratio of net charge-offs to average loans over the last five years has varied from 0.14% to 0.46%.

The ratio of allowance for loan losses to total loans for the years ended December 31, 2007, 2006 and 2005 was 0.84%, 1.13% and 1.14%, respectively. At December 31 of each year, the Company’s ratio of allowance for loan losses to total loans is lower than in previous quarters throughout the year primarily due to the seasonality of the RAL program.

NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

The table below summarizes the Company’s nonaccrual and past due loans for the last five years.

	December 31,
	2007	2006	2005	2004	2003

	(dollars in thousands)

Nonaccrual loans	$72,186	$9,832	$8,264	$12,110	$30,798
Loans past due 90 days or more on accrual status	1,131	264	1,227	820	763
Troubled debt restructured loans	—	7,217	8,326	9,591	11,614

Total nonperforming loans	$73,317	$17,313	$17,817	$22,521	$43,175

Nonperforming loans as a percentage of total loans	1.37%	0.30%	0.36%	0.55%	1.36%
Allowance for loan losses as a percentage of nonperforming loans	61%	374%	312%	240%	115%

Nonaccrual Loans

If there is reasonable doubt as to the collectibility of principal or interest on a loan, the loan is placed in nonaccrual status, i.e., the Company stops accruing income from the interest on the loan and reverses any uncollected interest that had been accrued. These loans may or may not be collateralized. Collection efforts are pursued on all nonaccrual loans. Consumer loans are charged-off at certain delinquency benchmarks determined by product and collateral no later than 120 days past due with the exception of real estate secured loans, which are charged-off when a specific analysis can quantify the expected loss amount. Collection efforts continue even after charge-off.

The increase in nonaccrual loans of $62.4 million at December 31, 2007 compared to 2006 is mostly attributable to $45.1 million related to two large commercial relationships. The first commercial relationship is with a residential home builder with total loans of $33.5 million consisting of a combination of construction loans and commercial lines of credit. The other relationship has $11.6 million of loans designated as nonaccrual relates to a company in the auto parts industry. These two relationships are well collateralized, and Management’s FAS 114 analysis determined only $2.9 million in total impairment for the two relationships. As a consequence, the increase in allowance was relatively minimal for these two non-performing loans. The result is a lower allowance for loan losses to non-performing coverage ratio of 61% that Management considers to be adequate for its non-performing loans. The remainder of the nonaccrual loans consists of various smaller loans in several loan categories.

Past Due Loans

Included in the amounts listed above as 90 days or more past due are commercial and industrial, real estate, and a variety of secured consumer loans. These loans are well secured and in the process of collection. These figures do not include loans designated as nonaccrual.

Foreclosed Collateral

Foreclosed collateral primarily consists of real estate properties obtained through foreclosure but may include other types of property such as vehicles. Foreclosed collateral is generally sold shortly after repossession. The Company’s foreclosed collateral at December 31, 2007 consists of real estate or other real estate owned (“OREO”). At December 31, 2007, 2006, 2005, 2004 and 2003, OREO was $3.4 million, $2.9 million, $2.9 million, $2.9 million and $0, respectively.

The Company’s OREO for the last five years has remained stable. However, due to a weakening economy, unemployment may increase and/or collateral values may decrease resulting in deteriorating credit quality, decreased loan-to-value ratios and increased uncertainty of collectibility of loans. Although the Company experienced an increase in delinquencies in the loan portfolios, Management believes that the allowance for loan losses is sufficient for inherent losses in the loan portfolio at December 31, 2007.

The table below sets forth the amounts of foregone interest income from nonaccrual loans for the last five years.

	Year Ended December 31,
	2007	2006	2005	2004	2003

	(in thousands)

Contractual interest	$3,679	$1,567	$1,449	$1,411	$1,536
Interest collected	1,728	564	864	241	657

Foregone interest	$1,951	$1,003	$585	$1,170	$879

OTHER ASSETS

The increase in other assets of $14.3 million at December 31, 2007 compared to December 31, 2006 is mostly attributed to the following items:

■	Increased investment of low-income housing partnerships of $23.3 million.

■	A decrease of $12.9 million in the Company’s deferred taxes explained in Note 16, “Income Taxes” of these Consolidated Financial Statements.

■	A $6.3 million addition to corporate taxes receivable resulting from expected refunds from current and amended tax fillings.

■	A $4.6 million increase in FHLB Stock required for increased FHLB borrowings.

DEPOSITS

The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the years ended December 31, 2007, 2006 and 2005 in the table below.

	Year Ended December 31,
	2007		2006		2005

	(dollars in thousands)

	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
NOW accounts	$1,154,287	2.13%	$1,172,181	1.95%	$973,009	1.00%
Money market deposit accounts	721,550	3.68%	686,296	2.98%	748,159	1.56%
Savings accounts	273,869	1.20%	319,557	1.12%	385,911	0.99%
Time certificates of deposit for $100,000 or more	1,004,376	4.96%	1,205,329	3.58%	906,027	2.04%
Time certificates of deposit for less than $100,000	698,245	3.66%	528,279	5.07%	709,918	4.13%

Interest-bearing deposits	3,852,327	3.37%	3,911,642	2.99%	3,723,024	1.96%
Demand deposits	1,118,460		1,164,716		1,134,952

Total Deposits	$4,970,787		$5,076,358		$4,857,976

Total deposits decreased by $82.6 million, or 1.6% at December 31, 2007 compared to December 31, 2006. Non-interest bearing demand deposits, time certificates of $100,000 or more, NOW deposit accounts, and savings decreased by $76.9 million, $73.5 million, $40.7 million and $21.6 million, respectively for the comparable periods. These declines in deposit balances were partially offset by increased money market and certificates of deposit under $100,000 of $118.3 million and $11.8 million, respectively for 2007 compared to 2006. The Company faced continued competition for deposits from other financial institutions and brokerage firms during 2007. During the fourth quarter of 2007 and 2006, the Company added $189.6 million and $100.0 million, respectively of brokered Certificates of Deposits to provide for anticipated funding needs related to the RAL/RT Programs. Deposit growth was partially hindered in 2006 due to the sale of $25.2 million of deposits from our San Diego branch in October 2006.

Certificates of Deposit of $100,000 or More

The table below discloses the distribution of maturities of Certificates of Deposit of $100,000 or more at December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005

	(in thousands)

Three months or less	$573,588	$553,648	$393,346
Over three months through six months	198,849	327,783	223,078
Over six months through one year	230,916	198,054	250,568
Over one year	59,918	57,277	119,800

	$1,063,271	$1,136,762	$986,792

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

The Company utilizes federal funds purchased and securities sold under agreements to repurchase (“repos”) as additional sources of liquidity for funding loan origination. Repos are collateralized by securities owned by the Company. Federal funds purchased are unsecured. Federal funds purchased and repos are described in Note 13, “Securities Sold Under Agreements to Repurchase and Federal Funds Purchased”. Average balances have increased to provide liquidity as loan growth has exceeded deposit growth and as the RAL Program has continued to grow.

The Company regularly enters into repo agreements to provide business and other large customers with a secured alternative to deposits in excess of the $100,000 FDIC insured amount. These agreements are generally for terms of one month or less.

Repos and federal funds purchased declined by $83.7 million at December 31, 2007 compared to December 31, 2006.

ACCRUED INTEREST PAYABLE AND OTHER LIABILITIES

Accrued interest payable and other liabilities were $63.9 million at December 31, 2007 compared to $73.5 million at December 31, 2006, a decrease of $9.6 million. The significant items attributed to this decrease were:

■	$5.4 million increase in current period tax liability is due to a $6.3 million reclass of expected corporate tax refunds to receivable assets at the end of 2007.

■	A $4.5 million decrease in fees due to Jackson Hewitt related to the former Holiday Loan product discontinued in 2007.

■

A reduction in the Company’s postretirement benefits liability of $3.6 million from a decrease in the number of employees participating in the postretirement plan, returns on the assets were higher than anticipated and benefit costs did not increase as much as anticipated. The Company’s post retirement benefits are discussed further in Note 15, “Postretirement Benefits” in our Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into a number of transactions, agreements, or other contractual arrangements whereby it has obligations that must be settled by cash or contingent obligations that must be settled by cash in the event certain specified conditions occur. The table below lists the Company’s contractual obligations.

	December 31, 2007
	Total	Less than one year	One to three years	Three to five years	More than five years

	(in thousands)

Deposits	$4,963,812	$4,825,363	$109,680	$28,609	$160
Operating lease obligations	48,612	11,830	15,056	9,754	11,972
Capital lease obligations	25,965	344	906	906	23,809
Long-term debt and other borrowings:
Federal Home Loan Bank advances	1,099,126	252,000	654,402	177,278	15,446
Treasury Tax & Loan amounts due to FRB	106,247	106,247	—	—	—
Subordinated debt issued by the Bank	121,000	—	—	36,000	85,000
Subordinated debt issued by the Company	69,537	—	—	—	69,537
Purchases and other contractual obligations	150,156	46,251	101,766	2,139	—

Total contractual obligations	$6,584,455	$5,242,035	$881,810	$254,686	$205,924

Other commitments and obligations: In addition to the contractual obligations above, as a financial service provider, we routinely enter into commitments to extend credit to customers. The same credit practices are used in extending these commitments as in extending loans to our customers. These commitments are described in Note 5, “Loans” of our Consolidated Financial Statements. The Company also provides postretirement benefit plans to eligible retirees as described in Note 15, “Postretirement Benefits” of our Consolidated Financial Statements and, there are obligations and commitments associated with those plans.

Off-balance Sheet Contingency Loss: As explained in Note 1, “Significant Accounting Policies” and Note 8, “Allowance for Loan Losses” of the Consolidated Financial Statements the Company must establish a contingency loss for known or estimated losses relating to letters of credit or other unfunded loan commitments.

CAPITAL RESOURCES

As of December 31, 2007, under current regulatory definitions, the Company and PCBNA were “well-capitalized,” as defined under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”).

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

The Company’s and PCBNA capital ratios as of December 31, 2007 and 2006 were as follows:

	Total Capital	Tier 1 Capital	Risk Weighted Assets	Adjusted Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio

	(dollars in thousands)

As of December 31, 2007
PCB (consolidated)	$720,625	$568,075	$5,847,905	$7,126,286	12.3%	9.7%	8.0%
PCBNA	701,225	548,675	5,841,648	7,109,129	12.0%	9.4%	7.7%

As of December 31, 2006
PCB (consolidated)	$710,388	$530,469	$6,046,215	$7,124,254	11.7%	8.8%	7.4%
PCBNA	693,540	513,621	6,044,479	7,113,209	11.5%	8.5%	7.2%
Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

The minimum capital ratios the Company must maintain under the regulatory requirements to meet the standard of “adequately capitalized” and the minimum amounts and ratios required to meet the regulatory standards of “well capitalized” are in the table above at December 31, 2007 and 2006.

For the Company, Tier 1 capital generally consists of common stock, surplus, and retained earnings. Tier 2 capital includes a portion of the allowance for loan losses and the subordinated debt mentioned in Note 14, “Long-term Debt and Other Borrowings” of these Consolidated Financial Statements. The capital benefit of the subordinated debt is reduced 20% per year in the last five years of its term.

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

Pacific Capital Bancorp is the parent company and sole owner of PCBNA. However, there are legal limitations on the amount of dividends, which may be paid by PCBNA to Bancorp. The amounts, which may be paid as dividends by a bank are determined based on the bank’s capital accounts and earnings in prior years. As of December 31, 2007, PCBNA would have been permitted to pay up to $331.2 million to Pacific Capital Bancorp.

Stock Repurchases

In the third and fourth quarters of 2007, the Company commenced and completed the share repurchase program of $25.0 million authorized by the Company’s Board of Directors in the second quarter of 2007. There were 1,090,966 shares repurchased at an average share price of $22.86 per share. No shares were repurchased in 2006 or 2005.

The Company occasionally repurchases shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options and as part of its dividend reinvestment program. Share purchases are generally conducted as open-market transactions.

Stock Issuance

In 2005, the Company established a Dividend Reinvestment and Direct Stock Purchase Plan. The dividend reinvestment provision allows shareholders to have the Company’s transfer agent purchase new shares of stock with their dividends from the open market. The direct stock purchase plan allows the Company to sell shares directly to shareholders and others, as it deems advisable. Dividend reinvestment was minimal in 2007, 2006 and 2005. There were no shares issued in 2007 or 2006 under the Direct Stock Purchase Plan. In 2005, approximately 580,000 shares were issued with proceeds of $29.2 million received by the Company, including $1.3 million of stock based compensation.

Future Sources and Uses of Capital and Expected Ratios

Over the last five years, the Company’s assets have been increasing at a compound annual growth rate of 11.8%. To maintain its capital ratios, the Company must continue to increase capital at the same rate. Net income, the major source of capital growth for the Company, has been increasing at a compound annual growth rate of 6.2% over the same period of time, but this is reduced by dividends distributed to shareholders. The Company’s dividend payout ratio over the last three years has been 41.1% for 2007, 43.8% for 2006 and, 36.4% for 2005. Though offset by some share repurchases, the retained earnings have resulted in capital increasing at a compound annual growth rate of 12.5%.

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

In addition to the capital generated from the operations of the Company, a secondary source of capital growth has been the exercise of employee and director stock options. In 2007, the increase to capital from the exercise of options (net of shares surrendered as payment for exercises and taxes) was $5.1 million or 10.1% of the net growth in shareholders’ equity in the year. At December 31, 2007, there were approximately 841,000 options outstanding and exercisable at less than the then-current market price of $20.13, with an average exercise price of $26.25. This represents a potential addition to capital of $22.1 million, if all options were exercised with cash. In addition, except for those options expiring in 2008, the options are likely to be exercised over a number of years since they generally have ten year lives.

There are no material commitments for capital expenditures or “off-balance sheet” financing arrangements at December 31, 2007.

Management intends to take the actions necessary to ensure that the Company and the Bank will continue to exceed the capital ratios required for well-capitalized institutions.

Impact of RAL/RT Programs on Capital Adequacy

Formal measurement of the capital ratios for the Company and PCBNA are done at each quarter-end. However, the Company does more frequent estimates of its capital classification during late January and early February of each year because of the large amount of RALs. RALs are 100% risk weighted and due to the large volume of RALs in January and February, Management monitors the Company’s capital ratios during these months. Management estimates that, if a formal computation of capital ratios were done, on certain days during those weeks it and PCBNA may be classified as adequately capitalized, rather than well-capitalized. The Company has discussed this with its regulators and creditors.

In Note 7, “Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs” in the Consolidated Financial Statements is a description of the securitization that the Company utilizes as one of its sources for funding RALs. The RAL securitization is a true sale of loans to other financial institutions, and except for the capital that must be allocated for the small-retained interest kept by the Company, the sales reduce the impact of RALs on the capital ratios for the Company.

LIQUIDITY

Liquidity is the ability to effectively raise funds on a timely basis to meet cash needs of our customers and the Company, whether it be to handle fluctuations in deposits, to provide for customers’ credit needs, or to take advantage of investment opportunities as they are presented in the market place.

The Company’s objective, managed through the Company’s Asset and Liability Committee (“ALCO”), is to ensure adequate liquidity at all times by maintaining adequate liquid assets, the ability to raise deposits and liabilities, and having access to additional funds via the capital markets.

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

Long-term liquidity is the ability to raise funds over the entire planning horizon to meet cash needs anticipated due to strategic balance sheet changes. Long-term liquidity sources include: initiating special programs to increase core deposits in expanded market areas; reducing the size of securities portfolios; taking long-term advances with the FHLB; securitizing or selling loans; and accessing capital markets for the issuance of debt or equity.

Federal funds purchased and overnight repos are used to balance short-term mismatches between cash inflows from deposits, loan repayments, and maturing securities and cash outflows to fund loans, purchase securities and deposit withdrawals. During the first quarter of each year, they may also be used to provide a portion of the short-term funding needed for the RAL Program. Beginning in late January, the IRS pays weekly refunds to the Company. This allows the Company to repay up to all of its overnight borrowing and still have an excess of cash that must be invested.

For the Company, the most significant challenge relating to liquidity management is providing sufficient liquidity to fund the large amount of RALs, primarily in late January and early February of each year. In addition to the discussion above the following considerations are kept in mind in providing the needed liquidity:

■	Using a large number of institutions so as to not become overly reliant on a limited number of institutions or a particular type of funding vehicle;

■	Using a mixture of committed and uncommitted lines so as to assure a minimum amount of funding in the event of tight liquidity in the markets; and

■	Arranging for at least 30% more funding than anticipated on the peak-funding days for RALs.

The securitization of RALs assists in the Management of the Company’s capital position during the RAL season by selling some RALs to third parties. In addition, the securitization program represents yet another source of liquidity as the proceeds from the sales are lent out to new RAL customers.

RALs present the Company with some special funding and liquidity needs. Additional funds are needed for RAL lending only for the very short period of time that RALs are outstanding. The season starts in January and continues into April, but even within that time frame, RAL originations are highly concentrated in the last week of January and first two weeks of February. The Company must arrange for a significant amount of very short-term borrowing capacity. A portion of the need can be met by borrowing overnight from other financial institutions through the use of Federal funds purchased and repurchase agreements. These two sources match the short-term nature of the RALs and therefore are an efficient source of funding. However, they are not sufficient to meet the total need for funds, and other sources like advances from the FHLB and brokered deposits must be used. Extensive funding planning is accomplished prior to the RAL season to make effective and efficient use of various funding sources.

As mentioned in Note 7, “Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs” of the Consolidated Financial Statements, the Company has also securitized some of the RALs. As explained below, this accounting has the effect of reclassifying interest income, interest expense, and provision expense related to the sold loans and recognizing the net amount as a gain on sale of loans.

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

■

The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, higher fixed rate mortgages may prepay, or pay down, faster than anticipated, thus reducing future cash flows and interest income.

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

Monthly evaluations, monitoring and management of interest rate risk (including market risk, mismatch risk and basis risk) compare our most likely rate scenario, base case, with various earnings simulations using many interest rate scenarios. These scenarios differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. These results are prepared by Treasury and presented to the ALCO each month for further consideration. The Company does not have a significant amount of derivative instruments.

Financial instruments do not respond in a parallel fashion to rising or falling interest rates. This causes asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates. It is therefore mandatory to monitor interest rate risk and adjust our funding strategies to mitigate adverse effects of interest rate shifts on the Company’s balance sheet. While derivative instruments are effective hedging tools, the Company has been successful at maintaining its interest rate risk profile within policy limits strictly from pro-active deposit pricing and funding strategies. In the future, however, other strategies may be implemented to manage interest rate risk. These strategies may include, but may not be limited to, utilizing interest rate derivatives, buying or selling loans or securities, and entering into other interest rate risk management instruments and techniques.

FOURTH QUARTER 2007 SIGNIFICANT EVENTS

In the fourth quarter of 2007, the Company realized financial statement impact from the following transaction.

Unrealized Loss on Securities

In December 2007, the Company made the decision to no longer necessarily hold its existing AFS MBS securities until recovery or maturity. The book value of the AFS MBS portfolio at December 31, 2007 was $250.4 million. This decision resulted in the recognition of a $3.0 million loss through the income statement for the accumulated unrealized loss at December 31, 2007 that had previously been accounted for through OCI. Future impairment on AFS MBS will be recognized as impairment losses in the income statement while gains will be recognized in other comprehensive income until the time the securities are sold and the gains recorded through income.

FOURTH QUARTER 2006 SIGNIFICANT EVENTS

In the fourth quarter of 2006, the Company realized financial statement impacts from the following transactions.

Unrealized Loss on Securities

In December 2006, the Company made the decision to sell the 2003 and 2004 leveraging strategy portfolios with a book value of $326.5 million. This decision resulted in the recognition of an $8.8 million loss through the income statement. The Company sold these securities during the first quarter of 2007.

Write-Down of Obsolete Software

During 2006, the Company engaged in an independent assessment of our IT infrastructure. This assessment concluded in December of 2006 with the identification of obsolete software no longer in production. The net book value of this software totaled $9.3 million and was charged-off in December of 2006.

Gain on Sale of the San Diego Branch

In October of 2006, the Bank sold $25.2 million of deposits in conjunction with the sale of our San Diego branch that was part of the PCCI acquisition. Management determined the branch no longer fit in with the Bank’s strategic footprint. A gain on sale of $1.8 million net of core deposit intangibles (“CDI”) and operating expenses was recognized.

CRITICAL ACCOUNTING POLICIES

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements. The Company’s accounting policies for significant balance sheet and income statement accounts are disclosed in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements beginning on page 76. Management believes that a number of these are critical to the understanding of the Company’s financial condition and results of operation because they involve estimates, judgment, or are otherwise less subject to precise measurement and because the quality of the estimates materially impact those results. This section is intended (1) to identify those critical accounting policies used in the preparation of the Consolidated Financial Statements; (2) to clarify the methodology used in determining these estimates; (3) to identify assumptions used in determining these estimates; and (4) to provide insight to the potential impact those estimates have on the presentation of the Company’s financial condition, changes in financial condition and results of operations.

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

These critical accounting policies include:

■	Allowance for loan losses

■	Accounting for income taxes

■	Goodwill and other intangible assets

■	RAL/RT Programs

Allowance for loan losses

Credit risk is inherent in the business of extending loans and leases to borrowers. The Company establishes an estimated reserve for these inherent loan losses and records the change in this estimate through charges to current period earnings. These charges are recorded as provision for loan losses. All specifically identifiable and quantifiable losses are charged off against the allowance when realized. The allowance for loan losses is Management’s estimate of loan losses inherent within the loan portfolio at each balance sheet date.

The Company formally determines the adequacy of the allowance on a quarterly basis. This determination is based on the periodic assessment of the credit quality or “grading” of loans. Loans are initially graded when originated. Loans are re-graded at renewal, when identified facts demonstrate change in risk of nonpayment, or if the loan becomes delinquent. Re-grading of larger problem loans will occur at least quarterly.

After reviewing the grades in the loan portfolio, the second step is to assign or allocate a portion of the allowance to groups of loans and to individual loans to cover Management’s estimate of the loss that may be present in these loans. The estimation of probable losses takes into consideration the loan grade and other factors such as:

■	loan balances

■	loan pool segmentation

■	historical loss analysis

■	identification, review, and valuation of impaired loans

■	the economy

■	concentration of lending activities

■	growth in the loan portfolio

■	change in delinquencies

■	control environment of each lending unit

■	management and staffing turnover in lending units and Credit Administration departments

■	whether the loan is considered structured financing

GAAP, banking regulations, and sound banking practices require that the Company record this estimate of unrecognized losses in the form of an allowance for loan losses. When loans are determined to be uncollectible, losses are recognized and accounted for as charged-offs against this allowance. When the Company recovers an amount on a loan previously charged-off, the recovery increases the amount of allowance for loan losses.

Allowance for loan loss from RALs: RALs are originated in the first and second quarters of the year. The allowance for loan losses related to RALs is applied on an aggregate level. Specifically, the Company uses loss rates from prior years to estimate the inherent losses. However, because of the uncertainty of repayment more than nine months after origination, all RALs unpaid at year-end are charged-off. Therefore, the Company does not have an allowance for loan loss for unpaid RALs at the end of any year.

Accounting for Income Taxes

Accounting for income taxes inherently involves the use of many estimates. Many situations could cause the current tax provision estimate to differ from the amount of tax actually paid to the various taxing jurisdictions. Examples of situations that could cause differences include but, are not limited to; changes in tax rates, resolution with tax authorities for previous year’s tax calculations, changes in interpretation of tax guidance, newly enacted statutes, judicial rulings, new regulatory guidance and changes in business strategies and corporate tax planning.

Current tax expense is the amount that is estimated to be due to the tax authorities for the current year’s income. Deferred tax expense or benefit represents the temporary differences between the expense or income being recognized for financial statement purposes versus the same expense or income that is recognized in the preparation of the Company’s tax return.

The calculation of our current tax expense considers changes in current and deferred tax assets at the corporate tax rate and income earned during each period. Any errors made in estimating our current tax liability could result in additional taxes and penalties and could have a material impact on our operating results. Accounting for income taxes is further explained in the MD&A section, “Provision for Income Taxes” on page 33 and within the Consolidated Financial Statements in Note 16, “Income Taxes” on page 117.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” on January 1, 2007. This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. The implementation did not have a material effect on the Company’s financial position, results of operations or cash flows for the year ending December 31, 2007.

Goodwill and Other Intangible Assets

When a Company acquires a business the purchased assets and liabilities are recorded at fair value. The fair value of most financial assets and liabilities are determined by estimating the discounted anticipated cash flows from or for the instrument using current market rates applicable to each category of instrument. Excess of consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. Errors in the estimation process of the fair value of acquired assets and liabilities will result in an overstatement or understatement of goodwill. This in turn will result in overstatement or understatement of income and expenses and, in the case of an overstatement of goodwill, could make the Company more likely to incur an impairment charge when the overstatement is discovered in its annual assessment for impairment.

At a minimum, Management is required to assess goodwill and other intangible assets annually for impairment. This assessment involves estimating cash flows for future periods, preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the future cash flows were materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the fair value. A discussion of the Company’s goodwill and other intangible assets is on page 105 of Note 10, “Goodwill and Other Intangible Assets” of the Consolidated Financial Statements.

RAL/RT Programs

RAL Interest Income

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

Refund Anticipation Loan Securitization

As the securitization is active only during the first quarter and terminated prior to the end of the first quarter, there are no balances, retained interests, or servicing assets to be accounted for or disclosed December, 31. There are no balances related to RALs, securitized or otherwise, recorded on the balance sheet at December 31 of each year.

The Company sells some of its RALs through a securitization each year during the months of January and February. The Bank accounted for these sales in accordance with the provisions of SFAS 140,

“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” To be accounted for as a sale, SFAS 140 requires that (1) assets transferred be isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; (2) each transferee has the right to pledge or exchange the assets it received; and (3) the transferor does not maintain control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

The first requirement of SFAS 140 is satisfied through the sale of the RALs from the Company to a wholly-owned subsidiary of the Bank, SBBT RAL Funding Corp. This special purpose entity will then sell the loans to other banks. By the structure of the purchase agreements between the Bank and this special purpose entity, the ability of the Company or its creditors to reach the assets is judged to be remote. This conclusion is supported by a legal opinion obtained each year by the Company. The second requirement of SFAS 140 is satisfied because the purchase agreements with SBBT RAL Funding Corp. and the other banks give such other banks the right to pledge or exchange the RALs. The third requirement of SFAS 140 is satisfied because there is no requirement that the Company repurchase RALs other than those that did not meet the underwriting criteria in the purchase agreement and were therefore inadvertently included among the sold loans.

The Company has concluded that the loan sales satisfy the criteria for sale treatment under SFAS 140.

All loans sold into the securitization are either fully repaid or repurchased by the Bank at the termination of the securitization in mid-February of each calendar year consistent with the terms of the Securitization Agreement. At March 31, these repurchased loans are reported in the balance sheet as RAL loans and become subject to the same charge-off criteria as RALs retained on the balance sheet since origination. As such, charge-offs and recoveries are recorded through the allowance for loan losses subsequent to the end of the first quarter of each calendar year.

Loans sold through the securitization are subject to more strict underwriting criteria and their historical loss rates are lower.

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

The Company

As a bank holding company, the Company is subject to regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended, or (“BHCA”). The Company is required to file with the FRB periodic reports and such additional information as the FRB may require.

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

Securities Registration

The Company’s securities are registered with the SEC under the Exchange Act of 1934, as amended. As such, the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

The Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including:

■	required executive certification of financial presentations;
■	increased requirements for board audit committees and their members;
■	enhanced disclosure of controls and procedures and internal control over financial reporting;
■	enhanced controls on, and reporting of, insider trading; and
■	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

The Bank

The Bank, as a nationally chartered bank, is subject to primary supervision, periodic examination, and regulation by the Office of the Comptroller of the Currency (“OCC”). To a lesser extent, the Bank is also subject to certain regulations promulgated by the FRB. If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its Management is violating or has violated any law or regulation, the OCC and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

■	require affirmative action to correct any conditions resulting from any violation or practice
■	direct an increase in capital
■	restrict the Bank’s growth geographically, by products and services or by mergers and acquisitions
■	enter into informal nonpublic or formal public memoranda of understanding or written agreements; enjoin unsafe and unsound practices and issue cease and desist orders to take corrective action
■	remove officers and directors and assess civil monetary penalties
■	take possession and close and liquidate the Bank.

Various requirements and restrictions under the laws of the State of California and federal banking laws and regulations affect the operations of the Bank. State and federal statues and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of banking centers and capital requirements. Furthermore, the Bank is required to maintain certain levels of capital. The regulatory capital requirements, as well as the actual capitalization ratios for PCBNA and for the Company on a consolidated basis as of December 31, 2007 are presented in detail in Note 20, “Regulatory Requirements” in the Consolidated Financial Statements. See also “Capital Resources” discussion on page 48 within the MD&A of this 10-K. As of December 31, 2007 both the Company and PCBNA exceeded the minimum capital requirements to be considered “well capitalized”.

In September, 2007, the SEC and the FRB finalized joint rules required by the Financial Services Regulatory Relief Act of 2006 to implement exceptions provided for in the Gramm-Leach-Bliley Act of 1999 (“GLBA”) for securities activities which banks may conduct without registering with the SEC as a securities broker or moving such activities to a broker-dealer affiliate. The FRB’s final Regulation R provides exceptions for networking arrangements with third party broker dealers and authorizes compensation for bank employees who refer and assist retail and high net worth bank customers with their securities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs. The final rules, which will not be effective until 2009 and are not expected to have a material effect on the current securities activities which the Bank now conducts for customers.

Dividends and Other Transfer of Funds

The Company is a legal entity separate and distinct from the Bank. The Company’s ability to pay cash dividends is limited by California law. Under California law, our shareholders may receive dividends when and as declared by the Board of Directors out of funds legally available for such purpose. With certain exceptions, a California corporation may not pay a dividend to its shareholders unless (i) its retained earnings equal at least the amount of the proposed dividend, or (ii) after giving effect to the dividend, the corporation’s assets would equal at least 1.25 times its liabilities and, for corporations with classified balance sheets, the current assets of the corporation would be at least equal to its current liabilities or, if the average of the earnings of the corporation before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the interest expense of the corporation for those fiscal years, at least equal to 1.25 times its current liabilities.

Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. Under such restrictions, the amount available for payment of dividends to the Company by the Bank without prior regulatory approval totaled $331.2 million at December 31, 2007. In addition, the banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal Prompt Corrective Action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Capital Requirements

At December 31, 2007, the Company and the Bank’s capital ratios exceed the minimum percentage requirements for “well capitalized” institutions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Capital Resources” and Note 20, “Regulatory Capital Requirements” of the Consolidated Financial Statements for further information regarding the regulatory capital guidelines as well as the Company’s and the Bank’s actual capitalization as of December 31, 2007.

The federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” includes common equity and trust-preferred securities, subject to certain criteria and quantitative limits. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%.

An institution’s risk-based capital, leverage capital and tangible capital ratios together determine the institution’s capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted total assets ratio is 5.00% or more. In addition to the risk-based guidelines, the federal bank regulatory agencies require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated “well-capitalized,” the minimum leverage ratio of Tier I capital to total assets must be 3%.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory for large international banks outside the U.S. in 2008, and is optional for others, and must be complied with in a “parallel run” for two years along with the existing Basel I standards. A separate rule is expected to be released and issued in final by the federal regulatory agencies in 2008 to offer U.S. banks that will not adopt Basel II an alternative “standardized approach under Basel II” option and address concerns that the Basel II framework may offer significant competitive advantages for the largest U.S. and international banks. The U.S. banking agencies have indicated, however, that they will retain the minimum leverage requirement for all U.S. banks.

The Federal Deposit Insurance Act (“FDI Act”) gives the federal banking agencies the additional broad authority to take “prompt corrective action” to resolve the problems of insured depository institutions that fall within any undercapitalized category, including requiring the submission of an acceptable capital restoration plan. The federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

FDIC Deposit Insurance

Through the Deposit Insurance Fund (“DIF”), the FDIC insures Bank customers’ deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The Federal Deposit Insurance Reform Act of 2006, or FDIRA, and implementing regulations provide for changes in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio, assessments and dividends, including business line concentrations and risk of failure and severity of loss in the event of failure. It is unclear whether the FDIC may need to increase assessments in the near term or longer term to address the risks and costs of any increase in bank failures.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for the Bank would also result in the revocation of the Bank’s charter by the OCC.

Loans-to-One Borrower Limitations

With certain limited exceptions, the maximum amount of obligations, secured or unsecured, that any borrower (including certain related entities) may owe to a national bank at any one time may not exceed 15% of the unimpaired capital and surplus of the Bank, plus an additional 10%, of unimpaired capital and surplus for loans fully secured by readily marketable collateral. The Bank has established internal loan limits which are lower than these legal lending limits. At December 31, 2007, PCBNA’s loans-to-one-borrower limit was $89.2 million based upon the 15% of unimpaired capital and surplus measurement.

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

■

a bank or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities);

■	any company controlled by any such executive officer, director or shareholder; or

■	any political or campaign committee controlled by such executive officer, director or principal shareholder.

Such loans and leases:

■	must comply with loan-to-one-borrower limits

■	require prior full board approval when aggregate extensions of credit to the person exceed specified amounts

■

must be made on substantially the same terms (including interest rates and collateral) and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders

■	must not involve more than the normal risk of repayment or present other unfavorable features

■	must in the aggregate not exceed the bank’s unimpaired capital and unimpaired surplus.

The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and FRB Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Affiliates include parent holding companies, sister banks, sponsored and advised companies, financial subsidiaries and investment companies whereby the Bank’s affiliate serves as investment advisor. Sections 23A and 23B and Regulation W generally:

■	prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts

■	limit such loans and investments to or in any affiliate individually to 10.0% of the Bank’s capital and surplus

■	limit such loans and investments to or in any affiliate in the aggregate to 20.0% of the Bank’s capital and surplus

■

requires such loans and investments to or in any affiliate to be on terms and under conditions substantially the same or at least as favorable to the Bank as those prevailing for comparable transactions with nonaffiliated parties.

Additional restrictions on transactions with affiliates may be imposed on the Bank under the FDI Act prompt corrective action provisions and the supervisory authority of the federal and state banking agencies.

USA PATRIOT Act and Anti-Money Laundering Compliance

The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws, including the Bank Secrecy Act. The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT

Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputation consequences for the Company and the Bank.

Consumer Laws

The Bank and the Company are subject to many federal and state consumer protection statutes and regulations and laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition, including:

■

The Home Ownership and Equity Protection Act of 1994, or (“HOEPA”), requires extra disclosures and consumer protections to borrowers from certain lending practices, such as practices deemed to be “predatory lending.”

■

Privacy policies are required by federal and state banking laws regulations which limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties.

■

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or the “FACT Act”, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data.

■

The Equal Credit Opportunity Act, or (“ECOA”), generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

■	The Truth in Lending Act, or (“TILA”), requires that credit terms be disclosed in a meaningful and consistent way so that consumers may compare credit terms more readily and knowledgeably.

■

The Fair Housing Act regulates many lending practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.

■

The CRA, requires insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities; directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices and further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. In its last examination for CRA compliance, as of September 11, 2007, the Bank was rated “outstanding.”

■

The Home Mortgage Disclosure Act, or “HMDA”, includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

■

The Real Estate Settlement Procedures Act, or “RESPA”, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks.

■	The National Flood Insurance Act, or “NFIA”, requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance.

Regulation of Nonbank Subsidiaries

Nonbank subsidiaries may be subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies.

MCM, an operating subsidiary of PCBNA, is a registered investment advisor subject to regulation and supervision by the SEC. Further, the banking agencies expect banking organizations in their oversight role over functionally regulated subsidiaries, such as registered investment advisors, to assure appropriate controls are maintained that include:

■	establishing alternative sources of emergency support from the parent holding company, non-bank affiliates or external third parties prior to seeking support from the bank

■	instituting effective policies and procedures for identifying potential circumstances triggering the need for financial support and the process for obtaining such support

■	implementing effective controls, including stress testing and compliance reviews

■

implementing policies and procedures to ensure compliance with disclosure and advertising requirements to clearly differentiate the investments in advised funds from obligations of the bank or insured deposits

■	ensuring proper management, regulatory and financial reporting of contingent liabilities arising out of its investment advisory activities.

We have taken appropriate action to implement and audit compliance with these requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company cannot operate risk-free and make a profit. Instead, the process of risk definition and assessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk. The key risk factors affecting our business are addressed in Item 1A, Risk Factors starting on page 10 of this 10-K. Changes in interest rates can potentially have a significant impact on earnings as well as the Net Interest Income and Economic Value of Equity discussion and graph below.

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

The EVE and NII results as of December 31, 2007 are displayed in the table below. These figures indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk are well within the adopted ALCO policy ranges.

RATE SENSITIVITY

EVE Shock Summary Report
	(MM $’s)
	DN 200	UP 200

% Chg from Base	5.3%	9.0%
Previous Year	-3.1%	-13.2%
Upper Policy:	-15.0%	-15.0%
w/in Limit:	Yes	Yes

NII Shock Summary Report
	(MM $’s)
	DN 200	UP 200

% Chg from Base	-0.8%	-3.7%
Previous Year	-5.9%	4.1%
Upper Policy:	-10.0%	-10.0%
w/in Limit:	Yes	Yes

The simulation indicates a 3.7% deterioration in the “Up 200” scenario for net interest income (NII) over the next 12 months, using a scenario in which interest rates across the curve immediately increase 200 basis points. Conversely, the Company’s NII is roughly flat if interest rates decline 200 basis points across the curve. During 2007, ALCO specifically set up for mitigating the NII in the down rate scenario as it was considered a much more likely case than rising rates. As indicated above, with respect to net interest income over the next year, the Company has altered positions to protect against declining interest rates. The EVE simulation shows exposure to a shock of rising interest rates, however, a portion of this exposure will be improved by the announced sale of some securities in the investment portfolio. Incorporating this announced sale of securities, the “Down200” and “Up200” EVE results would be –4.6% and –9.3%, respectively.

The following have contributed to the improved figures:

■	Continuous improvements in the asset liability-modeling tool provides greater granularity and improved cash flow computations.

■	Improved scenario analysis to look at non-parallel yield curve changes. For example, the Company specifically modeled a steepening yield curve case and acted to manage the risks thereof.

■	Among the assumptions that have been included in the model are those that address optionality. We have updated and implemented a more robust process surrounding the following examples of optionality:

■	The option customers have to prepay their loans or request early withdrawal of their term deposits;

■	The option issuers of some of the securities held by the Company to prepay or call their debt;

■	The option of the Company to prepay or call certain types of its debt;

■	The option of the Company to reprice its administered deposits.

■	Improved incorporation of loan features, including imbedded caps and floors, reset features and other aspects of loan terms and conditions.

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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Pacific Capital Bancorp

We have audited the accompanying consolidated balance sheets of Pacific Capital Bancorp and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Capital Bancorp and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and its their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacific Capital Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, CA

February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Pacific Capital Bancorp

We have audited Pacific Capital Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pacific Capital Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Pacific Capital Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pacific Capital Bancorp as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Pacific Capital Bancorp and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, CA

February 26, 2008

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

	(in thousands except per share amounts)

Assets:
Cash and due from banks	$141,086	$154,182
Investment securities - trading, at fair value	146,862	—
Investment securities - available-for-sale, at fair value; amortized cost of $1,147,824 at December 31, 2007 and $1,153,840 at December 31, 2006	1,176,887	1,167,142
Loans:
Held for sale, at lower of cost or market	68,343	—
Held for investment	5,359,156	5,718,833
Less: allowance for loan losses	44,843	64,671

Net loans held for investment	5,314,313	5,654,162
Premises and equipment, net	86,921	95,400
Goodwill and other intangible assets	155,786	154,069
Other assets	284,148	269,875

Total assets	$7,374,346	$7,494,830

Liabilities:
Deposits:
Non-interest-bearing demand	$1,002,281	$1,079,152
Interest-bearing	3,961,531	3,967,249

Total deposits	4,963,812	5,046,401
Securities sold under agreements to repurchase and Federal funds purchased	272,673	356,352
Long-term debt and other borrowings	1,405,602	1,401,172
Accrued interest payable and other liabilities	63,903	73,529

Total liabilities	6,705,990	6,877,454

Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock - no par value; shares authorized: 1,000; shares issued and outstanding: none	—	—
Common stock - no par value; $0.25 per share stated value;
100,000 authorized; 46,127 outstanding at
December 31, 2007 and 46,880 at December 31, 2006	11,537	11,725
Surplus	103,953	117,631
Accumulated other comprehensive income	15,801	10,178
Retained earnings	537,065	477,842

Total shareholders’ equity	668,356	617,376

Total liabilities and shareholders’ equity	$7,374,346	$7,494,830

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005

	(in thousands except per share amounts)

Interest income:
Loans	$532,208	$508,348	$365,953
Securities	48,567	55,795	59,412
Federal funds sold and securities purchased under agreements to resell	2,834	383	792

Total interest income	583,609	564,526	426,157

Interest expense:
Deposits	129,728	116,836	72,955
Securities sold under agreements to repurchase and federal funds purchased	17,997	18,054	5,781
Long-term debt and other borrowings	74,686	55,877	32,769

Total interest expense	222,411	190,767	111,505

Net interest income	361,198	373,759	314,652
Provision for loan losses	113,272	64,693	53,873

Net interest income after provision for loan losses	247,926	309,066	260,779

Non-interest income:
Refund transfer fees	45,984	44,939	24,982
Trust and investment advisory fees	24,220	20,284	16,800
Other service charges, commissions and fees	23,008	26,157	20,991
Service charges	17,686	16,497	17,073
Gain on sale of RALs, net	41,822	43,163	26,023
Gain on leasing portfolio sale, net	24,344	—	—
Loss on securities, net	(1,106)	(8,610)	(730)
Other	8,631	10,978	6,784

Total non-interest income	184,589	153,408	111,923

Non-interest expense:
Salaries and benefits	120,512	124,269	108,023
Refund program marketing and technology fees	44,500	54,706	—
Occupancy expense, net	21,952	19,631	17,150
Furniture, fixtures and equipment, net	9,551	10,492	11,703
Other	78,927	105,966	77,529

Total non-interest expense	275,442	315,064	214,405

Income before provision for income taxes	157,073	147,410	158,297
Provision for income taxes	56,185	52,870	59,012

Net income	$100,888	$94,540	$99,285

Income per share - basic	$2.15	$2.02	$2.16
Income per share - diluted	$2.14	$2.01	$2.14
Basic weighted average number of common shares outstanding	46,816	46,770	45,964
Diluted weighted average number of common shares outstanding	47,082	47,099	46,358
Dividends declared per share	$0.88	$0.88	$0.78

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Net income	$100,888	$94,540	$99,285

Other comprehensive income, net:
Unrealized gain on securities available-for-sale	3,435	6,810	(7,406)
Impairment loss on securities	1,732	5,077	—
Realized (gain) loss on sale of securities included in income, net	(1,110)	(88)	423
Postretirement benefit obligation arising during period	1,566	—	—

Other comprehensive income, net	5,623	11,799	(6,983)

Comprehensive income	$106,511	$106,339	$92,302

Amount of losses reclassified out of accumulated other comprehensive income into earnings for the period was $1.1 million in 2007, $8.6 million in 2006 and $730,000 in 2005. The income tax benefit related to these losses were $451,000, $3.6 million and $307,000 in 2007, 2006 and 2005, respectively.

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Surplus	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholder’s Equity
	Shares	Amount

	(in thousands)

Balance, December 31, 2004:	45,719	$11,434	$78,903	$7,970	$361,375	$459,682
Net income	—	—	—	—	99,285	99,285
Exercise of stock options	332	83	7,424	—	—	7,507
Issuance of common stock *	580	145	21,502	—	—	21,647
Cash dividends declared at $0.78 per share	—	—	—	—	(35,882)	(35,882)
Other comprehensive income, net	—	—	—	(6,983)	—	(6,983)

Balance, December 31, 2005	46,631	11,662	107,829	987	424,778	545,256

Net income	—	—	—	—	94,540	94,540
Exercise of stock options	237	60	4,401	—	—	4,461
Stock-based compensation	—	—	1,731	—	—	1,731
Restricted stock grants **	12	3	3,670	—	—	3,673
Cash dividends declared at $0.88 per share	—	—	—	—	(41,476)	(41,476)
Other comprehensive income, net	—	—	—	11,799	—	11,799
Adjustment to initially apply FASB Statement No. 158	—	—	—	(2,608)	—	(2,608)

Balance, December 31, 2006	46,880	11,725	117,631	10,178	477,842	617,376

Net income	—	—	—	—	100,888	100,888
Repurchased shares, net	(1,091)	(273)	(24,671)	—	—	(24,944)
Exercise of stock options	291	73	5,058	—	—	5,131
Stock-based compensation	—	—	1,877			1,877
Restricted stock grants **	47	12	4,058	—	—	4,070
Cash dividends declared at $0.88 per share	—	—	—	—	(41,665)	(41,665)
Other comprehensive income, net	—	—	—	5,623	—	5,623

Balance, December 31, 2007	46,127	$11,537	$103,953	$15,801	$537,065	$668,356

*	Included in Issuance of Common Stock is compensation expense related to restricted stock awards. The amount recognized as expense was $1.3 million.

** Included in this amount is recognized compensation expense related to restricted stock awards of $4.1 million and $3.7 million in 2007 and 2006, respectively.

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Cash flows from operating activities:
Net Income	$100,888	$94,540	$99,285
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,976	39,223	17,327
Stock-based compensation	6,034	5,479	1,308
Excess tax benefit of stock-based compensation	(1,021)	(1,699)	(550)
Provision for loan losses	113,272	64,693	53,873
Deferred income taxes	8,835	(17,046)	(991)
Net amortization of discounts and premiums for investment securities	(11,487)	(4,954)	460
(Gains)/Losses on:
Securities, available-for-sale	1,076	8,610	730
Sale of loans, net	(67,750)	(45,192)	(28,747)
Sale of other real estate owned	21	—	—
Loans originated for sale	345	—	—
Changes in:
Other assets	(21,894)	1,970	(1,754)
Trading securities, net	(146,864)	—	—
Other liabilities	4,745	5,846	8,183
Servicing rights, net	(2,433)	11	194

Net cash provided by operating activities	3,743	151,481	149,318

Cash flows from investing activities:
Proceeds from loan sales	2,111,798	1,479,631	1,425,954
Proceeds from sale of available-for-sale securities	317,647	—	47,400
Principal pay downs, calls, and maturities of available-for-sale securities	301,703	271,545	352,977
Purchase of available-for-sale securities	(326,603)	(52,435)	(206,995)
Loan originations and principal collections, net	(2,171,239)	(2,311,606)	(2,068,945)
Purchase of bank owned life insurance	—	—	(60,000)
Purchase of banks or branches, net	—	—	(49,544)
Purchase of tax credit investments	(12,875)	(8,070)	(4,603)
Proceeds from sale of other real estate owned, net	36	—	—
Purchase of Federal Home Loan Bank stock	(4,621)	(20,644)	(2,120)
Purchase of premises and equipment, net	(10,079)	(15,263)	(29,980)

Net cash provided by (used in) investing activities	205,767	(656,842)	(595,856)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Cash flows from financing activities:
Net (decrease)/increase in deposits	(82,589)	28,535	251,852
Net (decrease)/increase in short-term borrowings	(132,169)	55,712	124,652
Proceeds from long-term debt and other borrowings	330,000	717,608	174,336
Excess tax benefit of stock-based compensation	1,021	1,699	550
Repayment of long-term debt and other borrowings	(277,304)	(265,801)	(71,052)
Proceeds from exercise of stock options	5,044	4,386	27,846
Payments to repurchase common stock	(24,944)	—	—
Cash dividends paid on common stock	(41,665)	(41,476)	(35,882)

Net cash (used in) provided by financing activities	(222,606)	500,663	472,302
Net (decrease) increase in cash and due from banks	(13,096)	(4,698)	25,764
Cash and due from banks at beginning of year	154,182	158,880	133,116

Cash and due from banks at end of year	$141,086	$154,182	$158,880

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$229,894	$187,803	$107,273
Income taxes	45,975	59,230	58,323
Non-cash investing activity:
Transfers from loans held for sale to securities available for sale	$285,080	$—	$—
Net transfers from loans held for investment to loans held for sale	68,343	—	—
Transfers to other real estate owned	503	—	—

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pacific Capital Bancorp (the “Company”) is a bank holding company organized under the laws of the State of California. Through its banking subsidiary, Pacific Capital Bank, N.A. (“PCBNA” or “the Bank”), the Company provides a full range of commercial and consumer banking services to households, professionals, and businesses. The banking services include depository and lending services. The Bank’s lending products include commercial, consumer, commercial and residential real estate loans and Small Business Administration (“SBA”) guaranteed loans. Depository services include checking, interest bearing checking (“NOW”), money market, savings, and certificate of deposit accounts as well as safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashiers checks. PCBNA offers a wide range of wealth management services through both the Bank’s Trust and Investment Services Division and by Morton Capital Management (“MCM”), a wholly-owned subsidiary purchased in July 2006. PCBNA is also one of the largest nationwide providers of financial products related to the electronic filing of income tax returns including the Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) business products.

PCBNA conducts its banking services under five brand names: Santa Barbara Bank & Trust (“SBB&T”), First National Bank of Central California (“FNB”), South Valley National Bank (“SVNB”), San Benito Bank (“SBB”), and First Bank of San Luis Obispo (“FBSLO”). The SBBT offices are located in Santa Barbara, Ventura and Los Angeles counties. Additionally, the RAL division located in San Diego County operates under the SBBT brand. The FNB offices are located in the counties of Monterey and Santa Cruz. The SVNB offices are located in southern Santa Clara County. The offices of SBB are located in San Benito County and the FBSLO offices are located in San Luis Obispo County. These brand names were the former names of independent banks purchased and merged at various times into PCBNA. The offices of the former Pacific Crest Capital Inc. (“PCCI”) operate under the SBBT brand name.

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

Certain amounts in the 2005 and 2006 financial statements have been reclassified to be comparable with classifications used in the 2007 financial statements.

Consolidation of Subsidiaries

The Company has five subsidiaries:

■	PCBNA is a consolidated wholly-owned subsidiary of the Company referred to as “PCBNA” or “the Bank”.

■

Four wholly-owned unconsolidated subsidiaries are used as business trusts in connection with issuance of trust-preferred securities that are described in Note 14, “Long-term Debt and Other Borrowings” of these Consolidated Financials Statements.

PCBNA has three consolidated subsidiaries.

■	Morton Capital Management (“MCM”), purchased in July 2006 to provide trust and investment advisory services.

■

SBBT RAL Funding Corp. is a consolidated wholly-owned subsidiary of the Bank that is used in the financing of the RAL program as described in Note 7, “Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs” on page 99.

■	PCB Service Corporation is a consolidated wholly-owned subsidiary of the Bank that is used as a trustee of deeds of trust in which PCBNA is the beneficiary.

On November 1, 2007, the Company announced that PCBNA signed a definitive Asset Purchase Agreement to acquire the assets of R.E. Wacker Associates, Inc. (“REWA”), a San Luis Obispo, California-based registered investment advisor. REWA provide personal and financial investment advisory services to individuals, families and fiduciaries. At December 31, 2007, the firm managed assets of $464.1 million. This transaction closed on January 4, 2008 and therefore this purchase is not recognized within the Company’s Consolidated Financial Statements as of December 31, 2007. PCBNA paid approximately $7.0 million for the assets of the firm. In exchange, PCBNA acquired substantially all of the assets and liabilities of REWA and formed a new wholly-owned subsidiary of PCBNA by the same name.

The Bank also retains ownership in several Low-Income Tax Housing Partnerships that generate tax credits but are considered variable interest entities and they are not consolidated into our Consolidated Financial Statements. The Company has invested $52.3 million in limited partnerships that construct low-income housing. The partnerships generate tax credits for the Company. Generally, the Company’s partnership interests are less than 50% of the total interests. Low-Income Tax Housing Partnerships are not required to be consolidated into the Company’s Consolidated Financial Statements.

The Company is not aware of any other entities that should be considered for consolidation.

Cash Reserve Requirement

All depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the Federal Reserve Bank of San Francisco (“FRB”) for their area. The amount of the reserve may vary each day as banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The average daily cash reserve balances required to be maintained by PCBNA totaled approximately $4.3 million in 2007 and $6.9 million in 2006. In addition, PCBNA must maintain sufficient balances to cover the checks written by bank customers that are clearing through the FRB because they have been deposited at other banks. This generally means that PCBNA holds substantially more than the $4.3 million minimum amount at FRB.

Investment Securities

All investments reported by the Company as securities are debt securities. Securities may be classified as held-to-maturity, available-for-sale or trading securities. The appropriate classification is initially decided at the time of purchase. All securities currently held by the Company are classified as available-for-sale or trading. The Company does not hold any of its securities in a held-to-maturity portfolio.

Securities classified as available-for-sale are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. When the fair value of the security portfolio increases, the security balance increases and when the fair value declines, the security balance decreases. As the fair value of these securities changes, the changes are reported net of income tax as an element of other comprehensive income (“OCI”), except for impaired securities. When securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income.

Securities classified as trading are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. When the fair value of the security portfolio increases, the security balance increases and when the fair value declines, the security balance decreases. As the fair value of these securities changes, the changes are reported in current operations.

When the estimated fair value of a security is lower than the book value, a security is considered to be impaired. We are required to report in our financial statements whether the impairment is temporary or other than temporary. The Company periodically reviews impaired securities to determine whether the impairment is other than temporary. Factors that would be considered in deciding whether the impairment is other than temporary include:

■	the nature of the investment;

■	the cause(s) of the impairment;

■	the severity and duration of the impairment;

■	the strength of the market for the security;

■	the length of time the Company intends and is able to hold the security; and

■	credit ratings for the security and its sector.

If the impairment is determined to be other than temporary, the Company will recognize this impairment by charging the loss to income in the period in which the impairment occurs or is otherwise deemed to be other than temporarily impaired. As explained in Note 4, “Securities” of the these Consolidated Financial Statements, in December 2007, Management changed their intent to no longer hold mortgage backed securities (“MBS”) held in the available for sale portfolio (“AFS”) until recovery or maturity. Due to the change of intent by Management, the Company will recognize unrealized losses for the AFS MBS portfolio through the income statement and unrealized gains through OCI.

The Company uses specific identification to determine the cost of securities sold.

Interest income is recognized based on the coupon rate and increased by the accretion of discounts or decreased by the amortization of premiums over the contractual life of the security using the interest method.

PCBNA is a member of both the FRB and the Federal Home Loan Bank of San Francisco (“FHLB”) and, as a condition of membership in both organizations; it is required to purchase stock. In the case of the FRB, the amount of stock that is required to be held is based on PCBNA’s capital. As PCBNA’s capital increased additional stock in the FRB was required to be purchased. The required ownership of FHLB stock is based on the borrowing capacity used by PCBNA. These investments are considered equity securities with no actively traded market. Therefore, the shares are considered restricted investment securities and reported in other assets in the Consolidated Balance Sheets. Such investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in other income.

Loans, Interest and Fees from Loans

Interest income on loans is accrued daily. Loan fees collected for the origination of loans less direct loan origination costs (net deferred loan fees) are amortized over the contractual life of the loan through interest income. If a loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the interest method over the contractual life of the loan. If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight-line basis over the contractual life of the loan commitment. Loan fees received for loan commitments are recognized as interest income over the term of the commitment. When loans are repaid any remaining unamortized balances of unearned fees, deferred fees and costs and premiums and discounts paid on purchased loans are accounted for through interest income.

The Company generally holds loans for investment and has the intent and ability to hold loans until their maturity and therefore, they are reported at book value. Periodically, the Company identifies loans it expects to sell prior to maturity. When loans are identified to be sold, they are reclassified as held for sale and reported at the lower of cost or market in the Consolidated Balance Sheets. Included in a loan’s cost are unearned deferred fees and costs and the allowance for loan loss specifically relating to the loans held for sale. At December 31, 2007, the Company had $68.3 million of loans classified as held for sale. Additional information regarding loans classified as held for sale is disclosed in Note 5, “Loans” of these Consolidated Financial Statements.

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

When a loan is placed in a nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the status is changed. Subsequent payments received from the customer are applied to principal and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. In the case of commercial customers, the pattern of payment must also be accompanied by a positive change in the financial condition of the borrower.

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

Prepayments: Borrowers may prepay their loans before their contractual maturity. When interest rates are declining, the Company expects the rate of prepayments to increase. Changes in the rate of prepayments impact the amortization of deferred origination fees and costs. The Company recognizes the remaining unamortized amounts into interest income when a loan prepays before the contractual maturity.

RAL/RT Programs

RALs

RAL interest income varies based on the amount of the loan and not the time the loan is outstanding. The larger the loan, the larger the amount at risk from nonpayment and therefore the fee varies by the amount of funds advanced due to the increased credit risk rather than the length of time that the loan is outstanding.

RT Fees

An RT is an electronic transfer of an income tax refund directly to the taxpayer. The Company acts as a conduit from the IRS and State tax authorities to the taxpayer enabling a quick and safe delivery of the taxpayer’s income tax refund. There is no credit risk or borrowing cost for the Company because RT’s are only delivered to the taxpayer upon receipt of the refund directly from the IRS. Payment of an RT is made in one of two ways. The Company either authorizes the tax preparer to provide a check directly to the taxpayer or the Company deposits the refund into a taxpayer’s account. Fees earned on RTs are recognized as fee income within non-interest income.

RAL Interest Income and RT Fees

The growth in interest income or fees from the RAL program is due both to the growth in the number of RALs originated and to changes in the manner in which one of the tax service vendors with whom the Company originates RALs, Jackson Hewitt (JH), is compensated for its services.

In May 2004, the Company and JH renegotiated their contract effective for 2005. In prior years, JH (and its predecessor) was responsible for the first two and a half percent of total loan losses on RALs originated through JH. Losses in excess of that amount would be shared by the Company and JH. With JH assuming the credit risk, JH received most of the fee paid by the customer for the RAL. Under the terms of the new contract for 2005, the Company assumed virtually all of the credit risk and retained most of the RAL fee, resulting in increased revenues, and increased provision expense to cover the loan losses. JH continued to receive the account handling fee.

In 2006, the Company and JH entered into two new contracts, a program contract with Jackson Hewitt, Inc. and a technology services contract with Jackson Hewitt Technology Services, Inc. These contracts will be herein referred to as “JH”. These contracts provided for JH to reduce the proportion of its transactions directed to the Company from approximately the 80% proportion for 2005 to approximately 75% in the 2008 tax season, and changed the method by which JH was compensated for the services it provides to the Company. The fee-splitting arrangement provided for in the earlier contract was eliminated, and, under the new contracts with JH, JH is compensated for services through fixed fees for program and technology services.

The first change in the 2006 JH contracts did not have a significant impact on the number of transactions directed to the Company. The initial reduction was accomplished not on an individual transaction basis, but instead by directing the transactions from specific JH offices to the other bank with whom JH contracts. This reduction in the proportion of transactions directed to the Company did not have an impact on the number of transactions as the growth in the number of transactions done by the offices still directed to the Company were slightly more than the number of transactions originated.

The second change in the 2006 JH contracts had a substantial impact on the amount of revenue, but little impact on pre-tax income as the amount of the fixed fees is approximately equal to what would have been shared with JH under the previous contract. While the “economics” are virtually the same under the new contracts as under the old, the presentation is different. Under the previous contract, the fees were recognized net of the amount of the fee split with JH. Under the new contracts, the whole amount of the revenue from the RALs and RTs is recognized by the Company and the program and technology service fees are shown as expenses.

Revenues from the RAL/RT Programs are earned through three different channels including Jackson Hewitt franchises, independent tax preparers and online self-filers.

Refund Anticipation Loan Securitization

The Company sells some of its RALs through a securitization each year during the months of January and February. To qualify as a sale, a transfer of assets must meet the criteria of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishing of Liabilities.” To be accounted for as a sale, SFAS 140 requires that (1) assets transferred be isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; (2) each transferee has the right to pledge or exchange the assets it received; and (3) the transferor does not maintain control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

The first requirement of SFAS 140 is satisfied through the sale of the RALs from the Company to a wholly-owned subsidiary of the Bank, SBBT RAL Funding Corp. This special purpose entity then sells the loans to other banks. By the structure of the purchase agreements between the Bank and this special purpose entity, the ability of the Company or its creditors to reach the assets is judged to be remote. This conclusion is supported by a legal opinion obtained each year by the Company. The second requirement of SFAS 140 is satisfied because the purchase agreements with SBBT RAL Funding Corp. and the other banks give such other banks the right to pledge or exchange the RALs. The third requirement of SFAS 140 is satisfied because there is no requirement that the Company repurchase RALs other than those that did not meet the underwriting criteria in the purchase agreement and were therefore inadvertently included among the sold loans.

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

The Company has concluded that the securitization of the RALs satisfy the criteria for sale treatment under SFAS 140.

The securitization is active only during the first quarter and terminated prior to the end of the first quarter of each year, there are no balances, retained interests, or servicing assets to be accounted for or disclosed at March 31 of each year. There are no balances related to RALs, securitized or otherwise, recorded on the balance sheet at December 31 of each year.

Allowance for loan losses

Credit risk is inherent in the business of extending loans and leases to borrowers. The Company establishes an estimated reserve for these inherent loan losses and records the change in this estimate through charges to current period earnings. These charges are recorded as provision for loan losses. All specifically identifiable and quantifiable losses are charged off against the allowance when realized. The allowance for loan losses is Management’s estimate of loan losses inherent within the loan portfolio at each balance sheet date.

The Company formally determines the adequacy of the allowance on a quarterly basis. This determination is based on the periodic assessment of the credit quality or “grading” of loans. Loans are initially graded when originated. Loans are re-graded at renewal, when identified facts demonstrate change in risk of nonpayment, or if the loan becomes delinquent. Re-grading of larger problem loans will occur at least quarterly.

After reviewing the grades in the loan portfolio, the second step is to assign or allocate a portion of the allowance to groups of loans and to individual loans to cover Management’s estimate of the loss that may be present in these loans. The estimation of probable losses takes into consideration the loan grade and other factors such as:

■	loan balances

■	loan pool segmentation

■	historical loss analysis

■	identification, review, and valuation of impaired loans

■	the economy

■	concentration of lending activities

■	growth in the loan portfolio

■	change in delinquencies

■	control environment of each lending unit

■	Management and staffing turnover in lending units and Credit Administration departments

■	whether the loan is considered structured financing

GAAP, banking regulations, and sound banking practices require that the Company record this estimate of unrecognized losses in the form of an allowance for loan losses. When loans are determined to be uncollectible, losses are recognized and accounted for as charged-offs against this allowance. When the Company recovers an amount on a loan previously charged-off, the recovery increases the amount of allowance for loan losses.

Allowance for loan loss from RALs: RALs are originated in the first and second quarters of the year. The allowance for loan losses related to RALs is applied on an aggregate level. Specifically, the Company uses loss rates from prior years to estimate the inherent losses. However, because of the uncertainty of repayment after more than nine months after origination, all RALs unpaid at year-end are charged-off. Therefore, the Company does not have an allowance for loan loss for unpaid RALs at the end of any year.

Allowance for Off-Balance Sheet Commitments

In addition to the exposure to credit loss from outstanding loans, the Company is also exposed to credit loss from certain off-balance sheet commitments such as unused loan commitments and letters of credit. Losses are experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a financially weak borrower.

As with its outstanding loans, the Company determines an estimate of losses inherent in these contractual obligations. The estimate for loan losses on off-balance sheet instruments is included within other liabilities and the charge to income that establishes this liability

Income Taxes

The Company uses the accrual method of accounting for financial reporting purposes as well as for tax return purposes. Due to tax regulations, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes. These items represent “temporary differences.” The Company is required to provide in its financial statements for the eventual liability or deduction in its tax return for these temporary differences until the item of income or expense has been recognized for both financial reporting and for taxes. The provision is recorded in the form of deferred tax expense or benefit as the temporary differences arise, with the accumulated amount recognized as a deferred tax liability or asset. Deferred tax assets represent future deductions in the Company’s income tax return, while deferred tax liabilities represent future payments to tax authorities.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged against income over the estimated useful lives of the assets. For most assets accelerated methods of depreciation are used. Certain assets with shorter useful lives are depreciated by the straight-line method. The estimated useful lives of other items of premises and equipment are as follows:

Buildings and improvements	10-25 years
Furniture and equipment	5-7 years
Electronic equipment and software	3-5 years

Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter.

Management annually reviews Premises and Equipment in order to determine if facts and circumstances suggest that the value of an asset is not recoverable.

Leases

The Company leases most of its branch and support offices. Leases are accounted for as capital leases or operating leases based on the requirements of GAAP. When the terms of the lease indicate that the Company is leasing the building for most of its useful economic life or the present value of the sum of lease payments represents most of the fair value of the building, the transaction is accounted for as a capital lease. In a capital lease, the building is recognized as an asset of the Company and the net present value of the contracted lease payments is recognized as a long-term liability. The amortization charge relating to assets recorded under capital leases is included with depreciable expense.

A majority of the Company’s leases have cost-of-living adjustments based on the consumer price index. Some of the leases have fixed increases provided for in the terms or increases based on the index but have a minimum increase irrespective of the change in index. In these cases, the total fixed or minimum lease expense is recognized on a straight-line basis over the term of the lease.

Residential Real Estate and Small Business Administration (SBA) Loan Servicing Rights

Included in other assets are loan servicing rights associated with the sale of residential real estate and SBA loans. The Company receives a fee for servicing loans sold. The right to receive this fee for performing servicing is of value to the Company and could be sold should the Company choose to do so. Companies engaged in selling loans and retaining servicing rights for a fee are required to recognize servicing rights as an asset. The rights are recorded at the net present value of the fees that will be collected, less estimated servicing costs, which approximates fair value.

Loan servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. In addition, Management periodically evaluates these servicing rights for impairment. Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan-by-loan basis. The servicing rights are amortized to non-interest income over the expected lives of the loans. Estimates of the lives of the loans are based on several industry standard sources.

Because the rate at which consumers prepay their loans is impacted by changes in interest rates—prepayments increase as rates fall, and decrease as rates rise—the value of the servicing right changes with changes in interest rates. When prepayments increase, the Company will collect less servicing fees so the value of the servicing rights decline. A valuation of the servicing assets are performed at each reporting period and reductions to the servicing assets’ carrying value are made when the carrying balance is higher than the market value of the servicing asset utilizing the lower of cost or market valuation methodology.

Repurchase Agreements

The Company occasionally enters into repurchase agreements whereby it purchases securities or loans from another institution and agrees to resell them at a later date for an amount in excess of the purchase price. While in form these are agreements to purchase and resell, in substance they are short-term secured investments in which the excess of the sale proceeds over the purchase price represents interest income. This income is accrued over the term of the investment. For security or collateral, the Company receives assets with a higher fair value than the amount invested.

Trust Assets and Investment and Advisory Fees

The Company has a trust department and two subsidiaries that have fiduciary responsibility for the assets that they manage on behalf of customers. These assets are not owned by the Company and are not reflected in the accompanying Consolidated Balance Sheets. Fees for most trust services are based on the market value of customer assets, and the fees are accrued monthly.

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

Once stock options or restricted stock is vested, the shares are included in the weighted average shares outstanding.

Statement of Cash Flows

For purposes of reporting cash flows, “cash” includes cash and due from banks, Federal funds sold, and securities purchased under agreements to resell. Federal funds sold and securities purchased under agreements to resell are one-day transactions, with the Company’s funds being returned to it the next business day.

Postretirement Health Benefits

The Company provides eligible retirees with postretirement health care and dental benefit coverage. These benefits are also provided to the spouses and dependents of retirees on a shared cost basis. Benefits for retirees and spouses are subject to deductibles, co-payment provisions, and other limitations. The expected cost of such benefits is charged to expense during the years that the employees render service to the Company and thereby earn their eligibility for benefits. Further information regarding the Company’s Postretirement Health Benefits is disclosed in Note 15, “Postretirement Benefits” of these Consolidated Financial Statements.

Other Real Estate Owned and Other Foreclosed Property

Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called other real estate owned (“OREO”). OREO is originally recorded in the Company’s financial records at the fair value of the OREO, less estimated costs to sell. If the outstanding balance of the loan is greater than the fair value of the OREO at the time of the acquisition, the difference is charged-off against the allowance for loan losses. Any senior debt to which other real estate owned is subject to is included in the carrying amount of the property and an offsetting liability is reported along with other borrowings. Other collateral obtained through foreclosure proceedings is accounted for in a similar fashion.

During the time the property is held, all related operating or maintenance costs are expensed as incurred. Later decreases in the fair value of the property are charged to non-interest expense by establishing a valuation allowance in the period in which they become known. Increases in the fair value may be recognized as reductions of non-interest expense but only to the extent that they represent recoveries of amounts previously written-down. Expenditures related to improvements of the property are capitalized to the extent that they are realizable through increases in the fair value of the properties. Increases in market value in excess of the fair value at the time of foreclosure are recognized only when the property is sold.

At December 31, 2007 and 2006, the Company held OREO that had a recorded value, less estimated costs, of $3.4 million and $2.9 million, respectively, which is less than the Company’s estimate of the fair value of the property.

Derivative Financial Instruments

GAAP requires that all derivatives be recorded at their current fair value on the balance sheet. Certain derivative transactions that meet specified criteria, qualify for hedge accounting under GAAP. The Company does not hold any derivatives that meet the criteria for hedge accounting. If a derivative does not meet the specific criteria, gains or losses associated with changes in its fair value are immediately recognized in the income statement.

Goodwill and Intangible Assets

In connection with the acquisitions, the Company has recorded the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. Management annually reviews the goodwill in order to determine if facts and circumstances suggest that it is not recoverable. Based on its annual assessment for impairment in 2007, Management does not believe that any material impairment of goodwill has occurred.

The goodwill is allocated to the segments of the Company based on the perceived value of the acquired Assets. For the FBSLO acquisition, goodwill and the core deposit intangible are included in the Community Banking segment. With the July 2006 acquisition of MCM, the goodwill and core relationship intangible are included in the Wealth Management segment. In the first quarter of 2008, the REWA goodwill will be included in the Wealth Management segment.

Intangible assets are generally acquired in an acquisition. If the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so, the acquired intangible asset will be a separately recognized as an asset. Such intangible assets are subject to amortization over their useful lives. Among these intangibles assets are core deposit intangibles and customer relationship intangibles. The Company amortizes core deposit intangibles over their estimated useful life. The customer relationship intangible is amortized in proportion to and over the life of the anticipated service fee revenue.

Segments

GAAP requires that the Company disclose certain information related to the performance of various segments of its business. Segments are defined based on how the Chief Executive Officer of the Company views the Company’s operations. Management has determined that the Company has four reportable operating segments: Community Banking, Commercial Banking, RAL/RT Programs and Wealth Management. The All Other segment consists of the administrative support units and, balancing of the transfers in and out of the operating segments. The factors used in determining these reportable segments are more fully explained in Note 24, “Segments” of these Consolidated Financial Statements beginning on page 127.

Stock-Based Compensation

The Company grants non-qualified stock options and restricted stock. All stock based compensation is accounted for in accordance with Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS 123R”). The accounting for stock based compensation expense is disclosed in our financial statements in Note 19, “Shareholders’ Equity” of these Consolidated Financial Statements.

SFAS 123R requires issuers to record compensation expense over the vesting period of the share-based award. The amount of compensation expense to be recognized over this term is the “fair value” of the options at the time of the grant utilizing a binomial lattice option-pricing model. The option-pricing model computes fair value for the options based on the length of their term, the volatility of the stock price in past periods, and other factors.

The statement further requires that not only must stock options awarded in 2006 and subsequent years be accounted for in this manner, but as part of the implementation, the Company must recognize compensation expense for stock options awarded in years prior to 2006. This may be done by one of two transition methods—the modified prospective method or the modified retrospective method. The Company used the modified prospective method to adopt SFAS 123R.

The Company also grants restricted stock as a form of employee and director compensation. Restricted stock is expensed over the vesting period. A valuation model is not used for pricing restricted stock since the value is based on the closing price of the Company’s stock on the grant date. The amount of expense is based on the shares granted multiplied by the stock price on the date of the grant. When the vesting period expires for restricted stock, the employee receives the stock and recognizes taxable income for the compensation expense recognized by the Company.

Other Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008. The adoption of this standard did not have a material impact to the financial position, operating results or cash flows of the Company.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The statement permits entities to elect to measure certain financial assets and liabilities at fair value. If certain financial assets and liabilities are selected for adoption in accordance with SFAS 159, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for the Company beginning January 1, 2008. The adoption of this standard did not have a material impact to the financial position, operating results or cash flows of the Company.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This statement establishes accounting and reporting standards related to the ownership interests in consolidated subsidiaries held by parties other than the parent. The statement may not be implemented until January 1, 2009. The Company’s only consolidated subsidiaries are all wholly owned by the Company or by another subsidiary. As explained above, the Bank does not consolidate the low income housing partnerships in which it has invested because the Company does not hold a controlling interest. Consequently, Management does not believe that there will be any significant impact on the Company’s financial statements from adoption of this accounting standard.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing the Company the option to carry servicing rights at fair value. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

Liabilities—a replacement of FASB SFAS No. 125,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 became effective for the Company as of January 1, 2007. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial position, operating results or cash flows.

In July 2006, the FASB issued FIN 48, “Accounting For Uncertainty In Income Taxes—an Interpretation of FASB Statement No. 109,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements. As required, we adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position, operating results or cash flows.

2.        MERGERS AND ACQUISITIONS

Over the last three years, the Bank has acquired two companies and entered into an agreement to acquire a third company in January 2008:

■	REWA

■	MCM

■	FBSLO

On November 1, 2007, the Company announced that PCBNA signed a definitive Asset Purchase Agreement to acquire the assets of R.E. Wacker Associates, Inc. (“REWA”), a San Luis Obispo, California-based registered investment advisor. Since the transaction closed on January 4, 2008, this purchase is not recognized within the Company’s Consolidated Financial Statements as of December 31, 2007. At December 31, 2007, REWA managed assets of $464.1 million and provides personal and financial investment advisory services to individuals, families and fiduciaries. PCBNA paid approximately $7.0 million for the assets of the firm. In exchange, PCBNA acquired substantially all of the assets and liabilities of REWA and formed a new wholly-owned subsidiary of PCBNA by the same name. The clients of REWA will continue to be served by the same principal and support staff.

On May 16, 2006, PCBNA entered into an Asset Purchase Agreement with MCM, a California-based registered investment advisor which at July 1, 2006 managed assets in excess of $850 million and provided planning and investment solutions to individuals, foundations, retirement plans and select institutional clients. The MCM acquisition gave the Company the opportunity to provide an expanded array of products to our existing wealth management clients and provide PCBNA’s products to MCM’s clientele. On July 1, 2006, PCBNA acquired MCM for a cash payment of approximately $7.0 million. In exchange, PCBNA acquired substantially all of the assets and liabilities of MCM and formed a new wholly-owned subsidiary of PCBNA by the same name, MCM. In connection with the acquisition of MCM, the Company has recorded $4.7 million of goodwill and $2.3 million for the customer relationship intangible. The customer relationship intangible began amortization at the date of purchase and will be amortized based on an estimated life of 15 years with adjustments based on forecasted cash flows.

On February 28, 2005, the Company entered into a definitive agreement with First Bancshares, Inc. (“FBSLO”) under which the Company acquired FBSLO in a cash transaction. The FBSLO transaction closed on August 1, 2005. The consideration paid was $60.8 million in cash, or $48 per each diluted share of FBSLO stock. FBSLO was headquartered in San Luis Obispo, California and had two branches that provided traditional deposit and loan products to its customers, including commercial and commercial real estate loans; checking, savings, and certificate of deposits; and other traditional banking services through its banking subsidiary. At the time of acquisition, FBSLO had begun the process of opening a denovo branch in Paso Robles, California, which the Company opened in November of 2006. The Company acquired FBSLO for its customer relationships and as an entry vehicle into San Luis Obispo County. There are many customers in the San Luis Obispo County similar to its current customers in its primary market areas. The Company acquired $51.3 million in investment securities, $217 million in loans, $254 million in deposits, and other assets and liabilities. The excess of the purchase price over the net fair value of the assets and liabilities, $32.1 million, was recognized as goodwill as discussed in Note 10, Goodwill and Other Intangible Assets of these financial statements.

The Company has not disclosed pro forma financial information about combined operations, as the acquisitions were not material to the Company as a whole.

3.      EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share. The denominator of the diluted earnings per share ratio includes the effect of dilutive securities. The only securities outstanding that are potentially dilutive are the employee stock options and the restricted stock.

	Year Ended December 31,
	2007	2006	2005

	(in thousands except per share amounts)

Basic weighted average shares outstanding	46,816	46,770	45,964
Dilutive effect of stock options	266	329	394

Diluted weighted average shares outstanding	47,082	47,099	46,358

Diluted Earnings Per Share	$2.14	$2.01	$2.14

For the years ended December 31, 2007, 2006 and 2005, the average outstanding unexercised stock options of 980,000, 142,000 and 157,000 shares, respectively were not included in the computation of earnings per share because they were anti-dilutive.

4.      SECURITIES

A summary of securities held by the Company at December 31, 2007 and 2006 is as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)

Trading Securities:
Mortgage-backed securities (3)	$146,862	$—	$—	$146,862

Total trading securities	146,862	—	—	146,862

Available-for-Sale:
U.S. Treasury obligations (1)	39,803	194	—	39,997
U.S. Agency obligations (2)	477,281	2,284	(75)	479,490
Collateralized mortgage obligations	23,838	120	(97)	23,861
Mortgage-backed securities (3)	382,003	940	—	382,943
Asset-backed securities	2,194	4	—	2,198
State and municipal securities	222,705	26,300	(607)	248,398

Total available-for-sale securities	1,147,824	29,842	(779)	1,176,887

Total Securities	$1,294,686	$29,842	$(779)	$1,323,749

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)

Available-for-Sale:
U.S. Treasury obligations (1)	$64,653	$—	$(504)	$64,149
U.S. Agency obligations (2)	208,264	—	(2,032)	206,232
Collateralized mortgage obligations	64,833	31	(880)	63,984
Mortgage-backed securities (3)	601,252	584	(15,541)	586,295
Asset-backed securities	3,021	9	—	3,030
State and municipal securities	211,817	32,114	(479)	243,452

Total available-for-sale securities	$1,153,840	$32,738	$(19,436)	$1,167,142

(1)	U.S. Treasury obligations are securities that are backed by the full faith and credit of the United States government.

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

Accounting for Unrealized Gains and Losses

At December 31, 2007, the Company held $1.18 billion of securities in an AFS portfolio and $146.9 million of securities received from the sale of residential loans in December 2007 in a trading portfolio. Generally, AFS securities’ unrealized gains or losses are accounted for by adjusting the carrying amount of the securities, and losses with a corresponding amount in OCI, which is then adjusted by a deferred tax asset or liability at our statutory tax rate of 42.05%. In December 2007, Management changed its intent with regard to holding its AFS MBS to maturity or ultimate recovery. As a result, the Company recognized a $3.0 million impairment loss at December 31, 2007 because without the intent to hold until recovery, the securities could no longer be regarded as temporarily impaired. This decision was made during the fourth quarter of 2007, for strategic balance sheet and interest rate risk management purposes, as well as to provide additional liquidity for the Company. Future losses on AFS MBS will be recognized by recognition of impairment losses in the income statement while unrealized gains will be recognized in OCI.

In December 2006, the Company decided to sell securities purchased in 2003 and 2004 as part of a “leveraging strategy”. While not sold until early 2007, the Company recognized an $8.8 million impairment loss because it did not intend to hold the securities until they recovered their value. When the sale was executed in the first quarter of 2007, the securities had recovered a portion of their value due to changes in interest rates and the Company recognized a $1.6 million gain, for a total net loss recognized of $7.2 million on these securities. The proceeds from the sale were used to reduce wholesale borrowings and to reinvest in higher yielding securities.

At December 31, 2007, the Company held $146.9 million of securities classified as trading. These securities are reported in the Consolidated Balance Sheets at their estimated fair value. When the fair value of a security classified as trading increases, the security balance increases and when the fair value declines, the security balance decreases. As the fair value of these securities change, all fair value changes are reported in non-interest income.

Fair values on securities are based on current market prices obtained from independent sources for each security held. If a security is in an unrealized loss position for more than twelve months, Management is required to state whether or not each security is temporarily or permanently impaired.

The following table shows all securities that are in an unrealized loss position and temporarily impaired as of December 31, 2007 and 2006.

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(in thousands)

US Treasury/ US Agencies	$24,999	$(1)	$64,044	$(74)	$89,043	$(75)
Municipal Bonds	12,361	(361)	12,877	(246)	25,238	(607)
Collateralized mortgage obligations	—	—	4,131	(97)	4,131	(97)

Total	$37,360	$(362)	$81,052	$(417)	$118,412	$(779)

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(in thousands)

US Treasury/US Agencies	$19,688	$(22)	$250,693	$(2,514)	$270,381	$(2,536)
Mortgage Backed Securities	21,331	(163)	536,029	(15,378)	557,360	(15,541)
Municipal Bonds	8,419	(35)	16,326	(444)	24,745	(479)
Collateralized mortgage obligations	13,675	(22)	48,458	(858)	62,133	(880)

Total	$63,113	$(242)	$851,506	$(19,194)	$914,619	$(19,436)

In Management’s opinion, the unrealized losses of $779,000 are a result of market interest rate fluctuations. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2007. The Company has the ability and the intention to hold these securities until their fair values recover. As such, Management does not believe that there are any securities, other than those identified in the paragraph below that are other-than-temporarily impaired, and therefore, no additional impairment charges are warranted. Management is aware of one CMO held in the investment portfolio that has some sub-prime loans as the underlying collateral.

Contractual Maturities for Securities Portfolio

The amortized cost and estimated fair value of debt securities at December 31, 2007 and 2006, by contractual maturity, are shown in the table below.

	December 31,
	2007	2006

	(in thousands)

Amortized cost:
Trading
In one year or less	$—	$—
After one year through five years	—	—
After five years through ten years	146,862	—
After ten years	—	—

Total trading securities	146,862	—

Available for Sale
In one year or less	225,583	135,230
After one year through five years	355,079	528,175
After five years through ten years	387,860	289,666
After ten years	179,302	200,769

Total available-for-sale securities	1,147,824	1,153,840

Total Securities	$1,294,686	$1,153,840

	December 31,
	2007	2006

	(in thousands)

Estimated fair value:
Trading
In one year or less	$—	$—
After one year through five years	—	—
After five years through ten years	146,862	—
After ten years	—	—

Total trading securities	146,862	—

Available for Sale
In one year or less	225,921	125,442
After one year through five years	357,884	524,664
After five years through ten years	393,315	289,136
After ten years	199,767	227,900

Total available-for-sale securities	1,176,887	1,167,142

Total Securities	$1,323,749	$1,167,142

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. With interest rates on a number of the Company’s securities with coupon rates higher than the current market rates, Management expects that issuers that have the right to call the securities will exercise these rights and pay the bonds off earlier than the contractual term.

Sales and Calls of Securities

The following table summarizes the securities sold and called for the last three years.

	For the Year Ended December 31, 2007
	Proceeds	Gross Gains	Gross Losses

	(in thousands)

Trading:
Sales	$993	$—	$(2)
Calls	$—	$—	$—
Available-for-sale:
Sales	$317,647	$1,647	$(118)
Calls	$83,521	$390	$(4)

	For the Year Ended December 31, 2006
	Proceeds	Gross Gains	Gross Losses

	(in thousands)

Available-for-sale:
Sales	$—	$—	$—
Calls	$9,702	$157	$(6)

	For the Year Ended December 31, 2005
	Proceeds	Gross Gains	Gross Losses

	(in thousands)

Available-for-sale:
Sales	$47,400	$—	$(730)
Calls	$1,550	$—	$—

Securities Pledged

Securities with a carrying value of approximately $1.03 billion and $988.4 million at December 31, 2007 and December 31, 2006, respectively, were pledged to secure public funds, trust deposits, repurchase agreements and other borrowings as required or permitted by law.

5.      LOANS

Loans held for sale

At December 31, 2007, the Company held $68.3 million as loans held for sale. Loans held for sale are reported at the lower of cost or market. On December 21, 2007, the Company entered an agreement to sell $68.2 million of adjustable rate residential real estate loans with a book value of $68.0 million. In exchange for the loans sold, MBS securities were received with the same underlying loans and placed in the trading portfolio. The remainder of the loans held for sale was one residential real estate loan. All of the loans classified as held for sale were sold in January 2008.

Loans held for investment

The composition of the Company’s loans held for investment portfolio is as follows:

	December 31,
	2007	2006

	(in thousands)

Real estate:
Residential - 1 to 4 family	$1,075,663	$1,199,719
Multi-family residential	278,935	287,626
Commercial	1,558,761	1,420,401
Construction	651,307	536,443
Commercial loans	1,196,808	1,072,831
Home equity loans	394,331	372,637
Consumer loans	200,094	527,751
Leases	—	297,526
Other	3,257	3,899

Total	$5,359,156	$5,718,833

The loan balances above are net of deferred loan origination, commitment, extension fees and origination costs of $6.9 million for 2007 and $7.1 million for 2006. Commercial real estate loans consist of a variety of commercial buildings including office, manufacturing facilities, wineries and warehouses.

Impaired Loans

The tables below reflect impaired loan information.

	December 31,
	2007	2006

	(in thousands)

Impaired loans with specific valuation allowance	$51,998	$—
Valuation allowance related to impaired loans	(3,944)	—
Impaired loans without specific valuation allowance	6,171	19,887

Impaired loans, net	$54,225	$19,887

	December 31,
	2007	2006	2005

	(in thousands)

Average investment in impaired loans for the period	$18,362	$35,375	$46,372
Interest recognized during the period for impaired loans	$5,518	$2,891	$4,835
Interest received in cash during the period for impaired loans at year-end	$4,751	$2,347	$4,696

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. The valuation allowance amounts disclosed above are included in the allowance for loan losses reported in the balance sheets for December 31, 2007 and 2006. The $52.0 million of impaired loans with specific valuation allowance is mostly attributed to two large relationships which became impaired at the end of December 2007. The two large relationships consist of a $33.5 million credit facility to a residential home builder and an $11.6 million loan to a company in the auto parts industry. Both of these relationships are with long-time customers of the Bank and they are in a nonaccrual status at December 31, 2007, increasing the nonaccrual loans disclosed in the table below.

Nonaccrual and Past Due Loans Still Accruing

The table below summarizes loans classified as nonaccrual:

	December 31,
	2007	2006

	(dollars in thousands)

Nonaccrual loans	$72,186	$9,832
Loans past due 90 days or more on accrual status	1,131	264
Troubled debt restructured loans	—	7,217

Total nonperforming loans	$73,317	$17,313

Contractual interest on impaired loans	$3,679	$1,567
Interest collected	1,728	564

Foregone interest	$1,951	$1,003

Nonperforming loans as a percentage of total loans	1.37%	0.30%
Allowance for loan losses as a percentage of nonperforming loans	61%	374%

The increase in nonaccrual loans of $62.4 million is mostly attributed to two large relationships which consist of a $33.5 million credit facility to a residential home builder and an $11.6 million loan to a company in the auto parts industry.

The Company had restructured loans of $0 and $7.2 million at December 31, 2007 and 2006, respectively. The Company had OREO of $3.4 million and $2.9 million as of December 31, 2007 and 2006, respectively.

Refund Anticipation Loans

The discussion of the RALs and the securitization of RALs are in Note 7, “Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs” of these Consolidated Financial Statements.

Pledged Loans

At December 31, 2007, loans secured by residential and commercial real estate with principal balances totaling $3.10 billion pledged to FHLB and $977.4 million were pledged as collateral to the FRB.

These amounts pledged do not represent the amount of outstanding borrowings that are required to be supported by collateral. The Company borrows extensively during the first quarter of each year to fund its RAL Program.

Loan Sales and Transactions

During 2007, the Company sold or converted to securities RAL, Lease, Indirect Auto, Residential Real Estate and SBA loans. The residential real estate loan transaction resulted in the conversion to MBS held by the Company at December 31, 2007. The total gain on sale of loans for the year ending December 31, 2007, 2006 and 2005 was $68.0 million, $45.2 million and $28.8 million, respectively. A summary of the loan transaction is in Note 6, “Loan Sales and Transactions” of these Consolidated Financial Statements.

Letters and Lines of Credit

As of December 31, 2007, the contractual commitments for lines and letters of credit are as follows:

	December 31, 2007
	Total	Less than one year	One to three years	Three to five years	More than five years

	(in thousands)

Commercial lines of credit	$682,649	$403,347	$87,500	$89,204	$102,598
Consumer lines of credit	372,474	4,601	11,051	31,434	325,388
Standby letters of credit and financial guarantees	142,695	56,020	35,360	25,496	25,819

Total	$1,197,818	$463,968	$133,911	$146,134	$453,805

Letters and lines of credit are commitments to extend credit and standby letters of credit for the Bank’s customers. These commitments meet the financing needs of the Bank’s customers in the normal course of business and are commitments with “off-balance sheet” risk since the Bank has committed to issuing funds for customers but, there is no current loan outstanding.

Lines of credit are obligations to lend money to a borrower. Credit risk arises when the borrowers’ current financial condition may indicate less ability to pay than when the commitment was originally made. In the case of standby letters of credit, this risk arises from the possibility of the failure of the customer to perform according to the terms of a contract. In such a situation, the third party might draw on the standby letter of credit to pay for completion of the contract and the Company would have to look to its customer to repay these funds to the Company with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. At December 31, 2007, the maximum undiscounted future payments that the Company could be required to make were $142.7 million. Approximately 39.3% of these arrangements mature within one year. The Company generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized by the same types of assets used as loan collateral, however several are unsecured. The Company has recorded a $382,000 liability associated with the unearned portion of the letter of credit fees for these guarantees as of December 31, 2007.

The Company anticipates that a majority of the above commitments will not be fully drawn on by customers. Consumers do not tend to borrow the maximum amounts available under their home equity lines and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies. A majority of the lines of credit are adjustable rate commitments that are tied to prime or a base-lending rate. If a rate is fixed on a line of credit, the commitments are not usually for more than three months.

The maximum non-discounted exposure to credit risk is represented by the contractual amount of those instruments. The majority of these commitments are for one year or less. Lines of credit and letters of credit may be withdrawn by the Company subject to applicable legal requirements.

Concentration of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the State of California with exception of the RAL Program.

The Company monitors concentrations within five broad categories: industry, geography, product, call code, and collateral. The Company’s loan portfolio has concentration of loans collateralized by California real estate. The nature of this collateral, however, is quite varied, namely 1-4 family residential, multifamily residential, and commercial buildings of various kinds. At December 31, 2007, commercial, industrial and agricultural loans comprised of 22.3% of the Company’s loan portfolio but consisted of diverse borrowers. The Company has considered this concentration in evaluating the adequacy of the allowance for loan loss in the allocated component.

The Community Banking, Commercial Banking and RAL/RT Programs segments account for the majority of the loan activity for the Bank. The Community Banking segment serves consumers and small businesses by offering lines of credit, equity lines and loans, automobile loans, residential mortgage loans and debit card processing. The Commercial Banking segment serves our business customers with traditional commercial lending products such as lines of credit, letters of credit, asset-based lending, foreign exchange services and treasury management. The RAL/RT Program segment offers RALs to consumers throughout the United States.

Related Parties

In the ordinary course of business, the Company has extended credit to directors and executive employees of the Company. These related party loans totaled $37.5 million and $7.8 million at December 31, 2007 and 2006, respectively. Such loans are subject to ratification by the Board of Directors, exclusive of the borrowing director. Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to non-related party borrowers of similar credit worthiness.

6.      LOAN SALES AND TRANSACTIONS

During 2007, the Company sold or converted RAL, Lease, Indirect Auto, Residential Real Estate and SBA loans. In 2006 and 2005, the Company sold RALs and selected SBA loans. The total gain on sale of loans for the years ended December 31, 2007, 2006 and 2005 was $67.8 million, $45.2 million and $28.7 million, respectively. A summary discussion of the loan sales are as follows:

RALs

The Company sold $1.69 billion, $1.56 billion and $1.50 billion of RALs into a securitization facility through SBB&T RAL Funding Corp during the first quarter of 2007, 2006 and 2005, respectively. The net gain on sale of RALs for the years ended December 31, 2007, 2006 and 2005 were $41.8 million, $43.2 million and $26.0 million, respectively. A detailed description of RALs sold through the securitization is discussed in Note 7, “Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs” of these Consolidated Financial Statements.

Leases

In the second quarter of 2007, the Bank sold its leasing loan portfolio. No servicing assets were retained by the Company in relation to the sale. This loan portfolio was reported in the Community Banking segment prior to sale. The sale closed on June 22, 2007 and a net gain of $24.3 million was recorded in non-interest income, as summarized below.

Below is a summary of the net gain on sale of the leasing portfolio:

Leasing Portfolio Sale

(in thousands)
Cash proceeds from loan portfolio sale:		$280,558
Net carrying value of leasing portfolio at June 18, 2007:	254,046
Liabilities assumed by purchaser:	(1,942)
Accrued interest and amortization of deferred income/ expense on performing leases:	1,494
Leases originated 6/19–6/22/07 and accrued interest:	1,126

Total carrying value:		254,724
Less: Direct expenses for sale of leasing portfolio		1,490

Net gain on sale of leasing portfolio		$24,344

Indirect Auto Loans

In March 2007, the Bank made the decision to cease the origination of indirect auto loans and to sell the existing loan portfolio. On May 8, 2007, the Bank sold $221.8 million of the indirect auto loan portfolio and realized a net loss on the loan portfolio sale of $850,000. The indirect auto portfolio was reported in the Community Banking segment.

The table below summarizes the net loss on the sale of the indirect auto loan portfolio:

Indirect Auto Loan Sale

(in thousands)
Cash proceeds from loan portfolio sale:	$221,475
Less: Net carrying value of portfolio	221,774
Less: Direct expenses for sale of loan portfolio	551

Loss on sale of indirect auto loan portfolio	$850

Residential Real Estate Loans

On December 28, 2007, the Company converted $285.1 million of fixed rate residential real estate loans from the Community Banking segment to MBS with the same par amount. The Company retained the servicing on the loans sold and recognized a servicing asset of $2.7 million. Any resulting gain or loss for this transaction will be realized by the Company when the securities received in the conversion are sold.

SBA Loans

The SBA lending activities are included in the Commercial Banking segment. The Company occasionally sells the guaranteed portion of selected SBA 7(a) loans into the secondary market, on a servicing retained basis. In prior years, the Company retained the unguaranteed portion of these loans and serviced the loans as required under the SBA programs to specified yield amounts. The SBA program stipulates that the Company retain a minimum of 5% of the unguaranteed loan balance. The percentage of each unguaranteed loan in excess of 5% may be periodically sold into the secondary market, typically for a cash premium. During the third quarter of 2007, the Company sold $4.6 million of the unguaranteed portion of selected SBA 7 (a) loans. The Company recorded a servicing liability for the unguaranteed loans sold calculated based on the present value of the estimated future servicing costs associated with each loan. The balance of all servicing obligations is subsequently amortized over the estimated life of the loans.

The Company also periodically sells certain SBA loans into the secondary market, on a servicing released basis, typically for a cash premium.

For the year ended December 31, 2007, 2006 and 2005, the Company recognized a gain on sale of SBA loans of $2.4 million, $2.0 million and $2.7 million, respectively. The Company has retained servicing rights on SBA 7(a) loans sold and, the information associated with the servicing rights is disclosed in Note 11, “Loan Servicing Rights” of these Consolidated Financial Statements.

7.      REFUND ANTICIPATION LOAN (“RAL”) AND REFUND TRANSFER (“RT”) PROGRAMS

RAL/RT Programs

The Company sells two products related to the electronic filing of tax returns. The products are designed to provide taxpayers with safer and faster access to their tax refund. These products may be in the form of a loan—a RAL—from the Company secured by the refund claim or in the form of a facilitated electronic transfer or check prepared by their tax preparer—an RT.

The RAL/RT Programs are highly seasonal. Approximately 90% of the activity occurs in the first quarter of each year.

Fees Earned on RALs and RTs

The main source of income from the RAL/RT Programs is the fees earned on these products. The fees earned on RALs are reported in interest income while fees earned on RTs are reported in non-interest income. The Company sells these products through three channels or sources: Jackson Hewitt, Other Professional Tax Preparers and Self Filers. Regardless of the program or period, a basic fee per product is charged. The fees charged for the products differ by source due to varying contractual terms. A description of the different fee structures is provided as follows:

Jackson Hewitt (“JH”): Fees charged on RALs offered through JH include an account handling fee and a finance charge equaling a percentage of the loan amount subject to a maximum and minimum. The RT fee is a fixed amount.

Other Professional Tax Preparers (“PRO”): Fees charged on RALs offered through other professional tax preparers include an account handling fee and a flat fee based on certain tiered loan amounts. The RT fee is a fixed amount.

Self Filers (“PER”): Fees charged on RALs offered through websites used by self filers include a flat fee for certain tiered loan amounts. The RT fee is a fixed amount. The fees charged for RALs varied as each website used by self filers had a different fee structure.

The following table summaries RAL and RT fees for the years indicated:

	Year Ended December 31,
	2007	2006	2005

	(dollars in thousands)

RAL:
Total RAL Fees	$117,835	$117,518	$64,402
% of Total Fees	72%	72%	72%

RT:
Total RT Fees	$45,898	$44,939	$24,982
% of Total Fees	28%	28%	28%

Total Fees	$163,733	$162,457	$89,384

The increase in the volume of RALs accounts for 30% of the increase in RAL interest income from 2005 to 2007. There has been relatively little change in the amounts charged to the customer for RALs. The contract changes with JH account for almost all of the remaining increase in RAL interest income from 2005 to 2006.

The following table represents changes in program fee income for the three years presented:

	Year Ended December 31,
	2007	2006	2005

	(dollars in thousands)

Total RAL fees	$117,835	$117,518	$64,402
Net increase from prior year	0.27%	82.48%	77.02%

Refund Anticipation Loans

RALs are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund and subject to an underwriting process prior to approval. At the request of the taxpayer, the refund claim is paid by the IRS to the Company once the tax return has been processed. This constitutes the source of repayment of the RAL. Funds received from the IRS above the sum of the RAL less associated fees are remitted to the taxpayer by the Company.

The funds advanced by the Company are generally repaid by the IRS within several weeks. Therefore, the processing costs and provision for loan loss represent the major costs of the loans. This cost structure is different than for other loans since usually the cost of funds is the major cost for the Company in making a loan. Because of their short duration, the Company cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Company has structured the fees to have a fixed component to cover processing costs and a variable component to cover loan losses and the cost of funds. The customer signs a promissory note which requires the Company to report fees received for RALs as interest income. Net interest income for RALs was $105.5 million, $109.8 million and $61.7 million, respectively for the years ended December 31, 2007, 2006 and 2005.

The following table represents RAL originations and net charge-offs for the years indicated:

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Originations:
RAL loans retained	$4,150,305	$4,545,066	$3,324,343
RAL loans securitized	1,694,489	1,557,506	1,501,004

Total	$5,844,794	$6,102,572	$4,825,347

Loan losses:
Charge-offs of retained RALs, net	$(91,960)	$(36,660)	(38,210)
Charge-offs of securitized RALs, net	(14,189)	(14,753)	(10,955)

Total RAL losses, net	$(106,149)	$(51,413)	$(49,165)

Any RAL balance for which repayment has not been received by the end of the year was charged off. Therefore, no RALs are reported as of December 31 of each year. As shown in the tables in Notes 5, “Loans” and Note 8, “Allowance for Loan Losses,” there are no RALs or allowance for RALs at December 31 of each year.

Refund Anticipation Loan Securitizations

Securitization Facility: One source of external funds the Company uses to extend RALs to customers is a securitization facility. If the securitization facility was not in place, during the peak period the amount of the RALs outstanding would result in unacceptable capital ratios for PCBNA. The securitization facility provides funds for lending and restores PCBNA’s capital to an acceptable level since the facility removes some of the RALs from the balance sheet. By the end of February, the balance of RALs is low enough so RAL sales, through the securitization are not necessary. Individual RALs are each of a relatively small amount (approximately $3,100 per RAL for the 2007 season), so a securitization is the most efficient method to accomplish the sale of RALs. The RAL securitization occurs during the first quarter of each year and does not remain at the end of any subsequent reporting period. The 2007, 2006 and 2005 securitization facility was terminated on February 23, February 24, and February 25, respectively.

The Company has used a securitization for the last six years, including 2007. The maximum amount of the securitization was set at $1.5 billion in 2007 compared to $1.1 billion in 2006, $1.0 billion in 2005 and $0.5 billion in 2004. The capacity has increased over the last few years to accommodate the increase in RAL balances each year.

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

The 2007 securitization facility was terminated on February 23, 2007 and a new securitization facility on substantially similar terms was entered into on December 19, 2007 for the 2008 RAL season. As of December 31, 2007, 2006 and 2005 there were no borrowings outstanding under either securitization facility. The 2007, 2006 and 2005 securitization facility was terminated on February 23, 2007, February 24, 2006 and February 25, 2005, respectively.

Fees paid associated with the securitization facility include an administrative agent fee payable to the lead bank, an upfront fee, a commitment fee and a usage fee applied against the average balance of advances. There are no retained interests or servicing assets at March 31 of any year, or during any subsequent reporting period.

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

A majority of the RALs repurchased are collected before the end of the first quarter. Such collections increase the gain on sale from the securitization. Repurchased RALs outstanding at the end of the first quarter are evaluated for collectibility and those deemed uncollectible are written off as a reduction of the gain on sale from the securitization. Repurchased RALs regarded as collectible are reported on the balance sheet as RALs. The Bank monitors recoveries in subsequent quarters on the repurchased RALs from the securitization and has determined these recoveries are immaterial to the financial statements at March 31 and for each subsequent reporting period. Recoveries on these RALs above the estimate at March 31 are accounted for through the allowance for loan losses. Charge-offs of these RALs over the amount estimated, taken in subsequent quarters are accounted for as losses taken against the allowance for loan losses.

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

(4)	Cash is paid to the investors to repurchase outstanding loans at the termination of the securitization as a “cleanup call;” and

(5)	Cash received from the IRS subsequent to the termination of the securitization representing collections on the repurchased loans

More cash is received from the IRS for (2) than is paid to the investors for (3) by the amount of the discount and it is equivalent to the finance charge or fee paid by the RAL customer for the loan. In the table below this excess is reported as RAL fees. Cash paid for (3) is reported as fees paid to the investor and commitment fees paid. Cash paid for (4) less the amount received from the IRS for (5) is reported as loan losses in the table below. The total for loan losses is also reduced by an estimate of the repurchased loans which are unpaid at any March 31, that are still expected to be paid during the remainder of the year.

The table below summarizes the gain on sale of RAL loans sold into the securitization.

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Securitized loan fees	$59,969	$60,867	$39,310
Investor securitization costs	(2,383)	(1,796)	(1,082)
Commitment fees	(1,575)	(1,155)	(1,250)
Loan losses, net	(14,189)	(14,753)	(10,955)

Net gain on sale	$41,822	$43,163	$26,023

RAL Allowance and Provision for Loan Losses

The Company follows the same policies for charging-off RALs regardless of whether the RAL had been securitized or not. Some of the repurchased and some of the non-securitized loans are charged-off at the end of each quarter, with all remaining outstanding RALs charged-off at December 31 of each year. Due to the high volume of RALs made each year, the determination of collectibility is statistically based on historical payment patterns adjusted for information received from the Internal Revenue Service (“IRS”) on current year payment processing.

RAL provision for loan losses was $92.0 million, $36.7 million and $38.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increased provision for loan losses on RALs at December 31, 2007 was due to high loss rates in the RAL pre-file product and increased incidences of tax preparer and customer fraud that affected the traditional RAL product. The RAL pre-file product is a RAL that was offered in advance of the taxpayer’s filing of their tax return, primarily in the month of January, for a portion of the anticipated refund amount. A RAL pre-file loan is repaid once a RAL or RT is funded by the IRS. Due to the high loss rates on the RAL pre-file product, the Company has decided to no longer offer this product.

Losses associated with RALs result from the IRS not remitting funds associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud.

Refund Transfer Fees

Fees earned on RTs are recognized in non-interest income as a separate line item, “Refund transfer fees”. RT fees earned for year ended December 31, 2007, 2006 and 2005 were $46.0 million, $44.9 million and $25.0 million, respectively.

8.      ALLOWANCE FOR LOAN LOSSES

The following table summarizes the allowance for loan losses:

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Balance, beginning of year	$64,671	$55,598	$53,977
Loans charged off:
RALs	(116,726)	(60,092)	(48,955)
Other loans	(27,690)	(26,850)	(22,436)

Total loans charged off	(144,416)	(86,942)	(71,391)

Recoveries on loans previously charged-off:
RALs	24,766	23,432	10,745
Other loans	7,173	7,890	6,711

Total recoveries on loans previously charged-off	31,939	31,322	17,456

Net charge-offs	(112,477)	(55,620)	(53,935)

Provision for loan losses:
Refund anticipation loans (RALs)	91,958	36,662	38,210
Other loans	21,314	28,031	15,663

Total provision for loan losses	113,272	64,693	53,873

Adjustments from loan sales and acquisitions	(20,623)	—	1,683

Balance, end of year	$44,843	$64,671	$55,598

The Company has exposure to credit losses from extending loan commitments and letters of credit. As funds have not been disbursed on these commitments they are not reported as loans outstanding. Credit losses related to these commitments are not included in the allowance for loan losses reported in the table above and are accounted for as a separate loss contingency. The loss contingency is recorded as a separate liability, as reflected in the table below.

The table below summarizes the loss contingency related to loan commitments.

	Year ended December 31,
	2007	2006	2005

	(in thousands)

Balance, beginning of year	$1,448	$1,685	$1,232
Additions (reductions), net	(341)	(237)	453

Balance, end of year	$1,107	$1,448	$1,685

9. PREMISES AND EQUIPMENT

	December 31,
	2007	2006

	(in thousands)

Land	$5,764	$5,764
Buildings and improvements	31,894	30,341
Leasehold improvements	45,014	41,664
Furniture, fixtures and equipment	122,531	117,386
Developed software	46,668	47,407

Total cost	251,871	242,562

Less: accumulated depreciation and amortization	(164,950)	(147,162)

Premises and equipment, net	$86,921	$95,400

Software purchased by the Company is included above in furniture and equipment. Developed software represents the accumulated balance of developed or modified software and primarily relates to the Company’s core accounting and retail delivery systems implemented in 2005. Included in the development costs is capitalized interest.

Lease Obligations

The following table shows the contractual lease obligations the Company is committed to make at December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total

	(in thousands)

Non-cancelable leases	$11,830	$8,368	$6,688	$5,904	$3,850	$11,972	$48,612
Capital leases	344	453	453	453	453	23,809	25,965

Total	$12,174	$8,821	$7,141	$6,357	$4,303	$35,781	$74,577

The Company leases most of its office locations and substantially all of these office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. As of December 31, 2007, the minimum rentals under non-cancelable leases for the next five years and thereafter are shown in the above table. The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants. Sub-tenants leasing space from the Company under these operating leases are contractually obligated to the Company for approximately $2.0 million. Approximately 65% of these payments are due to the Company over the next three years. Total rental expense, net of sublease income, for premises included in non-interest expenses are $10.8 million in 2007, $10.0 million in 2006, and $8.7 million in 2005.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is recorded on the balance sheets in connection with acquisitions. The Company recognized the excess of the purchase price over the estimated fair value of the assets received less the fair value of the liabilities assumed as goodwill. Goodwill was $145.7 million and $145.3 million at December 31, 2007 and 2006, respectively. Of the balance of goodwill at December 31, 2007, $4.7 million is related to the acquisition of MCM in 2006.

The table below summarizes the change in the intangible assets by acquisition.

	December 31,
	2007			2006

	(in thousands)

	San Juan Bautista	PCCI	FBSLO	California Bank & Trust	San Juan Bautista	PCCI	FBSLO
Core deposit intangibles:
Balance, beginning of year	$24	$507	$4,121	$692	$32	$1,398	$5,893
Amortization	7	236	887	692	8	891	1,772

Balance, end of year	$17	$271	$3,234	$—	$24	$507	$4,121

	December 31, 2005

	(in thousands)

	California Bank & Trust	San Juan Bautista	PCCI	FBSLO
Core deposit intangibles:
Balance, beginning of year	$1,534	$41	$2,067	$—
Additions	—	—	—	6,307
Amortization	842	9	669	414

Balance, end of year	$692	$32	$1,398	$5,893

The company records a separate asset for the core deposit intangibles obtained for each acquisition. The core deposit intangible is related to specific deposit relationships at the time of acquisition and they are amortized for subsequent deposit run-off.

A separate asset was recorded for the customer relationship intangible from the MCM acquisition. The table below summarizes the activity in the customer relationship intangible.

	December 31,
	2007	2006	2005

	(in thousands)

Customer relationship intangible:
Balance, beginning of year	$2,285	$—	$—
Additions	—	2,300	—
Amortization	64	15	—

Balance, end of year	$2,221	$2,285	$—

The MCM customer relationship intangible of $2.2 million is amortized based on estimated undiscounted cash flows over fifteen years.

Amortization expense for the core deposit and customer relationship intangibles was $1.2 million, $3.4 million and, $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The intangibles have an estimated weighted average life of 8.5 years.

Below is a summary of estimated amortization expense over the next five years and thereafter:

Year	(in thousands)

2008	$868
2009	727
2010	724
2011	727
2012	722
Thereafter	1,792

Intangible assets and goodwill are reviewed annually for impairment. An impairment occurs when current market values are less than the current book values.

11.      LOAN SERVICING RIGHTS

The table below summarizes the activity of the Company’s servicing rights.

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Balance, beginning of year	$1,861	$1,872	$1,789
Additions, through mortgage loan sales	2,657	—	22
Additions, through SBA loan sales	577	581	470
FBSLO servicing rights acquired	—	—	535
Mortgage servicing rights amortized	(90)	(330)	(502)
SBA servicing rights amortized	(633)	(262)	(442)
Valuation adjustment	(78)	—	—

Balance, end of year	$4,294	$1,861	$1,872

As explained in Note 1, “Summary of Significant Accounting Policies” within these Consolidated Financial Statements, the Company recognizes a loan servicing right as an asset when mortgage and SBA loans are sold and servicing of the loans is retained by the Company. Loan servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. In addition, Management periodically evaluates these servicing rights for impairment. Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost on a loan-by-loan basis. A valuation of the servicing assets is performed at each reporting period and reductions to the servicing assets’ carrying value are made when the carrying balance is higher than the market value of the servicing asset utilizing the lower of cost or market valuation methodology.

In December 2007, the Company sold $285.1 million of fixed rate residential real estate loans and retained all of the servicing rights. Upon the sale of these loans, servicing rights of $2.7 million was recognized. Additional information regarding the sale of these loans is described in Note 6, “Loan Sales” of these Consolidated Financial Statements.

Throughout 2007, 2006 and 2005 the Company sold SBA loans as described in Note 6, “Loan Sales” of these Consolidated Financial Statements and retained servicing rights. The servicing rights obtained through the sale of SBA loans were $577,000, $581,000 and $470,000 for the years ending December 31, 2007, 2006 and 2005, respectively.

During the third quarter of 2007, the Company sold $4.6 million of the unguaranteed portion of SBA 7(a) loans. The Company established a small servicing liability. The servicing liability will be amortized over the estimated life of the loans sold.

As of December 31, 2007, the Company serviced for others $325.2 million of mortgage loans and $93.9 million of SBA loans.

12.      DEPOSITS

The table below summarizes deposits by type.

	December 31,
	2007	2006

	(in thousands)

Non-interest-bearing deposits	$1,002,281	$1,079,152
Interest-bearing deposits:
NOW accounts	1,145,655	1,186,352
Money market deposit accounts	748,417	630,155
Other savings deposits	254,273	275,910
Time certificates of $100,000 or more	1,063,271	1,136,762
Other time deposits	749,915	738,070

Total deposits	$4,963,812	$5,046,401

Certificates of deposit are the only deposits, which have a specified maturity. The balances of other deposit accounts are primarily assigned to the less than one-year time range. Of the total deposits at December 31, 2007, $4.83 billion may be either immediately withdrawn or matures within 1 year; $109.7 million matures within 1 to 3 years, $28.6 million matures within 3 to 5 years, and $160,000 matures in more than 5 years.

As of December 31, 2007, the Company had $203.7 million of securities pledged as collateral for our Local Agency deposits.

13.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

Securities sold under agreements to repurchase (“repos”) are borrowings by the Company collateralized by pledged investment securities. The Company enters into repos for various terms: overnight, several weeks and multi-year periods. Federal funds purchased consist of unsecured overnight borrowings from other financial institutions.

Throughout the year, repos of several weeks to several months maturity are offered to customers that wish to place funds with the Company in excess of the $100,000 FDIC limit on deposit insurance.

The following table summarizes repurchase agreements and federal funds purchased.

	Repurchase Agreements Year Ended December 31,			Federal Funds Purchased Year Ended December 31,
	2007	2006	2005	2007	2006	2005

	(dollars in thousands)

Weighted average interest rate at year-end	4.48%	4.76%	3.71%	4.00%	5.21%	4.19%
Weighted average interest rate for the year	4.37%	4.32%	3.21%	6.27%	5.01%	2.97%
Average outstanding balance	$242,897	$224,843	$100,070	$117,725	$166,280	$86,637
Total balance at year-end	$265,873	$225,573	$219,642	$6,800	$130,779	$227,000
Maximum outstanding at any month-end	$265,873	$256,283	$228,824	$734,700	$375,200	$446,300

The increase in the average outstanding balance from December 31, 2005 to December 31, 2006 is mostly attributed to 10 year commitments totaling $125.0 million of repos entered into starting in the third quarter of 2005. These repos have variable interest rates for an initial period of two, three or four years and, then may either be called or will have the interest rate reset for the remainder of the term. In each case, the initial variable rate is 80 basis points less than the three-month LIBOR rate.

14.      LONG-TERM DEBT AND OTHER BORROWINGS

	December 31,
	2007	2006

	(in thousands)

Other short-term borrowings:
Federal Home Loan Bank advances	$—	$50,000
Treasury Tax & Loan amounts due to Federal Reserve Bank	106,247	104,737

Total short-term borrowings	106,247	154,737

Long-term debt:
Federal Home Loan Bank advances	1,099,126	1,037,958
Subordinated debt issued by the Bank	121,000	121,000
Subordinated debt issued by the Company	69,537	78,009

Total Long-term debt	1,289,663	1,236,967

Total long-term debt and other short-term borrowings	1,395,910	1,391,704

Obligation under capital lease	9,692	9,468

Total long-term debt, other short-term borrowings and obligations under capital lease	$1,405,602	$1,401,172

Other Short-Term Borrowings

Other short-term borrowings include treasury tax and loans (“TT&Ls”) with the FRB and short term advances with FHLB. TT&Ls are obtained through the Federal Reserve Bank’s Term Investment Option (“TIO”) program. The TIO is an investment opportunity offered to participants that have treasury tax and loans with the Federal Reserve Bank. Included within the Treasury tax and loan amounts are payroll deposits made by employers to PCBNA for eventual payment to the IRS. PCBNA may hold these deposits and pay interest on them until called by the Treasury Department. At December 31, 2007, the weighted average rate of other short-term borrowings was 4.00%. As of December 31, 2007 total interest expense on short-term borrowings was $8.6 million. Total interest expense on short-term borrowings for December 31, 2006 and 2005, is not readily available and is included in interest expense on long-term debt and other borrowings.

Federal Home Loan Bank Advances

As a member of FHLB the Company has established a credit line under which the borrowing capacity is determined subject to underlying collateral. As of December 31, 2007, total advances with the FHLB were $1.10 billion and $1.04 billion, at December 31, 2006. There were $252.0 million in advances with scheduled maturities of 1 year or less, $654.4 million maturing in 1 to 3 years, and $192.7 million maturing in more than 3 years with a total weighted average rate of 4.96% and maturity dates ranging from 2008 to 2031.

Subordinated Debt

Subordinated debt issued by the Bank qualifies as Tier 2 capital for PCBNA and the Company in the computation of capital ratios discussed in Note 20, “Regulatory Capital Requirements” of these Consolidated Financial Statements.

The table below summarizes the subordinated debt issued by the Bank.

Amount Owed (dollars in thousands)		Fixed Rate	Maturity	Par Call Date
$36,000		9.220%	2011	none
35,000	(1)	Variable	2013	2008
50,000		5.420%	2014	2009

$121,000

(1)	The $35.0 million of subordinated debt above has a variable rate which reprices every three months based on the 90-day LIBOR rate plus 2.60%.

The subordinated debt issued by the Company is summarized in the table below:

Owed to	Amount Owed (dollars in thousands)	Initial Fixed Rate	Maturity	Call Date	Spread over LIBOR if not called
PCC Trust I	$13,750	6.335%	2033	2008	3.25%
PCC Trust II	6,190	6.580%	2033	2008	3.15%
PCC Trust III	10,310	6.800%	2033	2008	3.10%
PCB Trust I	39,176	7.189%	2036	2011	1.70%
PCCI premium	111

	$69,537

In November 2007, the subordinated debt of $8.1 million issued through the FBSLO Trust was called.

Capital Lease

The obligation under capital lease of $9.7 million at December 31, 2007 was incurred at the beginning of 2004 when the Company assumed the master lease on a shopping center in which one of its branch offices is located. Based on the payments and term of the lease, the net present value of the portion of the payments related to the buildings is recorded as a capital lease. The lease calls for monthly payments through 2038. The implied interest rate is 5.89%. The amortization of these buildings is included with depreciation expense. The lease provides for specific increases during its term. The total lease payments for 2007 were $344,000. As of December 31, 2007, the total minimum sublease rent to be received under non-cancelable subleases is $2.5 million. The Company also leases the land under an operating lease.

The above debt instruments contain no significant restrictive covenants or triggering events as to the issuance of other debt or require payment in full prior to the scheduled maturity.

15.      POSTRETIREMENT BENEFITS

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

The following tables disclose the reconciliation of the beginning and ending balances of the APBO; the reconciliation of beginning and ending balances of the fair value of the plan assets; and the funding status of the Plan:

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Benefit obligation, beginning of year	$19,802	$19,532	$15,755
Service cost	1,385	1,706	1,732
Interest cost	1,119	1,065	910
Amendments	—	—	(5,107)
New participants	—	—	238
Medicare prescription subsidy	—	—	(1,983)
Actuarial (gains) losses	(1,516)	(1,965)	8,274
Benefits paid	(411)	(536)	(287)

Benefit obligation, end of year	20,379	19,802	19,532

Fair value of Plan assets, beginning of year	12,032	10,466	8,553
Actual return on Plan assets	2,206	229	617
Employer contribution	411	1,500	1,500
Benefits paid	(411)	(163)	(204)

Fair value of Plan assets, end of year	14,238	12,032	10,466

Funded status end of year	(6,141)	(7,770)	(9,066)
Noncurrent liability	6,141	3,325	3,169
SFAS158 benefit liability at time of adoption	—	4,500	—

Over/(under) recognized liability	$—	$55	$(5,897)

	December 31,
	2007	2006

	(in thousands)

Net (gain) or loss	$7,670	$10,902
Prior service cost	(5,801)	(6,445)
Transition (asset) or obligation	—	—

Accumulated Other Comprehensive Income	$1,869	$4,457

At December 31, 2007, the Company reduced the accrued post retirement benefits liability by $2.6 million. This reduction was due to higher than projected returns on the Voluntary Employees’ Beneficiary Association (“VEBA”) assets, a reduction of applicable participants and benefit costs increased at a lower rate than projected for 2007. The decrease of $2.6 million of the accrued post retirement liability had a corresponding entry to increase OCI by $1.5 million and decreased the deferred tax assets for post retirement benefits by $1.1 million. The underfunded balance of the VEBA plan at December 31, 2007 was $6.1 million as disclosed in the table above.

As of December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”). In accordance with SFAS 158, the Company increased the accrued post retirement benefits liability by $4.5 million to recognize the underfunded status to $7.8 million. Under the provisions of SFAS 158, at adoption an adjustment to the post retirement benefits liability is not recorded in the income statement but by a corresponding entry to accumulated OCI for $2.6 million and to the deferred tax asset of $1.9 million. Prior to the adoption of SFAS 158, The Company was required to disclose the amount by which a post-retirement plan was over or underfunded but, was not required to record the over or underfunding in the balance sheet.

The Plan provides for graduated levels of benefits based on length of service. During 2005, the Company amended the Plan to require employees retiring after 2010 to have additional years of service time to achieve a specified level of benefits. This had the effect of lowering the projected cost of the benefits as both fewer employees would become eligible and future retirees would be eligible to lower levels of benefits.

The Components of the Net Periodic Postretirement Benefit Cost

Each year the Company recognizes a portion of the change in the APBO as an expense. This portion is called the net periodic postretirement benefit cost (the “NPPBC”). The NPPBC, is made up of several components:

■ Service cost	Each year employees earn a portion of their eventual benefit. This component is the net present value of that portion.

■ Interest cost	Each year the benefit obligation for each employee is one year closer to being paid and therefore increases in amount closer to the eventual benefit payment amount. This component represents that increase resulting from the passage of another year.

■ Return on assets	Income is earned on any investments that have been set aside to fund the eventual benefit payments. This component is an offset to the first two components.

■ Amortization cost	Significant estimates and assumptions about interest rates, trends in health care costs, plan changes, employee turnover, and earnings on assets are used in measuring the APBO each year. Actual experience may differ from the estimates and assumptions may change. Differences will result in what are termed experience gains and losses. These may cause increases or decreases in the APBO or in the value of plan assets. This component recognizes a portion of the experience gains and losses.

■ Prior service cost	At the adoption of the Plan, the Company fully recognized the net present value of the benefits credited to employees for service provided prior to the adoption of the plan. Had the Company not recognized this amount, a portion of it would be included as a fifth component.

The following table shows the amounts for each of the components of the NPPBC. The total amount is included with the cost of other employee benefits in the Consolidated Statements of Income under Salaries and Benefits.

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Service cost	$1,385	$1,706	$1,732
Interest cost	1,119	1,065	910
Return on assets	(765)	(667)	(547)
Amortization, net	42	361	297

Net periodic postretirement benefit cost	$1,781	$2,465	$2,392

The net actuarial loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated OCI into NPPBC over the next fiscal year are $506,000 and $645,000, respectively.

The Use of Estimates and the Amortization of Experience Gains and Losses

The following table discloses the assumed rates that have been used for the factors impacting the APBO.

	Year Ended December 31,
	2007	2006	2005
Discount rate	6.00%	5.75%	5.53%
Expected return on plan assets	6.50%	6.50%	6.50%

The discount rate is used to compute the present value of the APBO. It is selected each year by reference to the current rates of investment grade corporate bonds. Higher discount rates result in a lower APBO at the end of the year and the NPPBC to be recognized for the following year, while lower rates raise both.

The Company used 6.50% as its estimate of the long-term rate of return on plan assets. The APBO is a long-term liability of 30 years or more. The 6.50% rate is the assumed average earning rate over an equally long investment horizon. If the rate of return in any year is greater than this estimate, the Company will have an experience gain and an experience loss if the rate of return is less. Earnings on the plan’s assets were 18.30%, 2.06% and 6.78% for the years ended December 31, 2007, 2006, and 2005, respectively.

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

For the health care inflation rate for current employees, the Company has used various rates year to year. For 2008, 2009, and thereafter, the Company has assumed 7.0%, 6.0% and 5.0% for future health care inflation rates, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point Increase effect	One Percentage- Point Decrease effect

	(in thousands)

Effect on total of service and interest cost components	$479	$(382)
Effect on postretirement benefit obligation	$3,015	$(2,470)

Rather than recognizing the whole amount of the experience gains or losses in the year after they arise, under GAAP they are recognized through amortization over the average remaining service lives of the employees. Amortization over time is used because many of these changes may be partially or fully reversed in subsequent years as further changes in experience and/or assumptions occur. The unamortized experience gains or losses make up a substantial portion of the unfunded liability recognized with the adoption of SFAS 158. The experience gains or losses are amortized into expense through the NPPBC, the amount recorded is an adjustment to OCI.

The table below summarizes the total recognized in NPPBC and OCI:

	December 31,
	2007	2006

	(in thousands)

Net (gain) or loss	$(3,232)	N/A
Amortization of prior service cost	645	N/A

Amortization of transition (asset) or obligation	(2,587)	4,457

Total recognized in NPPBC and OCI	$(807)	$6,922

Plan Assets

The Company established a VEBA to hold the assets that will be used to pay the benefits for participants of the plan other than key executive officers. As a separate benefit trust, the VEBA assets are not reported in the assets of the Company. The majority of the plan assets have been invested in insurance policies on the lives of current and former employees of the Company. In turn, the premiums paid on these policies in excess of the mortality costs of the insurance and the administrative costs are invested in mutual funds. This investment practice is followed in order to accumulate assets that earn a nontaxable return because the mutual funds are “wrapped” in the insurance policies.

The following table shows the weighted-average allocation of VEBA plan assets by asset category:

	December 31,
	2007	2006
Asset category:
Equity securities	98%	100%
Other	2%	0%

Total	100%	100%

Funded Status

If the assets of the VEBA are more than the APBO related to employees of the Company not defined as key employees, the VEBA is overfunded. If the assets of the VEBA are less than the APBO related to employees of the Company not defined as key employees, the VEBA is underfunded. The funded status of the plan is shown in the first table in this note as the amount by which the plan assets are more or less than the APBO. As of December 31, 2007 the total underfunded liability was $6.1 million.

Employers are allowed discretion as to whether and how they set aside funds to meet the funding obligation. GAAP requires assumed increases in the rate of future health care costs to be used in computing the amount of APBO and the funded status of such plans. Internal Revenue Code (“IRC”) however, does not permit the Company to deduct the portion of the NPPBC for non-key employees that relates to assumed increases in the rate of future health care costs. As long as future health care costs are projected to increase, the Company could not deduct a contribution of the whole amount necessary to fully fund the non-key employee obligation. In addition, the IRC prohibits funding of the obligation related to key employees.

Cash Flows

Contributions: The current funding policy of the Company with respect to the non-key employee plan is to contribute assets to the VEBA at least sufficient to pay the costs of current medical premiums of retirees. In some years the Company also contributes assets to pay the costs of the life insurance premiums and to provide additional earning assets for the VEBA to reduce any underfunded condition. Generally, these additional contributions will not exceed the amount that can be deducted in the Company’s current income tax return, but if they did, the tax effect of the amount in excess of deductible amount will be recognized as a deferred tax asset and is disclosed in Note 16, “Income Taxes” of these Consolidated Financial Statements. In those years that the Company does not contribute assets for the payment of the life insurance premiums, assets in the VEBA are used to pay the premiums. Proceeds from the life insurance policy payoffs will fund benefits and premiums in the future. Such proceeds are included in the assumed 6.50% rate of return on the assets of the plan. If the Company’s Employee Benefits Advisory Committee has made a formal decision on the contribution to be made for the year prior to year-end, the contribution will be recognized as a receivable in the plan assets of the VEBA. During 2007, a contribution of $411,000 was made. During 2006 and 2005 a contribution of $1.5 million was made in each year. Management estimates that it will make contributions in the range of $1.0 to $2.0 million in 2008.

The estimated future health benefits are as follows:

Health Benefits

(in thousands)

2008	$877
2009	966
2010	1,066
2011	1,108
2012	1,125
Years 2013-2017	6,875

16.      INCOME TAXES

The provisions (benefits) for income taxes related to operations, the tax benefit related to stock options that are credited directly to shareholders’ equity, and tax credits included in the provision are disclosed in the table below.

Current tax expense is the amount that is estimated to be due to taxing authorities for the current year. Some or all of this amount is paid during each year in the form of estimated payments. Deferred tax expense or benefit represents the tax effect of changes in the temporary differences due to an item of income or expense being recognized for financial statement purposes in a different period than it is recognized in the Company’s tax return.

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Federal:
Current	$33,472	$51,118	$42,524
Deferred	6,834	(13,390)	(112)

Total Federal	40,306	37,728	42,412

State:
Current	13,878	18,798	17,479
Deferred	2,001	(3,656)	(879)

Total State	15,879	15,142	16,600

Total tax provision	$56,185	$52,870	$59,012

Reduction in taxes payable associated with exercises of stock options	$(1,837)	$(772)	$(2,399)
Tax credits included in the computation of the tax provision	$(3,294)	$(2,687)	$(2,253)

Although not affecting the total provision, actual income tax payments may differ from the amounts shown as current provision as a result of the final determination made during the preparation of the Company’s tax returns as to the timing of certain deductions and credits.

The provision for income taxes differs from the applicable statutory rate as follows:

	Year Ended December 31,
	2007	2006	2005
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Tax-exempt income	(2.4)	(2.8)	(2.6)
State taxes, net	6.7	6.7	6.8
Tax credits	(2.1)	(1.8)	(1.4)
Other, net	(1.4)	(1.2)	(0.5)

Effective tax rate	35.8%	35.9%	37.3%

The following table shows the amount of deferred tax asset or liability related to the major temporary differences as of December 31, 2007 and 2006.

	December 31,
	2007	2006

	(in thousands)

Deferred tax assets:
Allowance for loan losses	$20,947	$30,873
State taxes	2,655	3,737
Restricted stock compensation	3,459	2,144
Accrued salary continuation	1,817	2,000
Deferred compensation	4,624	4,858
Premium on acquired liabilities	3,900	3,439
Securities	1,384	4,016
Other	4,497	3,582

Total deferred tax assets	43,283	54,649

Deferred tax liabilities:
Loan costs	2,001	3,053
Federal Home Loan Bank stock	4,997	3,484
Depreciation and amortization	4,979	8,550
Other	4,141	3,562

Total deferred tax liabilities	16,118	18,649

Net deferred taxes before unrealized gains on securities & postretirement obligation	27,165	36,000
Postretirement obligation	786	1,892
Unrealized gains on securities	(12,221)	(9,276)

Net deferred taxes	$15,730	$28,616

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

The adoption of FIN 48 did not have a material effect to our financial statements. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of FIN 48, that impacted the beginning retained earnings.

The Company files income tax returns in the U. S. federal jurisdiction and various state jurisdictions. Pursuant to the statute of limitations, the Company is open to audit by the Internal Revenue Service

(IRS) for 2004 – 2006 tax years and by various state taxing authorities for 2003 – 2006 tax years. However, we currently do not have any examinations in progress with the IRS or states that would cause us to record an additional tax liability. We also do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have an assessment from a taxing authority, it is our accounting policy to recognize any interest and penalties as a component of income tax expense.

The Company allocates tax expense between the parent company and its subsidiaries based on Federal banking law and regulation. The parent only income statement presented in Note 26, “Pacific Capital Bancorp (Parent Company Only Financials)” shows an income tax benefit despite pre-tax income because the undistributed and dividend income from subsidiaries is taxed at the subsidiary level.

17.      EMPLOYEE BENEFIT PLANS

The Company’s Employee Stock Ownership Plan (“ESOP”) was initiated in January 1985. The ESOP is a plan whereby the Company may make annual, discretionary contributions for the benefit of eligible employees. Substantially all of the contributions are invested in the Company’s common stock. Total contributions by the Company to the ESOP plan were $0, $0, and $601,000 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the ESOP held 1,450,000 shares.

The Company’s profit-sharing plan has two components. The Salary Savings Plan component is authorized under Section 401(k) of the Internal Revenue Code. An employee may defer up to 80% of pre-tax salary in the plan up to a maximum dollar amount set each year by the Internal Revenue Service. The Company matches 100% of the first 3% of the employee’s compensation that the employee elects to defer and 50% of the next 3%, but not more than 4.5% of the employee’s total compensation. In 2007, 2006, and 2005, the employer’s matching contributions were $2.5 million, $2.9 million and $2.8 million, respectively. The other component is the Incentive & Investment Plan (“I&I Plan”), which permits contributions by the Company to be invested in various mutual funds chosen by the employees. The Company made no contributions to this plan during 2007, 2006 and 2005.

Total contributions made by the Company to the Retiree Health Plan as discussed in Note 15, “Postretirement Benefits” of these Consolidated Financial Statements were $411,000, $1.5 million, and $1.5 million for 2007, 2006 and 2005, respectively.

The administrative expenses of these plans are paid by the Company.

18.      COMMITMENTS AND CONTINGENCIES

Contractual Lease Obligations

The contractual obligations for leases are disclosed in Note 9, “Premises and Equipment” of these Consolidated Financial Statements.

Contractual Commitments for Line and Letter of Credits

For a summary and more information of the contractual commitments for lines and letters of credit as of December 31, 2007 and 2006 refer to page 96 of Note 5, “Loans” of these financial statements.

Legal

The Company has been a defendant in a class action lawsuit brought on behalf of persons who entered into a refund anticipation loan application and agreement (the “RAL Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on March 18, 2003 in the Superior Court in San Francisco, California as Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A., and Jackson-Hewitt, Inc. The Company is a party to a separate cross-collection agreement with each of the other RAL lenders by which it agrees to collect sums due to those other lenders on delinquent RALs by deducting those sums from tax refunds due to its RAL customers and remitting those funds to the RAL lender to whom the debt is owed. This cross-collection procedure is disclosed in the RAL Agreement with the RAL customer and is specifically authorized and agreed to by the customer. The plaintiff does not contest the validity of the debt, but contends that the cross-collection is illegal and requests damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorneys’ fees. Venue for this suit was changed to Santa Barbara. The Company filed an answer to the complaint and a cross complaint for indemnification against the other RAL lenders. On May 4, 2005, a superior court judge in Santa Barbara granted a motion filed by the Company and the other RAL lenders, which resulted in the entry of a judgment in favor of the Company dismissing the suit. The plaintiffs filed an appeal. On September 29, the Court of Appeal, in a 2-1 decision, issued an opinion which held that the claims in the Complaint that the Company had violated certain California consumer protection laws were not preempted by Federal law and regulations. The Company and the Cross-Defendants filed a petition for writ of certiorari with the United States Supreme Court seeking to reverse the Court of Appeal’s opinion. The petition was denied. The plaintiff filed an amended complaint in the superior court. The Company filed a demurrer to the cause of action in the amended complaint based on the California Legal Remedies Act. The superior court granted the demurrer without leave to amend. The plaintiff’s petition for writ of mandate seeking to reverse the superior court’s decision was denied by the Court of Appeal. The plaintiff has filed an appeal to the California Supreme Court. The plaintiff’s other causes of action remain pending. The Company continues to believe that there is no merit to the claims made in this action and intends to vigorously defend itself.

The Company is a defendant in two class actions which were both filed on January 14, 2008. Big Sky Ventures I, LCC, et al v. Pacific Capital Bancorp, et al was filed in the United States District Court, Central District of California. Joseph D. Irlanda v. Pacific Capital Bancorp, et al was filed in the Superior Court of California, County of Los Angeles.

In Big Sky Ventures, the plaintiffs purport to represent a class consisting of all tax preparation franchisees of Jackson Hewitt, Inc located outside of California. In Irlanda, the plaintiff purports to represent a class consisting of all tax preparation franchisees of Jackson Hewitt, Inc located in California.

The plaintiffs in both actions entered into annual Bank Product Agreements (the “Agreement”) with the Company which gave them the right, but not the obligation, to provide to their customers certain Company financial products such as refund anticipation loans. The plaintiffs in both actions allege that prior to the Agreement with the Company applicable to the 2006 tax year, they could charge their customers fees in connection with the Company’s financial products which they provided. The plaintiffs allege that in the 2006 tax year Agreement, their fees were limited to $40 per product and that in the Agreements for the 2007 and 2008 tax years, they were prohibited from charging their customers any fee for providing them with such products. Further, they allege that in their franchise agreements with Jackson Hewitt, Inc, they are required to provide the Company’s financial products to their customers.

In each action, the plaintiffs make the following claims for relief:

1.

A judicial declaration that the agreements applicable to the 2007 and 2008 tax years are unconscionable, void and unenforceable for economic duress, lack of consent, undue influence, and lack of consideration.

2.	Injunctive relief prohibiting the Company from enforcing the terms of the 2008 Bank Product Agreement.

3.	For restitution from the Company for the uncompensated services provided by the plaintiffs during the 2006, 2007 and 2008 tax years.

4.	For rescission of the 2008 Bank Product Agreement.

5.	For damages from the Company pursuant to California’s Unfair Competition Law under Business and Professions Code Sections 172000, et seq.

The Company believes that there is no merit to the claims made in these actions and intends to vigorously defend itself.

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

19.      SHAREHOLDERS’ EQUITY

Stock Repurchases

In the third and fourth quarters of 2007, the Company commenced and completed the share repurchase program of $25 million authorized by the Company’s Board of Directors in the second quarter of 2007. There were 1,090,966 shares repurchased at an average share price of $22.86 per share. No shares were repurchased in 2006 or 2005.

The Company occasionally repurchases shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options and as part of its dividend reinvestment program. Share repurchases are generally conducted as open-market transactions.

Stock Issuance

In 2005, the Company established a Dividend Reinvestment and Direct Stock Purchase Plan. The dividend reinvestment provision allows shareholders to have the Company’s transfer agent purchase new shares of stock with their dividends from the open market. The direct stock purchase plan allows the Company to sell shares directly to shareholders and others, as it deems advisable. Dividend reinvestment was minimal in 2007, 2006 and 2005. There were no shares issued in 2007 or 2006 under the Direct Stock Purchase Plan. In 2005, approximately 580,000 shares were issued with proceeds of $29.2 million received by the Company, including $1.3 million of stock based compensation.

Non-Qualified Stock Option Plans

Certain employees of the Company have an opportunity to participate in the Company’s 2002 Stock Plan established in January 2002. The Company’s 2002 Stock Plan was authorized 2,666,667 shares (adjusted for 2002 and 2004 stock splits) for granting of non-qualified options and restricted stock. Effective October 22, 2007, non-qualified option grants vest and are exercisable in cumulative 20% installments on each annual anniversary date. Generally non-qualified stock option grants prior to October 22, 2007 vested in cumulative 20% installments with the first 20% vested six months after the grant date and then 20% on each anniversary thereafter. Non-qualified stock option grants expire ten years from the date of grant. Of the original authorized shares, 967,125 shares remain for future awards of non-qualified stock options and restricted stock.

In May 2005, our shareholders adopted the 2005 Directors Stock Plan, which authorized 150,000 shares to be issued for stock compensation. The 2005 Directors Stock Plan allows for awards of non-qualified stock options and restricted stock. To date, restricted stock has been granted to non-employee directors, which is 100% vested one year from date of grant. Of the original authorized shares, 122,033 shares remain for future awards of non-qualified stock options and restricted stock.

All options outstanding in these plans were granted with an option price set at 100% of the market value of the Company’s common stock on the date of the grant.

The table below summarizes the assumptions used in calculating the fair value of the non-qualified stock options granted over the last three years.

	Year Ended December 31,
	2007	2006	2005
Expected volatility	30%	32%	27%-32%
Weighted-average volatility	30%	32%	27%
Expected dividend yield	2.80%-3.30%	2.5%-2.7%	2.11%-2.92%
Expected term (in years)	5.7	6.5	5.0
Risk-free rate	3.68%-5.12%	4.26%-5.00%	3.74%-6.52%

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

A summary of non-qualified stock option activity for the year ended December 31, 2007 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term In Years	Aggregate Intrinsic Value

				(in thousands)

Outstanding options at January 1, 2007	1,465,872	$23.69
Granted	303,447	$27.83
Exercised	(386,883)	$14.86
Cancelled and expired	(131,526)	$28.96

Outstanding options at December 31, 2007	1,250,910	$26.87	5.41	$784

Vested or expected to vest at December 31, 2007	1,222,567	$26.84	5.37	$784

Exercisable at December 31, 2007	840,875	$26.25	4.57	$783

Non-qualified stock option compensation expense recognized in accordance with Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS 123R”) for the year ending December 31, 2007 and 2006 was $1.9 million and $1.7 million, respectively.

Prior to adopting SFAS 123R the Company disclosed the pro forma stock option compensation expense in the notes of the Consolidated Financial Statements. In accordance with SFAS 123R, the Company disclosed non-qualified stock compensation expense for the year ended December 31, 2005 as follows:

Year Ended December 31, 2005

(dollars in thousands, except per share amounts)

Income:
As reported	$99,285
Pro forma	98,060
Income per share - basic
As reported	2.16
Pro forma	2.13
Income per share - diluted
As reported	2.14
Pro forma	2.12

The weighted-average grant-date fair value of options granted during the years 2007, 2006 and 2005 was $7.48, $10.33 and $7.95, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $4.4 million, $4.5 million and $4.8 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2007, 2006 and 2005 was $3.7 million, $2.6 million and $5.0 million, respectively. The tax benefit realized from option exercises totaled $1.8 million, $1.1 million and $2.1 million, respectively, for the years ended December 31, 2007, 2006 and 2005, respectively.

Total tax benefit recognized from stock option expense was $789,000 and $728,000 for the years ending December 31, 2007 and 2006, respectively. At December 31, 2007, there was $2.4 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Awards

In April 2005, the Company began issuing restricted stock under the stock option plans noted above. For the period of April 2005 to October 21, 2007, restricted stock granted to employees generally vests in annual increments of 5%, 10%, 15%, 30% and 40%. Beginning October 22, 2007, restricted stock grants to employees vest in equal annual increments over three years. The restricted stock granted to directors vests at the end of one year. Compensation expense for restricted stock is measured based on the closing price of the stock on the day of the grant. The compensation expense is recognized over the vesting period. The weighted-average grant-date fair value of restricted stock granted during the years of 2007, 2006 and 2005 was $31.54, $31.40 and $33.49, respectively. The total value of shares vested during the year ended December 31, 2007 and 2006 was $1.7 million and $1.3 million, respectively. During 2005, none of the restricted stock granted vested.

A summary of the activity of restricted stock for the year ended December 31, 2007 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2007	399,605	$33.11
Granted	150,447	31.54
Vested	(50,905)	33.59
Forfeited	(69,899)	32.70

Nonvested shares at December 31, 2007	429,248	$32.57

The compensation expense recognized for restricted stock awards was $4.2 million, $3.7 million and $1.3 million for the years ending December 2007, 2006 and 2005, respectively. The total tax benefit recognized for restricted stock awards was $1.7 million, $1.6 million and $550,000 for the years ending December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, there was $7.1 million of unrecognized compensation expense for unvested restricted stock with an expected weighted-average period of 2.3 years to be recognized.

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

For the Company, Tier 1 capital generally consists of common stock, surplus, and retained earnings. Tier 2 capital includes a portion of the allowance for loan losses and the subordinated debt mentioned in Note 14, “Long-term Debt and Other Borrowings” of these Consolidated Financial Statements. The capital benefit of the subordinated debt is reduced 20% per year in the last five years of its term.

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

The minimum ratios that must be maintained under the regulatory requirements to meet the standard of “adequately capitalized” and the minimum ratios required to meet the regulatory standards of “well capitalized” are presented below.

The Company’s and PCBNA capital ratios as of December 31, 2007 and 2006 were as follows:

	Total Capital	Tier 1 Capital	Risk Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio

			(dollars in thousands)

As of December 31, 2007
PCB (consolidated)	$720,625	$568,075	$5,847,905	$7,126,286	12.3%	9.7%	8.0%
PCBNA	701,225	548,675	5,841,648	7,109,129	12.0%	9.4%	7.7%

As of December 31, 2006
PCB (consolidated)	$710,388	$530,469	$6,046,215	$7,124,254	11.7%	8.8%	7.4%
PCBNA	693,540	513,621	6,044,479	7,113,209	11.5%	8.5%	7.2%
Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

PCBNA must meet the same capital adequacy standards as the Company. As of December 31, 2007, both PCBNA and the Company met the requirements as well capitalized under the regulatory framework for prompt corrective action.

Pacific Capital Bancorp is the parent company and sole owner of PCBNA. However, there are legal limitations on the amount of dividends, which may be paid by PCBNA to Bancorp. The amounts, which may be paid as dividends by a bank are determined based on the bank’s capital accounts and earnings in prior years. As of December 31, 2007, PCBNA would have been permitted to pay up to $331.2 million to Pacific Capital Bancorp.

21.      NON-INTEREST EXPENSE

Other expense

The table below discloses the largest items included in other non-interest expense. Consultant expense includes the Company’s independent accountants, attorneys, and other management consultants used for special projects.

	Year Ended December 31,
	2007	2006	2005

Other Expense:	(in thousands)

Software:
Amortization	$8,591	$15,846	$4,500
Write-off of obsolete software	—	9,271	—
Maintenance	6,679	6,454	10,227

Total software expense	$15,270	$31,571	$14,727

Consulting:
Consultants	$11,171	$15,599	$13,685
Accounting and audit fees	3,137	4,552	2,402

Total consulting	$14,308	$20,151	$16,087

22.      DERIVATIVE INSTRUMENTS

The Company has entered into interest rate swaps with customers. A fee is charged to the customer in excess of the fee paid by the Company to the financial institution counterparty. To avoid increasing its own interest rate risk by entering into these swap agreements, the Company enters into offsetting swap agreements with financial institution counterparties. The effect of the offsetting swaps to the Company is to neutralize its interest rate risk position and these positions do not have an impact to the net income. As of December 31, 2007, there were swaps with a notional amount of $142.4 million. The fair market values of these swaps are recognized as an asset and offsetting liability in the balance sheet.

23.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has not adopted SFAS 157, “Fair Value Measurements”. The Company has fulfilled the disclosure requirements of SFAS 157, utilizing SFAS 107, “Disclosures about Fair Value of Financial Instruments” guidance in calculating the fair values.

There are several factors that users of these financial statements should consider regarding the fair values disclosed in this note. First, there are uncertainties inherent in the process of estimating the fair value of certain financial instruments. Second, while the Company recognizes an intangible asset relating to the value of customer relationships acquired in the purchase of another bank or company, the Company must exclude from its estimate of the fair value of deposit liabilities any consideration for on-going customer relationships originated internally, that provide stable sources of investable funds.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments determined practicable to estimate the fair value:

Cash and Due from Banks

The book values of cash, Federal funds sold, and securities purchased under agreements to resell are their fair value.

Securities

For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Because all securities are classified as trading or available-for-sale, they are all carried at fair value.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market and the estimated fair value.

Net Loans Held for Investment

The fair value of loans is estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These contractual cash flows are adjusted to reflect estimates of uncollectible amounts.

Servicing Rights

Servicing rights are carried at the lower of cost or market and the estimated fair value.

Deposits

The fair value of demand deposits, money market accounts, and savings accounts is the amount payable on demand as of December 31 of each year. The fair value of fixed-maturity certificates of deposit is estimated by discounting the interest and principal payments using the rates currently offered for deposits of similar remaining maturities.

Long-term Debt and Other Borrowings

For FHLB advances, the fair value is estimated using rates currently quoted by the FHLB for advances of similar remaining maturities. For subordinated debt issued, the fair value is estimated by discounting the interest and principal payments using approximately the same interest rate spread to treasury securities of comparable term as the notes had when issued. For treasury tax and loan obligations, the carrying amount is a reasonable estimate of fair value.

Repurchase Agreements and Federal Funds Purchased

For Federal funds purchased the carrying amount is a reasonable estimate of their fair value. The fair value of repurchase agreements is determined by reference to rates in the wholesale repurchase market. The rates paid to the Company’s customers are slightly lower than rates in the wholesale market and, consequently, the fair value will generally be less than the carrying amount. The fair value of the long-term repurchase agreements is determined in the same manner as for the subordinated debt described above.

The carrying amount and estimated fair values of the Company’s financial instruments as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(in thousands)

Assets:
Cash and due from banks	$141,086	$141,086	$154,182	$154,182
Securities - trading, at fair value	146,862	146,862	—	—
Securities - available-for-sale, at fair value	1,176,887	1,176,887	1,167,142	1,167,142
Loans held for sale	68,343	69,529	—	—
Net loans held for investment	5,314,313	5,289,006	5,654,162	5,523,753
Servicing rights	4,294	4,294	1,861	2,240

Total	6,851,785	6,827,664	6,977,347	6,847,317

Liabilities:
Deposits	4,963,812	4,972,471	5,046,401	5,037,103
Long-term debt and other borrowings	1,405,602	1,472,996	1,401,172	1,387,966
Repurchase agreements and federal funds purchased	272,673	255,727	356,352	354,457

Total	6,642,087	6,701,194	6,803,925	6,779,526

Net	$209,698	$126,470	$173,422	$67,791

24.      SEGMENTS

The Company has four operating lines of business for Management reporting purposes including Community Banking, Commercial Banking, RAL/RT Programs and Wealth Management. The reported financial results for each respective business are based on Management assumptions, which allocate balance sheet and income statement items to each segment based on the type of customer and the types of products and services offered. If the Management structure and or allocation process changes, allocations, transfers and assignments may change.

The following tables present information for each specific operating segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the Chief Executive Officer. Included in the table is the All Other information which includes the administrative support units and balancing of the funding uses and sources activity and is not allocated to the four operating segments.

	Year Ended December 31, 2007
	Operating Segments
	Community Banking	Commercial Banking	RAL/RT Programs	Wealth Management	All Other	Total

	(in thousands)

Interest income	$162,988	$238,658	$118,568	$11,722	$51,673	$583,609
Interest expense	63,417	2	13,042	40,938	105,012	222,411

Net interest income	99,571	238,656	105,526	(29,216)	(53,339)	361,198

Provision for loan losses	12,054	9,260	91,958	—	—	113,272
Non-interest income	48,366	6,695	94,607	29,544	5,377	184,589
Non-interest expense	45,381	14,706	70,025	23,005	122,325	275,442

Direct income before tax	90,502	221,385	38,150	(22,677)	(170,287)	157,073

Indirect allocations
Net credit (charge) for funds	28,134	(163,764)	(2,375)	75,470	62,535	—

Net income (loss) before tax	$118,636	$57,621	$35,775	$52,793	$(107,752)	$157,073

Total assets	$1,952,308	$3,381,950	$1,341	$156,444	$1,882,303	$7,374,346

	Year Ended December 31, 2006
	Operating Segments
	Community Banking	Commercial Banking	RAL/RT Programs	Wealth Management	All Other	Total

	(in thousands)

Interest income	$167,263	$211,534	$118,713	$11,102	$55,914	$564,526
Interest expense	56,273	11	8,917	37,178	88,388	190,767

Net interest income	110,990	211,523	109,796	(26,076)	(32,474)	373,759

Provision for loan losses	22,526	5,504	36,663	—	—	64,693
Non-interest income	26,912	5,884	98,056	25,385	(2,829)	153,408
Non-interest expense	51,897	15,172	79,883	19,832	148,280	315,064

Direct income before tax	63,479	196,731	91,306	(20,523)	(183,583)	147,410

Indirect allocations
Net credit (charge) for funds	28,778	(133,256)	2,083	73,623	28,772	—

Net income (loss) before tax	$92,257	$63,475	$93,389	$53,100	$(154,811)	$147,410

Total assets	$2,679,759	$2,961,100	$156	$178,560	$1,675,255	$7,494,830

	Year Ended December 31, 2005
	Operating Segments				All Other	Total
	Community Banking	Commercial Banking	RAL/RT Programs	Wealth Management

	(in thousands)

Interest income	$135,836	$157,183	$64,772	$7,746	$60,620	$426,157
Interest expense	33,669	15	3,107	22,670	52,044	111,505

Net interest income	102,167	157,168	61,665	(14,924)	8,576	314,652

Provision for loan losses	18,152	(2,490)	38,211	—	—	53,873
Non-interest income	24,358	5,426	57,156	22,931	2,052	111,923
Non-interest expense	45,826	14,035	18,347	16,203	119,994	214,405

Direct income before tax	62,547	151,049	62,263	(8,196)	(109,366)	158,297

Indirect allocations
Net credit (charge) for funds	27,383	(85,320)	2,139	57,838	(2,040)	—

Net income (loss) before tax	$89,930	$65,729	$64,402	$49,642	$(111,406)	$158,297

Total assets	$2,425,376	$2,428,126	$174	$132,198	$1,890,285	$6,876,159

Community Banking

This segment offers a complete line of banking and diversified financial products and services to consumers and small businesses. Loan products include lines of credit, equity lines and loans, automobile loans, residential mortgage origination, small business lending and debit card processing. In the second quarter of 2007, the Company sold the leasing loan portfolio and a majority of the indirect auto loans were sold as described in Note 5, “Loans” of these Consolidated Financial Statements. These portfolios were part of the Community Banking segment. Deposit products include checking, savings, market rate accounts, Individual Retirement Accounts (IRAs), time deposits and debit cards. Community Banking serves customers through traditional banking branches, ATMs and through the customer contact call center. Online banking is also available through a multifactor authentication site.

Commercial Banking

This segment offers a complete line of commercial, corporate and real estate banking products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, foreign exchange services and treasury management. Commercial Banking also serves the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit and financing arrangements for completed structures.

Wealth Management

This segment offers trust and investment advisory services and private banking lending, deposit services and securities brokerages services to high net worth individuals.

RAL/RT Programs

The products provided in this segment are described in Note 7, “Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs” of these Consolidated Financial Statements on page 99. Both of these businesses relate to the filing of income tax returns and consequently are highly seasonal. Approximately 90% of the activity occurs in the first quarter of each year.

All Other

This segment consists of administrative support areas of the Company and it is not considered an operating segment of the Company. The All Other segment is presented in the segment tables above to reflect unallocated operating segments to the consolidated totals of the Company’s Consolidated Financial Statements. The administrative support units include the Company’s executive administration, risk management, information technology operations, marketing, credit administration, human resources, corporate real estate, legal, treasury, finance and accounting areas of the Company. The income generated by the All Other segment is from PCBNA’s securities portfolio which is managed by the treasury department.

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

The charge and credit for funds is computed by reference to external market rates. The charge for funds used for a specific loan or security is calculated by reference to the rate the Company would be charged by the FHLB to borrow money for the same term as the loan or security. While loans may have specific maturities, a portion of them will be paid off prior to maturity. The Company includes estimates of prepayments in determining the average term of the hypothetical borrowing. The credit for funds is computed by reference to a risk free rate of return on an investment of similar maturity as the deposit. Because among deposit types, only Certificates of deposits (“CDs”) have a specific maturity, the Company includes an estimate of how long the deposit relationship is likely to last in determining the term of the hypothetical investment. The process of funds transfer pricing also involves the interpolation of rates when quoted prices are not available for the reference item for the term of the asset or liability being transfer priced.

Measure of Profit or Loss

In assessing the performance of each segment, the Chief Executive Officer reviews the segment’s contribution before tax and without the allocation of administrative overhead.

Other Segment Disclosure

Within the disclosure of total assets for each of the individual operating segments, premises and equipment used by operating segments are recorded as assets in the All Other segment. Depreciation expense for these assets is charged to the segment that uses them.

The Company has no operations in foreign countries to require disclosure by geographical area. The Company has no single customer generating 10% or more of total revenues.

Change to the Reportable Segments

On March 29, 2007, the Company announced the appointment of a new Chief Executive Officer (CEO). With the appointment of a new CEO, the segment reporting structure has changed. Reportable segments are defined as to how the chief operating decision maker views the operating results of a Company as per SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

The changes made to the reportable segments are as follows:

■	Eleven retail branches with a high concentration of high net worth customers were moved from the Community Banking segment to the Wealth Management segment.

■	The SBA lending, Income Property lending and Commercial lending from FBSLO was moved from the Community Banking segment to the Commercial Banking segment.

■	The Premier and Private Banking divisions were moved from the Community Banking segment to the Commercial Banking segment.

■	The Enterprise Sales division was moved from the All Other segment to the Community Banking segment.

The segment tables above are presented as if the changes listed above were in effect as of January 1, 2005 to present comparable information.

25.      FOURTH QUARTER SIGNIFICANT EVENTS AND ADJUSTMENTS

2007 FOURTH QUARTER SIGNIFICANT EVENTS

In the fourth quarter of 2007, the Company realized a financial statement impact from the following transaction.

Unrealized Loss on Securities

In December 2007, the Company made the decision to no longer hold its existing AFS MBS securities until recovery or maturity. The book value of the AFS MBS portfolio at December 31, 2007 was $250.4 million. This decision resulted in the recognition of a $3.0 million loss through the income statement for the accumulated unrealized loss at December 31, 2007 that had previously been accounted for through OCI. Future impairment on AFS MBS will be recognized as impairment losses in the income statement while gains will be recognized in other comprehensive income until the time the securities are sold and the gains recorded through income.

2006 FOURTH QUARTER SIGNIFICANT EVENTS

In the fourth quarter of 2006, the Company realized a financial statement impacts from the following transactions.

Unrealized Loss on Securities

In December 2006, the Company made the decision to sell the 2003 and 2004 leveraging strategy portfolios with a book value of $326.5 million. This decision resulted in the recognition of an $8.8 million loss through the income statement. The Company sold these securities during the first quarter of 2007.

Write-Down of Obsolete Software

During 2006, the Company engaged an independent assessment of our IT infrastructure. This assessment concluded in December of 2006 with the identification of obsolete software no longer in production. The net book value of this software totaled $9.3 million and was recognized in December of 2006.

Gain on Sale of the San Diego Branch

In October of 2006, the Bank sold $25.2 million of deposits in conjunction with the sale of our San Diego branch that was part of the PCCI acquisition. Management determined the branch no longer fit in with the Bank’s strategic footprint. A gain on sale of $1.8 million net of CDI and operating expenses was recognized.

26.      PACIFIC CAPITAL BANCORP (PARENT COMPANY ONLY FINANCIALS)

The condensed financial statements of the Bancorp are presented on the following three pages.

PACIFIC CAPITAL BANCORP

Balance Sheets

	December 31,
	2007	2006

	(in thousands)

Assets:
Cash	$1,822	$5,845
Investment in subsidiaries	708,259	673,562
Premises and equipment, net	877	998
Other assets	46,700	38,573

Total assets	$757,658	$718,978

Liabilities and Shareholders’ equity:
Subordinated debentures	$69,537	$78,009
Other liabilities	19,765	23,593

Total liabilities	89,302	101,602

Common stock	11,537	11,725
Surplus	103,953	117,631
Accumulated other comprehensive income	15,801	10,178
Retained earnings	537,065	477,842

Total shareholders’ equity	668,356	617,376

Total liabilities and shareholders’ equity	$757,658	$718,978

PACIFIC CAPITAL BANCORP

Income Statements

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Equity in earnings of subsidiaries:
Undistributed	$30,600	$66,200	$75,429
Dividends	79,800	38,400	27,240
Interest expense	(5,181)	(5,331)	(4,766)
Other income	161	156	67
Other non-interest expense	(9,789)	(8,327)	(2,249)

Income before income tax provision	95,591	91,098	95,721
Income tax (benefit)	(5,297)	(3,442)	(3,564)

Net income	$100,888	$94,540	$99,285

PACIFIC CAPITAL BANCORP

Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005

	(in thousands)

Cash flows from operating activities:
Net income	$100,888	$94,540	$99,285
Adjustments to reconcile net income to cash used in operating activities:
Equity in undistributed income from subsidiaries	(110,400)	(104,600)	(102,669)
Additional investment in subsidiary	—	(20,340)	—
Depreciation	12	19	33
Stock-based compensation	6,034	5,479	1,308
Net change in other assets	(9,233)	(2,444)	(5,320)
Net change in other liabilities	(1,196)	5,990	1,887

Net cash used in operating activities	(13,895)	(21,356)	(5,476)

Cash flows from investing activities:
Capital dispositions (expenditures)	109	53	(356)
Net dividends from subsidiaries	79,800	38,400	27,240
Net cash provided by investing activities	79,909	38,453	26,884

Cash flows from financing activities:
Net (repayment) proceeds from other borrowings	(8,472)	1,927	7,991
Proceeds from issuance of common stock	5,044	4,386	27,846
Payments to retire common stock	(24,944)	—	—
Cash dividends paid to shareholders	(41,665)	(41,476)	(35,883)

Net cash used in financing activities	(70,037)	(35,163)	(46)

Net (decrease) increase in cash	(4,023)	(18,066)	21,362
Cash, at beginning of period	5,845	23,911	2,549

Cash, at end of period	$1,822	$5,845	$23,911

27. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2007
	Q4	Q3	Q2	Q1 (Restated)	Total

	(dollars in thousands except per share amounts)

Interest income	$111,833	$114,659	$120,406	$236,711	$583,609
Interest expense	52,847	54,691	53,557	61,316	222,411

Net interest income	58,986	59,968	66,849	175,395	361,198
Provision for loan losses	4,778	24,401	5,115	78,978	113,272

Net interest income after provision for loan losses	54,208	35,567	61,734	96,417	247,926

Securities gains (losses)	(3,050)	5	(2)	1,941	(1,106)
Non-interest income *	17,270	17,265	48,847	102,313	185,695
Non-interest expense	51,314	52,175	57,059	114,894	275,442

Income before income taxes	17,114	662	53,520	85,777	157,073
Provision benefit for income taxes	4,883	(3,191)	20,354	34,139	56,185

Net Income	$12,231	$3,853	$33,166	$51,638	$100,888

Earnings per share:**
Basic	$0.26	$0.08	$0.71	$1.10	$2.15
Diluted	0.26	0.08	0.70	1.09	2.13
Cash dividends declared	$0.22	$0.22	$0.22	$0.22	$0.88
Weighted average shares:
Basic	46,357	46,945	47,016	46,953	46,816
Diluted	46,624	47,179	47,286	47,345	47,082

	Year Ended December 31, 2006
	Q4	Q3	Q2	Q1	Total

	(dollars in thousands except per share amounts)

Interest income	$120,751	$113,479	$113,205	$217,091	$564,526
Interest expense	54,179	50,856	43,779	41,953	190,767

Net interest income	66,572	62,623	69,426	175,138	373,759
Provision for loan losses	13,310	(2,719)	5,956	48,146	64,693

Net interest income after provision for loan losses	53,262	65,342	63,470	126,992	309,066

Securities gains (losses)	(8,761)	4	—	147	(8,610)
Non-interest income *	18,645	17,333	22,296	103,744	162,018
Non-interest expense	66,538	57,089	68,423	123,014	315,064

Income before income taxes	(3,392)	25,590	17,343	107,869	147,410
Provision (benefit) for income taxes	(2,254)	8,799	5,824	40,501	52,870

Net Income	$(1,138)	$16,791	$11,519	$67,368	$94,540

Earnings per share:**
Basic	$(0.02)	$0.36	$0.25	$1.44	$2.02
Diluted	(0.02)	0.36	0.24	1.43	2.01
Cash dividends declared	$0.22	$0.22	$0.22	$0.22	$0.88
Weighted average shares:
Basic	46,857	46,818	46,734	46,668	46,770
Diluted	47,223	47,120	47,091	47,096	47,099

*	Non-interest income is net of securities gains (losses).
**	Earnings per share summation difference is due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Interim Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of the company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures are being made only in accordance with authorizations of Management and the directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, Management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this evaluation, Management concluded that as of December 31, 2007, the Company’s internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During each quarter of 2007, Management conducted a similar evaluation of internal controls over financial reporting and had concluded that there was a material weakness in those internal controls as of March 31, 2007. Steps were taken in the remainder of the year to remediate that weakness. These remediation steps included the following:

■	The Company restricted the ability to post journal entries to the general ledger to those with the appropriate authorization and expertise.

■	The Company implemented a review structure requiring either Controller or Chief Financial Officer review of significant entries entered into the general ledger.

■	The Company implemented additional procedures to standardize the supporting documentation of journal entries.

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

ARB: Accounting Research Bulletin

ATM: Automated Teller Machine

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

BHCA: Bank Holding Company Act of 1965

BOLI: Bank Owned Life Insurance

CAD: Credit Administration Department

Collateral Code (Call Code): Regulatory code assigned to each individual loan account in order to classify on appropriate FDIC Call Report line item.

CD: Certificate of Deposit

Core Deposit Intangibles (CDI): Premium paid on deposits during the time of acquisition.

CEO: Chief Executive Officer

Check Clearing for the 21st Century Act (Check 21): facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check,” which is the legal equivalent of an original check.

CMO: Collateralized Mortgage Obligations

Coupon rate: The stated rate of the loan or security.

COSO: Committee of Sponsoring Organizations

CRA: Community Reinvestment Act

CRE: Commercial Real Estate

Credit risk: Credit risk relates to the possibility that a debtor will not repay according to the terms of the debt contract.

CSV: Cash Surrender Value

DIF: Deposit Insurance Fund

ECOA: Equal Credit Opportunity Act

Effective tax rate: The effective tax rate is the amount of the combined current and deferred tax expense divided by the Company’s income before taxes as reported in the Consolidated Statements of Income.

ESOP: Employee Stock Ownership Plan

Economic Value of Equity (EVE): A cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows.

FACT: Fair and Accurate Credit Transactions Act

FASB: Financial Accounting Standards Board

FBSLO: First Bank of San Luis Obispo

FDI Act: Federal Deposit Insurance Act

FDIC: Federal Deposit Insurance Corporation

FDICIA: Federal Deposit Insurance Corporation Improvement Act

FDIRA: Federal Deposit Insurance Reform Act of 2006

FH Act: Fair Housing Act

FHLB: Federal Home Loan Bank

FHLMC: Federal Home Loan Mortgage Corporation

Financing Corporation (FICO): A federal Corporation chartered under the authority of the Federal Housing Finance Board.

FIN 48: FASB Interpretation No. 48

FNB: First National Bank of Central California

FNMA: Federal National Mortgage Association

FOMC: Federal Open Market Committee

FRB: Federal Reserve System, and Federal Reserve Bank of San Francisco.

FTE: Fully Taxable Equivalent

Fully tax equivalent yield (FTE): A basis of presentation of net interest income and net interest margin adjusted to consistently reflect income from taxable and tax-exempt loans and securities based on the California franchise tax rate of 10.84% and a Federal tax rate of 35%. While the income from these securities and loans is taxable for California, the Company does receive a Federal income tax benefit of 35% of the California tax paid. Since, state taxes are deductible for Federal taxes, and to the extent that the Company pays California franchise tax on this income from these loans and securities, the deduction for state taxes on the Company’s Federal return is larger. The tax equivalent yield is also impacted by the disallowance of a portion of the underlying cost of funds used to support tax-exempt securities and loans. To compute the tax equivalent yield for these securities one must first add to the actual interest earned an amount such that if the resulting total were fully taxed, and if there were no disallowance of interest expense, the after-tax income would be equivalent to the actual tax-exempt income. This tax equivalent income is then divided by the average balance to obtain the tax equivalent yield.

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

GLBA: Gramm-Leach-Bliley Act

HMDA: Home Mortgage Disclosure Act

HOEPA: Home Ownership and Equal Protection Act of 1994

Holiday Loans: Holiday loans are products offered by professional tax preparers to their clients.

I&I Plan: Incentive and Investment Plan, which permits contributions by the Company to be invested in various mutual funds chosen by the Employees.

Interest rate risk: Interest rate risk relates to the adverse impacts of changes in interest rates on financial instruments. The types of interest rate risk will be explained in the next two sections.

IRA: Individual Retirement Accounts

IRC: Internal Revenue Code

IRS: Internal Revenue Service

IT: Information Technology

JH: Refers to both Jackson Hewitt, Inc. and Jackson Hewitt Technology Service. The Company has a contract with each company. Throughout this document a combination of these contracts is referred to as “JH”.

JHI: Jackson Hewitt, Inc. The Company has an agreement with JHI for the program agreement. This agreement outlines the payments as it relates to the marketing fees.

JHT: Jackson Hewitt Tax Service

JHTS: Jackson Hewitt Technology Service. The Company has an agreement with JHTS for the technology services. This agreement outlines the payments due for the technology services.

LIBOR: London Inter-Bank Offered Rate

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

MCM: Morton Capital Management

MD&A: Management Discussion and Analysis

MBS: Mortgage Backed Securities

MSR: Mortgage Servicing Rights

NASDAQ: National Association of Securities Dealers Automated Quotations

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

NFIA: National Flood Insurance Act

Net Periodic Postretirement Benefit Cost (NPPBC): The portion of the change in APBO that the Company recognizes as an expense.

NOW: Negotiable Order of Withdrawal

OCC: Office of the Comptroller of the Currency

OCI: Other Comprehensive Income

Operating Efficiency Ratio: The operating efficiency ratio is computed by dividing non-interest expense by the sum of tax-equivalent net interest income plus non-interest incomes exclusive of gains or losses on securities transactions.

OREO: Other Real Estate Owned

PATRIOT Act: Under the PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs.

PCB: Pacific Capital Bancorp

PCBNA: Pacific Capital Bank, National Association

PCCI: Pacific Crest Capital Inc.

PER: Self Filers

PRO: Other professional tax preparers

RAL: Refund anticipation loan

RAL/RT Programs: There are two products related to income tax returns filed electronically, RAL and RT. The Company provides these products to taxpayers who file their returns electronically nationwide.

Repos: Federal funds purchased and securities sold under agreement to repurchase.

RESPA: Real Estate Settlement Procedures Act

REWA: R.E. Wacker Associates

RT: Refund transfer

Sarbanes-Oxley Act: In 2002, the Sarbanes-Oxley Act (“SOX”) was enacted as Federal legislation. This legislation imposes a number of new requirements on financial reporting and corporate governance on all corporations.

SBA: Small Business Administration

SBB: San Benito Bank

SBB&T: Santa Barbara Bank & Trust

SBNB: Santa Barbara National Bank

SEC: Securities and Exchange Commission

SFAS: Statement of Financial Accounting Standards issued by the FASB.

SOP: Statement of Position

SOX: See Sarbanes-Oxley Act

SVNB: South Valley National Bank

The Company: The Company is Pacific Capital Bancorp, which is a bank holding company.

TILA: Truth in Lending Act

TIO: Term investment option

TT&L: Treasury tax and loan

VEBA: Voluntary Employees’ Beneficiary Association

Weighted average rate: The weighted average rate is calculated by dividing the total interest by the computed average balance.

Wholesale funding: Wholesale funding is comprised of borrowings from other financial institutions and deposits received from sources other than through customer relationships.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on April 29, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on April 29, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on April 29, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on April 29, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on April 29, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	FINANCIAL STATEMENTS

The listing of financial statements required by this item is set forth in the index for Item 8 of this report.

(a)2.	FINANCIAL STATEMENT SCHEDULES

The listing of supplementary financial statement schedules required by this item is set forth in the index for Item 8 of this report.

(a)3.	EXHIBITS

The listing of exhibits required by this item is set forth in the Exhibit Index beginning on page 144 of this report. Each Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10.1 “Compensation Plans and Agreements,” in the Exhibit Index.

(b)	Reports on Form 8-K

The following current reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 2007:

Item No.	Subject	Filing Date
2.02	Results of Operations and Financial Condition	November 1, 2007
Press release announcing earnings for the third quarter of 2007

(c)	EXHIBITS

See exhibits listed in “Exhibit Index” on page 144 of this report.

(d)	FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Pacific Capital Bancorp

By /s/ George S. Leis February 29, 2008 George S. Leis Date President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Edward E. Birch Edward E. Birch Chairman of the Board	February 29, 2008 Date	/s/ George S. Leis George S. Leis President Chief Executive Officer (Principal Executive Officer)	February 29, 2008 Date

/s/ Bradley S. Cowie Bradley S. Cowie Senior Vice President Chief Risk Officer and Interim Chief Financial Officer	February 29, 2008 Date	/s/ Richard S. Hambleton, Jr Richard S. Hambleton, Jr. Director	February 29, 2008 Date

/s/ D. Vernon Horton D. Vernon Horton Vice Chairman	February 29, 2008 Date	/s/ Roger C. Knopf Roger C. Knopf Director	February 29, 2008 Date

/s/ Robert W. Kummer, Jr. Robert W. Kummer, Jr. Director	February 29, 2008 Date	/s/ Clayton C. Larson Clayton C. Larson Vice Chairman	February 29, 2008 Date

/s/ John Mackall John Mackall Director	February 29, 2008 Date	/s/ Gerald T. McCullough Gerald T. McCullough Director	February 29, 2008 Date

/s/ Lee Mikles Lee Mikles Director	February 29, 2008 Date	/s/ Richard A. Nightingale Richard A. Nightingale Director	February 29, 2008 Date

/s/ Kathy J. Odell Kathy J. Odell Director	February 29, 2008 Date

EXHIBIT INDEX TO PACIFIC CAPITAL BANCORP FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Exhibit Number	Description*

3.1	Certificate of Restatement of Articles of Incorporation of Pacific Capital Bancorp dated June 10, 2005. (1)

3.2	Certificate of Amendment of Articles of Incorporation dated August 8, 2005. (2)

3.3	Amended and Restated Bylaws of Pacific Capital Bancorp effective February 17, 2006. (3)

4.1	Amended and Restated Stockholders Rights Agreements, dated as of April 22, 2003, between Pacific Capital Bancorp and Mellon Investor Services LLC, as Rights Agent. (4)

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

10.3.1 First Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan. (5)

10.3.2 Second Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan. (5)

10.3.3 Third Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan. (5)

10.3.4 Addendum Incorporating EGTRRA Compliance Amendment to Pacific Capital Bancorp Incentive and Investment and Salary Savings Plan. (5)

10.4	Pacific Capital Bancorp Employee Stock Ownership Plan and Trust, as amended and restated effective January 1, 2001. (5)

10.4.1 First Amendment to Pacific Capital Bancorp Amended and Restated Employee Stock Ownership Plan and Trust. (5)

10.4.2 Addendum Incorporating EGTRRA Compliance Amendment to Pacific Capital Bancorp Employee Stock Ownership Plan and Trust. (5)

10.5	Pacific Capital Bancorp Amended and Restated Key Employee Retiree Health Plan dated December 30,1998. (5)

10.6	Pacific Capital Bancorp Amended and Restated Retiree Health Plan (Non-Key Employees) dated December 30, 1998. (5)

10.6.1 First Amendment to Pacific Capital Bancorp Amended and Restated Retiree Health Plan (Non-Key Employees) dated March 15, 2006. (15)

10.7	Trust Agreement of Santa Barbara Bank & Trust Voluntary Beneficiary Association. (7)

	10.7.1	First Amendment to Trust Agreement of Santa Barbara Bank & Trust VoluntaryBeneficiary Association. (8)

10.8	Pacific Capital Bancorp, Amended and Restated, 1996 Directors Stock Plan, as datedFebruary 22, 2000 as amended July 21, 2004. (5)

	10.8.1	Pacific Capital Bancorp 1996 Directors Stock Option Agreement. (5)

	10.8.2	Pacific Capital Bancorp 1996 Directors Stock Option Agreement (Reload Option). (5)

10.9	Amended and Restated Pacific Capital Bancorp Management Retention Plan. (10)

10.10	Pacific Capital Bancorp First Amended and Restated Deferred Compensation Plan datedOctober 1, 2000. (5)

	10.10.1	First Amended and Restated Trust Agreement under Pacific Capital BancorpDeferred Compensation Plan dated October 1, 2000. (5)

10.11	Pacific Capital Bancorp Non-Employee Director Compensation Plan, effective January 1,2006. (12)

	10.11.1	Pacific Capital Bancorp Non-Employee Director Compensation Plan, effective July 1,2007. (18)

10.12	Pacific Capital Bancorp Deferred Compensation Plan, effective January 1, 2005. (9)

10.13	Pacific Capital Bancorp 2006 High Performance Compensation Plan, effective January 1,2006. (14)

10.14	Amended and Restated Executive Salary Continuation Benefits Agreement between ClaytonC. Larson and Pacific Capital Bancorp dated September 23, 1997. (15)

10.15	Employment Offer Letter dated February 21, 2006 between Pacific Capital Bancorp and JoyceClinton. (13)

10.16	Employment Offer Letter dated March 3, 2006 between Pacific Capital Bancorp and GeorgeLeis. (13)

10.17	Separation Agreement and General Release of Chief Information Officer, Letter dated July 27,2006, between Pacific Capital Bancorp and William J. Grimm. (14)

10.18	Employment Agreement Letter dated October 11, 2006 between Pacific Capital Bancorp andWilliam S. Thomas Jr., President and CEO. (14)

10.19	Pacific Capital Bancorp 2005 Directors’ Stock Plan. (11)

10.20	Form of Stock Option Agreement. (11)

10.21	Form of Restricted Stock Agreement. (11)

10.22	Employment agreement dated March 29, 2007 between PCB, PCBNA, and George SLeis. (16)

10.23	Retention Agreement and the General Release dated June 4, 2007 between Pacific CapitalBancorp and Joyce Clinton. (17)

10.24	Asset purchase agreement dated June 19, 2007 between Pacific Capital Bank, N.A. and LEAFFunding, Inc. relating to the sale of Pacific Capital Bank, N.A.’s leasing portfolio. (17)

10.25	Pacific Capital Bancorp 2007 Performance-Based Annual Incentive Compensation Plan (19)

16	Letter regarding change in certifying accountant (13)

21.	Subsidiaries of the registrant.**

23.1	Consent of Ernst & Young LLP with respect to financial statements of the Registrant **

31.	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002**

	31.1	Certification of George S. Leis**

	31.2	Certification of Bradley S. Cowie**

32.	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

	32.1	Certification of George S. Leis and Bradley S. Cowie**

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

**	Filed herewith.

The Exhibits listed below are incorporated by reference to the specified filing.

(1)	Filed as Exhibit 3(i)(B) to the Current Report on Form 8-K Pacific Capital Bancorp (File No. 0-11113) filed June 17, 2005.

(2)	Filed as Exhibit 3(i)(B) to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the quarter ended September 30, 2005.

(3)	Filed as Exhibit 3.1 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed on February 23, 2006.

(4)	Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the quarter ended March 31, 2003.

(5)	Filed as an exhibit with the same number to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.

(6)	Filed as Exhibit 4.2 to the Amendment No. 1 to Form S-8 of Santa Barbara Bancorp (Registration No. 33-48724) filed on June 13, 1995.

(7)	Filed as Exhibit 10.1.8 to Annual Report on Form 10-K of Santa Barbara Bancorp (File No. 0-11113) for the fiscal year ended December 31, 1997.

(8)	Filed as an Exhibit to Annual Report on Form 10-K of Santa Barbara Bancorp (File No. 0-11113) for fiscal year ended December 31, 1995.

(9)	Filed as Exhibit 10.12 to Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 1995.

(10)	Filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 0-11113) filed October 25, 2004.

(11)	Filed as Exhibit to Form S-8 of Pacific Capital Bancorp (Registration No. 333-127982) filed on August 31, 2005.

(12)	Filed as Exhibit 99.1 to the Current Report on Form 8-K Pacific Capital Bancorp (File No. 0-11113) filed January 31, 2006.

(13)	Filed as Exhibit 10.1 to Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 2005.

(14)	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the quarter ended September 30, 2006.

(15)	Filed as Exhibit 10.6.1 and 10.14 to Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 2007.

(16)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed March 30, 2007.

(17)	Filed as Exhibit 10.23 and 10.24 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the quarter ended June 30, 2007.

(18)	Filed as Exhibit 99.1 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed September 19, 2007.

(19)	Filed as Exhibit 99.1 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed August 22, 2007.