Form 10-Q
period 2008-03-31
PACIFIC CAPITAL BANCORP /CA/
filed 2008-05-09
CIK 357264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock of the registrant outstanding as of April 30, 2008: 46,102,163

PART I. FINANCIAL INFORMATION		3

Forward-looking statements		3

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and as of December 31, 2007	4

	Consolidated Statements of Income (Unaudited)	5

	Consolidated Statements of Comprehensive Income (Unaudited)	6

	Consolidated Statements of Cash Flows (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

The financial statements included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	45

Glossary		46

PART II. OTHER INFORMATION		48

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Submission of Matters to a Vote of Security Holders	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

SIGNATURES		48

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

Certain statements contained in Pacific Capital Bancorp’s (“the Company”) Annual Report on Form 10-K and Quarterly Report on Form 10-Q, as well as statements by the Company in periodic press releases and oral statements made by Company officials to securities analysts and shareholders during presentations about the Company, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the health of the capital markets, the Company’s de novo branching and acquisition efforts, the operating characteristics of the Company’s income tax refund loan and transfer programs and the economic conditions within its markets. These forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in California; (4) the occurrence of terrorist acts; (5) reduced demand for or earnings derived from the Company’s income tax refund loan (“RAL”) and refund transfer (“RT”) programs; (6) legislative or regulatory changes or litigation adversely affecting the businesses in which the Company engages; (7) unfavorable conditions in the capital markets; (8) challenges in opening additional branches, integrating acquisitions or introducing new products or services; and (9) other risks detailed in reports filed by the Company with the Securities and Exchange Commission (“SEC”). Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. For a more detailed description of the risk factors associated with the Company’s businesses, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The assets, liabilities, and results of operations of the Company’s tax refund and transfer programs (“RAL and RT programs”) are reported in its periodic filings with the SEC as a segment of its business. Because these are activities conducted by very few other financial institutions, users of the financial statements have indicated that they are interested in information for the Company exclusive of these programs so that they may compare the results of operations with financial institutions that do not have comparable programs. The amounts and ratios may generally be computed from the information provided in the notes to the financial statements that discloses segment information, but are computed and included in the Company’s Annual Report on Form 10-K and Quarterly Report Form 10-Q for the convenience of those users.

Purpose and Definition of Terms

The following document provides executive management (“Management”) of the Company’s comments on the financial condition and results of operations of Pacific Capital Bancorp and its subsidiaries. Unless otherwise stated, “the Company” refers to this consolidated entity. The Company utilizes the term “Core Bank” throughout this Form 10-Q (“10-Q”). Core Bank is defined as the consolidated financial results less the financial results from the RAL and RT Programs and is interchangeably referred to as “Excluding RAL and RT”.

Net interest margin is presented and discussed throughout this document. This information is presented on a fully tax equivalent basis (“FTE”). This discussion should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K (“2007 10-K”). Terms and acronyms used throughout this document are defined in the glossary on pages 46 through 47.

CONSOLIDATED BALANCE SHEETS	Pacific Capital Bancorp and Subsidiaries

	March 31, 2008 (Unaudited)	December 31, 2007
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$179,328	$141,086
Federal funds sold	20,000	—

Cash and cash equivalents	199,328	141,086
Investment securities—trading, at fair value	65,885	146,862
Investment securities—available-for-sale, at fair value; amortized cost of $1,063,434 at March 31, 2008 and $1,147,824 at December 31, 2007	1,095,876	1,176,887
Loans:
Held for sale, at lower of cost or fair value	—	68,343
Held for investment, net of allowance for loan losses of $65,491 at March 31, 2008 and $44,843 at December 31, 2007	5,481,972	5,314,313

Total loans	5,481,972	5,382,656
Premises and equipment, net	84,210	86,921
Goodwill and other intangible assets	162,412	155,786
Other assets	309,698	284,148

Total assets	$7,399,381	$7,374,346

Liabilities:
Deposits:
Non-interest-bearing demand	$1,116,182	$1,002,281
Interest-bearing	3,719,022	3,961,531

Total deposits	4,835,204	4,963,812
Securities sold under agreements to repurchase	11,000	6,800
Federal funds purchased	316,640	265,873
Long-term debt and other borrowings	1,343,530	1,405,602
Other liabilities	159,446	63,903

Total liabilities	6,665,820	6,705,990

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock — no par value; 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock no par value; $0.25 per share stated value; 100,000 authorized; 46,157 shares issued and outstanding at March 31, 2008 and 46,127 at December 31, 2007	11,544	11,537
Surplus	105,563	103,953
Retained earnings	598,729	537,065
Accumulated other comprehensive income	17,725	15,801

Total shareholders’ equity	733,561	668,356

Total liabilities and shareholders’ equity	$7,399,381	$7,374,346

See the accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	Pacific Capital Bancorp and Subsidiaries

	Three-Months Ended March 31,
	2008	2007
		(As restated)
	(in thousands, except per share amounts)
Interest income:
Loans	$194,088	$222,918
Investment securities-trading	833	—
Investment securities-available-for-sale	14,087	12,989
Other	2,012	804

Total interest income	211,020	236,711

Interest expense:
Deposits	28,424	35,422
Securities sold under agreements to repurchase	2,773	2,624
Federal funds purchased	841	4,220
Long-term debt and other borrowings	17,797	19,050

Total interest expense	49,835	61,316

Net interest income	161,185	175,395
Provision for loan losses	48,394	78,978

Net interest income after provision for loan losses	112,791	96,417

Non-interest income:
Refund transfer fees	59,555	39,218
Gain on sale of RALs, net	44,580	41,822
Service charges and fees	10,125	12,681
Trust and investment advisory fees	6,631	6,230
Gain on securities, net	2,839	1,941
Other	1,584	2,362

Total non-interest income	125,314	104,254

Non-interest expenses:
Refund program marketing and technology fees	45,000	44,487
Salaries and employee benefits	34,692	35,800
Occupancy expenses, net	6,509	5,309
Furniture, fixtures and equipment, net	2,605	2,466
Other	33,048	26,832

Total non-interest expenses	121,854	114,894

Income before provision for income taxes	116,251	85,777
Provision for income taxes	43,769	34,139

Net income	$72,482	$51,638

Income per share—basic	$1.57	$1.10
Income per share—diluted	$1.56	$1.09
Average number of shares—basic	46,139	46,953
Average number of shares—diluted	46,471	47,345
Dividends declared per share	$0.22	$0.22

See the accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Pacific Capital Bancorp and Subsidiaries

	Three-Months Ended
	March 31,
	2008	2007
	(in thousands)
Net income	$72,482	$51,638

Other comprehensive income, net:
Unrealized gain on securities AFS, net	1,496	556
Impairment loss on securities, net	464	—
Realized gain on sale of securities AFS included in income, net	(12)	(1,125)
Postretirement benefit obligation arising during period, net	(35)	—

Net other comprehensive income	1,913	(569)

Comprehensive income	$74,395	$51,069

The amount reclassified out of accumulated other comprehensive income into earnings for the three months ended March 31, 2008 and 2007, were ($781,000) and $1.9 million, respectively. The income tax (benefit) and expense related to these amounts were ($329,000) and $816,000 for the three months ended March 31, 2008 and 2007, respectively.

See the accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Pacific Capital Bancorp and Subsidiaries

	Three-Months Ended March 31,
	2008	2007
		(As restated)
	(in thousands)
Cash flows from operating activities:
Net income	$72,482	$51,638
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	48,394	78,978
Depreciation and amortization	5,021	5,575
Stock-based compensation	1,493	1,524
Excess tax benefit of stock-based compensation	(23)	(73)
Net amortization of discounts and premiums for investment securities	(2,772)	(2,123)
(Gains)/losses on:
Sale of loans, net	(44,726)	(42,039)
Securities, available-for-sale	781	(1,941)
Changes in:
Other assets	(29,998)	(16,247)
Other liabilities	94,931	58,002
Trading securities, net	80,977	—
Servicing rights, net	(205)	(56)

Net cash provided by operating activities	226,355	133,238

Cash flows from investing activities:
Proceeds from loan sales	2,096,725	1,612,746
Proceeds from sales of available-for-sale securities	—	314,772
Principal pay downs and maturities of available-for-sale securities	179,730	64,806
Purchase of available-for-sale securities	(93,346)	(205,559)
Loan originations and principal collections, net	(2,199,709)	(1,685,971)
Purchase of Federal Home Loan Bank stock	(4,361)	(21,456)
Purchase of premises and equipment, net	(1,706)	(2,856)
Proceeds from sale of other real estate owned	420	—

Net cash (used in) provided by investing activities	(22,247)	76,482

Cash flows from financing activities:
Net decrease in deposits	(128,608)	(37,117)
Net increase (decrease) in short-term borrowings	943	(66,355)
Proceeds from long-term debt and other borrowings	30,000	—
Repayments of long-term debt and other borrowings	(38,106)	(73,085)
Excess tax benefit of stock-based compensation	23	73
Proceeds from exercise of stock options	152	1,762
Cash dividends paid on common stock	(10,243)	(10,414)
Others, net	(27)	56

Net cash used by financing activities	(145,866)	(185,080)

Net increase in cash and due from banks	58,242	24,640
Cash and cash equivalents at beginning of period	141,086	154,182

Cash and cash equivalents at end of period	$199,328	$178,822

Supplemental disclosure:
Cash paid during the period for:
Interest	$51,869	$64,343
Income Taxes	3,000	4,336
Non-cash investing activity:
Transfers to other real estate owned	—	57
Transfers from loans held for sale to trading securities	68,343	—
Net transfer of loans held for investment to loans held for sale	—	233,939

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements and notes included in this 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Nature of Operations

Pacific Capital Bancorp (“PCB” or “the Company”) is a bank holding company organized under the laws of the state of California. PCB provides a full range of commercial and consumer banking services to households, professionals, and businesses through its wholly owned subsidiary Pacific Capital Bank, N.A. (“PCBNA” or “the Bank”). These banking services include depository, lending and wealth management services. PCBNA’s lending products include commercial, consumer, commercial and residential real estate loans and Small Business Administration (“SBA”) guaranteed loans. PCBNA is also one of the largest nationwide providers of financial services related to the electronic filing of income tax returns including the RAL and RT business products. Depository services include checking, interest-bearing checking (“NOW”), money market, savings, and certificates of deposit accounts, as well as safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashiers checks. PCBNA offers a wide range of wealth management services through the Wealth Management segment which include two wholly-owned subsidiaries, Morton Capital Management (“MCM”) and R.E. Wacker and Associates (“REWA”).

PCBNA conducts its banking services under five brand names: Santa Barbara Bank & Trust (“SBB&T”), First National Bank of Central California (“FNB”), South Valley National Bank (“SVNB”), San Benito Bank (“SBB”) and First Bank of San Luis Obispo (“FBSLO”). Banking offices are located in eight counties in the central coast of California from Los Angeles to Santa Clara.

Basis of Presentation

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to practices within the financial services industry. The accounts of the Company and its consolidated subsidiaries are included in these Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity to GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements. Although Management believes these estimates to be reasonably accurate, actual amounts may differ. In the opinion of Management, all adjustments considered necessary have been reflected in the financial statements during their preparation. The results of operations in the interim Consolidated Financial Statements do not necessarily indicate the financial results for the entire year.

Certain amounts in the 2007 financial statements have been reclassified to be comparable with classifications used in the 2008 financial statements.

The Company restated its Consolidated Financial Statements for the quarter ended March 31, 2007. The restatement to those financial statements herein reflects the adjustments as described below.

During the closing of the second quarter of 2007, the Company discovered two transactions that had been posted in the first quarter of 2007 which were determined to be incorrect. Together these transactions resulted in the first quarter of 2007, in the overstatement of interest income from RALs of $9.7 million, the understatement of provision expense for RALs by $1.5 million, and the overstatement of outstanding RALs by $11.2 million. The errors related to a difference created by inappropriately adjusting the anticipated collections on the unpaid loans at March 31, 2007.

Consolidation of Subsidiaries

PCB has five wholly-owned subsidiaries. PCBNA, a banking subsidiary and four unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in Note 14, “Long-term Debt and Other Borrowings” in the 2007 10-K.

PCBNA has four wholly-owned consolidated subsidiaries.

•	MCM and REWA, two registered investment advisors that provide investment advisory services to individuals, foundations, retirement plans and select institutional clients.

•	SBBT RAL Funding Corp. which is utilized as part of the financing of the RAL program as described in Note 8, “RAL and RT Programs”.

•	PCB Service Corporation, utilized as a trustee of deeds of trust in which PCBNA is the beneficiary.

PCBNA also retains ownership in several low-income housing partnerships that generate tax credits. These partnerships are considered variable interest entities and are not consolidated into these Consolidated Financial Statements.

Segments

GAAP requires that the Company disclose certain information related to the performance of its business segments. Business segments are defined based on how the Chief Executive Officer of the Company views the Company’s operations. Based on these guidelines, the Company’s Management has determined that there are four reportable operating segments: Community Banking, Commercial Banking, RAL and RT Programs and Wealth Management. The All Other segment consists of the administrative support units. The factors used in determining these reportable segments are defined in Note 24, “Segments” in the Consolidated Financial Statements of the 2007 10-K.

SIGNIFICANT ACCOUNTING POLICIES

Except as noted below, the significant accounting policies have not changed from those described in Note 1, “Summary of Significant Accounting Policies” in the Consolidated Financial Statements of the 2007 10-K.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted SFAS 157 on January 1, 2008. There was no financial impact to the Consolidated Financial Statements upon adoption. For additional information on the fair value of certain financial assets and liabilities, see Note 12, “Fair Value of Financial Instruments” of these Consolidated Financial Statements on page 23.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option (“FVO”) may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. The Company did not elect the adoption of SFAS 159 for any of our existing financial assets or liabilities as of January 1, 2008. During the second quarter of 2008, the Company has elected the FVO for certain debt instruments as disclosed in Note 14, “Subsequent Events” of these financial statements. The Company does not anticipate that this election will have a material impact to the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, this will be effective for the Company for the calendar year beginning January 1, 2009. SFAS 141(R) and SFAS 160 are effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively. The Company does not currently have any Business Combinations scheduled to close on or after December 15, 2008. With regard to SFAS 160, the Company’s only consolidated subsidiaries are all wholly owned by the Company or by another subsidiary. Management does not anticipate that there will be a material impact on the Company’s financial condition or results of operations from adoption of these accounting pronouncements.

2. MERGERS AND ACQUISITIONS

On January 4, 2008, PCBNA acquired the assets of REWA, a San Luis Obispo, California-based registered investment advisor which provides personal and financial investment advisory services to individuals, families and fiduciaries. On the date of purchase, REWA managed assets of $464.1 million. PCBNA initially paid $7.0 million for substantially all of the assets and liabilities of REWA (with an additional contingent payment due five years after the purchase date) and formed a new wholly-owned subsidiary of PCBNA by the same name. As a result of the acquisition of REWA, the Company recorded $4.2 million of goodwill and $2.8 million of other intangible assets. The goodwill associated with the purchase of REWA will be reviewed annually for impairment. The other intangible assets will be amortized over their individual expected lives and analyzed quarterly for impairment. The clients of REWA will continue to be served by the same principal and support staff. The Company has not disclosed pro forma financial information for this purchase as this acquisition was not material to the Company as a whole.

3. EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share. The denominator of the diluted earnings per share includes the effect of dilutive stock options and restricted stock option grants.

	Three-Months Ended March 31,
	2008	2007
		(As restated)
	(in thousands except per share amounts)
Basic weighted average shares outstanding	46,139	46,953
Dilutive effect of stock options	332	392

Diluted weighted average shares outstanding	46,471	47,345

Diluted Earnings Per Share	$1.56	$1.09

For the three months ended March 31, 2008 and 2007, the average outstanding unexercised stock options of 1,164,000 and 214,000 shares, respectively, were not included in the computation of earnings per share because they were anti-dilutive.

4. SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Trading Securities:
Mortgage-backed securities (3)	$65,885	$—	$—	$65,885

Total	65,885	—	—	65,885

Available-for-Sale:
U.S. Treasury obligations (1)	24,881	360	—	25,241
U.S. Agency obligations (2)	411,763	4,666	(28)	416,401
Collateralized mortgage obligations	23,097	210	(929)	22,378
Mortgage-backed securities (3)	367,070	5,559	—	372,629
Asset-backed securities	2,119	7	—	2,126
State and municipal securities	234,504	23,586	(989)	257,101

Total	1,063,434	34,388	(1,946)	1,095,876

Total Securities	$1,129,319	$34,388	$(1,946)	$1,161,761

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Trading Securities:
Mortgage-backed securities (3)	$146,862	$—	$—	$146,862

Total	146,862	—	—	146,862

Available-for-Sale
U.S. Treasury obligations (1)	39,803	194	—	39,997
U.S. Agency obligations (2)	477,281	2,284	(75)	479,490
Collateralized mortgage obligations	23,838	120	(97)	23,861
Mortgage-backed securities (3)	382,003	940	—	382,943
Asset-backed securities	2,194	4	—	2,198
State and municipal securities	222,705	26,300	(607)	248,398

Total	1,147,824	29,842	(779)	1,176,887

Total Securities	$1,294,686	$29,842	$(779)	$1,323,749

(1)	U.S. Treasury obligations are securities that are backed by the full faith and credit of the United States government.

(2)

U.S. Agency obligations are general obligations that are not backed by the full faith and credit of the United States government. They consist of obligations of Government Sponsored Enterprises issued by the Federal Farm Credit Banks, Federal Home Loan Banks, and Tennessee Valley Authority.

(3)

Mortgage-backed securities are securitized mortgage loans that are not backed by the full faith and credit of the United States Government. They consist of obligations of Government Sponsored Enterprises which guarantee the collection of principal and interest payments. The securities primarily consist of securities issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

Trading Securities

At March 31, 2008, the Company held $65.9 million of trading securities, a decrease of $81.0 million since December 31, 2007. In January 2008, the fixed rate trading securities of $146.9 million held at December 31, 2007 were sold and a gain on sale of $2.3 million was recognized. The Company also recorded $67.6 million of adjustable rate trading securities that were received from the transfer of residential real estate loans to securities. For the three months ended March 31, 2008, the market value of the securities held in the trading portfolio increased by $1.3 million which resulted in an increase in non-interest income.

Available for Sale Securities (“AFS”)

At March 31, 2008, the Company held $1.10 billion of AFS, a decrease of $81.0 million since December 31, 2007. A majority of this decrease was due to maturities and calls of U.S. Agency securities combined with principal pay downs of Mortgage Backed Securities (“MBS”).

As disclosed in Note 4, “Securities” of the Consolidated Financial Statements in the 2007 10-K, in the fourth quarter of 2007 Management changed its intent with regard to holding its AFS MBS until maturity or ultimate recovery. As a result, the Company recognized $801,000 of additional impairment loss at March 31, 2008 after recognizing a $3.0 million impairment loss at December 31, 2007. Management has not changed its intent with respect to the remainder of the securities held in the AFS portfolio.

The AFS securities that are in an unrealized loss position and temporarily impaired as of March 31, 2008 and December 31, 2007 are shown in the following table:

	March 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
US Treasury/US Agencies	$40,922	$(28)	$—	$—	$40,922	$(28)
Municipal Bonds	18,648	(872)	4,358	(117)	23,006	(989)
Collateralized mortgage obligations	9,266	(405)	3,642	(524)	12,908	(929)

Total	$68,836	$(1,305)	$8,000	$(641)	$76,836	$(1,946)

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
US Treasury/US Agencies	$24,999	$(1)	$64,044	$(74)	$89,043	$(75)
Municipal Bonds	12,361	(361)	12,877	(246)	25,238	(607)
Collateralized mortgage obligations	—	—	4,131	(97)	4,131	(97)

Total	$37,360	$(362)	$81,052	$(417)	$118,412	$(779)

The $1.9 million and $779,000 of unrealized losses for the AFS portfolio as of March 31, 2008 and December 31, 2007, respectively, are a result of market interest rate fluctuations. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the most recent ratings on all securities are all long-term investment grade. Management is aware of one Collateralized Mortgage Obligation (“CMO”) security held in the AFS portfolio that has some sub-prime loans as the underlying collateral. The CMO currently has an investment rating of AAA and is fully collateralized. The Company has the ability and the intent to hold these securities until ultimate recovery. As such, Management does not believe that there are any securities that are other-than-temporarily impaired as of March 31, 2008 other than the MBS portfolio as discussed above.

The fair value is based on current market prices obtained from independent sources for each security held. All securities in an unrealized loss position for more than 12 months are evaluated for permanent impairment, each quarter.

All investment securities are reported in the “All Other” segment for the segment reporting in Note 13, “Segments” of these Consolidated Financial Statements.

5. LOANS

The composition of the Company’s loans held for investment portfolio is as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Real estate:
Residential—1 to 4 family	$1,098,606	$1,075,663
Multi-family residential	285,241	278,935
Commercial	1,625,242	1,558,761
Construction	696,577	651,307
Commercial loans	1,184,956	1,196,808
Home equity loans	393,732	394,331
Consumer loans	199,171	200,094
RALs	61,102	—
Other loans	2,836	3,257

Total loans	5,547,463	5,359,156
Allowance for loan losses	65,491	44,843

Net loans	$5,481,972	$5,314,313

Total loans are net of deferred loan origination, commitment and extension fees and origination costs of $6.6 million as of March 31, 2008 and $6.9 million as of December 31, 2007. At December 31, 2007, the Company held $68.3 million of residential real estate loans as held for sale which were sold in January 2008.

Impaired Loans

The following table reflects recorded investment in impaired loans:

	March 31, 2008	December 31, 2007
	(in thousands)
Impaired loans with specific valuation allowance	$92,755	$51,998
Valuation allowance related to impaired loans	(8,684)	(3,944)
Impaired loans without specific valuation allowance	46,594	6,171

Impaired loans, net	$130,665	$54,225

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. The valuation allowance disclosed above is included in the allowance for loan losses reported in the balance sheets as of March 31, 2008 and December 31, 2007.

The table below reflects the average balance and interest recognized for impaired loans for the three month periods ended March 31, 2008 and 2007.

	Three-Months Ended March 31,
	2008	2007
	(in thousands)
Average investment in impaired loans for the period	$97,397	$13,685
Interest recognized during the period for impaired loans	$2,414	$182

The increase in the average balance for impaired loans in the first quarter of 2008 compared to 2007 is primarily due to the deterioration of five sizable customer relationships, four in residential loan construction (home building activities) and one commercial loan (auto parts).

Refund Anticipation Loans

Information and disclosures related to RALs and the securitization of RALs are included in Note 8, “RAL and RT Programs” of these Consolidated Financial Statements.

Pledged Loans

At March 31, 2008 and December 31, 2007, loans secured by first trust deeds on residential and commercial property with principal balances totaling $1.08 billion and $977.4 million, respectively, were pledged as collateral to the Federal Reserve Bank of San Francisco (“FRB”); and $2.85 billion and $3.10 billion, respectively, were pledged to the Federal Home Loan Bank (“FHLB”). The amount of loans pledged does not represent the amount of outstanding borrowings at the FRB or the FHLB. The Company pledges loans as collateral for the Company’s borrowings in accordance with the Company’s agreements with the FRB and the FHLB.

Letters and Lines of Credit

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with “off-balance sheet” risk. Among these financial instruments are commitments to extend credit and standby letters of credit.

The following table represents the contractual commitments for lines and letters of credit as of March 31, 2008:

	March 31, 2008
	Total	Less than one year	One to three years	Three to five years	More than five years
	(in thousands)
Commercial lines of credit	$662,449	$401,131	$92,255	$76,202	$92,861
Consumer lines of credit	369,860	4,607	11,835	33,659	319,759
Standby letters of credit and financial guarantees	140,812	62,704	33,455	18,834	25,819

Total	$1,173,121	$468,442	$137,545	$128,695	$438,439

The Company has recorded a $338,000 liability associated with the unearned portion of the letter of credit fees for these guarantees as of March 31, 2008 compared to $382,000 at December 31, 2007.

The Company has exposure to loan losses from unfunded loan commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Loan losses related to these commitments are not included in the allowance for loan losses reported in the table above and are accounted for as a separate loss contingency as a liability. This loss contingency for the unfunded loan commitments and letters of credit was $3.7 million at March 31, 2008, an increase of $2.6 million since December 2007. Changes to this liability are adjusted through other non-interest expense. This increase is mostly attributed to a change in the reserve methodology.

The table below summarizes the activity for this loss contingency:

	Three-Months Ended March 31,
	2008	2007
	(in thousands)
Beginning balance	$1,107	$1,448
Additions, net	2,556	103

Balance	$3,663	$1,551

6. LOAN SALES AND TRANSACTIONS

RALs

The Company sold $2.11 billion and $1.69 billion of RALs into a securitization facility through SBB&T RAL Funding Corp. during the first quarter of 2008 and 2007, respectively. The net gain on sale of RALs for the three months ended March 31, 2008 and 2007 was $44.6 million and $41.8 million, respectively. A detailed description of RALs sold through the securitization is discussed in Note 8, “RAL and RT Programs” of these Consolidated Financial Statements. The income generated by the sale of RALs is reported in the RAL and RT segment.

Residential Real Estate Loans

On January 4, 2008, the Company converted $68.2 million of adjustable rate residential real estate loans from the Community Banking segment to MBS held in the Company’s trading portfolio with a discounted par amount of $67.6 million. The Company retained the servicing on the loans sold at a rate of 25 basis points and recognized a servicing asset of $402,000. Any resulting gain or loss for this transaction will be realized by the Company when the securities received in the conversion are sold.

7. ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses:

	Three-Months Ended March 31,
	2008	2007
		(As restated)
	(in thousands)
Balance, beginning of quarter	$44,843	$64,671
Loans charged-off:
RALs	(47,537)	(85,412)
Core Bank Loans	(4,791)	(14,836)

Total Loans charged-off	(52,328)	(100,248)

Recoveries on loans previously charged-off:
RALs	21,960	21,160
Core Bank Loans	2,622	2,979

Total recoveries on loans previously charged-off	24,582	24,139

Net charge-offs	(27,746)	(76,109)

Provision for loan losses:
RALs	32,792	71,858
Core Bank Loans	15,602	7,120

Total provision for loan losses	48,394	78,978

Adjustments from loan sales and acquisitions	—	(4,336)

Balance, end of quarter	$65,491	$63,204

The allowance and provision for loan losses for the RAL program is discussed in Note 8, “RAL and RT Programs” of these Consolidated Financial Statements.

8. RAL AND RT PROGRAMS

RAL and RT Programs

The Company sells two products related to the electronic filing of tax returns. The products are designed to provide taxpayers with safer and faster access to funds claimed by them as a refund on their tax returns. This access may be in the form of a loan—a RAL—from the Company secured by the refund claim or in the form of a facilitated electronic transfer or check prepared by their tax preparer—an RT. The RAL and RT Programs are highly seasonal. Approximately 90% of the activity occurs in the first quarter of each year. For additional financial information on the RAL and RT programs for the comparable periods see the discussion below and, Note 7, “RAL and RT Programs” of the Consolidated Financial Statements of the 2007 10-K.

Refund Anticipation Loans

RALs are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund and subject to an underwriting process prior to approval. At the request of the taxpayer, the refund claim is paid by the Internal Revenue Service (“IRS”) to the Bank once the tax return has been processed. This constitutes the source of repayment of the RAL. Funds received from the IRS above the sum of the RAL less associated contractual fees are remitted to the taxpayer by the Bank.

The RAL funds advanced by the Bank are generally repaid by the IRS within several weeks. Therefore, the processing costs and provision for loan loss represent the major costs of these loans. This cost structure is different than for other loans since usually the cost of funds is the major cost for the Company in making a loan. Because of their short duration, the Bank cannot recover the processing costs through interest collected over the term of the loan. Consequently, the Bank has structured the fees to have a fixed component to cover processing costs and a variable component to cover loan losses and the cost of funds. The customer signs a promissory note which requires the Company to report fees received for RALs as interest income. Net interest income for RALs was $101.2 million and $104.7 million for the three month periods ended March 31, 2008 and, March 31, 2007, respectively.

The following table represents RAL originations and net charge-offs:

	Three-Months Ended March 31,
	2008	2007
	(in thousands)
Originations:
RAL loans retained	$4,496,150	$4,068,120
RAL loans securitized	2,205,130	1,694,489

Total RAL loans	$6,701,280	$5,762,609

Loan losses:
Charge-offs of retained RALs, net	$(25,577)	$(64,252)
Charge-offs of securitized RALs, net	(14,914)	(14,189)

Total RAL program losses, net	$(40,491)	$(78,441)

In 2007 and prior, any RAL balance for which repayment has not been received by the end of the year was charged off. Therefore, no RALs are reported as of December 31 each year. At March 31, 2008, there were $61.1 million of RALs with an allowance for loan losses of $7.2 million. For the 2008 RAL season, any outstanding RAL at June 30, 2008 will be charged-off for the current RAL season, unless a receivable is required.

Fees Earned on RALs and RTs

Income from the RAL/RT Programs consists of the fees earned on these products. Fees earned on RALs are reported in interest income while fees earned on RTs are reported in non-interest income. The Company originates these products through three channels: Jackson Hewitt, other professional tax preparers and self filers. Regardless of the program a basic fee per product is charged. The fees charged for the products differ by source due to varying contractual terms. A description of the different fee structures is provided as follows:

Jackson Hewitt (“JH”): Fees charged on RALs offered through JH include an account handling fee and a finance charge equaling a percentage of the loan amount subject to a maximum and minimum. The RT fee is a fixed amount. The amount of fees is not impacted by the amount of charge-offs related to RALs that were originated by JH.

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

The following table presents RAL and RT fees:

	Three-Months Ended March 31,
	2008	2007
	(dollars in thousands)
RAL Fees:
Total RAL Fees	$105,151	$114,268
% of Total Fees	64%	74%

RT Fees:
Total RT Fees	$59,555	$39,218
% of Total Fees	36%	26%

Total Fees	$164,706	$153,486

Total RT fees increased in 2008 due to increased volume as a result of enhanced risk management controls utilized to mitigate loan losses on RALs. Implementation of these controls resulted in an increased number of RAL customer applications that were declined which then converted to an RT, causing the $20.3 million increase in RT fees in 2008.

Refund Anticipation Loan Securitizations

Securitization Facility: One source of external funds the Company uses to extend RALs to customers is a securitization facility. If the securitization facility was not in place during the peak period of the RAL season, the amount of the RALs outstanding would result in unacceptable capital ratios for PCBNA. The securitization facility provides funds for lending and restores PCBNA’s capital to an acceptable level since the facility removes some of the RALs from the balance sheet. By the end of February, for each RAL year, the balance of RALs is low enough so RAL sales, through the securitization, are no longer necessary. Individual RALs are each of a relatively small amount (approximately $3,300 per RAL for the 2008 season), so a securitization is the most efficient method to accomplish the sale of RALs. The RAL securitization occurs during the first quarter of each year and does not remain at the end of any reporting period. The 2008 and 2007 securitization facility was terminated on February 22 and February 23, respectively.

The Company has utilized a securitization of RALs for the last six years. In 2008, the maximum amount of the securitization was set at $1.60 billion compared to $1.50 billion in 2007. The capacity has increased each year to accommodate the increased RAL volume.

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

Each purchase is made at 95% of the amount of the RALs net of the deferred fees so that a 5% over-collateralization exists for the benefit of the investors. The Bank is required to remit to the investors in the securitization cash received from the IRS up to the 95% amount. Payments received in excess of the 95% figure are retained by the Bank.

The 2008 securitization facility was terminated on February 22, 2008. The 2008 securitization facility has similar terms to the 2007 securitization facility and was entered into on December 19, 2007 for the 2008 RAL season. As of March 31, 2008 and December 31, 2007, there were no borrowings outstanding under the securitization facility.

Fees paid associated with the securitization facility include an administrative agent fee payable to the lead bank, an upfront fee, a commitment fee and a usage fee applied against the average balance of advances. There are no retained interests or servicing assets at March 31 of any year, or during any subsequent reporting period.

Repurchase of Securitized Loans: While there is no requirement that SBBT RAL Funding Corp. repurchase RALs other than those that did not meet the underwriting criteria in the purchase agreement, under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) the seller may repurchase a minimal amount of loans as part of a “clean-up call” to close the transaction. In practice all loans sold into the securitization are either fully repaid or repurchased by SBBT RAL Funding Corp. at the termination of the securitization in mid-February of each calendar year consistent with the terms of the Securitization Agreement. At the close of the securitization, the Company repurchased $20.9 million and $31.8 million of RALs in February 2008 and 2007, respectively, at the close of the securitization at fair value.

A majority of the RALs repurchased from the securitization are collected or charged-off before the end of the first quarter. In 2008, all repurchased RALs that remained uncollected at March 31, 2008 were deemed uncollectible and charged-off as a reduction to the gain on sale of RALs. Therefore, no repurchased RALs are included in the outstanding balance of RALs at March 31, 2008.

In prior years, repurchased RALs outstanding at the end of the first quarter that were evaluated as collectible and were reported on the balance sheet as RALs. Recoveries on repurchased RALs above the estimate at March 31, 2007 were accounted for as recoveries through the allowance for loan losses. Charge-offs of these RALs over the amount estimated, taken in subsequent quarters, were accounted for as losses taken against the allowance for loan losses.

Calculation of the Gain on Sale of RALs: The gain on sale from the RAL securitization is calculated by reference to the securitization-related cash flows received and paid. Because the securitization is active only within the first quarter of each year, there is no present value discounting of the cash flows. The cash flows involved in the securitization are as follow:

(1)	Cash received from the investors for the principal amount of the loans less the discount for the credit enhancement;

(2)	Cash received from the IRS for the amount of the refund and paid to the investors;

(3)	Cash paid to the investors for the commitment and funding fees;

(4)	Cash paid to the investors to repurchase outstanding loans at the termination of the securitization as a “cleanup call”, and

(5)	Cash received from the IRS subsequent to the termination of the securitization representing collections on the repurchased loans.

During the term of the securitization, more cash is received from the IRS for customer refunds than is paid to the investors by the amount of the discount for the credit enhancement that includes the finance charge or fee paid by the RAL customer for the loan which is not sold into the securitization. In the table below, this excess is reported as RAL fees received on securitized loans. In the calculation of the net gain on sale of RALs, the RAL fees received on securitized loans are reduced by the direct costs of the securitization (fees paid to investor, commitment fees paid and other fees paid) and loan losses as summarized in the table below.

The table below summarizes the gain on sale of RALs sold into the securitization.

	Three-Months Ended March 31,
	2008	2007
	(in thousands)
RAL fees received on securitized loans	$64,123	$59,969
Fees paid to investor	(2,176)	(2,118)
Commitment fees paid	(2,320)	(1,575)
Other fees paid	(133)	(265)
Loan losses	(14,914)	(14,189)

Net gain on sale of RALs	$44,580	$41,822

RAL Allowance and Provision for loan losses

The Company follows the same policies for charging-off RALs regardless of whether the RAL had been securitized or not. Some of the repurchased and some of the non-securitized loans are charged-off at the end of each quarter, and all remaining outstanding RALs to be charged-off at June 30, 2008 for the current RAL season, unless a receivable is required. All RALs that remained uncollected from originations that occurred prior to March 1, 2008 were charged-off at March 31, 2008. The balance of RALs at March 31, 2008 was $61.1 million. Due to the high volume of RALs made each year, the determination of collectibility is statistically based on historical payment patterns adjusted for information received from the IRS on current year payment processing.

RAL provision for loan losses was $32.8 million and $71.9 million for the three months ended March 31, 2008 and 2007. The decreased provision for loan losses on RALs for the comparable three month periods is due to the enhanced credit risk controls implemented by the Bank and, the Company is no longer offering the RAL pre-file loan product due to high loss rates.

Losses associated with RALs result from the IRS not remitting funds associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud.

Refund Transfer Fees

Fees earned on RTs are recognized in non-interest income as a separate line item, “Refund transfer fees”. RT fees earned for the three month periods ended March 31, 2008 and 2007 were $59.6 million and $39.2 million, respectively. The increase in RT fees was the result of increased volumes for the comparable quarters.

9. LONG-TERM DEBT AND OTHER BORROWINGS

The following is a summary of long-term debt and other borrowings:

	March 31, 2008	December 31, 2007
	(in thousands)
Other short-term borrowings:
Federal Home Loan Bank advances	$10,000	$—
Treasury Tax & Loan amounts due to Federal Reserve Bank	42,223	106,247

Total short-term borrowings	52,223	106,247

Long-term debt:
Federal Home Loan Bank advances	1,091,086	1,099,126
Subordinated debt issued by the Bank	121,000	121,000
Subordinated debt issued by the Company	69,471	69,537

Total long-term debt	1,281,557	1,289,663

Total long-term debt and other short-term borrowings	1,333,780	1,395,910

Obligation under capital lease	9,750	9,692

Total	$1,343,530	$1,405,602

Other Short-Term Borrowings

Other short-term borrowings include treasury tax and loans (“TT&Ls”) with the FRB and short term advances with FHLB. TT&Ls are obtained through the FRB’s Term Investment Option (“TIO”) program. The TIO is an investment opportunity offered to participants that have treasury tax and loans with the FRB. Included within the TT&L amounts are payroll deposits made by employers to PCBNA for eventual payment to the IRS. PCBNA may hold these deposits and pay interest on them until called by the Treasury Department. For the three months ended March 31, 2008 and 2007, interest expense on short-term borrowings was $1.0 million and $3.3 million, respectively with a weighted average rate of 2.16% and 5.35%, respectively.

10. POSTRETIREMENT BENEFITS

All eligible retirees may obtain health insurance coverage through the Company’s Retiree Health Plan. The Company is required to recognize its portion of the cost of the benefits as the eligible retirees earn the benefits rather than when the benefits are paid. The commitment is recognized in the financial statements. For a comprehensive explanation of these benefits see Note 15, “Postretirement Benefits” of the Consolidated Financial Statements in the 2007 10-K.

The following table summarizes the expense recognized for postretirement benefits:

	Three-Months Ended March 31,
	2008	2007
	(in thousands)
Service cost	$294	$346
Interest cost	299	280
Return on plan assets	(226)	(191)
Gain	126	172
Prior service cost	(161)	(161)

Total	$332	$446

At the end of each year, the Company contracts a third party to estimate the amount of the Company’s required liability for postretirement benefits and to forecast the postretirement benefit expense for the following year. As of March 31, 2008 and December 31, 2007, the Company has recorded a liability for postretirement benefits of $5.9 million and $5.6 million, respectively.

Split-Dollar Life Insurance Arrangements

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Company adopted EITF 06-4 on January 1, 2008, and recorded a cumulative effect adjustment of $576,000 as a reduction of retained earnings effective January 1, 2008. On a monthly basis, the Company records the benefit expense of such insurance coverage. Benefit expense during the quarter ended March 31, 2008 was $6,000.

11. COMMITMENTS AND CONTINGENCIES

Leasing of Premises

The Company leases the majority of its locations. Substantially all of these leases contain multiple renewal options and provisions for increases to lease payments. As of March 31, 2008, the minimum obligations under non-cancelable leases for the next five years and thereafter are shown in the table below. These amounts are not adjusted for the contractual obligations of sub-tenants due to the Company. Sub-tenants’ lease obligations to the Company were approximately $1.6 million at March 31, 2008. Approximately 60% of these payments are due to the Company over the next three years.

The following table summarizes the contractual lease obligations at March 31, 2008:

	March 31, 2008					As of December 31, 2007
	Less than one year	One to three years	Three to five years	More than five years	Total
	(dollars in thousands)
Non-cancelable leases	$10,810	$16,727	$11,939	$19,286	$58,762	$48,612
Capital leases	371	906	906	23,695	25,878	25,965

Total	$11,181	$17,633	$12,845	$42,981	$84,640	$74,577

Legal Matters

The Company has been a defendant in a class action lawsuit brought on behalf of persons who entered into a refund anticipation loan application and agreement (the “RAL Agreement”) with the Company from whose tax refund the Company deducted a debt owed by the applicant to another RAL lender. The lawsuit was filed on March 18, 2003 in the Superior Court in San Francisco, California as Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A., and Jackson-Hewitt, Inc. The Company is a party to a separate cross-collection agreement whereby each of the RAL lenders agrees to collect sums due to each on delinquent RALs by deducting those sums from tax refunds due to its RAL customers and remitting those funds to the RAL lender to whom the debt is owed. This cross-collection procedure is disclosed in the RAL Agreement with the RAL customer and is specifically authorized and agreed to by the customer. The plaintiff does not contest the validity of the debt, but contends that the cross-collection is illegal and requests damages on behalf of the class, injunctive relief against the Company, restitution of sums collected, punitive damages and attorney fees. Venue for this suit was changed to Santa Barbara. The Company filed an answer to the complaint and a cross complaint for indemnification against the other RAL lenders. On May 4, 2005, a superior court judge in Santa Barbara granted a motion filed by the Company and the other RAL lenders, which resulted in the entry of a judgment in favor of the Company dismissing the suit. The plaintiffs filed an appeal. On September 29, 2006 the Court of Appeal, in a 2-1 decision, issued an opinion which held that the claims in the Complaint that the Company had violated certain California consumer protection laws were not preempted by Federal law and regulations. The Company and the Cross-Defendants filed a petition for writ of certiorari with the United States Supreme Court seeking to reverse the Court of Appeal’s opinion. The petition was denied. The plaintiff filed an amended complaint in the superior court. The Company filed a demurrer to the cause of action in the amended complaint based on the California Legal Remedies Act. The superior court granted the demurrer without leave to amend. The plaintiff’s petition for writ of mandate seeking to reverse the superior court’s decision was denied by the Court of Appeal. The plaintiff filed an appeal to the California Supreme Court which was denied. The plaintiff’s other causes of action remain pending. A class certification hearing is scheduled for July 30, 2008. The Company continues to believe that there is no merit to the claims made in this action and intends to vigorously defend itself.

The Company is a defendant in two class actions which were both filed on January 14, 2008. Big Sky Ventures I, LCC, et al v. Pacific Capital Bancorp, et al was filed in the United States District Court, Central District of California. Joseph D. Irlanda v. Pacific Capital Bancorp, et al was filed in the Superior Court of California, County of Los Angeles.

In Big Sky Ventures, the Company filed a motion to dismiss the complaint. Following a hearing on May 5, 2008, the judge took the matter under submission. No substantive matters have been scheduled in the Irlanda case.

The plaintiffs in both actions entered into annual Bank Product Agreements (the “Agreement”) with the Company which gave them the right, but not the obligation, to provide to their customers certain Company financial products such as refund anticipation loans. The plaintiffs in both actions allege that prior to the Agreement with the Company applicable to the 2006 tax year, they could charge their customers fees in connection with the Company’s financial products which they provided. The plaintiffs allege that in the 2006 tax year Agreement, their fees were limited to $40 per product and that in the Agreements for the 2007 and 2008 tax years, they were prohibited from charging their customers any fee for providing them with such products. Further, they allege that in their franchise agreements with Jackson Hewitt, Inc they are required to provide the Company’s financial products to their customers.

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

In Big Sky Ventures, the Company has filed a motion to dismiss the complaint. A hearing is scheduled for May 15, 2008. No matters have been scheduled in the Irlanda case.

The Company believes that there is no merit to the claims made in these actions and intends to vigorously defend itself.

The Company is involved in other various lawsuits of a routine nature that are being handled and defended in the ordinary course of the Company’s business. Expenses are being incurred in connection with defending the Company, but in the opinion of Management, based in part on consultation with legal counsel, the resolution of the aforementioned lawsuits will not have a material impact on the Company’s financial position, results of operations, or cash flows.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. AFS and trading securities are recorded at fair value on a recurring basis. Additionally, the Company may be required to record other assets and liabilities at fair value on a non-recurring basis. These non-recurring fair value adjustments involve the lower of cost or market accounting and write downs resulting from impairment of assets.

The Company has adopted SFAS 157 effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1:	Observable quoted prices in active markets for identical assets and liabilities.

Level 2:

Observable quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3:

Model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments that are recognized at fair value on a recurring and non-recurring basis:

Securities

AFS and trading securities are recorded at fair value on a recurring basis. Where quoted prices are available in an active market for identical assets, securities are classified within level 1 of the valuation hierarchy. All of our securities are quoted using observable market information for similar assets which requires the company to report and use level 2 pricing. If observable market information is not available and there is limited activity or less transparency around inputs, securities would be classified within level 3 of the valuation hierarchy.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to non-recurring fair value adjustments as level 2. As of March 31, 2008, the Company did not have any loans classified as held for sale.

Impaired Loans

The Company records loans at fair value on a non-recurring basis when a loan is considered impaired and an allowance for loan losses is established. SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price or at the fair value of the loans collateral, if the loan is collateral dependent. The fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. When the fair value of the loan’s collateral is based on an observable market price or current appraised value, the Company classifies the impaired loans as a non-recurring level 2 of the valuation hierarchy. When the Company measures impairment using anything but an observable market price or a current appraised value, the fair value measurement is out of the scope of SFAS 157 and is not included in the tables below.

Servicing Rights

Servicing rights are carried at the lower of cost or fair value. Servicing rights are subject to quarterly impairment testing. When servicing rights fair value is lower than the cost, an impairment is accounted for by reducing the asset to the current fair value. The Company uses an independent third party’s to value the servicing rights. The valuation model used takes into consideration discounted cash flows using current interest rates, and prepayment speeds based on current market observations for each type of the underlying asset being serviced. The Company classifies these servicing rights as non-recurring level 3 in the valuation hierarchy. During the first quarter of 2008, the Company reduced the carrying value of the servicing rights by $634,000 due amortization and declines in the fair value.

Goodwill

Goodwill is tested for impairment on an annual basis during the third quarter. A projected cash flow valuation method is used in the completion of impairment testing performed by an independent third party. In the event that the projected undiscounted cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company used level 3 fair value adjustments for the non-recurring valuation of Goodwill. As of March 31, 2008, the Company’s Goodwill was not impaired.

Other Intangible Assets

The Company recorded intangible assets for identified core deposit intangibles, customer relationship intangibles and other intangibles that were acquired with the acquisitions of Pacific Crest Capital, Inc. (“PCCI”), FBSLO, MCM and REWA. The value and estimated run-off of the intangibles are determined at the time of purchase based on a valuation prepared by a third party. Monthly, amortization of intangibles are accounted for based on a forecasted run-off of the customer deposit and relationship intangible using a discounted cash flow approach which is prepared at the time the intangibles are identified at the date of purchase. These assets are analyzed quarterly to compare the amortization to the actual deposit and customer relationship run-off on a quarterly basis. If the actual run-off is more than the scheduled amortization a write-down of the intangible asset is accounted for. As such, the Company records these assets at fair value and the adjustments are classified as non-recurring level 3 in the valuation hierarchy.

Fair Value Interest Rate Swaps

GAAP requires that all derivatives be recorded at their current fair value on the balance sheet. The Company has entered into fair value interest rate swap agreements with customers. To avoid increasing the Company’s own interest rate risk by entering into these swap agreements, the Company has entered into offsetting fair value swap agreements with several financial institution counterparties. The fair market value of these swaps use observable market prices which are then adjusted for based on future cash flows through a model as such the fair value adjustments represent recurring level 2 adjustments. These fair value interest rate swaps are perfectly matched and the fair values of the swaps are recorded as other assets and other liabilities with the same amount in the Company’s balance sheet. Changes in the fair value of these swaps are not recorded in the Company’s the income statement.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2008 are summarized in the following table:

		Recurring Fair Value Measurements at Reporting
	As of March 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Assets:
Trading Securities:
Mortgage-backed securities	$65,885	$—	$65,885	$—

Total	65,885	—	65,885	—

Available-for-Sale:
U.S. Treasury obligations	25,241	—	25,241	—
U.S. Agency obligations	416,401	—	416,401	—
Collateralized mortgage Obligations	22,378	—	22,378	—
Mortgage-backed securities	372,629	—	372,629	—
Asset-backed securities	2,126	—	2,126	—
State and municipal securities	257,101	—	257,101	—

Total	1,095,876	—	1,095,876	—

Fair value swap asset	11,179	—	11,179	—

Total assets at fair value	$1,172,940	$—	$1,172,940	$—

Liabilities:
Fair value swap liability	$11,179	$—	$11,179	$—

Total liabilities at fair value	$11,179	$—	$11,179	$—

The Company may be required, to measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2008 are summarized in the table below:

		Non-recurring Fair Value Measurements at Reporting
	As of March 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Assets:
Impaired Loans	$46,743	$—	$46,743	$—
Servicing Rights	4,089	—	—	4,089
Intangible assets	7,969	—	—	7,969

Total assets at fair value	$58,801	$—	$46,743	$12,058

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2008. In addition, there were no transfers in or out of the Company’s level 3 financial assets and liabilities for the three months ended March 31, 2008.

13. SEGMENTS

The Company has four operating lines of business for segment reporting purposes including Community Banking, Commercial Banking, RAL and RT Programs and Wealth Management. The All Other segment consists of the administrative support units. The reported financial results for each respective business are based on Management assumptions, which allocate balance sheet and income statement items to each segment based on the type of customer and the types of products and services offered. If the Management structure and or allocation process changes, allocations, transfers and assignments may change. A detailed description of each segment and, the products, services and customers from which revenues are derived and the calculation of funds transfer pricing for each segment are disclosed within the Company’s 2007 10-K’s Consolidated Financial Statements, Note 24, “Segments”.

Segment Disclosure

The following tables present information for each specific operating segment regarding assets, profit or loss, and specific items of revenue and expense that is included in that measure of segment profit or loss as reviewed by the Chief Executive Officer. Included in the table is the All Other information which includes the administrative support units and balancing of the funding uses and sources activity and is not allocated to the four operating segments.

	Three-Months Ended March 31, 2008
	Operating Segments
	Community Banking	Commercial Banking	RAL and RT Programs	Wealth Management	All Other	Total
	(in thousands)
Interest income	$30,280	$56,183	$106,854	$2,478	$15,225	$211,020
Interest expense	12,998	—	5,649	8,147	23,041	49,835

Net interest income	17,282	56,183	101,205	(5,669)	(7,816)	161,185

Provision for loan losses	8,366	7,281	32,792	(45)	—	48,394
Non-interest income	5,416	1,166	106,754	7,905	4,073	125,314
Non-interest expense	9,430	4,813	67,186	5,947	34,478	121,854

Direct income before tax	4,902	45,255	107,981	(3,666)	(38,221)	116,251

Indirect credit (charge) for funds	15,382	(41,141)	(4,580)	16,857	13,482	—

Net income (loss) before tax	$20,284	$4,114	$103,401	$13,191	$(24,739)	$116,251

Total assets	$1,888,333	$3,496,605	$493,916	$180,887	$1,339,640	$7,399,381

	Three-Months Ended March 31, 2007 (As restated)
	Operating Segments
	Community Banking	Commercial Banking	RAL and RT Programs	Wealth Management	All Other	Total
	(in thousands)
Interest income	$47,924	$57,469	$114,268	$3,281	$13,769	$236,711
Interest expense	15,578	2	9,600	10,058	26,078	61,316

Net interest income	32,346	57,467	104,668	(6,777)	(12,309)	175,395

Provision for loan losses	7,018	123	71,858	(21)	—	78,978
Non-interest income	6,429	1,163	85,466	7,641	3,555	104,254
Non-interest expense	11,871	3,908	62,002	5,451	31,662	114,894

Direct income before tax	19,886	54,599	56,274	(4,566)	(40,416)	85,777

Indirect credit (charge) for funds	7,200	(39,156)	2,268	18,952	10,736	—

Net income (loss) before tax	$27,086	$15,443	$58,542	$14,386	$(29,680)	$85,777

Total assets	$2,628,636	$2,977,963	$491,062	$155,995	$1,167,796	$7,421,452

14. SUBSEQUENT EVENTS

We have begun to elect fair value accounting for some of our new term debt in the second quarter of 2008. This election was made for certain FHLB advances entered into during April and May 2008. The Company has made no decision to elect fair value accounting for all current or future advances, rather elections will be made as management considers it necessary to manage interest rate risk. The materiality of the impact of this election will depend upon the extent interest rates for debt of similar maturities change during the life of these advances. The Company does not anticipate that this election will have a material impact to the Company’s financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into management’s assessment of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity. It should be read in conjunction with the 2007 10-K and unaudited interim consolidated financial statements and notes thereto and the other financial information appearing elsewhere in this report.

BUSINESS

PCB is a bank holding company. All references to “the Company” or PCB apply to PCB and its subsidiaries on a consolidated basis. The Company’s organizational structure and description of services are discussed in Item 1, “Business” and in Note 1, “Summary of Significant Accounting Policies” of the Company’s Consolidated Financial Statements in the 2007 10-K and should be read in conjunction with this 10-Q. Terms and acronyms used throughout this document are defined in the glossary on pages 46 through 47. Throughout the Management Discussion and Analysis (“MD&A”) of this 10-Q, there is discussion of the Company’s financial information with and without the RAL and RT programs. When the discussion refers to the “Core Bank”, this means all of the financial activity of the consolidated financial statements excluding the RAL and RT programs.

On January 4, 2008, PCBNA acquired the assets of REWA, a San Luis Obispo, California-based registered investment advisor which provides personal and financial investment advisory services to individuals, families and fiduciaries. On the date of purchase, REWA managed assets of $464.1 million and PCBNA initially paid $7.0 million for the assets of the firm. In exchange, PCBNA acquired substantially all of the assets and liabilities of REWA (with an additional contingent payment due five years after the purchase date) and formed a new wholly-owned subsidiary of PCBNA by the same name. In connection with the acquisition of REWA, the Company has recorded $4.2 million of goodwill and $2.8 million of intangible assets. The goodwill associated with the purchase of REWA will be reviewed annually for impairment and the intangible assets will be amortized over their expected life and reviewed quarterly for impairment. The clients of REWA will continue to be served by the same principal and support staff.

Segments

The Company’s businesses as viewed by Management are organized by product line and result in four reportable operating segments. The reportable segments are: Community Banking, Commercial Banking, RAL and RT Programs and Wealth Management. The administrative functions of the Company are not considered part of operating activities of the Company and for financial reporting purposes the activity is reported in the “All Other” column for segment reporting purposes. A description of the segments, financial results and allocation methodology is discussed in the Company’s Consolidated Financial Statements within the 2007 10-K, Note 24, “Segments” and the current financial results for each segment are presented in this 10-Q, Note 13, “Segments” in the Consolidated Financial Statements. The significant changes within the financial statements that relate to each segment are incorporated in the MD&A below.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies for balance sheet and income statement accounts are disclosed in the 2007 10-K, Note 1, “Summary of Significant Accounting Policies” on pages 76 – 88 and in the “Critical Accounting Polices” section of the MD&A on pages 54 – 57 of the 2007 10-K. Management believes that a number of the critical accounting policies are essential to the understanding of the Company’s financial condition and results of operation because they involve estimates, judgment, or are otherwise less subject to precise measurement and because the quality of the estimates materially impact those results. A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements. These include: allowance for loan losses, accounting for income taxes, goodwill and other intangible assets and revenue recognition for the RAL and RT Programs. These critical accounting policies are discussed in detail in the Company’s 2007 10-K, including a description of how the estimates are determined and an indication of the consequences of an over or under estimate. Although Management believes these estimates and assumptions to be reasonably accurate, actual results may differ.

OVERVIEW AND HIGHLIGHTS

Net income for the first quarter of 2008 was $72.5 million, or $1.56 per diluted share, compared with net income of $51.6 million, or $1.09 per diluted share, reported for the first quarter of 2007. The Core Bank’s income before tax for the first quarter of 2008 was $8.3 million compared to $29.5 million for the first quarter of 2007. The RAL and RT program’s income before tax for the first quarter of 2008 was $108.0 million compared to $56.3 million for the first quarter of 2007.

The significant factors impacting net income for the first quarter of 2008 compared to the first quarter of 2007 were:

•	an increase in volume from the RT program, which increased RT fees by $20.3 million,

•

increased loan quality for the RAL program as the result of enhanced risk management controls which ultimately resulted in a significantly reduced provision for loan losses for RALs by $39.1 million or 54.4%,

•

an increase in provision for loan losses for the Core Bank of $8.5 million due to the deterioration in the economy, which led to an increase in non-performing loans with a majority of this increase occurring in the residential real estate construction loans portfolio (homebuilding industry),

•	challenging interest rate environment that continues to compress net interest margins, which resulted in a reduction of the Core Bank’s FTE net interest margin to 3.64% from 4.27%,

•

a decrease in interest income of $25.7 million primarily as the result of loans sales and transfers during 2007 and a combination of changes in the channel volumes and average fees collected on RALs, and

•	a reduction of interest expense of $11.5 million mostly attributable to decreased interest rates paid on deposits and borrowings.

The impact to the Company from these items and others will be discussed in more detail throughout the analysis sections of this report as they pertain to the Company’s overall comparative performance for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.

RESULTS OF OPERATIONS

INTEREST INCOME

The following table presents a summary of interest income for the three month periods ended March 31, 2008 and 2007:

	Three-Months Ended March 31,
			Change
	2008	2007	$	%
		(As restated)
	(dollars in thousands)
Interest income:
Loans	$194,088	$222,918	$(28,830)	(12.9%)
Investment securities, trading	833	—	833	N/A
Investment securities, available-for-sale	14,087	12,989	1,098	8.5%
Other	2,012	804	1,208	150.2%

Total	$211,020	$236,711	$(25,691)	(10.9%)

Interest income for the first quarter 2008 decreased by $25.7 million, or 10.9% compared to the first quarter of 2007 primarily due to a decline in interest income from loans of $28.8 million, or 12.9%. The decrease in loan interest income was partially offset by increased interest income from investments of $3.1 million for the comparable quarters. Interest income on loans declined for the comparable quarters primarily due to loan sales in 2007, interest rate declines resulting from target rate cuts and a decline in RAL interest income. Interest income from consumer loans declined by $9.2 million for the first quarter 2008 compared to 2007 primarily due to the $4.2 million decrease in interest income from indirect auto loans due to the sale of the majority of the portfolio in the second quarter of 2007 and $3.9 million decline in interest income from the Holiday loan product which was no longer offered in 2008. RAL interest income declined by $7.4 million for the first quarter 2008 compared to 2007 mostly due to a combination of changes in channel volumes and average fees collected on RALs. Also contributing to the decrease was the impact of the leasing portfolio sale completed in the second quarter of 2007, which contributed $6.8 million to interest income for the first quarter of 2007. The remaining decline in loan interest income was the result of small declines in commercial, commercial real estate and residential real estate loan interest due to a combination of interest rate changes and two residential real estate loan transactions which converted $353.4 million of loans to securities in the fourth quarter of 2007 and first quarter of 2008.

The increase in other interest income is due to increased investments in short-term commercial paper and overnight federal funds as a result of increased collections in 2008 from the RAL and RT programs.

INTEREST EXPENSE

The following table represents the three month comparable periods of interest expense:

	Three-Months Ended March 31,
			Change
	2008	2007	$	%
	(dollars in thousands)
Interest expense:
Deposits	$28,424	$35,422	$(6,998)	(19.8%)
Securities sold under agreements to repurchase	2,773	2,624	149	5.7%
Federal funds purchased	841	4,220	(3,379)	(80.1%)
Long-term debt and other borrowings	17,797	19,050	(1,253)	(6.6%)

Total	$49,835	$61,316	$(11,481)	(18.7%)

Interest expense for the first quarter of 2008 decreased by $11.5 million or 18.7%, to $49.8 million compared to $61.3 million for the first quarter of 2007. This decrease in interest expense is primarily due to decreased interest paid on deposits of $7.0 million or 19.8% for the first quarter of 2008 compared to the first quarter of 2007. The decline in interest expense on deposits was mostly the result of decreased interest rates. Interest expense on borrowings also declined by $4.5 million, or 17.3% for the quarter ended March 31, 2008 compared to the first quarter of 2007. The decline in interest expense on borrowings for the comparable quarters was a result of decreased cost of funds as well as decreased volume of borrowing. The decrease in the volume of borrowing was the result of the increased RAL and RT collections in 2008. The Company experienced increased RT volumes and quicker IRS payments on RALs and RTs in 2008 compared to 2007. The additional funds were utilized to decrease debt, fund current loan production and invest in short-term instruments.

NET INTEREST MARGIN

The net interest margin is reported on a FTE basis. A tax equivalent adjustment is added to reflect that interest earned on certain municipal securities and loans which are exempt from Federal income tax.

The following tables present FTE net interest margin:

	Three-Months Ended March 31,
	2008			2007
	Average Balance	Income	Rate	Average Balance	Income	Rate
				(As restated)
	(in thousands)
Assets:
Commercial paper	$60,373	$454	3.02%	$—	$—	0.00%
Federal funds sold	209,193	1,558	3.00%	59,243	804	5.50%
Securities: (1) (2)
Taxable	959,956	11,956	5.01%	912,814	10,209	4.54%
Non-taxable	225,760	3,933	6.97%	207,970	4,225	8.13%

Total securities	1,185,716	15,889	5.38%	1,120,784	14,434	5.21%

Loans: (1) (3)
Commercial (including leasing)	1,190,699	20,998	7.09%	1,333,226	29,528	8.98%
Real estate-multi family & Commercial	2,534,337	40,829	6.44%	2,065,549	38,457	7.45%
Real estate-residential 1-4 family	1,082,328	16,294	6.02%	1,414,174	20,695	5.85%
Consumer	984,920	115,942	47.35%	1,573,715	134,278	34.60%
Other	4,974	73	5.90%	2,962	53	7.26%

Total loans, net	5,797,258	194,136	13.44%	6,389,626	223,011	14.10%

Total interest-earning assets	7,252,540	212,037	11.76%	7,569,653	238,249	12.76%

Market Value Adjustment	29,097			22,083
Non-interest-earning assets	1,107,818			1,094,988

Total assets	$8,389,455			$8,686,724

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,104,083	9,038	1.73%	$2,072,980	12,548	2.45%
Time certificates of deposit	1,945,691	19,386	4.01%	2,016,157	22,874	4.60%

Total interest-bearing deposits	4,049,774	28,424	2.82%	4,089,137	35,422	3.51%

Borrowed funds:
Repos and Federal funds purchased	389,524	3,614	3.73%	525,802	6,844	5.28%
Other borrowings	1,395,557	17,797	5.13%	1,453,147	19,050	5.32%

Total borrowed funds	1,785,081	21,411	4.82%	1,978,949	25,894	5.31%

Total interest-bearing liabilities	5,834,855	49,835	3.44%	6,068,086	61,316	4.10%

Non-interest-bearing demand deposits	1,368,499			1,393,120
Other liabilities	485,960			590,099
Shareholders’ equity	700,141			635,419

Total liabilities and shareholders’ equity	$8,389,455			$8,686,724

Tax equivalent net interest income/margin		162,202	9.00%		176,933	9.48%

Less: non-taxable interest from securities and loans		1,017	0.06%		1,538	0.08%

Net interest income		$161,185	8.94%		$175,395	9.40%

Consumer loans, Core Bank	$593,895	$10,791	7.31%	$858,330	$20,010	9.45%
Loans, Core Bank	$5,406,233	$88,985	6.62%	$5,674,241	$108,743	7.77%

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.
(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.
(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Volume and Rate Variance Analysis of Net Interest Income – Tax Equivalent Basis

	Three-Months Ended March 31, 2008 versus March 31, 2007
	(in thousands)
	Changes due to
	Rate	Volume	Total Change
Commercial paper	$—	$454	$454
Federal funds sold	(509)	1,263	754
Investment securities	533	922	1,455
Loans, net	30,473	(59,348)	(28,875)

Total interest-earning assets	$30,497	$(56,709)	$(26,212)

Savings and interest-bearing demand transaction accounts	(3,700)	190	(3,510)
Time certificates of deposit	(2,741)	(747)	(3,488)

	(6,441)	(557)	(6,998)

Repos and Federal funds purchased	(1,715)	(1,515)	(3,230)
Other borrowings	(594)	(659)	(1,253)

	(2,309)	(2,174)	(4,483)

Total interest-bearing liabilities	(8,750)	(2,731)	(11,481)

Tax equivalent net interest income	$39,247	$(53,978)	$(14,731)

Income and yield calculations are presented on a fully taxable equivalent basis.

The change not solely due to volume or rate has been prorated into rate and volume components.

“Repos” are securities sold under agreements to repurchase.

Net Interest Margin

The FTE net interest margin for the three months ended March 31, 2008 decreased to 9.00% compared to 9.48% for the same period of 2007. This decrease is a result of declining interest rates in combination with a decline in total interest earning assets partially offset by declines in total interest bearing liabilities and interest rates on borrowings. Average loans decreased by $592.4 million for the comparable periods that are mostly attributed to the sale and transfer of the indirect auto, leasing and residential loan portfolio sales that took place in the second and fourth quarters of 2007 and, in the first quarter of 2008. The first quarter net interest margin of each year is significantly impacted by the RAL activity that peaks during the first quarter of each year. RALs generally have a very short duration (2-3 weeks), which cause the interest rates received on consumer loans to be significantly higher than what is anticipated for the entire year. Due to the seasonality of the RAL product, Management has disclosed the Core Bank net interest margin, which excludes RALs in the following table. The net interest margin for the Core Bank decreased to 3.64% for the three months ended March 31, 2008 compared to 4.27% for the same period of 2007. The decrease in the Core Bank net interest margin has occurred for the same reasons described above, excluding the interest income on RALs for the first quarter of 2008 compared to the first quarter of 2007.

	Three-Months Ended March 31,
	2008	2007
		(As restated)
	(dollars in thousands)
Consolidated average earning assets	$7,252,540	$7,569,653
Less: RAL average earning assets	507,040	713,718

Core bank average earning assets	6,745,500	6,855,935

Consolidated tax equivalent net interest income	162,202	176,933
Less: RAL net interest income	101,205	104,668

Core bank tax equivalent, non-GAAP net interest income	$60,997	$72,265

Core bank net interest margin	3.64%	4.27%

PROVISION FOR LOAN LOSSES

Quarterly, the Company determines the amount of allowance for loan losses adequate to provide for probable losses inherent in the Company’s loan portfolios. This net change in the required allowance for loan losses net of current period loan charge offs and recoveries determines the Company’s provision for loan losses. For a detailed discussion of the Company’s allowance for loan losses, refer to the “Significant Accounting Policies” discussion in Note 1 “Summary of Significant Accounting Policies” in the Consolidated Financial Statements of the 2007 10-K.

Provision for loan losses decreased by $30.6 million, or 38.7% for the first quarter of 2008 compared to the first quarter of 2007. This decrease in provision for loan losses is due to the RAL program. The RAL provision for loan losses decreased by $39.1 million, or 54.4% for the three months ended March 31, 2008 compared to the same period in 2007. The decrease in RAL provision is due to the enhanced credit controls put into place by the Company for the 2008 RAL season. The enhanced credit risk controls for RALs resulted in a decline in unpaid RALs by $36.3 million at March 31, 2008, compared to 2007. The total loss rate on RALs has decreased to 0.71% for the first three months of 2008 compared to 1.48% for the first three months of 2007. The RAL provision for loan losses is reported in the RAL and RT Program segment.

Provision for loan losses for the Core Bank increased by $8.5 million for the first quarter 2008 compared to 2007. The Core Bank’s loan portfolio has been impacted negatively primarily by the Company’s residential construction loan portfolio which experienced deterioration of credit quality during the first quarter of 2008 compared to 2007, this contributed $11.5 million of the increase to the provision for loan losses. Also contributing to the provision increase were increased provision expense related to the residential real estate and home equity portfolios of $4.7 million and $2.6 million for the comparable periods. These increases in provision expense were partially offset by a positive impact from provision expense decline as a result of the discontinued and sold loan portfolios which contributed a net decrease to provision expense of $7.4 million for the comparable first quarter 2008 to 2007. Also partially offsetting the overall net increase to provision expense for the comparable quarters was a net decline in provision for all other loan products of $2.9 million for the comparable quarters.

NON-INTEREST INCOME

Non-interest income primarily consists of fee income received from servicing deposit relationships, trust and investment advisory fees, RT fees earned from processing tax refunds, fees and commissions earned on certain transactions, unrealized gains and losses on the trading portfolio, impairment of AFS MBS securities and realized gains and losses on sold and called securities and gains and losses on the sale or disposal of assets.

The table below summarizes the changes in non-interest income:

	Three-Months Ended March 31,
			Change
	2008	2007	$	%
	(dollars in thousands)
Non-interest income:
Refund transfer fees	$59,555	$39,218	$20,337	51.9%
Gain on sale of RALs, net	44,580	41,822	2,758	6.6%
Service charges and fees	10,125	12,681	(2,556)	(20.2%)
Trust and investment advisory fees	6,631	6,230	401	6.4%
Gain on securities, net	2,839	1,941	898	46.3%
Other	1,584	2,362	(778)	(32.9%)

Total	$125,314	$104,254	$21,060	20.2%

Total non-interest income was $125.3 million for the three months ended March 31, 2008 compared to $104.3 million for the same period in 2007, an increase of $21.1 million or 20.2%. This increase is mostly attributed to the seasonal activity in the RAL and RT segment. RT fees increased $20.3 million or 51.9 % from $39.2 million in the first quarter 2007 to $59.6 million in the first quarter of 2008. The increase in RT fees occurred due increased volume of RTs. The increased volume of RTs is partially the result of the Company’s enhanced credit risk management controls which impacted RAL declines and increased RT volumes. Also contributing to the increase in RT fees was increased of volume of RT transactions which increased by 935,000 compared to the first quarter of 2007 transactions.

The net gain on sale of RALs was $44.6 million for the first quarter or 2007, an increase of $2.8 million or 6.6% for the same period in 2007. The increase in the gain is directly related to the increased volume of RALs sold into the securitization facility. For additional explanation and disclosure regarding the securitization of RALs refer to Note 8 and Note 7, “RALs and RT Programs” of the Consolidated Financial Statements of this 10-Q and the 2007 10-K, respectively.

The increase in non-interest income was offset by a decrease in service charges and fees of $2.6 million when comparing the three month period ended March 31, 2008 to March 31, 2007. This decrease was primarily caused by lower collection fees on RALs which occurred due to contract changes and a decrease in the number of participants involved in the cross collection program. RAL collection fees are earned by returning RAL customers and cross-collections from third party vendors who participate in the cross collection program that collect on previous years’ charged-off RALs and, in return, a fee is earned by the Company.

NON-INTEREST EXPENSE

The following table summarizes the changes in non-interest expenses:

	Three-Months Ended March 31,
			Change
	2008	2007	$	%
	(dollars in thousands)
Non-interest expenses:
Refund program marketing and technology fees	$45,000	$44,487	$513	1.2%
Salaries and employee benefits	34,692	35,800	(1,108)	(3.1%)
Occupancy expenses, net	6,509	5,309	1,200	22.6%
Furniture, fixtures and equipment, net	2,605	2,466	139	5.6%
Other	33,048	26,832	6,216	23.2%

Total	$121,854	$114,894	$6,960	6.1%

The Company’s non-interest expenses increased by $7.0 million, or 6.1% for the first quarter of 2008 compared to the first quarter of 2007. The majority of this increase is due to increased other expenses of $6.2 million or 23.2%, to $33.0 million for the three months ended March 31, 2008 compared to $26.8 million for the same period in 2007. The increase in other expenses is primarily due to accruals for increased contractual volume incentive fees of $5.0 million in the first quarter of 2008 compared to 2007 due to the PRO channel of the RAL and RT program. The Company recorded $2.5 million of additional expense to increase the off-balance sheet reserve compared to the first quarter of 2007. This increase is primarily the result of a change in the reserve methodology for off-balance sheet commitments as disclosed in Note 5, “Loans” of this 10-Q.

PROVISION FOR INCOME TAXES

Provision for income taxes for the first quarter of 2008 was $43.8 million compared to $34.1 million in the first quarter of 2007. The $9.6 million increase for the comparable quarters is mostly attributable to the increased pre-tax income from the RAL and RT Programs of $51.7 million for the first quarter 2008 compared to 2007. Also impacting the increased provision is a change in the Company’s estimated tax rate for 2008 to 37.65% compared to 2007’s full year tax rate of 35.77%. The change in the 2008 tax rate is partially attributable to the increased income from the RAL and RT Programs in the first quarter of 2008 compared to 2007. The RAL and RT Programs do not have any tax-advantaged instruments and are taxed at a statutory rate of 42.05%. The Core Bank operations have tax-advantaged investments such as certain municipal bonds, certain loans and low-Income tax housing partnerships which reduce the consolidated Company’s tax rate.

BALANCE SHEET ANALYSIS

SECURITIES

The Company’s total investment securities declined $162.0 million, or 12.2% to $1.2 billion at March 31, 2008 compared to December 31, 2007. The decline is the net result of $164.8 million of called or matured securities from the AFS portfolio partially offset by purchases of $93.3 million of AFS investment securities, and principal payments of $15.0 million.

The Company’s trading securities portfolio decreased by $81.0 million, or 55.1% to $65.9 million at March 31, 2008 compared to December 31, 2007. This decrease occurred as a result of MBS sales of $146.7 million in the first quarter of 2008 offset by the addition of $67.6 million of MBS securities received in the settlement of a residential real estate loan conversion transaction.

Additional information related to the Company’s securities portfolios is included in Note 4, “Securities” of the Company’s Consolidated Financial Statements. All of the transactions of the securities portfolios are managed by the finance department. Earnings on the securities are reported in the “All Other” column in Note 13, “Segments” of this 10-Q.

LOAN PORTFOLIO

Loans Held for Investment

The following table summarized loans held for investment:

	March 31, 2008	December 31, 2007	Change
			$	%
	(dollars in thousands)
Real estate:
Residential—1 to 4 family	$1,098,606	$1,075,663	$22,943	2.1%
Multi-family residential	285,241	278,935	6,306	2.3%
Commercial	1,625,242	1,558,761	66,481	4.3%
Construction	696,577	651,307	45,270	7.0%
Commercial loans	1,184,956	1,196,808	(11,852)	(1.0%	)
Home equity loans	393,732	394,331	(599)	(0.2%	)
Consumer loans	199,171	200,094	(923)	(0.5%	)
RALs	61,102	—	61,102	N/A
Other loans	2,836	3,257	(421)	(12.9%	)

Total loans	$5,547,463	$5,359,156	$188,307	3.5%

Total loans increased by $188.3 million from December 31, 2007 to March 31, 2008. A majority of the growth in the loan portfolio during the first quarter of 2008 was in commercial real estate, RAL and construction loans. The growth in the commercial real estate and construction loans of $111.8 million is partially attributed to two new commercial banking offices opened in adjacent markets in 2007 as well as strong growth from all of the existing market areas in commercial real estate and construction loans. The peak of the RAL season is in the first quarter of every year and any RAL outstanding at December 31, 2007 was charged off. In 2008, any RAL originated prior to March 1, 2008 and still outstanding at March 31, 2008 was charged-off. These increases were partially offset by a decrease in the commercial loan portfolio of $11.9 million at March 31, 2008 from December 31, 2007.

The Company offers loans to individuals and small to medium size businesses. The Community Banking segment consists of residential mortgage loans, personal lines of credit, equity lines and loans and automobile loans. The Commercial Banking segment consists of commercial lines of credit, letters of credit, small business lending and asset-based lending products. The Wealth Management segment serves customers who meet certain net-worth, income and liquidity criteria and, there are not specific loan types offered to the customers served in this segment. A more detailed description of each segment and the loan products offered is the 2007 10-K.

Loans Held for Sale

At December 31, 2007, the Company had $68.3 million of adjustable rate residential loans classified as held for sale. On January 4, 2008 $68.2 million of these loans were converted to MBS and placed in the Company’s trading portfolio. The remainder of the loans held for sale were also sold in January 2008.

ALLOWANCE FOR LOAN LOSSES (“ALLL”)

Total ALLL increased by $20.6 million to $65.5 million at March 31, 2008 from $44.8 million at December 31, 2007. The increase to ALLL is primarily due to the deterioration of several customer relationships in the home building industry.

Total non-performing loans increased to $160.7 million at March 31, 2008 from $73.3 million at December 31, 2007. During the first quarter of 2008, residential construction loan relationships (homebuilding industry) attributed approximately 90% of the increase in non-performing loans. As shown in the table on the following page as of March 31, 2008, the allowance for loan losses was 1.06% of total loans. This is an increase of 0.22% from 0.84% at December 31, 2007.

Allowance for loan losses—RAL

As explained in Note 8, “RAL and RT Programs” at March 31, 2008, the allowance for loan losses for RAL was $7.2 million and was determined using historical statistical analysis of collectibility and IRS payment patterns.

NON-PERFORMING LOANS

The table below summarizes the Company’s nonperforming assets and loan quality ratios.

	March 31, 2008	December 31, 2007	March 31, 2007 (As restated)
	(dollars in thousands)
Nonaccrual loans	$159,508	$72,186	$12,029
Loans past due 90 days or more on accrual status	1,240	1,131	266
Troubled debt restructured loans	—	—	7,217

Total nonperforming loans	160,748	73,317	19,512
Foreclosed collateral	2,910	3,357	2,967

Total nonperforming assets	$163,658	$76,674	$22,479

Allowance for loan losses, Core Bank	$58,276	$44,843	$55,596
Allowance for loan losses, RALs	7,215	—	7,608

Total allowance for loan losses, Consolidated	$65,491	$44,843	$63,204

COMPANY RATIOS—Consolidated:
Coverage ratio of allowance for loan losses to total loans	1.18%	0.84%	1.15%
Coverage ratio of allowance for loan losses to nonperforming loans	41%	61%	324%
Ratio of nonperforming loans to total loans	2.90%	1.37%	0.35%
Ratio of nonperforming assets to total assets	2.21%	1.04%	0.30%
Ratio of allowance for loan losses to potential problem loans and nonperforming loans	18.22%	31.07%	78.87%

COMPANY RATIOS—Core Bank:
Coverage ratio of allowance for loan losses to total loans	1.06%	0.84%	1.03%
Coverage ratio of allowance for loan losses to nonperforming loans	36%	61%	285%
Ratio of nonperforming loans to total loans	2.93%	1.37%	0.36%
Ratio of nonperforming assets to total assets	2.27%	1.04%	0.32%
Ratio of allowance for loan losses to potential problem loans and nonperforming loans	16.21%	31.07%	69.38%

Nonaccrual Loans: Loans on which the accrual of interest is discontinued and any unpaid but accrued interest is reversed at the time the loan is placed on nonaccrual. These loans may be collateralized. Collection efforts are pursued on all nonaccrual loans. Historically, consumer loans are an exception to this treatment. Typically, they are charged-off at predetermined delinquency benchmarks based on product type and collateral value. All consumer loans are charged-off no later than 120 days past due.

Collection efforts continue even after charge-off.

Past Due Loans: Included in the table above as “loans past due 90 days or more on accrual status” are commercial and industrial, real estate, and other secured consumer loans. These loans are well collateralized and in the process of collection.

Foreclosed Collateral: Foreclosed collateral consists primarily of real estate properties obtained through foreclosure or accepted in lieu of foreclosure.

DEPOSITS

The following table summarizes the deposits.

	March 31, 2008	December 31, 2007	Change
			$	%
	(dollars in thousands)
Non-interest bearing deposits	$1,116,182	$1,002,281	$113,901	11.4%

Interest-bearing deposits:
NOW accounts	1,119,338	1,145,655	(26,317)	(2.3%)
Money market deposit accounts	727,147	748,417	(21,270)	(2.8%)
Other savings deposits	244,443	254,273	(9,830)	(3.9%)
Time certificates of $100,000 or more	1,094,486	1,063,271	31,215	2.9%
Other time deposits	533,608	749,915	(216,307)	(28.8%)

Total deposits	$4,835,204	$4,963,812	$(128,608)	(2.6%)

The Company’s deposits decreased by $128.6 million, or 2.6% from December 31, 2007 to March 31, 2008. The decrease is mostly attributed to the maturity of $189.6 million of brokered certificates of deposit used to fund the RAL program which are included in other time deposits. Brokered certificates of deposit are large short-term deposits which assist with providing funding for the RAL and RT Programs during the first quarter of each year. The overall decline in deposits is also attributable to continued competition in the financial services industry to attract and retain new deposits. At the same time, non-interest bearing deposits increased by $113.9 million. The increase in non-interest bearing deposits is due to the RAL and RT programs which increased by $178.3 million offset by a decline in the Core Bank non-interest bearing deposits. The RAL and RT programs generate non-interest bearing deposits from the period of time between when the IRS sends the money to the Company and when the tax payer receives and cashes the check received by the Company.

OTHER LIABILITIES

Other liabilities increased $95.5 million, or 149.5% from $63.9 million at December 31, 2007 to $159.4 million at of March 31, 2008. This increase is primarily attributable to an increased tax liability of $41.7 million due to increased income in the first quarter, increased liabilities related to unearned fees and undisbursed funds for RAL program of $26.5 million, a $17.4 million increase to interest rate swap liabilities and $9.1 million of accrued contractual incentives for the PRO tax preparer’s developer performance fees for the RAL and RT Programs.

CAPITAL RESOURCES

As of March 31, 2008, under current regulatory definitions, the Company and PCBNA were “well-capitalized,” as defined under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”).

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

The Company’s and PCBNA capital ratios as of March 31, 2008 and December 31, 2007 were as follows:

	Total Capital	Tier 1 Capital	Risk Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
As of March 31, 2008
PCB (consolidated)	$800,234	$624,480	$6,010,826	$8,214,914	13.3%	10.4%	7.6%
PCBNA	779,670	603,916	6,005,996	8,205,077	13.0%	10.1%	7.4%

As of December 31, 2007
PCB (consolidated)	$720,625	$568,075	$5,847,905	$7,126,286	12.3%	9.7%	8.0%
PCBNA	701,225	548,675	5,841,648	7,109,129	12.0%	9.4%	7.7%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

The minimum capital ratios the Company must maintain under the regulatory requirements to meet the standard of “adequately capitalized” and the minimum amounts and ratios required to meet the regulatory standards of “well capitalized” are included in the table above at March 31, 2008 and December 31, 2007.

For the Company, Tier 1 capital generally consists of common stock, surplus, and retained earnings. Tier 2 capital includes a portion of the allowance for loan losses and the subordinated debt discussed in Note 14, “Long-term Debt and Other Borrowings” of the 2007 10-K. The capital benefit of the subordinated debt is reduced 20% per year in the last five years of its term.

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

PCB is the parent company and sole owner of PCBNA. However, there are legal limitations on the amount of dividends, which may be paid by PCBNA to PCB. The amounts that may be paid as dividends by a bank are determined based on the bank’s capital accounts and earnings in prior years. As of March 31, 2008, PCBNA would have been permitted to pay up to $392.4 million as dividends to PCB.

Stock Repurchases

In 2007, the Company commenced and completed the share repurchase program of $25.0 million authorized by the Company’s Board of Directors. There is currently no share repurchase program authorized by the Board of Directors.

Future Sources and Uses of Capital and Expected Ratios

Net income is the major source of capital growth for the Company while dividends distributed to shareholders reduce capital. The Company’s dividend payout ratio was 41.1% for 2007 and the Company anticipates the dividend payout ratio will be consistent with prior years’ payout ratios which were in the range of 36% to 44% over the last three years. The share repurchases made by the Company in the third and fourth quarters of 2007 will reduce the impact to retained earnings from 2008 dividend payments.

There are three primary considerations Management must consider in managing capital levels and ratios. The first is that the Company must be able to meet the credit needs of our customers when they need to borrow. The second consideration is that the Company must be prepared to sell some of the loans it originates in order to manage capital targets. The third consideration is that as loan demand increases, raising additional capital may be necessary. Management investigates the issuance of alternate forms of raising capital on an on-going basis.

In addition to the capital generated from the operations of the Company, a secondary source of capital growth has been the exercise of employee and director stock options. For the period of January 1, 2008 to March 31, 2008, the increase to capital from the exercise of options was $146.5 million.

There are no material commitments for capital expenditures or “off-balance sheet” financing arrangements at March 31, 2008.

Management intends to take the actions necessary to ensure that the Company and the Bank will continue to exceed the capital ratios required for well-capitalized institutions.

Impact of RAL/RT Programs on Capital Adequacy

Formal measurement of the capital ratios for the Company and PCBNA are done at each quarter-end. However, the Company does more frequent estimates of its capital classification during late January and early February of each year because of the large amount of RALs. RALs are 100% risk weighted and due to the large volume of RALs in January and February, Management monitors the Company’s capital ratios daily during these months. Management estimates that, if a formal computation of capital ratios were done on certain days during those weeks PCB and PCBNA may be classified as adequately capitalized, rather than well-capitalized. The Company has discussed this with its regulators and creditors.

Note 7, “RAL and RT Programs” in the 2007 10-K contains a description of the securitization that the Company utilizes as one of its sources for funding RALs and in Note 8, “RAL and RT Programs” of these Consolidated Financial Statements of this 10-Q. The RAL securitization is a true sale of loans to other financial institutions, and except for the capital that must be allocated for the small-retained interest kept by the Company, the sales reduce the impact of RALs on the capital ratios for the Company.

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

For the Company, the most significant challenge relating to liquidity management is providing sufficient liquidity to fund the large amount of RALs, primarily in late January and early February of each year. In addition to the discussion above the following considerations are kept in mind in providing the needed liquidity:

•	Using a large number of institutions so as to not become overly reliant on a limited number of institutions or a particular type of funding vehicle;

•	Using a mixture of committed and uncommitted lines so as to assure a minimum amount of funding in the event of tight liquidity in the markets; and

•	Arranging for at least 30% more funding than anticipated on the peak-funding days for RALs.

The securitization of RALs assists in the Management of the Company’s capital position during the RAL season by selling some RALs to third parties. In addition, the securitization program represents yet another source of liquidity as the proceeds from the sales are lent out to new RAL customers.

RALs generally present the Company with some special funding and liquidity needs and the Company was successful in planning for the liquidity needs for the 2008 RAL peak funding season of January and February. Additional funds are needed for RAL lending only for the very short period of time that RALs are outstanding. The RAL funding season starts in January and continues into April, but even within that time frame, RAL originations are highly concentrated in the last week of January and first two weeks of February. Each year, the Company must arrange for a significant amount of very short-term borrowing capacity. A portion of the funding need can be met by borrowing overnight from other financial institutions through the use of Federal funds purchased and repurchase agreements. These two sources match the short-term nature of the RALs and therefore are an efficient source of funding. However, they are not sufficient to meet the total need for funds, and other sources like advances from the FHLB and brokered deposits must be utilized. Extensive funding planning is accomplished prior to the RAL season to make effective and efficient use of various funding sources. In 2008, Management was successful in executing its plan to meet the funding needs for RAL. In 2008, the Company experienced excess liquidity during the peak RAL season and, Management was able to reinvest funds in short term investments such as commercial paper, securities purchased under agreements to resale and federal funds sold.

As of March 31, 2008, the Company’s liquidity ratio, which is the ratio of liquid assets of cash and cash equivalents, investment securities from the trading and AFS portfolios, loans and loans held for sale divided by short-term liabilities of demand deposits, securities sold under agreements to repurchase and federal funds purchased was 38.5%, compared to 44.8% at December 31, 2007. The Company’s liquidity ratio decreased as a result of an increase in cash and other marketable assets during the first quarter of 2008. Total available liquidity as of March 31, 2008 was $1.36 billion.

At March 31, 2008, the Company had available borrowing capacity of $738.3 million at FHLB and an $852.2 million of borrowing capacity with the FRB. This borrowing capacity is utilized to fund loans when loan growth outpaces deposit growth.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company cannot operate risk-free and make a profit. Instead, the process of risk definition and assessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk. The key risk factors affecting the Company’s business are addressed in Item 1A, Risk Factors in the Company’s 2007 10-K.

Changes in interest rates can potentially have a significant impact on earnings. The Company has addressed the risks associated with interest rate risk in the section below.

INTEREST RATE RISK

The Company’s recent interest rate risk management activities have been focused on reducing the impact of rising and falling interest rates by taking a more neutral position. As the Federal Reserve continues to reduce the target federal funds rate, the markets are anticipating that the Federal Reserve may be nearing the end of this cycle of rate cuts. Management has correspondingly started to take a more neutral interest rate risk position.

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

•

The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, higher fixed-rate mortgages may prepay, or pay down, faster than anticipated, thus reducing future cash flows and interest income.

•

Repricing frequencies and maturity profiles for assets and liabilities may occur at different times. For example, in a falling rate environment, if assets reprice faster than liabilities, there will be an initial decline in earnings. Moreover, if assets and liabilities reprice at the same time, they may not be by the same increment. For instance, if the federal funds rate increased 50 bps, demand deposits may rise by 10 bps, whereas prime based loans will instantly rise 50 bps.

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

Financial instruments do not respond in a parallel fashion to rising or falling interest rates. This causes asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates. Therefore, it is mandatory to monitor interest rate risk and adjust our funding strategies to mitigate adverse effects of interest rate shifts on the Company’s balance sheet. While derivative instruments are effective hedging tools, the Company has been successful at maintaining its interest rate risk profile within policy limits strictly from pro-active deposit pricing and funding strategies. In the future, however, other strategies may be implemented to manage interest rate risk. These strategies may include, but may not be limited to, utilizing interest rate derivatives, buying or selling loans or securities, utilizing structured repurchase agreements and entering into other interest rate risk management instruments and techniques.

Net Interest Income (“NII”) and Economic Value of Equity (“EVE”) Simulations

The results of the asset liability model indicate how much of the Core Bank’s net interest income and net economic value are “at risk” (deviation from the base case) from +/- 2% shocks. This exercise is valuable in identifying risk exposures and in comparing the Core Bank’s interest rate risk profile relative to other financial intermediaries.

The EVE and NII results as of March 31, 2008 and March 31, 2007 are displayed in the table below. These figures indicate that the Core Bank net interest income at risk over a one-year period and net economic value at risk are well within the adopted ALCO policy ranges.

RATE SENSITIVITY SUMMARY

EVE Shock Summary Report
	(MM $’s)
	DN 200	UP 200
% Chg from Base	-5.0%	-4.8%
Previous Year	-0.6%	-9.2%
Upper Policy:	-15.0%	-15.0%
w/in Limit:	Yes	Yes

NII Shock Summary Report
	(MM $’s)
	DN 200	UP 200
% Chg from Base	-7.1%	5.0%
Previous Year	-6.4%	4.5%
Upper Policy:	-10.0%	-10.0%
w/in Limit:	Yes	Yes

The simulation indicates a 5.0% improvement in the “Up 200” scenario for NII, using a scenario in which the federal funds rate immediately increases 200 basis points to 4.25%. As indicated above, with respect to economic value of equity, the Company has managed its Interest Rate Risk to mitigate its exposure to rising interest rates in the event the Federal Open Market Committee (“FOMC”) resumes a restrictive monetary policy.

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

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was conducted under the supervision and with the participation of the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) were effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CD: Certificates of Deposit.

Core Bank: Consolidated financial results less the financial results from the RAL and RT Programs. Also defined as “Excluding RAL and RT”.

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

FHLB: Federal Home Loan Bank.

FNB: First National Bank of Central California.

FOMC: Federal Open Market Committee.

FRB: Board of Governors of the Federal Reserve System and the Federal Reserve Bank of San Francisco.

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

FVO: Fair value option.

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

PCB: Pacific Capital Bancorp.

PCBNA: Pacific Capital Bank, National Association.

PCCI: Pacific Crest Capital Inc.

RAL: Refund anticipation loan.

RAL Pre-file: A RAL product that is offered in advance of the taxpayer’s filing of their tax return, primarily in the month of January, for a portion of the anticipated refund amount. The loan is repaid upon a funded RAL or RT.

RAL and RT Programs: There are two products related to income tax returns filed electronically, RAL and RT. The Company provides these products to taxpayers who file their returns electronically nationwide.

Repos: Securities sold under agreement to repurchase.

REWA: R.E. Wacker Associates.

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

Weighted average rate: Total interest divided by the computed daily weighted average balance.

Wholesale borrowing: Borrowings from other financial institutions.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 11, Commitments and Contingencies to the Consolidated Financial Statements of this quarterly report on Form 10-Q.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed in the 2007 Form 10-K, which could materially affect the Company’s business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2007, the Company commenced and completed the share repurchase program of $25.0 million authorized by the Company’s Board of Directors. There is currently no share repurchase program authorized by the Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.1	Certification of George S. Leis

	31.2	Certification of Stephen V. Masterson

32.	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	32.1	Certification of George S. Leis and Stephen V. Masterson

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ George S. Leis	May 9, 2008
George S. Leis President and Chief Executive Officer

/s/ Stephen V. Masterson	May 9, 2008
Stephen V. Masterson Executive Vice President and Chief Financial Officer