Form 10-Q
period 2008-06-30
PACIFIC CAPITAL BANCORP /CA/
filed 2008-08-08
CIK 357264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock of the registrant outstanding as of July 30, 2008: 46,194,529

PART I. FINANCIAL INFORMATION		3

Forward-looking statements		3

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and as of December 31, 2007	4

	Consolidated Statements of Income (Unaudited)	5

	Consolidated Statements of Comprehensive Income (Unaudited)	6

	Consolidated Statements of Cash Flows (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

The financial statements included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	51

Glossary		53

PART II. OTHER INFORMATION		55

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	55

Item 4.	Submission of Matters to a Vote of Security Holders	55

Item 5.	Other Information	56

Item 6.	Exhibits	56

SIGNATURES		56

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

Certain statements contained in Pacific Capital Bancorp’s (“the Company”) Annual Report on Form 10-K and Quarterly Report on Form 10-Q, as well as statements by the Company in periodic press releases and oral statements made by Company officials to securities analysts and shareholders during presentations about the Company, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the health of the capital markets, the Company’s de novo branching and acquisition efforts, the operating characteristics of the Company’s income tax refund loan and transfer programs and the economic conditions within its markets.  These forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in California; (4) the occurrence of terrorist acts or natural disasters, such as earthquakes; (5) reduced demand for or earnings derived from the Company’s refund anticipation loan (“RAL”) and refund transfer (“RT”) programs; (6) legislative or regulatory changes or litigation adversely affecting the businesses in which the Company engages; (7) unfavorable conditions in the capital markets; (8) challenges in opening additional branches, integrating acquisitions or introducing new products or services; and (9) other risks detailed in reports filed by the Company with the Securities and Exchange Commission (“SEC”).  Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.  For a more detailed description of the risk factors associated with the Company’s businesses, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Purpose and Definition of Terms

The following document provides executive management (“Management”) of the Company’s comments on the financial condition and results of operations of Pacific Capital Bancorp (“PCB”) and its subsidiaries.  Unless otherwise stated, “the Company” refers to this consolidated entity.  The Company utilizes the term “Core Bank” throughout this Form 10-Q (“10-Q”).  Core Bank is defined as the consolidated financial results less the financial results from the RAL and RT Programs and is interchangeably referred to as “Excluding RAL and RT”.

Net interest margin is discussed throughout this document and presented on a fully tax equivalent basis (“FTE”).  This discussion should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K (“2007 10-K”).  Terms and acronyms used throughout this document are defined in the glossary on pages 53 through 54.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (unaudited)	December 31, 2007
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$149,343	$141,086
Investment securities—trading, at fair value	62,324	146,862
Investment securities—available-for-sale (AFS) at fair value; amortized cost of $1,100,960 at June 30, 2008 and $1,147,824 at December 31, 2007	1,118,229	1,176,887
Loans:
Held for sale, at lower of cost or fair value	—	68,343
Held for investment, net of allowance for loan losses of $73,288 at June 30, 2008 and $44,843 at December 31, 2007	5,619,764	5,314,313

Total loans	5,619,764	5,382,656
Premises and equipment, net	79,636	86,921
Goodwill and other intangible assets	161,834	155,786
Other assets	294,193	284,148

Total assets	$7,485,323	$7,374,346

Liabilities:
Deposits:
Non-interest-bearing demand	$991,570	$1,002,281
Interest-bearing	3,647,629	3,961,531

Total deposits	4,639,199	4,963,812
Securities sold under agreements to repurchase	356,589	265,873
Federal funds purchased	68,150	6,800
Long-term debt and other borrowings	1,643,766	1,405,602
Other liabilities	67,949	63,903

Total liabilities	6,775,653	6,705,990

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock — no par value; 1,000 shares authorized, no shares issued and outstanding.	—	—
Common stock — no par value; $0.25 per share stated value; 100,000 authorized; 46,195 shares issued and outstanding at June 30, 2008 and 46,127 at December 31, 2007	11,549	11,537
Surplus	106,646	103,953
Retained earnings	582,579	537,065
Accumulated other comprehensive income	8,896	15,801

Total shareholders’ equity	709,670	668,356

Total liabilities and shareholders’ equity	$7,485,323	$7,374,346

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Interest income:
Loans	$89,163	$108,545	$283,252	$331,465
Investment securities—trading	803	—	1,636	—
Investment securities—available-for-sale	13,259	11,550	27,345	24,538
Other	150	297	2,161	1,101

Total interest income	103,375	120,392	314,394	357,104

Interest expense:
Deposits	18,388	31,416	46,811	66,840
Securities sold under agreements to repurchase	2,653	2,478	5,426	5,101
Federal funds purchased	149	1,794	989	6,015
Long-term debt and other borrowings	17,817	17,869	35,614	36,919

Total interest expense	39,007	53,557	88,840	114,875

Net interest income	64,368	66,835	225,554	242,229
Provision for loan losses	37,167	5,115	85,561	84,093

Net interest income after provision for loan losses	27,201	61,720	139,993	158,136

Non-interest income:
Service charges and fees	9,067	10,427	19,191	23,108
Refund transfer fees	8,636	6,168	68,191	45,386
Trust and investment advisory fees	6,655	5,944	13,286	12,174
(Loss)/Gain on securities, net	(2,773)	(2)	66	1,939
Gain on sale of RALs, net	—	—	44,580	41,822
Gain on sale of leasing portfolio	—	24,344	—	24,344
Other	616	1,978	2,203	4,340

Total non-interest income	22,201	48,859	147,517	153,113

Non-interest expenses:
Salaries and employee benefits	31,314	31,081	66,006	66,881
Occupancy expenses, net	6,506	5,579	13,014	10,888
Furniture, fixtures and equipment, net	1,975	2,610	4,580	5,076
Refund program marketing and technology fees	1,257	13	46,257	44,500
Other	23,632	17,776	56,684	44,608

Total non-interest expenses	64,684	57,059	186,541	171,953

Income before provision for income taxes	(15,282)	53,520	100,969	139,296
Provision for income taxes	(9,389)	20,354	34,379	54,492

Net income	$(5,893)	$33,166	$66,590	$84,804

Income per share—basic	$(0.13)	$0.71	$1.44	$1.80
Income per share—diluted	$(0.13)	$0.70	$1.43	$1.79
Average number of shares—basic	46,172	47,016	46,155	46,984
Average number of shares—diluted	46,518	47,286	46,490	47,304
Dividends per share	$0.22	$0.22	$0.44	$0.44

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$(5,893)	$33,166	$66,590	$84,804

Other comprehensive income, net:
Unrealized loss on securities AFS, net	(10,281)	(6,728)	(8,775)	(5,047)
Impairment loss on securities, net	1,479	—	1,943	—
Realized loss (gain) on sale of securities AFS included in income, net	8	—	(3)	(1,125)
Postretirement benefit obligation arising during period, net	(35)	46	(70)	46

Net other comprehensive income	(8,829)	(6,682)	(6,905)	(6,126)

Comprehensive income	$(14,722)	$26,484	$59,685	$78,678

The amounts reclassified out of accumulated other comprehensive income into earnings for the three and six month periods ended June 30, 2008, were $2.6 million and $3.3 million, respectively. The income tax benefit related to these amounts were $1.1 million and $1.4 million for the three and six month periods ended June 30, 2008, respectively. The amount reclassified out of accumulated other comprehensive income into earnings for the six month period ended June 30, 2007 was $1.9 million. The income tax expense related to this amount was $816,000 for the six-month period ended June 30, 2007.

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six-Months Ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$66,590	$84,804
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	85,561	84,093
Depreciation and amortization	12,812	10,599
Stock-based compensation	2,559	3,055
Excess tax benefit of stock-based compensation	(42)	(595)
Net amortization of discounts and premiums for investment securities	(5,048)	(5,206)
(Gains)/losses on:
Sale of loans, net	(44,726)	(65,519)
Securities, AFS	3,349	(1,939)
Changes in:
Other assets	(12,158)	(24,933)
Other liabilities	3,401	32,348
Trading securities, net	84,538	(1,011)
Servicing rights, net	(329)	12

Net cash provided by operating activities	196,507	115,708

Cash flows from investing activities:
Proceeds from loan sales	2,096,725	2,125,798
Proceeds from sales, calls and maturities of AFS securities	—	314,772
Principal pay downs and maturities of AFS securities	270,750	110,339
Purchase of AFS securities	(222,187)	(225,161)
Loan originations and principal collections, net	(2,374,668)	(1,923,463)
Purchase of Federal Home Loan Bank stock	(76)	(2,725)
Purchase of premises and equipment, net	(4,402)	(4,663)
Proceeds from sale of other real estate owned	420	—

Net cash (used in) provided by investing activities	(233,438)	394,897

Cash flows from financing activities:
Net decrease in deposits	(324,613)	(262,424)
Net increase (decrease) in short-term borrowings	256,276	(22,518)
Proceeds from long-term debt and other borrowings	210,000	110,000
Repayments of long-term debt and other borrowings	(76,163)	(127,914)
Excess tax benefit of stock-based compensation	42	595
Proceeds from exercise of stock options	194	3,125
Cash dividends paid on common stock	(20,500)	(20,861)
Other, net	(48)	515

Net cash provided by (used in) by financing activities	45,188	(319,482)

Net increase in cash and due from banks	8,257	191,123
Cash and cash equivalents at beginning of period	141,086	154,182

Cash and cash equivalents at end of period	$149,343	$345,305

Supplemental disclosure:
Cash paid during the period for:
Interest	$88,944	$116,569
Income Taxes	45,731	32,620
Non-cash investing activity:
Transfers to other real estate owned	822	57
Transfers from loans held for sale to trading securities	68,343	—

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements and notes included in this 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Nature of Operations

Pacific Capital Bancorp (“PCB” or “the Company”) is a bank holding company organized under the laws of the state of California.  PCB provides a full range of commercial and consumer banking services to households, professionals, and businesses through its wholly-owned subsidiary Pacific Capital Bank, N.A.  (“PCBNA” or “the Bank”).  These banking services include depository, lending and wealth management services.  PCBNA’s lending products include commercial, consumer, commercial and residential real estate loans and Small Business Administration (“SBA”) guaranteed loans.  PCBNA is also one of the largest nationwide providers of financial services related to the electronic filing of income tax returns including the RAL and RT business products.  Depository services include checking, interest-bearing checking (“NOW”), money market (“MMDA”), savings, and certificates of deposit accounts (“CD”), as well as safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashiers checks.  PCBNA offers a wide range of wealth management services through the Wealth Management segment which includes two wholly-owned subsidiaries, Morton Capital Management (“MCM”) and R.E.  Wacker and Associates (“REWA”).

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

PCBNA has four wholly-owned consolidated subsidiaries:

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

Segments

GAAP requires that the Company disclose certain information related to the performance of its business segments.  Business segments are defined based on how the Chief Executive Officer of the Company views the Company’s operations.  Based on these guidelines, the Company’s Management has determined that there are four operating segments: Community Banking, Commercial Banking, RAL and RT Programs and Wealth Management.  The All Other segment consists of the administrative support units and the Holding Company.  The factors used in determining these reportable segments are defined in Note 24, “Segments” in the Consolidated Financial Statements of the 2007 10-K.

SIGNIFICANT ACCOUNTING POLICIES

Except as noted below, the significant accounting policies have not changed from those described in Note 1, “Summary of Significant Accounting Policies” in the Consolidated Financial Statements of the 2007 10-K.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No.  157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Company adopted SFAS 157 on January 1, 2008.  There was no financial impact to the Consolidated Financial Statements upon adoption.  For additional information on the fair value of certain financial assets and liabilities, see Note 13, “Fair Value of Financial Instruments” of these Consolidated Financial Statements on page 24.

In February 2007, the FASB issued SFAS No.  159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period.  The fair value option (“FVO”) may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events.  The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments.  SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements.  The Company did not elect the adoption of SFAS 159 for any of our existing financial assets or liabilities as of January 1, 2008.  In the subsequent event footnote of the first quarter Form 10-Q, the Company disclosed its intent to elect the FVO for certain Federal Home Loan Bank (“FHLB”) advances.  However, the Company has since determined that it is unable to obtain the necessary inputs for the selected liabilities on a consistent and repeatable basis since they are unique and not from active markets.  As such, the Company has not fair valued any of its FHLB advances.

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

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Basic weighted average shares outstanding	46,171	47,016	46,155	46,984
Dilutive effect of stock options	347	270	335	320

Diluted weighted average shares outstanding	46,518	47,286	46,490	47,304

Diluted Earnings Per Share	$(0.13)	$0.70	$1.43	$1.79

For the three months and six months ended June 30, 2008, the average outstanding unexercised stock options of 1,295,000 and 1,225,000 shares, respectively, were not included in the computation of earnings per share because they were antidilutive.  For the three months and six months ended June 30, 2007, the average outstanding unexercised stock options of 992,000 and 348,000 shares, respectively, were not included in the computation of earnings per share because they were antidilutive.

4.  SECURITIES

The amortized cost and estimated fair value of investment securities is as follows:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Trading Securities:
Mortgage-backed securities (3)	$62,324	$—	$—	$62,324

Total	62,324	—	—	62,324

Available-for-Sale:
U.S. Treasury obligations (1)	30,217	228	—	30,445
U.S. Agency obligations (2)	439,531	2,102	(736)	440,897
Collateralized mortgage obligations	22,266	101	(557)	21,810
Mortgage-backed securities (3)	348,258	1,973	—	350,231
Asset-backed securities	2,042	—	(281)	1,761
State and municipal securities	258,646	16,653	(2,214)	273,085

Total	1,100,960	21,057	(3,788)	1,118,229

Total Securities	$1,163,284	$21,057	$(3,788)	$1,180,553

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Trading Securities:
Mortgage-backed securities (3)	$146,862	$—	$—	$146,862

Total	146,862	—	—	146,862

Available-for-Sale
U.S. Treasury obligations (1)	39,803	194	—	39,997
U.S. Agency obligations (2)	477,281	2,284	(75)	479,490
Collateralized mortgage obligations	23,838	120	(97)	23,861
Mortgage-backed securities (3)	382,003	940	—	382,943
Asset-backed securities	2,194	4	—	2,198
State and municipal securities	222,705	26,300	(607)	248,398

Total	1,147,824	29,842	(779)	1,176,887

Total Securities	$1,294,686	$29,842	$(779)	$1,323,749

(1)	U.S. Treasury obligations are securities that are backed by the full faith and credit of the United States government.

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

Trading Securities

At June 30, 2008, the Company held $62.3 million of trading securities, a decrease of $84.5 million since December 31, 2007.  In January 2008, the fixed rate trading securities of $146.9 million held at December 31, 2007 were sold and a gain on sale of $2.3 million was recognized during the first quarter of 2008.  On January 4, 2008, the Company transferred $67.6 million of residential real estate loans to securities which are currently held in the trading portfolio.  For the three and six months ended June 30, 2008, the market value of the securities held in the trading portfolio decreased by $206,000 and increased by $1.1 million, respectively.  The valuation change was recorded in non-interest income.

Available for Sale Securities (“AFS”)

At June 30, 2008, the Company held $1.12 billion of AFS, a decrease of $58.7 million since December 31, 2007.  A majority of this decrease was due to maturities and calls of U.S. Agency securities, combined with principal pay downs of Mortgage Backed Securities (“MBS”), and mark to market adjustments offset by purchases of U.S Agencies and tax exempt securities.

As disclosed in Note 4, “Securities” of the Consolidated Financial Statements in the 2007 10-K, in the fourth quarter of 2007, Management changed its intent with regard to holding its AFS MBS until maturity or ultimate recovery.  As a result, the Company recognized $2.6 million and $3.4 million of additional impairment loss for the three and six month periods ended June 30, 2008, respectively, after recognizing a $3.0 million impairment loss at December 31, 2007.  Management has not changed its intent with respect to the remainder of the securities held in the AFS portfolio and has the ability to hold them.

The AFS securities that are in an unrealized loss position and temporarily impaired as of June 30, 2008 and December 31, 2007 are shown in the following table:

	June 30, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
US Treasury/US Agencies	$127,898	$(736)	$—	$—	$127,898	$(736)
Municipal Bonds	62,009	(1,828)	4,445	(386)	66,454	(2,214)
Collateralized mortgage obligations	11,567	(298)	3,809	(259)	15,376	(557)
Asset backed Securities	1,761	(281)	—	—	1,761	(281)

Total	$203,235	$(3,143)	$8,254	$(645)	$211,489	$(3,788)

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
US Treasury/US Agencies	$24,999	$(1)	$64,044	$(74)	$89,043	$(75)
Municipal Bonds	12,361	(361)	12,877	(246)	25,238	(607)
Collateralized mortgage obligations	—	—	4,131	(97)	4,131	(97)

Total	$37,360	$(362)	$81,052	$(417)	$118,412	$(779)

The $3.8 million and $779,000 of unrealized losses for the AFS portfolio as of June 30, 2008 and December 31, 2007, respectively, are a result of market interest rate fluctuations.  The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the most recent ratings on all securities are all long-term investment grade.  Management is aware of one Collateralized Mortgage Obligation (“CMO”) security with a fair value of $1.8 million held in the AFS portfolio that has some sub-prime loans as the underlying collateral.  The CMO currently has an investment rating of AAA and is fully collateralized.  The Company has the ability and the intent to hold these securities until ultimate recovery or maturity.  As such, Management does not believe that there are any securities that are other-than-temporarily impaired as of June 30, 2008 other than the MBS portfolio as discussed above.

The fair value is based on current market prices obtained from independent sources for each security held.  All securities in an unrealized loss position for more than 12 months are evaluated for permanent impairment quarterly.

All investment securities are reported in the “All Other” segment for the segment reporting in Note 14, “Segments” of these Consolidated Financial Statements.

Interest Income

Interest income for trading and AFS securities on a FTE basis was $15.6 million and $13.0 million for the three month periods ended June 30, 2008 and 2007, respectively.  The taxable and non-taxable interest income for the comparable three month periods of June 30, 2008 and 2007 were: taxable interest income of $10.9 million and $8.8 million for the comparable periods and, non-taxable interest income of $4.7 million and $4.3 million.

Interest income for trading and AFS securities on a FTE basis was $31.5 million and $27.4 million for the six month periods ended June 30, 2008 and 2007, respectively.  The taxable and non-taxable interest income for the comparable three month periods of June 30, 2008 and 2007 were: taxable interest income of $22.9 million and $19.0 million for the comparable periods and, non-taxable interest income of $8.6 million and $8.5 million.

5.  LOANS

The composition of the Company’s loans held for investment portfolio is as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Real estate:
Residential—1 to 4 family	$1,175,267	$1,075,663
Multi-family residential	279,922	278,935
Commercial	1,713,846	1,558,761
Construction	677,678	651,307
Commercial loans	1,233,030	1,196,808
Home equity loans	413,832	394,331
Consumer loans	196,066	200,094
RALs	1,000	—
Other loans	2,411	3,257

Total loans	5,693,052	5,359,156
Allowance for loan losses	73,288	44,843

Net loans	$5,619,764	$5,314,313

Total loans are net of deferred loan origination, commitment and extension fees and origination costs of $5.6 million as of June 30, 2008 and $6.9 million as of December 31, 2007.  At December 31, 2007, the Company held $68.3 million of residential real estate loans as held for sale which were transferred to securities in January 2008.

Impaired Loans

The following table reflects recorded investment in impaired loans:

	June 30, 2008	December 31, 2007
	(in thousands)
Impaired loans with specific valuation allowance	$30,205	$51,998
Valuation allowance related to impaired loans	(3,927)	(3,944)
Impaired loans without specific valuation allowance	106,615	6,171

Impaired loans, net	$132,893	$54,225

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance as identified in the table above as “Impaired loans without specific valuation allowance”.  The valuation allowance disclosed above is included in the allowance for loan losses reported in the balance sheets as of June 30, 2008 and December 31, 2007.

The table below reflects the average balance and interest recognized for impaired loans for the three and six month periods ended June 30, 2008 and 2007.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Average investment in impaired loans for the period	$138,085	$8,748	$115,432	$11,750
Interest recognized during the period for impaired loans	$2,576	$342	$4,902	$524

The increase in the average balance for impaired loans during the three and six month periods ended June 30, 2008 compared to the same periods in 2007 is primarily due to the deterioration of six sizable customer relationships, five in residential loan construction (home building activities) and one commercial loan (auto parts).

Refund Anticipation Loans

Information and disclosures related to RALs and the securitization of RALs are included in Note 8, “RAL and RT Programs” of these Consolidated Financial Statements.

Pledged Loans

At June 30, 2008 and December 31, 2007, loans secured by first trust deeds on residential and commercial property with principal balances totaling $1.04 billion and $977.4 million, respectively, were pledged as collateral to the Federal Reserve Bank of San Francisco (“FRB”); and $2.73 billion and $3.10 billion, respectively, were pledged to the Federal Home Loan Bank (“FHLB”).  The amount of loans pledged does not represent the amount of outstanding borrowings at the FRB or the FHLB.  The Company pledges loans as collateral for the Company’s borrowings in accordance with the Company’s agreements with the FRB and the FHLB.

Letters and Lines of Credit

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with “off-balance sheet” risk.  Among these financial instruments are commitments to extend credit and standby letters of credit.

The following table represents the contractual commitments for lines and letters of credit as of June 30, 2008:

	June 30, 2008
	Total	Less than one year	One to three years	Three to five years	More than five years
	(in thousands)
Commercial lines of credit	$653,454	$408,287	$80,296	$78,309	$86,562
Consumer lines of credit	355,504	3,320	11,838	36,672	303,674
Standby letters of credit and financial guarantees	136,942	72,102	20,491	18,530	25,819

Total	$1,145,900	$483,709	$112,625	$133,511	$416,055

The Company has recorded a $285,000 liability associated with the unearned portion of the letter of credit fees for these guarantees as of June 30, 2008 compared to $382,000 at December 31, 2007.

The Company has exposure to loan losses from unfunded loan commitments and letters of credit.  As funds have not been disbursed on these commitments, they are not reported as loans outstanding.  Loan losses related to these commitments are not included in the allowance for loan losses reported in Note 7, “Allowance for Loan Losses” of this Form 10-Q and are accounted for as a separate loss contingency as a liability.  This loss contingency for the unfunded loan commitments and letters of credit was $4.4 million at June 30, 2008, an increase of $3.3 million since December 2007.  Changes to this liability are adjusted through other non-interest expense.

The table below summarizes the activity for this loss contingency:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Beginning balance	$3,663	$1,551	$1,107	$1,448
Additions, net	714	(382)	3,270	(279)

Balance	$4,377	$1,169	$4,377	$1,169

6.  LOAN SALES AND TRANSACTIONS

RALs

The Company sold $2.11 billion and $1.69 billion of RALs into a securitization facility through SBBT RAL Funding Corp. during the first quarters of 2008 and 2007, respectively.  The net gain on sale of RALs for the six months ended June 30, 2008 and 2007 was $44.6 million and $41.8 million, respectively.  A detailed description of RALs sold through the securitization is discussed in Note 8, “RAL and RT Programs” of these Consolidated Financial Statements.  The income generated by the sale of RALs is reported in the RAL and RT segment.

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

7.  ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Balance, beginning of period	$65,491	$63,204	$44,843	$64,671
Loans charged-off:
RALs	(6,215)	(5,928)	(53,752)	(91,340)
Core Bank Loans	(29,060)	(6,414)	(33,851)	(21,250)

Total Loans charged-off	(35,275)	(12,342)	(87,603)	(112,590)

Recoveries on loans previously charged-off:
RALs	5,378	594	27,338	21,754
Core Bank Loans	527	2,304	3,149	5,283

Total recoveries on loans previously charged-off	5,905	2,898	30,487	27,037

Net charge-offs	(29,370)	(9,444)	(57,116)	(85,553)

Provision for loan losses:
RALs	(6,378)	(281)	26,414	71,577
Core Bank Loans	43,545	5,396	59,147	12,516

Total provision for loan losses	37,167	5,115	85,561	84,093

Adjustments from loan sales	—	(15,326)	—	(19,662)

Balance, end of period	$73,288	$43,549	$73,288	$43,549

The allowance for loan losses increased by $29.7 million due to the need to add additional allowance for inherent loan losses in the Core Bank loan portfolio.  The discussion surrounding the causes for this increase are discussed in more detail within the Management Discussion & Analysis (“MD&A”), Provision for Loan Losses and Allowance for Loan Losses section which start on page 39 and 44, respectively of this Form 10-Q.

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

Net interest income for RALs was $2.9 million and $2.7 million for the three month periods ended June 30, 2008 and, June 30, 2007, respectively.  As discussed above, approximately 90% of the activity occurs in the first quarter each year and net interest income for the six month periods ending June 30, 2008 and 2007 was $104.1 million and $107.3 million, respectively.  Included in net interest income for RALs is interest income from short-term investments of $1.7 million for the six month period ended June 30, 2008 and, interest expense for the funding of the RAL program of $685,000 and $1.5 million for the three month periods ending June 30, 2008 and 2007, respectively and, $6.3 million and $11.1 million for the six month periods ending June 30, 2008 and 2007, respectively.

The following table represents RAL originations and net charge-offs:

	Six-Months Ended June 30,
	2008	2007
	(in thousands)
Originations:
RAL loans retained	$4,572,061	$4,150,370
RAL loans securitized	2,205,130	1,694,489

Total RAL loans	$6,777,191	$5,844,859

Loan losses:
Charge-offs of retained RALs, net	$(26,414)	$(69,586)
Charge-offs of securitized RALs, net	(14,914)	(14,189)

Total RAL program losses, net	$(41,328)	$(83,775)

In 2007 and prior, any RAL balance for which repayment had not been received by the end of the year was charged off.  Therefore, no RALs are reported as of December 31 each year.  At June 30, 2008, the outstanding RAL balance was $1.0 million.

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

The following table presents RAL and RT fees:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
RAL Fees:
Total RAL Fees	$3,611	$4,188	$108,762	$118,456
% of Total Fees	29%	40%	61%	72%

RT Fees:
Total RT Fees	$8,636	$6,168	$68,191	$45,386
% of Total Fees	71%	60%	39%	28%

Total Fees	$12,247	$10,356	$176,953	$163,842

The volume of RTs increased by 1.5 million transactions or 31.1% when comparing the activity through June 30th of 2008 to 2007 with 6.3 million of transactions for the 2008 RAL season compared to 4.8 million transactions for the 2007 season.  Implementation of these risk management controls resulted in an increased number of RAL customer applications that were declined which then converted to an RT, causing the $22.8 million increase in RT fees for the six month period ending June 30, 2008 compared to June 30, 2007.

Refund Anticipation Loan Securitizations

Securitization Facility: One source of external funds the Company uses to extend RALs to customers is a securitization facility.  If the securitization facility was not in place during the peak period of the RAL season, the amount of the RALs outstanding would result in unacceptable capital ratios for PCBNA.  The securitization facility provides funds for lending and restores PCBNA’s capital to an acceptable level since the facility removes some of the RALs from the balance sheet.  By the end of February, for each RAL year, the balance of RALs is low enough so RAL sales, through the securitization, are no longer necessary.  Individual RALs are each of a relatively small amount (approximately $3,300 per RAL for the 2008 season), therefore, a securitization is the most efficient method to accomplish the sale of RALs.  The RAL securitization occurs during the first quarter of each year and does not remain at the end of any reporting period.  The 2008 and 2007 securitization facility was terminated on February 22 and February 23, respectively.

The Company has utilized a securitization of RALs for the last six years.  In 2008, the maximum amount of the securitization was set at $1.60 billion compared to $1.50 billion in 2007.  The capacity has increased each year to accommodate the increased RAL volume.

Securitization Operations: The securitization is managed by a primary bank, termed the “agent bank”, and several other participating banks.  Each of the banks, agent and participating, are allocated a certain proportion of the RALs sold by the Bank.  The agent and participating banks may purchase their allocated loans directly for their own portfolio or they may have their allocation purchased by subsidiary entities called conduits.  These conduits purchase assets from a number of financial institutions, RALs purchased from the Bank being just one class of assets.  The conduits fund their asset purchases through the issuance of commercial paper and are referred to as multi-seller commercial paper funding conduits.

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

The 2008 securitization facility was terminated on February 22, 2008.  The 2008 securitization facility has similar terms to the 2007 securitization facility and was entered into on December 19, 2007 for the 2008 RAL season.  As of June 30, 2008 and December 31, 2007, there were no borrowings outstanding under the securitization facility.

Fees paid associated with the securitization facility include an administrative agent fee payable to the lead bank, an upfront fee, a commitment fee and a usage fee applied against the average balance of advances.  There are no retained interests or servicing assets at March 31 of any year, or during any subsequent reporting period.

Repurchase of Securitized Loans: While there is no requirement that SBBT RAL Funding Corp.  repurchase RALs other than those that did not meet the underwriting criteria in the purchase agreement, under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), the seller may repurchase a minimal amount of loans as part of a “clean-up call” to close the transaction.  In practice, all loans sold into the securitization are either fully repaid or repurchased by SBBT RAL Funding Corp.  at the termination of the securitization in mid-February of each calendar year consistent with the terms of the Securitization Agreement.  At the close of the securitization, the Company repurchased $20.9 million and $31.8 million of RALs in February 2008 and 2007, respectively, at the close of the securitization at fair value.

A majority of the RALs repurchased from the securitization are collected or charged-off before the end of the first quarter.  In 2008, all repurchased RALs that remained uncollected at March 31, 2008 were deemed uncollectible and charged-off in the amount of $14.9 million as a reduction to the gain on sale of RALs.

In prior years, repurchased RALs outstanding at the end of the first quarter that were evaluated as collectible were reported on the balance sheet as RALs.  Recoveries on repurchased RALs above the estimate at March 31, 2007 were accounted for as recoveries through the allowance for loan losses.  Charge-offs of these RALs over the amount estimated, taken in subsequent quarters, were accounted for as losses taken against the allowance for loan losses.

Calculation of the Gain on Sale of RALs: The gain on sale from the RAL securitization is calculated by reference to the securitization-related cash flows received and paid.  Because the securitization is active only within the first quarter of each year, there is no present value discounting of the cash flows.  The cash flows involved in the securitization are as follows:

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

	Six-Months Ended June 30,
	2008	2007
	(in thousands)
RAL fees received on securitized loans	$64,123	$59,969
Fees paid to investor	(2,176)	(2,118)
Commitment fees paid	(2,320)	(1,575)
Other fees paid	(133)	(265)
Loan losses	(14,914)	(14,189)

Net gain on sale of RALs	$44,580	$41,822

RAL Allowance and Provision for loan losses

The Company follows the same policies for charging-off RALs regardless of whether the RAL had been securitized or not.  All outstanding RALs were charged-off at June 30, 2008 for the current RAL season except for $1.0 million of RALs which were subsequently collected or reasonably expected to be collected after June 30, 2008.

RAL provision for loan losses was negative $6.4 million and $281,000 for the three months ended June 30, 2008 and 2007, respectively and for the six months ended June 30, 2008 and 2007 RAL provision for losses was $26.4 million and $71.6 million, respectively.  The decreased provision for loan losses on RALs for the comparable periods is due to the enhanced credit risk controls implemented by the Bank.  Additionally, starting in 2008, the Company is no longer offering the RAL pre-file loan product due to high loss rates experienced in the past.  The Company’s decision to eliminate the pre-file product in 2008 and the credit risk controls both contributed to a lower loan loss rate of 1.01% at June 30, 2008 compared to a loan loss rate of 2.08% at June 2007.

Losses associated with RALs result from the IRS not remitting funds associated with a particular tax return.  This occurs for a number of reasons, including errors in the tax return and tax return fraud.

Refund Transfer Fees

Fees earned on RTs are recognized in non-interest income as a separate line item, “Refund transfer fees”.  RT fees earned for the three month periods ended June 30, 2008 and 2007 were $8.6 million and $6.2 million, respectively.  RT fees earned for the six month periods ended June 30, 2008 and 2007 were $68.2 million and $45.4 million, respectively.  The increase in RT fees was the result of increased volumes for the comparable quarters.

9. LONG-TERM DEBT AND OTHER BORROWINGS

The following table is a summary of long-term debt and other borrowings:

	June 30, 2008	December 31, 2007
	(in thousands)
Other short-term borrowings:
Amounts due to the Federal Reserve Bank	$210,457	$106,247

Total short-term borrowings	210,457	106,247

Long-term debt:
Federal Home Loan Bank advances	1,233,047	1,099,126
Subordinated debt issued by the Bank	121,000	121,000
Subordinated debt issued by the Company	69,453	69,537

Total long-term debt	1,423,500	1,289,663

Total long-term debt and other short-term borrowings	1,633,957	1,395,910

Obligation under capital lease	9,809	9,692

Total long-term debt and other borrowings	$1,643,766	$1,405,602

Other Short-Term Borrowings

Other short-term borrowings include treasury tax and loans (“TT&Ls”) with the FRB and short term advances with the FRB.  TT&Ls are obtained through the FRB’s Term Investment Option (“TIO”) program.  The TIO is an investment opportunity offered to participants that have treasury tax and loans with the FRB.  Included within the TT&L amounts are payroll deposits made by employers to PCBNA for eventual payment to the IRS.  PCBNA may hold these deposits and pay interest on them until called by the Treasury Department.  For the three months ended June 30, 2008 and 2007, interest expense on short-term borrowings was $353,000 and $1.9 million, respectively with a weighted average rate of 2.15% and 5.22%, respectively.  For the six months ended June 30, 2008 and 2007, interest expense on short-term borrowings was $1.4 million and $5.2 million, respectively with a weighted average rate of 2.11% and 5.21%, respectively.

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

The following table summarizes the expense recognized for postretirement benefits:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Service cost	$294	$346	$588	$693
Interest cost	299	280	598	560
Return on plan assets	(226)	(191)	(453)	(383)
Gain	126	172	253	344
Prior service cost	(161)	(161)	(323)	(323)

Total	$332	$446	$663	$891

At the end of each year, the Company contracts a third party to estimate the amount of the Company’s required liability for postretirement benefits and to forecast the postretirement benefit expense for the following year.  As of June 30, 2008 and December 31, 2007, the Company has recorded a liability for postretirement benefits of $4.8 million and $5.6 million, respectively.

Split-Dollar Life Insurance Arrangements

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”).  EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  The Company adopted EITF 06-4 on January 1, 2008, and recorded a cumulative effect adjustment of $576,000 as a reduction of retained earnings effective January 1, 2008.  On a monthly basis, the Company records the benefit expense of such insurance coverage.  Benefit expense during the three and six month periods ended June 30, 2008 were $6,000 and $12,000, respectively.

11. OTHER INCOME AND EXPENSE

Other Income

Within the line item of other income are losses from low-income housing partnerships which generate tax credits.  The losses from these partnerships were $2.6 million and $721,000 for the second quarter of 2008 and 2007, respectively and $3.2 million and $1.3 million for the six month periods ending June 30, 2008 and 2007, respectively.

Other Expense

The following table summarizes the significant items that are included in the other expense line item of the income statement:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Other Expense:
Software	$6,207	$3,799	$9,615	$8,009
Developers performance fees	2,694	276	11,749	4,389
Consultants	1,578	3,000	4,051	5,738
Telephone	1,180	1,320	3,273	3,390
Accounting and audit	1,045	660	1,819	1,420
Reserve for off balance sheet commitments	714	(382)	3,270	(279)
Other	10,214	9,103	22,907	21,941

Total	$23,632	$17,776	$56,684	$44,608

The increase in software expense of $2.4 million and $1.6 million for the three and six month periods ending June 30, 2008 and 2007, respectively was incurred due to depreciation expense associated with capitalized software which had not been depreciating since January 2007.  The cumulative correction of this error was made as an addition to depreciation expense in June 2008.  Management concluded that the amount of the error and the correction was not material to the Company’s financial statements for any period presented in 2007 or 2008.  All other significant changes are discussed in the MD&A, non-interest expense section beginning on page 42.

12. COMMITMENTS AND CONTINGENCIES

Leasing of Premises

The Company leases the majority of its locations.  Substantially all of these leases contain multiple renewal options and provisions for increases to lease payments.  As of June 30, 2008, the minimum obligations under non-cancelable leases for the next five years and thereafter are shown in the table below.  These amounts are not adjusted for the contractual obligations of sub-tenants due to the Company.  Sub-tenants’ lease obligations to the Company were approximately $1.5 million at June 30, 2008.  Approximately 57% of these payments are due to the Company over the next three years.

The following table summarizes the contractual lease obligations at June 30, 2008:

	June 30, 2008					December 31, 2007
	Less than one year	One to three years	Three to five years	More than five years	Total
	(in thousands)
Non-cancelable leases	$10,773	$17,706	$12,430	$18,581	$59,490	$48,612
Capital leases	398	906	906	23,583	25,793	25,965

Total	$11,171	$18,612	$13,336	$42,164	$85,283	$74,577

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

The plaintiff filed an amended complaint in the superior court.  The Company filed a demurrer to the cause of action in the amended complaint based on the California Consumers Legal Remedies Act.  The superior court granted the demurrer without leave to amend.  The plaintiff’s petition for writ of mandate seeking to reverse the superior court’s decision was denied by the Court of Appeal.  The plaintiff filed an appeal to the California Supreme Court which was denied.

A Sixth Amended Complaint has been filed which adds an additional plaintiff, Tyree Bowman.  A class certification hearing is scheduled for November 12, 2008.  The Company continues to believe that there is no merit to the claims made in this action and intends to vigorously defend itself.

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

In Big Sky Ventures, the Company filed a motion to dismiss the complaint.  Following a hearing on May 15, 2008, the motion was granted in part and denied in part.  The judge’s order granted the motion to dismiss as to the cause of action for rescission and denied it as to the other causes of action.  In addition, the order struck the plaintiffs requests for punitive damages and attorneys fees.  The plaintiffs have filed an amended complaint.

In the Irlanda case, an amended complaint has been filed.  No hearings have been scheduled.

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

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans subjected to non-recurring fair value adjustments as level 2.  As of June 30, 2008, the Company did not have any loans classified as held for sale.

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

Servicing Rights

Servicing rights are carried at the lower of cost or fair value.  Servicing rights are subject to quarterly impairment testing.  When servicing rights fair value is lower than the cost, an impairment is accounted for by reducing the asset to the current fair value.  The Company uses independent third parties to value the servicing rights.  The valuation model used takes into consideration discounted cash flows using current interest rates, and prepayment speeds based on current market observations for each type of the underlying asset being serviced.  The Company classifies these servicing rights as non-recurring level 3 in the valuation hierarchy.  For the three months ended June 30, 2008, no impairment was recorded for the servicing rights held by the Company.  For the six months ended June 30, 2008, the Company reduced the carrying value of the servicing rights by $758,000 due to amortization and declines in the fair value.

Goodwill

Goodwill is tested for impairment on an annual basis during the third quarter.  A projected cash flow valuation method is used in the completion of impairment testing performed by an independent third party.  In the event that the projected undiscounted cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model.  As such, the Company used level 3 fair value adjustments for the non-recurring valuation of Goodwill.  As of June 30, 2008, the Company’s Goodwill was not deemed to be impaired.

Other Intangible Assets

The Company recorded intangible assets for identified core deposit intangibles, customer relationship intangibles and other intangibles that were acquired with the acquisitions of Pacific Crest Capital, Inc.  (“PCCI”), FBSLO, MCM and REWA.  The value and estimated run-off of the intangibles are determined at the time of purchase based on a valuation prepared by a third party.  Monthly, amortization of intangibles are accounted for based on a forecasted run-off of the customer deposit and relationship intangible using a discounted cash flow approach which is prepared at the time the intangibles are identified at the date of purchase.  These assets are analyzed quarterly to compare the amortization to the actual deposit and customer relationship run-off.  If the actual run-off is more than the scheduled amortization a write-down of the intangible asset is accounted for.  As such, the Company records these assets at fair value and the adjustments are classified as non-recurring level 3 in the valuation hierarchy.

Fair Value Interest Rate Swaps

GAAP requires that all derivatives be recorded at their current fair value on the balance sheet.  The Company has entered into fair value interest rate swap agreements with customers.  To avoid increasing the Company’s own interest rate risk by entering into these swap agreements, the Company has entered into offsetting fair value swap agreements with several financial institution counterparties.  The fair market value of these swaps use observable market prices which are then adjusted based on future cash flows.  As such, the fair value adjustments represent recurring level 2 adjustments.  These fair value interest rate swaps are perfectly matched and the fair values of the swaps are recorded as other assets and other liabilities with the same amount in the Company’s balance sheet.  Changes in the fair value of these swaps are not recorded in the Company’s income statement with exception of one swap agreement with a customer.  During the second quarter of 2008, a customer defaulted on his monthly swap payments to the Bank and caused this swap agreement to become impaired.  This off-balance sheet commitment is fully reserved in the Company’s reserve for off-balance sheet commitments based on the fair value of this swap agreement as of June 30, 2008.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2008 are summarized in the following table:

		Recurring Fair Value Measurements at Reporting
	As of June 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Assets:
Trading Securities:
Mortgage-backed securities	$62,324	$—	$62,324	$—

Total	62,324	—	62,324	—

Available-for-Sale:
U.S. Treasury obligations	30,445	—	30,445	—
U.S. Agency obligations	440,897	—	440,897	—
Collateralized mortgage obligations	21,810	—	21,810	—
Mortgage-backed securities	350,231	—	350,231	—
Asset-backed securities	1,761	—	1,761	—
State and municipal securities	273,085	—	273,085	—

Total	1,118,229	—	1,118,229	—

Fair value swap asset	6,147	—	6,147	—

Total assets at fair value	$1,186,700	$—	$1,186,700	$—

Liabilities:
Fair value swap liability	$6,147	$—	$6,147	$—

Total liabilities at fair value	$6,147	$—	$6,147	$—

The Company may be required to measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.  These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2008 are summarized in the table below:

		Non-recurring Fair Value Measurements at Reporting
	As of June 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Assets:
Impaired Loans	$3,939	$—	$3,939	$—
Impaired off balance sheet commitments	627		627
Servicing Rights	3,965	—	—	3,965
Intangible assets	7,515	—	—	7,515

Total assets at fair value	$16,046	$—	$4,566	$11,480

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2008.  In addition, there were no transfers in or out of the Company’s level 3 financial assets and liabilities for the six months ended June 30, 2008.

14. SEGMENTS

The Company has four operating lines of business for segment reporting purposes including Community Banking, Commercial Banking, RAL and RT Programs and Wealth Management.  The reported financial results for each respective business are based on Management assumptions, which allocate balance sheet and income statement items to each segment based on the type of customer and the types of products and services offered.  If the Management structure and/or allocation process changes, allocations, transfers and assignments may change.  A detailed description of each segment and, the products, services and customers from which revenues are derived for each segment are disclosed within the Company’s 2007 10-K  Consolidated Financial Statements, Note 24, “Segments”.

Segment Disclosure

The following tables present information for each specific operating segment regarding assets, profit or loss, and specific items of revenue and expense that is included in that measure of segment profit or loss as reviewed by the Chief Executive Officer.  Included in the table is an “All Other” segment which includes the administrative support units, the Holding Company and balancing of the funding uses and sources activity that is not allocated to the four operating segments.

	Three-Months Ended June 30, 2008
	Operating Segments
	Community Banking	Commercial Banking	RAL and RT Programs	Wealth Management	All Other	Total
	(in thousands)
Interest income	$29,645	$53,565	$3,611	$2,336	$14,218	$103,375
Interest expense	9,944	—	685	6,248	22,130	39,007

Net interest income	19,701	53,565	2,926	(3,912)	(7,912)	64,368

Provision for loan losses	16,467	25,749	(6,378)	1,329	—	37,167
Non-interest income	5,734	1,860	9,061	7,985	(2,439)	22,201
Non-interest expense	10,898	4,424	8,403	7,342	33,617	64,684

Income (loss) before tax	$(1,930)	$25,252	$9,962	$(4,598)	$(43,968)	$(15,282)

Total assets	$1,956,847	$3,613,955	$1,000	$193,284	$1,720,237	$7,485,323

	Three-Months Ended June 30, 2007
	Operating Segments
	Community Banking	Commercial Banking	RAL and RT Programs	Wealth Management	All Other	Total
	(in thousands)
Interest income	$42,613	$58,631	$4,188	$2,946	$12,014	$120,392
Interest expense	15,709	—	1,511	10,147	26,190	53,557

Net interest income	26,904	58,631	2,677	(7,201)	(14,176)	66,835

Provision for loan losses	2,336	2,821	(281)	239	—	5,115
Non-interest income	29,536	1,888	8,036	7,286	2,113	48,859
Non-interest expense	12,978	4,467	2,227	6,027	31,360	57,059

Income (loss) before tax	$41,126	$53,231	$8,767	$(6,181)	$(43,423)	$53,520

Total assets	$2,216,564	$3,174,097	$28,049	$160,316	$1,709,873	$7,288,899

	Six-Months Ended June 30, 2008
	Operating Segments
	Community Banking	Commercial Banking	RAL and RT Programs	Wealth Management	All Other	Total
	(in thousands)
Interest income	$59,925	$109,749	$110,465	$4,814	$29,441	$314,394
Interest expense	22,942	—	6,334	14,395	45,169	88,840

Net interest income	36,983	109,749	104,131	(9,581)	(15,728)	225,554

Provision for loan losses	24,832	33,032	26,414	1,283	—	85,561
Non-interest income	11,150	3,026	115,814	15,890	1,637	147,517
Non-interest expense	20,328	9,237	75,589	13,289	68,098	186,541

Income (loss) before tax	$2,973	$70,506	$117,942	$(8,263)	$(82,189)	$100,969

Total assets	$1,956,847	$3,613,955	$1,000	$193,284	$1,720,237	$7,485,323

	Six-Months Ended June 30, 2007
	Operating Segments
	Community Banking	Commercial Banking	RAL and RT Programs	Wealth Management	All Other	Total
	(in thousands)
Interest income	$90,537	$116,100	$118,456	$6,227	$25,784	$357,104
Interest expense	31,287	2	11,112	20,205	52,269	114,875

Net interest income	59,250	116,098	107,344	(13,978)	(26,485)	242,229

Provision for loan losses	9,354	2,944	71,577	218	—	84,093
Non-interest income	35,965	3,050	93,502	14,927	5,669	153,113
Non-interest expense	24,849	8,376	64,229	11,478	63,021	171,953

Income (loss) before tax	$61,012	$107,828	$65,040	$(10,747)	$(83,837)	$139,296

Total assets	$2,216,564	$3,174,097	$28,049	$160,316	$1,709,873	$7,288,899

As referenced in Note 1, “Summary of Significant Accounting Policies,” certain amounts in the table above have been reclassified from 2007 to 2008 for comparability.  The changes made to the reportable segments in the fourth quarter of 2007 are disclosed on page 130 of the 2007 Form 10-K.

15. SUBSEQUENT EVENTS

During July 2008, the Company sold $123.7 million of MBS from the trading and AFS portfolio for a gain on sale of $132,000, which had a weighted average interest rate of 5.56% and a weighted average maturity of 25.0 years and purchased $145.8 million of MBS and placed them in the trading portfolio with a weighted average interest rate of 5.43% and a weighted average maturity of 14.3 years.  These new securities reduce the duration of the MBS portfolio and will assist with reducing the volatility from changes in the current interest rate environment.

On July 3, 2008, the Company signed an agreement to sell two retail banking branches from the Community Banking segment which are located in Santa Paula, California.  The sale is scheduled to close in October 2008, pending regulatory approval.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into Management’s assessment of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity.  It should be read in conjunction with the 2007 10-K and unaudited interim consolidated financial statements and notes hereto and the other financial information appearing elsewhere in this report.

BUSINESS

PCB is a bank holding company.  All references to the Company or PCB apply to PCB and its subsidiaries on a consolidated basis.  The Company’s organizational structure and description of services are discussed in Item 1, “Business” and in Note 1, “Summary of Significant Accounting Policies” of the 2007 10-K and should be read in conjunction with this 10-Q.  Terms and acronyms used throughout this document are defined in the glossary on pages 53 through 55.  Throughout the MD&A of this 10-Q, there is discussion of the Company’s financial information with and without the RAL and RT programs.  When the discussion refers to the “Core Bank”, this means all of the financial activity of the consolidated financial statements excluding the RAL and RT programs.

On January 4, 2008, PCBNA acquired the assets of REWA, a San Luis Obispo, California-based registered investment advisor which provides financial investment advisory services to individuals, families and fiduciaries.  On the date of purchase, REWA managed assets of $464.1 million and PCBNA initially paid $7.0 million for the assets of the firm.  In exchange, PCBNA acquired substantially all of the assets and liabilities of REWA (with an additional contingent payment due five years after the purchase date) and formed a new wholly-owned subsidiary of PCBNA by the same name.  In connection with the acquisition of REWA, the Company has recorded $4.2 million of goodwill and $2.8 million of intangible assets.  The goodwill associated with the purchase of REWA will be reviewed annually for impairment and the intangible assets will be amortized over their expected life and reviewed quarterly for impairment.  The clients of REWA will continue to be served by the same principal and support staff.

Segments

The Company’s businesses as viewed by Management are organized by product line and result in four operating segments.  The operating segments are: Community Banking, Commercial Banking, RAL and RT Programs and Wealth Management.  The administrative functions and the Holding Company operations of the Company are not considered part of operating activities of the Company and for financial reporting purposes the activity is reported in the “All Other” segment.  A description of the segments, financial results and allocation methodology is discussed in the Company’s Consolidated Financial Statements within the 2007 10-K, Note 24, “Segments” and the current financial results for each segment are presented in this 10-Q, Note 14, “Segments” in the Consolidated Financial Statements.  The significant changes within the financial statements that relate to each segment are incorporated in the MD&A below.

SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in the 2007 10-K, Note 1, “Summary of Significant Accounting Policies” on pages 76 – 88 and in the “Critical Accounting Polices” section of the MD&A on pages 54 – 57 of the 2007 10-K.  Management believes that a number of the significant accounting policies are essential to the understanding of the Company’s financial condition and results of operation because they involve estimates, judgment, or are otherwise less subject to precise measurement and because the quality of the estimates materially impact those results.  A number of significant accounting policies are used in the preparation of the Company’s consolidated financial statements.  These include: allowance for loan losses, accounting for income taxes, goodwill and other intangible assets and revenue recognition for the RAL and RT Programs.  These significant accounting policies are discussed in detail in the Company’s 2007 10-K, including a description of how the estimates are determined and an indication of the consequences of an over or under estimate.  Although Management believes these estimates and assumptions to be reasonably accurate, actual results may differ.

OVERVIEW AND HIGHLIGHTS

Net loss for the second quarter of 2008 was $5.9 million or ($0.13) per diluted share, compared with net income of $33.2 million, or $0.70 per diluted share, reported for the second quarter of 2007.  Net income for the six month period ended June 30, 2008 was $66.6 million or $1.43 per diluted share, compared with net income of $84.8 million or $1.79 per diluted share.

The significant factors impacting net income for the three and six month periods ending June 30, 2008 compared to the same periods in 2007 were:

•

increased provision for loan losses of $37.2 million for the second quarter of 2008 which reflects a provision for loan losses for the Core Bank of $43.5 million for the quarter and $59.1 million for the six month period,

•	in June 2007, the Company sold the leasing loan portfolio for a gain on sale of $24.3 million,

•	a decrease in interest income of $17.0 million and $42.7 million for the quarter and year to date period, respectively, primarily as the result of loans sales and transfers during 2007,

•

decreased interest rates paid on deposits and borrowings resulting from the Federal Open Market Committee of the Federal Reserve System (“FOMC”) reducing the Federal funds rate from 5.25% at September 2007 gradually to 2.00% in April 2008 driving the reduction of interest expense of $14.6 million and $26.0 million for the quarter and year to date periods, respectively, and,

•	an increase in volume from the RT program, which increased RT fees by $2.5 million for the quarter and $22.8 million for the comparable year to date periods.

The impact to the Company from these items will be discussed in more detail throughout the analysis sections of this report as they pertain to the Company’s overall comparative performance for the periods ended June 30, 2008 compared to the periods ended June 30, 2007.

RESULTS OF OPERATIONS

INTEREST INCOME

The following table presents a summary of interest income for the three month periods ended June 30, 2008 and 2007:

	Three-Months Ended June 30,
			Change
	2008	2007	$	%
	(in thousands)
Interest income:
Loans	$89,163	$108,545	$(19,382)	(17.9%)
Investment securities, trading	803	—	803	N/A
Investment securities, available-for-sale	13,259	11,550	1,709	14.8%
Other	150	297	(147)	(49.5%)

Total	$103,375	$120,392	$(17,017)	(14.1%)

Interest income for the second quarter 2008 decreased by $17.0 million, or 14.1% compared to the second quarter of 2007 primarily due to a decline in interest income from loans of $19.4 million, or 17.9%.  The decrease in loan interest income was partially offset by increased interest income from investments of $2.4 million for the comparable quarters.  Interest income on loans declined primarily due to loan sales in 2007 and interest rate declines resulting from the Federal Reserve lowering short-term interest rates.  Interest income from commercial and consumer loans were the primary drivers of the decrease in interest income from loans for the second quarter 2008 compared to 2007.  Commercial loan interest income decreased by $10.0 million, of which $5.9 million is due to the sale of the leasing portfolio in June 2007 and $8.3 million associated with decreased interest rates for the current portfolio.  Consumer loan interest income decreased by a net amount of $4.1 million, of which $4.2 million is due to the sale of the indirect auto loan portfolio sold in May 2007 and the remainder is from decreased interest rates resulting from the Federal Reserve interest rate cuts which declined 325 basis points between the comparable periods.  Although the leasing and indirect auto loan portfolios yielded a large amount of interest income for the Community Banking segment, both portfolios required a significantly higher loan loss provision and capital to mitigate the high risk associated with those portfolios.

The following table presents a summary of interest income for the six month periods ended June 30, 2008 and 2007:

	Six-Months Ended June 30,
			Change
	2008	2007	$	%
	(in thousands)
Interest income:
Loans	$283,252	$331,465	$(48,213)	(14.5%)
Investment securities, trading	1,636	—	1,636	N/A
Investment securities, available-for-sale	27,345	24,538	2,807	11.4%
Other	2,161	1,101	1,060	96.3%

Total	$314,394	$357,104	$(42,710)	(12.0%)

Interest income for the six month periods ending June 30, 2008 decreased by $42.7 million, or 12.0% compared to the six month periods ending June 30, 2007 primarily due to a decline in interest income from commercial, consumer and RALs of $41.6 million, or 24.7%.  Interest income from loans declined for the comparable quarters primarily due to loan sales in 2007, interest rate declines primarily the result of the Federal Reserve rate cuts and a decline in RAL interest income. Commercial loan interest income decreased $18.5 million mostly due to the leasing loan portfolio sale in June 2007 which contributed $12.6 million of this decrease and a reduction of interest rates for adjustable rate loans attributable to the Federal Reserve decreasing short-term interest rates.  Interest income from consumer loans declined by $13.3 million primarily due to the $4.2 million decrease in interest income from indirect auto loans sale in May 2007 and a $3.9 million decline in interest income from the discontinued Holiday loan product in 2007. RAL interest income declined by $9.8 million for the six months ended June 30, 2008 compared to 2007 mostly due to a combination of changes in channel volumes and average fees collected on RALs.  The remaining decline in loan interest income was the result of small declines in commercial real estate and residential real estate loan interest due to a combination of interest rate changes and two residential real estate loan transactions which converted $353.4 million of loans to securities in the fourth quarter of 2007 and first quarter of 2008.

The increase in other interest income is due to increased investments in short-term commercial paper and overnight federal funds as a result of increased cash from collections in 2008 from the RAL and RT programs.

INTEREST EXPENSE

The following table represents the three month comparable periods of interest expense:

	Three-Months Ended June 30,
			Change
	2008	2007	$	%
	(in thousands)
Interest expense:
Deposits	$18,388	$31,416	$(13,028)	(41.5%)
Securities sold under agreements to repurchase (“repos”)	2,653	2,478	175	7.1%
Federal funds purchased	149	1,794	(1,645)	(91.7%)
Long-term debt and other borrowings	17,817	17,869	(52)	(0.3%)

Total	$39,007	$53,557	$(14,550)	(27.2%)

Interest expense for the second quarter of 2008 decreased by $14.6 million or 27.2%, to $39.0 million compared to $53.6 million for the second quarter of 2007.  This decrease in interest expense is primarily due to decreased interest rates paid on deposits. Interest rates paid on deposits decreased by 135 basis points when comparing the quarters ending June 30, 2008 to 2007.  Interest rates on deposits and short-term borrowings significantly decreased for the comparable periods due to the FOMC’s federal funds interest rate decreasing from 5.25% during a majority of 2007 to 2.00% on April 30, 2008.

The following table represents the six month comparable periods of interest expense:

	Six-Months Ended June 30,
			Change
	2008	2007	$	%
	(in thousands)
Interest expense:
Deposits	$46,811	$66,840	$(20,029)	(30.0%	)
Securities sold under agreements to repurchase	5,426	5,101	325	6.4%
Federal funds purchased	989	6,015	(5,026)	(83.6%	)
Long-term debt and other borrowings	35,614	36,919	(1,305)	(3.5%	)

Total	$88,840	$114,875	$(26,035)	(22.7%	)

Interest expense for the six month period ending June 30, 2008 decreased $26.0 million, or 22.7% to $88.8 million for the comparable period mostly resulting from the FOMC decreasing the federal funds rate by 325 basis points over the last 12 months.  Interest rates paid on deposits decreased by 101 basis points and was the driver of the decrease of $20.0 million, or 30.0% in deposit interest expense. As CDs with higher interest rates matured, they were replaced with new CDs at lower interest rates.  Rates paid on other transaction accounts also declined in conjunction with the FOMC rate reductions. The FOMC rate changes also directly impacted federal funds purchased which decreased interest expense by $5.0 million, or 83.6% for the comparable periods.

NET INTEREST MARGIN

The net interest margin is reported on a FTE basis.  A tax equivalent adjustment is added to reflect that interest earned on certain municipal securities and loans which are exempt from Federal income tax.

The following tables present FTE net interest margin for the comparable three month periods:

	Three-Months Ended June 30,
	2008			2007
	Balance	Income	Rate	Balance	Income	Rate
	(dollars in thousands)
Assets:
Commercial paper	$11,273	$70	2.50%	$—	$—	0.00%
Federal funds sold	27,781	80	1.16%	23,177	297	5.14%
Securities: (1) (2)
Taxable	903,576	10,901	4.85%	755,013	8,752	4.65%
Non-taxable	242,584	4,679	7.72%	207,535	4,250	8.19%

Total securities	1,146,160	15,580	5.46%	962,548	13,002	5.41%

Loans: (1) (3)
Commercial (including leasing)	1,196,084	18,270	6.14%	1,278,268	28,252	8.87%
Real estate-multi family & commercial	2,651,373	40,592	6.12%	2,323,490	42,874	7.38%
Real estate-residential 1-4 family	1,135,720	16,940	5.97%	1,309,967	19,296	5.89%
Consumer	618,088	13,383	8.71%	741,450	18,155	9.82%
Other	2,802	47	6.75%	2,797	57	8.17%

Total loans, net	5,604,067	89,232	6.38%	5,655,972	108,634	7.69%

Total interest-earning assets	6,789,281	104,962	6.22%	6,641,697	121,933	7.36%

Market Value Adjustment	30,262			22,767
Noninterest-earning assets	609,477			620,417

Total assets	$7,429,020			$7,284,881

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,022,724	5,387	1.07%	$2,120,651	13,389	2.53%
Time certificates of deposit	1,660,121	13,001	3.15%	1,627,040	18,027	4.44%

Total interest-bearing deposits	3,682,845	18,388	2.01%	3,747,691	31,416	3.36%

Borrowed funds:
Repos and federal funds purchased	393,818	2,802	2.86%	343,764	4,272	4.98%
Other borrowings	1,459,321	17,817	4.91%	1,341,392	17,869	5.34%

Total borrowed funds	1,853,139	20,619	4.48%	1,685,156	22,141	5.27%

Total interest-bearing liabilities	5,535,984	39,007	2.83%	5,432,847	53,557	3.95%

Noninterest-bearing demand deposits	1,027,124			1,070,770
Other liabilities	138,412			115,920
Shareholders’ equity	727,500			665,344

Total liabilities and shareholders’ equity	$7,429,020			$7,284,881

Tax equivalent net interest income/margin		65,955	3.91%		68,376	4.13%

Less: non-taxable interest from securities and loans		1,587	0.09%		1,541	0.09%

Net interest income		$64,368	3.82%		$66,835	4.04%

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.

(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Volume and Rate Variance Analysis of Net Interest Income – Tax Equivalent Basis:

	Three-Months Ended June 30, 2008 versus June 30, 2007
	Changes due to
	Rate	Volume	Total Change
	(in thousands)
Commercial paper	$—	$70	$70
Federal funds sold	(266)	49	(217)
Investment securities	131	2,447	2,578
Loans, net	(17,780)	(1,622)	(19,402)

Total interest-earning assets	$(17,915)	$944	$(16,971)

Savings and interest-bearing demand transaction accounts	(7,409)	(593)	(8,002)
Time certificates of deposit	(5,380)	354	(5,026)

	(12,789)	(239)	(13,028)

Repos and Federal funds purchased	(2,019)	549	(1,470)
Other borrowings	(1,522)	1,470	(52)

	(3,541)	2,019	(1,522)

Total interest-bearing liabilities	(16,330)	1,780	(14,550)

Tax equivalent net interest income	$(1,585)	$(836)	$(2,421)

Loans, Core Bank	$(18,796)	$(29)	$(18,825)
Consumer loans, Core Bank	$(2,793)	$(1,402)	$(4,195)

Note:	Income and yield calculations are presented on a fully taxable equivalent basis.
The change not solely due to volume or rate has been prorated into rate and volume components.

Net Interest Margin

The FTE net interest margin for the three months ended June 30, 2008 decreased to 3.91% compared to 4.13% for the same period of 2007.  This net interest margin decrease is the result of declining interest rates received on average earning assets which decreased by 114 basis points, partially offset by declining interest rates paid on average earning liabilities which decreased by 112 basis points for the comparable three month periods.  Interest income on loans decreased by $19.4 million, or 131 basis points for the three month comparable periods ended June 30, 2008 and 2007.  Of the $19.4 million decrease, $18.0 million is attributable to decreases in interest rates received on loans.  Commercial and real estate loans secured by multi-family and commercial properties were the drivers of the decreased rates received on loans.  Interest expense on deposits decreased by $13.0 million or 135 basis points for the comparable three month periods ended June 30, 2008 compared to 2007.  Of the $13.0 million decrease, $12.8 million is attributable to decreased interest rates paid on deposits.  These decreases were primarily caused by the FOMC reducing short-term interest rates and from the sale of the high yielding indirect and leasing loan portfolios which occurred during the second quarter of 2007.

The first quarter net interest margin of each year is significantly impacted by the peak RAL activity.  RAL activity slightly impacts the second quarter of each year as most tax payers who have tax refunds file their tax returns by the April 15 filing deadline.  RALs generally have a very short duration (2-3 weeks), which cause the interest rates received on consumer loans to be significantly higher than what is anticipated for the entire year.  Due to the seasonality of the RAL product, Management has disclosed the Core Bank net interest margin, which excludes RALs in the following table.  The net interest margin for the Core Bank decreased to 3.74% for the three months ended June 30, 2008 compared to 4.01% for the same period of 2007.

	Three-Months Ended June 30,
	2008	2007
	(dollars in thousands)
Consolidated average earning assets	$6,789,281	$6,641,697
Less: RAL average earning assets	15,750	66,881

Core bank average earning assets	6,773,531	6,574,816

Consolidated tax equivalent net interest income	65,955	68,376
Less: RAL net interest income	2,926	2,677

Core bank tax equivalent, non-GAAP net interest income	$63,029	$65,699

Core bank net interest margin	3.74%	4.01%

The following tables present FTE net interest margin for the comparable six month periods:

	Six-Months Ended June 30,
	2008			2007
	Balance	Income	Rate	Balance	Income	Rate
	(dollars in thousands)
Assets:
Commercial paper	$35,823	$523	2.94%	$—	$—	0.00%
Federal funds sold and other earning assets	118,487	1,638	2.78%	41,729	1,101	5.32%
Securities: (1) (2)
Taxable	931,758	22,857	4.93%	833,478	18,959	4.59%
Non-taxable	234,172	8,611	7.35%	207,751	8,476	8.16%

Total securities	1,165,930	31,468	5.42%	1,041,229	27,435	5.30%

Loans: (1) (3)
Commercial (including leasing)	1,193,392	39,268	6.62%	1,305,595	57,782	8.92%
Real estate-multi family & commercial	2,592,855	81,421	6.28%	2,290,275	84,464	7.38%
Real estate-residential 1-4 family	1,109,025	33,235	5.99%	1,266,741	36,858	5.82%
Consumer	801,503	129,325	32.45%	1,412,189	152,433	21.77%
Other	3,888	120	6.21%	2,879	110	7.70%

Total loans	5,700,663	283,369	9.97%	6,277,679	331,647	10.62%

Total earning assets	7,020,903	316,998	9.08%	7,360,637	360,183	9.87%

SFAS 115 Market Value Adjustment	29,687			22,427
Non-earning assets	591,551			585,078

Total assets	$7,642,141			$7,968,142

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,063,403	14,424	1.41%	$2,096,947	25,939	2.49%
Time certificates of deposit	1,802,906	32,387	3.61%	1,820,524	40,901	4.53%

Total interest-bearing deposits	3,866,309	46,811	2.43%	3,917,471	66,840	3.44%

Borrowed funds:
Repos and federal funds purchased	391,671	6,415	3.29%	434,280	11,116	5.16%
Other borrowings	1,427,439	35,614	5.02%	1,396,961	36,919	5.33%

Total borrowed funds	1,819,110	42,029	4.65%	1,831,241	48,035	5.29%

Total interest-bearing liabilities	5,685,419	88,840	3.14%	5,748,712	114,875	4.03%

Non-interest-bearing demand deposits	1,196,280			1,229,658
Other liabilities	46,166			339,309
Shareholders’ equity	714,276			650,463

Total liabilities and shareholders’ equity	$7,642,141			$7,968,142

Tax equivalent net interest income/margin		228,158	6.54%		245,308	6.72%
Less: tax equivalent income included in interest income from non-taxable securities and loans		2,604	0.07%		3,079	0.09%

Net interest income		$225,554	6.47%		$242,229	6.63%

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.
(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.
(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Volume and Rate Variance Analysis of Net Interest Income – Tax Equivalent Basis:

	Six-Months Ended
	June 30, 2008 versus June 30, 2007
	Changes due to
	Rate	Volume	Total Change
	(in thousands)
Commercial paper	$—	$523	$523
Federal funds sold	(726)	1,263	537
Investment securities	623	3,410	4,033
Loans, net	31,743	(80,021)	(48,278)

Total interest-earning assets	$31,640	$(74,825)	$(43,185)

Savings and interest-bearing demand transaction accounts	(11,106)	(409)	(11,515)
Time certificates of deposit	(8,127)	(387)	(8,514)

	(19,233)	(796)	(20,029)

Repos and Federal funds purchased	(3,700)	(1,001)	(4,701)
Other borrowings	(2,124)	819	(1,305)

	(5,824)	(182)	(6,006)

Total interest-bearing liabilities	(25,057)	(978)	(26,035)

Tax equivalent net interest income	$56,697	$(73,847)	$(17,150)

Loans, Core Bank	$(33,651)	$(4,933)	$(38,584)
Consumer loans, Core Bank	$(6,839)	$(6,575)	$(13,414)

Note:	Income and yield calculations are presented on a fully taxable equivalent basis.
The change not solely due to volume or rate has been prorated into rate and volume components.

Net Interest Margin

The FTE net interest margin for the six months ended June 30, 2008 decreased to 6.54% compared to 6.72% for the same period of 2007.  This decrease is a result of declining interest rates received on earning assets in combination with a decline in total interest earning assets partially offset by decreased interest rates paid on deposits and borrowings.  Average loans decreased by $577.0 million for the comparable periods due to the end of RALs peak season and from loan sales.  The first and second quarters’ net interest margin of each year is significantly impacted by the RAL activity that peaks during the first quarter of each year.  RALs generally have a very short duration (2-3 weeks), which cause the interest rates received on consumer loans to be significantly higher than what is anticipated for the entire year.  Interest expense decreased by $26.0 million during the comparable six month periods ended June 30, 2008 and 2007, of which $25.1 million or 89 basis points are attributable to decreased interest rates.

	Six-Months Ended June 30,
	2008	2007
	(dollars in thousands)
Consolidated average earning assets	$7,020,903	$7,360,637
Less: RAL average earning assets	203,387	645,418

Core bank average earning assets	6,817,516	6,715,219

Consolidated tax equivalent net interest income	228,158	245,308
Less: RAL net interest income	104,131	107,344

Core bank tax equivalent, non-GAAP net interest income	$124,027	$137,964

Core bank net interest margin	3.66%	4.14%

The net interest margin for the Core Bank decreased to 3.66% for the three months ended June 30, 2008 compared to 4.14% for the same period of 2007.  Due to the seasonality of the RAL product, Management has disclosed the Core Bank net interest margin, which excludes RALs in the preceding table.  The Core Bank’s FTE net interest income was $124.0 million, a decrease of $13.9 million.  The main driver of this decrease is a decline in loan interest rates from 7.60% at June 30, 2007 to 6.36% at June 30, 2008 offset by a decrease in loan volume, which is attributable to the sale and transfer of the leasing, indirect auto and residential real estate loan portfolios in 2007.  Commercial and real estate secured multi-family and commercial loan portfolios caused a majority of the decrease.  At the same time, interest rates paid on deposits, and borrowings also decreased, partially offsetting the decreased interest income from loans.

PROVISION FOR LOAN LOSSES

Quarterly, the Company determines the amount of allowance for loan losses adequate to provide for losses inherent in the Company’s loan portfolios.  The provision for loan losses is determined by the net change in the allowance for loan losses.  For a detailed discussion of the Company’s allowance for loan losses, refer to the “Significant Accounting Policies” discussion in Note 1, “Summary of Significant Accounting Policies” in the 2007 10-K and in the MD&A allowance for loan loss discussion of this Form 10-Q on page 44.

A summary of the provision for loan losses for the comparable three month periods ended are as follows:

	Three-Months Ended June 30,
			Change
	2008	2007	$	%
	(in thousands)
Provision for loan losses:
Core Bank	$43,545	$5,396	$38,149	707.0%
RAL	(6,378)	(281)	(6,097)	N/A

Total	$37,167	$5,115	$32,052	626.6%

Provision for loan losses were $37.2 million for the three month period ended June 30, 2008 compared to $5.1 million for the three month period ended June 30, 2007, an increase of $32.1 million.  The increased provision for loan losses was driven by the slowing economy causing the Core Bank’s loan portfolio to experience higher than anticipated loan losses offset by increased recoveries for RALs due to enhanced credit screening procedures put in place for the 2008 RAL season.  Provision for loan losses for the Core Bank increased by $38.1 million for the second quarter 2008 compared to 2007.  The Core Bank’s loan portfolio has been impacted negatively primarily by increased net charge-offs of $28.5 million during the second quarter of 2008, which mostly impacted the loan portfolios in the Community and Commercial Banking segments.  A summary of the loan portfolios significantly impacted by the net charge-offs during the quarter include approximately $10.4 million of commercial loans, $9.9 million of construction loans, $4.8 million of residential real estate loans and $2.3 million of home equity loans. Included in commercial and construction loans are loans with home builders and land loans. The remainder of the increase in provision for loan losses is attributable to the qualitative factors portion of the allowance for loan losses model, which is mostly due to the deterioration in the economy.

A summary of the provision for loan losses for the comparable six month periods ended are as follows:

	Six-Months Ended June 30,
			Change
	2008	2007	$	%
	(in thousands)
Provision for loan losses:
Core Bank	$59,147	$12,516	$46,631	372.6%
RAL	26,414	71,577	(45,163)	(63.1%)

Total	$85,561	$84,093	$1,468	1.7%

For the year-to-date periods ending June 30, 2008 and 2007, provision for loan losses were $85.6 million and $84.1 million, an increase of $1.5 million or 1.7%.  This slight increase was caused by a significant increase in provision for loan losses for the Core Bank of $46.6 million, which was offset by a significant decrease in the RAL provision for loan losses of $45.2 million for the comparable periods.  The Core Bank’s loan portfolio had $30.7 million of net charge-offs in 2008 and required additional provision for loan losses as a result of the downturn in the economy.  At the same time, the RALs have experienced less charge-offs than in previous years due to the enhanced credit controls put into place by the Company for the 2008 RAL season, which has reduced the provision for loan losses for RALs.  Provision for loan losses for RALs for the six month periods ending June 30, 2008 and 2007 were $26.4 million and $71.6 million, a decrease of $45.2 million or 63.1%.  The enhanced credit risk controls for RALs resulted in a decline of net charge-offs of $26.4 million for the six month period ended June 30, 2008, compared to $69.6 million for the six month period ended June 30, 2007.

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

The table below summarizes the changes in non-interest income for the comparable quarters:

	Three-Months Ended June 30,
			Change
	2008	2007	$	%
	(in thousands)
Non-interest income:
Service charges and fees	$9,067	$10,427	$(1,360)	(13.0%)
Refund transfer fees	8,636	6,168	2,468	40.0%
Gain on sale of leasing portfolio	—	24,344	(24,344)	(100.0%)
Trust and investment advisory fees	6,655	5,944	711	12.0%
Loss on securities, net	(2,773)	(2)	(2,771)	N/A
Other	616	1,978	(1,362)	(68.9%)

Total	$22,201	$48,859	$(26,658)	(54.6%)

Total non-interest income was $22.2 million for the three months ended June 30, 2008 compared to $48.9 million for the same period in 2007, a decrease of $26.7 million or 54.6%.  This decrease is mostly attributed to the gain on sale of the leasing loan portfolio which occurred in June 2007.  In addition, net loss on securities increased $2.8 million mostly due to additional impairment of MBS AFS securities of $2.6 million when comparing the second quarter of 2008 to 2007.  The

MBS AFS impairment is from valuation adjustments due to changes in interest rates and Management’s decision to sell MBS securities which are in a loss position.  The impairment charge was not due to the credit quality of the underlying loans of the MBS AFS portfolio.

The decrease in non-interest income was offset by an increase of RT fees of $2.5 million.  The increase in RT fees occurred due to increased volume of 131,000 RT transactions when comparing the activity during the second quarter of 2008 to 2007.  The increased volume of RTs is partially the result of the Company’s enhanced credit risk management controls, which impacted RAL declines and increased RT volumes.

The table below summarizes the changes in non-interest income for the comparable year to date periods:

	Six-Months Ended June 30,
			Change
	2008	2007	$	%
	(in thousands)
Non-interest income:
Refund transfer fees	$68,191	$45,386	$22,805	50.2%
Gain on sale of RALs, net	44,580	41,822	2,758	6.6%
Gain on sale of leasing portfolio	—	24,344	(24,344)	(100.0%)
Service charges and fees	19,191	23,108	(3,917)	(17.0%)
Trust and investment advisory fees	13,286	12,174	1,112	9.1%
Gain on securities, net	66	1,939	(1,873)	(96.6%)
Other	2,203	4,340	(2,137)	(49.2%)

Total	$147,517	$153,113	$(5,596)	(3.7%)

Total non-interest income was $147.5 million for the six months ended June 30, 2008 compared to $153.1 million for the same period in 2007, a decrease of $5.6 million or 3.7%.  The main driver of this decrease is the gain on sale of the leasing portfolio from June 2007 of $24.3 million.  This decrease was offset by an increase of RT fees of $22.8 million or 50.2% from $45.4 million for the six month period ending June 30, 2007 to $68.2 million for the same period of 2008.  The increase in RT fees occurred due to increased volume of RTs.  The number of RT transactions increased by 1.5 million, or 31.1% when comparing the six month period ended June 30, 2008 to June 30, 2007.

The decrease in non-interest income was also impacted by a decrease in service charges and fees of $3.9 million when comparing the six month period ended June 30, 2008 to June 30, 2007.  This decrease was primarily caused by lower collection fees on RALs which occurred due to contract changes and a decrease in the number of participants involved in the cross-collection program.  RAL collection fees are earned from the collection of previous years’ charged-off RALs for participants of the cross-collection program.

The net gain on sale of RALs was $44.6 million for the 2008 RAL securitization, an increase of $2.8 million or 6.6% compared to the 2007 RAL securitization.  The increase in the gain is directly related to the increased volume of RALs sold into the securitization facility.  For additional explanation and disclosure regarding the securitization of RALs refer to Note 8 and Note 7, “RAL and RT Programs” of the Consolidated Financial Statements of this 10-Q and the 2007 10-K, respectively.

NON-INTEREST EXPENSE

The following table summarizes the changes in non-interest expenses for the comparable quarters:

	Three-Months Ended June 30,
			Change
	2008	2007	$	%
	(in thousands)
Non-interest expense:
Salaries and employee benefits	$31,314	$31,081	$233	0.7%
Refund program marketing and technology fees	1,257	13	1,244	N/A
Occupancy expenses, net	6,506	5,579	927	16.6%
Furniture, fixtures and equipment, net	1,975	2,610	(635)	(24.3%)
Other	23,632	17,776	5,856	32.9%

Total	$64,684	$57,059	$7,625	13.4%

The Company’s non-interest expenses increased by $7.6 million, or 13.4% for the second quarter of 2008 compared to the second quarter of 2007.  The majority of this increase is due to increased other expenses of $5.9 million, or 32.9%, to $23.6 million for the three months ended June 30, 2008, compared to $17.8 million for the same period in 2007.  The increase in other expenses is primarily due to increased expenses for the true-up of software depreciation of $2.4 million, RAL developer performance fees of $2.4 million, reserve for off-balance sheet commitments of $1.1 million and additional costs associated with the bank’s implementation of branch capture item processing.

The following table summarizes the changes in non-interest expenses for the comparable six month periods:

	Six-Months Ended June 30,
			Change
	2008	2007	$	%
	(in thousands)
Non-interest expense:
Salaries and employee benefits	$66,006	$66,881	$(875)	(1.3%)
Refund program marketing and technology fees	46,257	44,500	1,757	3.9%
Occupancy expenses, net	13,014	10,888	2,126	19.5%
Furniture, fixtures and equipment, net	4,580	5,076	(496)	(9.8%)
Other	56,684	44,608	12,076	27.1%

Total	$186,541	$171,953	$14,588	8.5%

The Company’s non-interest expenses for the year-to-date 2008 period compared to 2007 increased by $14.6 million, or 8.5%.  The majority of this increase is due to increased other expenses of $12.1 million or 27.1%, to $56.7 million for the six months ended June 30, 2008, compared to $44.6 million for the same period in 2007.  The increase in other expenses is primarily due to increases in RAL and RT developer performance fees of $7.4 million, reserve for off-balance sheet commitments of $3.5 million, software expense of $1.6 million, and other expenses of $966,000.  The increase in RAL and RT performance fees is the result of contractual volume incentive fee increases due to the increased volume for the 2008 RAL season.  The Company recorded additional expense to increase the off-balance sheet reserve compared to the second quarter of 2007.  This increase is primarily the result of a change in the reserve methodology for off-balance sheet commitments as disclosed in Note 5, “Loans” of this Form 10-Q.

PROVISION FOR INCOME TAXES

The Company recorded a $9.4 million tax benefit for the second quarter of 2008 compared to tax expense of $20.4 million for the second quarter of 2007.  For the six months ended June 30, 2008, the Company incurred tax expense of $34.4 million compared to $54.5 million for the comparable period in 2007.  The decrease in tax expense for the comparable periods is attributable to decreased pretax income and to a change in the Company’s effective rate for 2008 to 34.05%

compared to 2007’s full year tax rate of 35.77%.  The change in effective tax rate is attributable to a reduction in the Company’s projected 2008 pretax income and to increased low-income housing partnership tax credits.

BALANCE SHEET ANALYSIS

Total assets increased $111.0 million and total liabilities increased by $69.7 million since December 31, 2007.  The major components causing these increases are described in the following sections.

SECURITIES

The Company’s trading and AFS investment securities portfolio declined $58.7 million, or 5.0% to $1.12 billion at June 30, 2008, compared to December 31, 2007.  The decline is the net result of $238.6 million of called and matured securities from the U.S.  Agency AFS portfolio, principal payments of $32.1 million mostly from the MBS portfolio partially offset by purchases of $222.2 million of U.S.  Agency and tax-exempt AFS investment securities and a decrease of the fair market value of the AFS portfolio of $11.8 million.

The Company’s trading securities portfolio decreased by $84.5 million, or 57.6% to $62.3 million at June 30, 2008 compared to December 31, 2007.  This decrease occurred as a result of MBS sales of $146.7 million in the first quarter of 2008 offset by the addition of $67.6 million of MBS securities received in the settlement of a residential real estate loan conversion transaction and principal payments of $6.6 million since December 31, 2007.

Additional information related to the Company’s securities portfolios is included in Note 4, “Securities” of the Company’s Consolidated Financial Statements.  All of the transactions of the securities portfolios are managed by the finance department.  Earnings on the securities are reported in the “All Other” column in Note 14, “Segments” of this 10-Q.

LOAN PORTFOLIO

Loans Held for Investment

The following table summarized loans held for investment:

	June 30, 2008	December 31, 2007	Change
			$	%
	(in thousands)
Real estate:
Residential—1 to 4 family	$1,175,267	$1,075,663	$99,604	9.3%
Multi-family residential	279,922	278,935	987	0.4%
Commercial	1,713,846	1,558,761	155,085	9.9%
Construction	677,678	651,307	26,371	4.0%
Commercial & industrial loans	1,233,030	1,196,808	36,222	3.0%
Home equity loans	413,832	394,331	19,501	4.9%
Consumer loans	196,066	200,094	(4,028)	(2.0%)
RALs	1,000	—	1,000	N/A
Other loans	2,411	3,257	(846)	(26.0%)

Total loans	$5,693,052	$5,359,156	$333,896	6.2%

Total loans increased by $333.9 million from December 31, 2007 to June 30, 2008.  A majority of the growth in the loan portfolio was in commercial real estate, residential real estate, and commercial and industrial loans of $290.9 million.  The growth in the loan portfolio is due to the Bank’s strong capital position and competitive pricing of interest rates on loans.

The Company offers loans to individuals and small to medium size businesses.  The Community Banking segment consists of residential mortgage loans, personal lines of credit, equity lines, equity loans, and automobile loans.  The Commercial Banking segment consists of commercial lines of credit, letters of credit, small business lending and asset-based lending products.  The Wealth Management segment serves customers who meet certain net-worth, income and liquidity criteria and, there are not specific loan types offered to the customers served in this segment.  A more detailed description of each segment and the loan products offered is disclosed in the 2007 10-K.

Loans Held for Sale

At December 31, 2007, the Company had $68.3 million of adjustable rate residential loans classified as held for sale.  On January 4, 2008, $68.2 million of these loans were converted to MBS and placed in the Company’s trading portfolio.  The remainder of the loans held for sale, were also sold in January 2008.

ALLOWANCE FOR LOAN LOSSES (“ALLL”)

Total ALLL increased by $28.4 million to $73.3 million at June 30, 2008 from $44.8 million at December 31, 2007.  The increase to ALLL is primarily due to increased net charge-offs of $29.4 million during the second quarter of 2008, an increase in nonperforming assets of $85.1 million since December 31, 2007 and an increase in the qualitative factors related to the deterioration of the economy.

NON-PERFORMING LOANS

The table below summarizes the Company’s nonperforming assets and loan quality ratios.

	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007
	(in thousands)
Nonaccrual loans	$136,300	$159,508	$72,186	$20,690
Loans past due 90 days or more on accrual status	749	1,240	1,131	747
Troubled debt restructured loan	21,050	—	—	—

Total nonperforming loans	158,099	160,748	73,317	21,437
Foreclosed collateral	3,695	2,910	3,357	2,967

Total nonperforming assets	$161,794	$163,658	$76,674	$24,404

Allowance for loan losses, Core Bank	$73,288	$58,276	$44,843	$41,556
Allowance for loan losses, RALs	—	7,215	—	1,993

Total allowance for loan losses, Consolidated	$73,288	$65,491	$44,843	$43,549

COMPANY RATIOS—Consolidated:
Coverage ratio of allowance for loan losses to total loans	1.29%	1.18%	0.84%	0.80%
Coverage ratio of allowance for loan losses to nonperforming loans	46%	41%	61%	203%
Ratio of nonperforming loans to total loans	2.78%	2.90%	1.37%	0.39%
Ratio of nonperforming assets to total assets	2.16%	2.21%	1.04%	0.33%

COMPANY RATIOS—Core Bank:
Coverage ratio of allowance for loan losses to total loans	1.29%	1.06%	0.84%	0.76%
Coverage ratio of allowance for loan losses to nonperforming loans	46%	36%	61%	194%
Ratio of nonperforming loans to total loans	2.78%	2.93%	1.37%	0.39%
Ratio of nonperforming assets to total assets	2.16%	2.27%	1.04%	0.35%

Total non-performing loans increased to $158.1 million at June 30, 2008 from $73.3 million at December 31, 2007, an increase of $84.8 million.  During the first six months of 2008, residential construction loan relationships (home building industry) contributed to the increase in non-performing loans.  The troubled debt restructured loan of $21.1 million is also a residential construction loan relationship that was first reported as a nonaccrual loan at March 31, 2008.  As shown in the table on the following page as of June 30, 2008, the allowance for loan losses was 1.29% of total loans.  This is an increase of 45 basis points from 0.84% at December 31, 2007 and is mostly attributable to an increase in the ALLL calculation associated with economic and collateral factors to compensate for the broad scale downturn of the economy impacting all loan portfolios.

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

DEPOSITS

The following table summarizes the deposits.

	June 30, 2008	December 31, 2007	Change
			$	%
	(in thousands)
Non-interest bearing deposits	$991,570	$1,002,281	$(10,711)	-1.1%

Interest-bearing deposits:
NOW accounts	1,037,582	1,145,655	(108,073)	-9.4%
Money market deposit accounts	631,925	748,417	(116,492)	-15.6%
Other savings deposits	240,795	254,273	(13,478)	-5.3%
Time certificates of $100,000 or more	1,204,150	1,063,271	140,879	13.2%
Other time deposits	533,177	749,915	(216,738)	-28.9%

Total deposits	$4,639,199	$4,963,812	$(324,613)	-6.5%

The Company’s deposits decreased by $324.6 million, or 6.5% from December 31, 2007 to June 30, 2008.  The decrease is mostly attributed to the maturity of $189.6 million of brokered certificates of deposit used to fund the RAL program which are included in other time deposits.  Brokered certificates of deposit are large short-term deposits which assist with providing funding for the RAL and RT Programs during the first quarter of each year.  The Company’s deposits at June 30, 2008 were $4.64 billion and $4.78 billion at June 30, 2007, a decrease of $144.8 million or 3.0%.  The overall decline in deposits is also attributable to continued competition in the financial services industry to attract and retain new deposits.  Time certificates of $100,000 or more increased by $140.9 million when comparing the balances at June 30, 2008 to December 31, 2007.  The increase in time certificates of deposits of $100,000 or more is the result of the Bank’s CD campaigns that have attracted new customers and are providing cross-selling opportunities for our other deposit, loan and wealth management products.

FEDERAL FUNDS PURCHASED

Federal funds purchased increased $61.4 million or 902.2% from $6.8 million at December 31, 2007.  This increase is attributable to the strong loan growth since December 31, 2007.  The Company utilizes Federal funds purchased as a short-term funding solution for loans and securities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase were $356.6 million at June 30, 2008, an increase of $90.7 million since December 31, 2007.  Since December 31, 2007, securities sold under agreements to repurchase have been used as both a short-term and long-term funding source for the growth in loans.  Long-term securities sold under agreements to repurchase have increased $150.0 million due to additional and renewed long-term commitments with a weighted average rate of 2.86%, contributing to the decrease of interest expense.  This increase was offset by a decrease in short-term borrowings of securities sold under agreements to repurchase of $59.3 million.

CAPITAL RESOURCES

As of June 30, 2008, under current regulatory definitions, the Company and PCBNA were “well-capitalized,” as defined under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”).

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

The Company’s and PCBNA capital ratios as of June 30, 2008 and December 31, 2007 were as follows:

	Total Capital	Tier 1 Capital	Risk Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
June 30, 2008
PCB (consolidated)	$790,822	$608,865	$6,026,212	$7,255,011	13.1%	10.1%	8.4%
PCBNA	782,332	600,438	6,021,133	7,244,123	13.0%	10.0%	8.3%

December 31, 2007
PCB (consolidated)	$720,625	$568,075	$5,847,905	$7,126,286	12.3%	9.7%	8.0%
PCBNA	701,225	548,675	5,841,648	7,109,129	12.0%	9.4%	7.7%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

The minimum capital ratios the Company must maintain under the regulatory requirements to meet the standard of “adequately capitalized” and the minimum amounts and ratios required to meet the regulatory standards of “well capitalized” are included in the table above at June 30, 2008 and December 31, 2007.

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

PCB is the parent company and sole owner of PCBNA.  However, there are legal limitations on the amount of dividends, which may be paid by PCBNA to PCB.  The amounts that may be paid as dividends by a bank are determined based on the bank’s capital accounts and earnings in prior years.  As of June 30, 2008, PCBNA would have been permitted to pay up to $388.7 million as dividends to PCB.

Stock Repurchases

In 2007, the Company commenced and completed the share repurchase program of $25.0 million authorized by the Company’s Board of Directors. There is currently no share repurchase program authorized by the Board of Directors.

Future Sources and Uses of Capital and Expected Ratios

Net income is the major source of capital growth for the Company while dividends distributed to shareholders reduce capital. The Company’s dividend payout ratio was 41.1% for 2007 and the Company anticipates that dividend payout amounts for 2008 will be consistent with 2007 in total. The share repurchases made by the Company in the third and fourth quarters of 2007 reduced the impact to retained earnings from 2008 dividend payments.

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

In addition to the capital generated from the operations of the Company, a secondary source of capital growth has been the exercise of employee and director stock options. For the period of January 1, 2008 to June 30, 2008, the increase to capital from the exercise of options was $182,000.

There are no material commitments for capital expenditures or “off-balance sheet” financing arrangements at June 30, 2008.

Management intends to take the actions necessary to ensure that the Company and the Bank will continue to meet the capital ratios required for well-capitalized institutions.

Impact of RAL/RT Programs on Capital Adequacy

Formal measurement of the capital ratios for the Company and PCBNA are done at each quarter-end. However, the Company does more frequent estimates of its capital classification during late January and early February of each year because of the large volume of RALs originated. RALs are 100% risk weighted and impact the Company’s capital ratios during late January and early February of each year. Due to the impact of RALs on the Company’s capital ratios, Management monitors the Company’s capital ratios daily during these months. Management estimates that, if a formal computation of capital ratios were done on certain days during those weeks PCB and PCBNA may be classified as adequately capitalized, rather than well-capitalized. The Company has discussed this with its regulators and creditors.

In Note 7, “RAL and RT Programs” of the 2007 10-K contains a description of the securitization that the Company utilizes as one of its sources for funding RALs and in Note 8, “RAL and RT Programs” of these Consolidated Financial Statements of this 10-Q. The RAL securitization is a true sale of loans to other financial institutions, and except for the capital that must be allocated for the small-retained interest kept by the Company, the sale of RALs reduce the impact of RALs on the capital ratios for the Company.

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

The Company manages the adequacy of its liquidity by monitoring and managing its short-term liquidity, intermediate liquidity, and long-term liquidity. ALCO monitors and sets policy and related targets to ensure the Company maintains adequate liquidity. The monitoring of liquidity is done over the various time horizons, to avoid over dependence on volatile sources of funding and to provide a diversified set of funding sources. These targets are increased during certain periods to accommodate any liquidity risks of special programs like RALs.

Short-term liquidity is the ability to raise funds on an overnight basis. Sources of short-term liquidity include, but are not limited to, Federal funds purchased, FHLB short-term advances and securities sold under agreements to repurchase (“repurchase agreements”).

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

Federal funds purchased and overnight repurchase agreements are used to balance short-term mismatches between cash inflows from deposits, loan repayments, and maturing securities and cash outflows to fund loans, purchase securities and deposit withdrawals on a day-to-day basis.

For the Company, the most significant challenge relating to liquidity management is providing sufficient liquidity to fund the large amount of RALs, primarily in late January and early February of each year. In addition to the discussion above, the following considerations are kept in mind in providing the needed liquidity:

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

RALs generally present the Company with some special funding and liquidity needs. The Company was successful in planning for the liquidity needs for the 2008 RAL peak funding season of January and February. Additional funds are needed for RAL lending only for the very short period of time that RALs are outstanding. The RAL funding season starts in January and continues into April, but even within that time frame, RAL originations are highly concentrated in the last week of January and first two weeks of February. Each year, the Company must arrange for a significant amount of very short-term borrowing capacity. A portion of the funding need can be met by borrowing overnight from other financial institutions through the use of Federal funds purchased and repurchase agreements. These two sources match the short-term nature of the RALs and therefore are an efficient source of funding. However, they are not sufficient to meet the total need for funds and other sources such as advances from the FHLB and brokered deposits must be utilized. Extensive funding planning is accomplished prior to the RAL season to make effective and efficient use of various funding sources. Management is currently in the process of planning and arranging for the capital and liquidity needs for the 2009 RAL season. In 2008, Management was successful in executing its plan to meet the funding needs for RAL. In fact, in 2008, the Company experienced excess liquidity during the peak RAL season, and Management was able to reinvest funds in short-term investments such as commercial paper, securities purchased under agreements to resale and federal funds sold.

As of June 30, 2008, the Company’s liquidity ratio, which is the ratio of liquid assets of cash and cash equivalents, investment securities from the trading and AFS portfolios and loans held for sale divided by short-term liabilities of demand deposits, repurchase agreements and federal funds purchased was 40.0%, compared to 44.8% at December 31, 2007. The Company’s liquidity ratio decreased in June 2008 compared to December 2007 as a result of a decrease in investment securities and the sale of the loans held for sale at December 31, 2007. Total available liquidity as of June 30, 2008 was $1.33 billion.

At June 30, 2008, the Company had available borrowing capacity of $532.8 million at the FHLB and $822.8 million of borrowing capacity with the FRB. This borrowing capacity is utilized to fund loans when loan growth outpaces deposit growth.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk definition and assessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk. The key risk factors affecting the Company’s business are addressed in Item 1A, Risk Factors in the Company’s 2007 10-K.

Changes in interest rates can potentially have a significant impact on the Company’s earnings.  The Company has addressed the risks associated with interest rate risk in the section below.

INTEREST RATE RISK

The Company’s recent interest rate risk management activities have been focused on reducing the impact of rising and falling interest rates by taking a more neutral position.  The forward looking interest rate curves and markets are now anticipating the Federal Reserve will revert to a policy of tightening interest rates in the first quarter of 2009.

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

Monthly evaluations, monitoring and management of interest rate risk (including market risk, mismatch risk and basis risk) compare our most likely rate scenario, base case, with various earnings simulations using many interest rate scenarios.  These scenarios differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve.  These results are prepared by the Company’s Treasury Department and presented to the ALCO each month for further consideration.

Financial instruments do not respond in a parallel fashion to rising or falling interest rates.  This causes asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in interest rates.  Therefore, it is mandatory to monitor interest rate risk and adjust the Company’s funding strategies to mitigate adverse effects of interest rate shifts on the Company’s balance sheet.  In the future, however, other strategies may be implemented to manage interest rate risk.  These strategies may include, but may not be limited to, utilizing interest rate derivatives, buying or selling loans or securities, utilizing structured repurchase agreements and entering into other interest rate risk management instruments and techniques.

Net Interest Income (“NII”) and Economic Value of Equity (“EVE”) Simulations

The results of the asset liability model indicate how much of the Company’s net interest income and net economic value are “at risk” (deviation from the base case) from 2% shocks.  This exercise is valuable in identifying risk exposures and in comparing the Company’s interest rate risk profile relative to other financial intermediaries.

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

The EVE and NII results as of June 30, 2008 and June 30, 2007 are displayed in the table below.

RATE SENSITIVITY SUMMARY

The EVE value at risk at June 30, 2008 was within the adopted ALCO policy ranges at negative 3.7% for the down 200 basis points (“DN 200”) and at negative 8.6% for the up 200 basis points (“UP 200”) scenarios.  However, the previous year EVE at June 30, 2007 was above the policy limits in the UP 200 scenario at negative 19.2%.  An update to the model’s deposit decay assumptions in August 2007 revealed durations of the Company’s non-maturity deposits had extended, thus improving the EVE in a rising rate environment within the policy limit.  To further mitigate exposure in a rising rate environment, the Company sold fixed rate mortgages in the last quarter of 2007.

As noted in the table above, the Company’s net interest income (NII) exposure has surpassed our IRR policy limit as of June 30, 2008.  The DN 200 scenario corresponds to an instantaneous and parallel rate shock of 200 basis points where Fed Funds reaches 0%.  Even though this economic scenario is highly unlikely, our IRR policy requires that we monitor the NII for a period of 90 days prior to initiating corrective action.  Management is currently monitoring this situation as required by policy.

The simulation indicates a 1.9% improvement in the Up 200 scenario for NII over the next twelve months, using a scenario in which the Federal funds rate immediately increases 200 basis points to 4%.  Net economic value at risk however is well within the adopted ALCO policy ranges.  At June 30, 2007, both DN 200 and UP 200 scenarios were within the ALCO adopted policy limits.

The Company does not currently have any derivative instruments to assist with managing interest rate risk.  The derivative instruments the Company does have are offsetting instruments between the Company and certain commercial customers and the Company and a third party.  Changes in these derivative instrument’s market values are recorded in the balance sheet with no income statement impact for the Company.  The associated interest income and interest expense for these derivative instruments are recorded in the Company’s income statement.  The Company had $147.2 million notional amount of these derivative instruments at June 30, 3008.  These instruments are not specifically addressed in the Company’s interest rate risk model.  These derivatives have been reviewed and included in the calculation of the Company’s off-balance sheet credit risk model.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was conducted under the supervision and with the participation of the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) were effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GLOSSARY

AFS: Available for sale.

ALLL: Allowance for loan losses.

Asset and Liability Committee (ALCO): Oversees the decisions made by the Company’s Management to manage the risk associated with the assets and liabilities held by the Company.

Average balances: Daily averages, i.e., the averages are computed using the balances for each day of the year, rather than computing the average of the first and last day of the year.

Bps (Basis Points): A percentage expressed by multiplying a percentage by 100.   For example, 1.0% is 100 basis points.

Basis risk: The risk that financial instruments have interest rates that differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates.

CD: Certificates of Deposit.

CMO: Collateralized Mortgage Obligations.

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

FOMC: Federal Open Market Committee of the Federal Reserve System.

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

FVO: Fair value option.

GAAP: Generally Accepted Accounting Principles, which are approved principles of accounting as generally accepted in the United States of America.

Holiday loan: A loan product offered by professional tax preparers to their clients.  Holiday loans are subject to the same underwriting criteria and credit review as a RAL.  Holiday loans are unsecured loans but, typically pay-off with a RAL or RT product.

Interest rate risk: The risk of adverse impacts of changes in interest rates on financial instruments.

IRS: Internal Revenue Service.

JH: Jackson Hewitt.

Market risk: The risk that the market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates.

MBS: Mortgage Backed Security.

MCM: Morton Capital Management.

MD&A: Management Discussion and Analysis.

Mismatch risk: The risk that interest rate changes do not occur equally in the rates of interest earned on assets and paid on liabilities.  This occurs because of differences in the contractual maturity terms of the assets and liabilities held.

MMDA: Money Market Deposit Accounts (also referred to as Money Market accounts)

Net Interest Income (NII): The difference between the interest earned on the loans and securities portfolios and the interest paid on deposits and wholesale borrowings.

Net interest margin: Net interest income expressed as a percentage of average earning assets.  It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that must be paid on liabilities used to fund those assets.

NOW: Interest-bearing checking accounts.

OCI: Other Comprehensive Income.

PCB: Pacific Capital Bancorp.

PCBNA: Pacific Capital Bank, National Association.

PCCI: Pacific Crest Capital, Inc.

PER: Self filers of tax returns.

PRO: Other professional tax preparers.

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

Repos: Securities sold under agreements to repurchase.

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

TT&L: Treasury Tax and Loans.

Weighted average rate: Total interest divided by the computed daily weighted average balance.

Wholesale borrowing: Borrowings from other financial institutions.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 12, Commitments and Contingencies to the Consolidated Financial Statements of this quarterly report on Form 10-Q.

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

The Company’s Annual Meeting of Shareholders was held on April 29, 2008.  A total of 46,627,686 shares of common stock were outstanding and entitled to vote as of March 3, 2008, the record date for this meeting.  The following matters were submitted to a vote of the shareholders:

Proposal 1:	Election of eleven (11) directors to serve for a term of one year; and

Proposal 2:	Ratification of the selection of Ernst & Young LLP as the Company’s independent registered accounting firm for the year ending December 31, 2008.

Proposal 3:	Approval of the Pacific Capital Bancorp Equity Incentive Plan.

Proposal 4:	Approval of the 2007 Performance-Based Annual Incentive Compensation Plan.

The results of the voting were:

Proposal 1:	At this meeting, each of the following nominees was elected to serve on the Company’s Board of Directors until the next Annual Meeting and until his or her successor is elected and qualified:

Name	For	Withheld
Edward E. Birch	37,490,054	2,457,233
Richard S. Hambleton, Jr.	38,760,261	1,187,026
D. Vernon Horton	36,450,467	3,496,820
Roger C. Knopf	38,747,369	1,199,918
Robert W. Kummer, Jr.	38,703,636	1,243,651
Clayton C. Larson	36,645,321	3,301,966
George S. Leis	37,493,960	2,453,327
John R. Mackall	36,870,438	3,076,849
Lee E. Mikles	38,650,055	1,297,232
Richard A. Nightingale	38,715,298	1,231,989
Kathy J. Odell	38,579,530	1,367,757

Proposal 2:	At this meeting, the ratification of Ernst & Young LLP as the Company’s independent registered accounting firm for the year ending December 31, 2008 was approved by the Company’s shareholders:

For	Against	Abstain
39,495,511	214,412	237,364

Proposal 3:	At this meeting, the 2008 Equity Incentive Plan was approved by the Company’s shareholders:

For	Against	Abstain	Broker Non-Votes
26,783,260	3,933,910	684,219	8,545,898

Proposal 4:	At this meeting, the 2007 Performance-Based Annual Incentive Compensation Plan was approved by the Company’s shareholders:

For	Against	Abstain
32,779,415	6,441,161	726,711

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	A complete amended and restated Bylaws of Pacific Capital Bancorp effective May 22, 2008 is herein incorporated by reference filed on Form 8-K on May 22, 2008 under Item 5.03 and Item 9.01 as Exhibit 99.1.

10.1	Form of Notice of Grant and Restricted Stock Agreement for Non-employee Directors for the 2008 Equity Incentive Plan.

10.2	Form of Restricted Stock Agreement for Employees for the 2002 Equity Incentive Plan as amended on July 21, 2004, September 19, 2005 and December 12, 2006.

10.3	Form of Stock Option Agreement for Employees for the 2002 Equity Incentive Plan as amended on July 21, 2004, September 19, 2005 and December 12, 2006.

31.	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.1 Certification of George S. Leis

31.2 Certification of Stephen V. Masterson

32.	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.1 Certification of George S. Leis and Stephen V. Masterson

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ George S. Leis	August 8, 2008
George S. Leis
President and Chief Executive Officer

/s/ Stephen V. Masterson	August 8, 2008
Stephen V. Masterson
Executive Vice President and Chief Financial Officer