Form 10-Q
period 2008-09-30
PACIFIC CAPITAL BANCORP /CA/
filed 2008-11-10
CIK 357264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock of the registrant outstanding as of October 30, 2008: 46,615,371

PART I. FINANCIAL INFORMATION		3

Forward-looking statements		3

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and as of December 31, 2007	4

	Consolidated Statements of Income (Unaudited)	5

	Consolidated Statements of Comprehensive Income (Unaudited)	6

	Consolidated Statements of Cash Flows (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

The financial statements included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	61

Glossary		62

PART II. OTHER INFORMATION		64

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3.	Defaults Upon Senior Securities	64

Item 4.	Submission of Matters to a Vote of Security Holders	64

Item 5.	Other Information	64

Item 6.	Exhibits	64

SIGNATURES		64

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

Certain statements contained in Pacific Capital Bancorp’s (“the Company”) Annual Report on Form 10-K and Quarterly Report on Form 10-Q, as well as statements by the Company in periodic press releases and oral statements made by Company officials to securities analysts and shareholders during presentations about the Company, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the health of the capital markets, the Company’s de novo branching and acquisition efforts, the operating characteristics of the Company’s income tax refund loan and transfer programs and the economic conditions within its markets.  These forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in California; (4) the occurrence of terrorist acts or natural disasters, such as earthquakes; (5) reduced demand for or earnings derived from the Company’s refund anticipation loan (“RAL”) and refund transfer (“RT”) programs; (6) legislative or regulatory changes or litigation adversely affecting the businesses in which the Company engages; (7) unfavorable conditions in the capital markets; (8) challenges in opening additional branches, integrating acquisitions or introducing new products or services; and (9) other risks detailed in reports filed by the Company with the Securities and Exchange Commission (“SEC”).  Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.  For a more detailed description of the risk factors associated with the Company’s businesses, please refer to Part II, Item 1A of this Form 10-Q and to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The assets, liabilities, and results of operations of the Company’s tax refund and transfer programs (“RAL and RT programs”) are reported in its periodic filings with the SEC as a segment of its business.  Because these are activities conducted by very few other financial institutions, users of the financial statements have indicated that they are interested in information for the Company exclusive of these programs so that they may compare the results of operations with financial institutions that do not have comparable programs.  The amounts and ratios may generally be computed from the information provided in the notes to the financial statements that disclose segment information, but are computed and included in the Company’s Annual Report on Form 10-K and Quarterly Report Form 10-Q for the convenience of those users.

Purpose and Definition of Terms

The following document includes executive management’s (“Management”) insight of the Company’s financial condition and results of operations of Pacific Capital Bancorp (“PCB”) and its subsidiaries.  Unless otherwise stated, “the Company” refers to this consolidated entity.  The Company utilizes the term “Core Bank” throughout this Form 10-Q (“10-Q”).  Core Bank is defined as the consolidated financial results less the financial results from the RAL and RT Programs and is interchangeably referred to as “Excluding RAL and RT”.

Net interest margin is discussed throughout this document and presented on a fully tax equivalent basis (“FTE”).  This discussion should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K (“2007 10-K”).  Terms and acronyms used throughout this document are defined in the glossary on pages 62 through 63.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (unaudited)	December 31, 2007
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$122,991	$141,086
Federal funds sold	55,000	—

Cash and cash equivalents	177,991	141,086
Investment securities—trading, at fair value	202,557	146,862
Investment securities—available-for-sale, at fair value; amortized cost of $990,929 at September 30, 2008 and $1,147,824 at December 31, 2007	990,083	1,176,887
Loans:
Held for sale, at lower of cost or fair value	145,350	68,343
Held for investment, net of allowance for loan losses of $122,097 at September 30, 2008 and $44,843 at December 31, 2007	5,600,117	5,314,313

Total loans	5,745,467	5,382,656
Premises and equipment, net	79,409	86,921
Goodwill and other intangible assets	139,732	155,786
Other assets	353,409	284,148

Total assets	$7,688,648	$7,374,346

Liabilities:
Deposits:
Non-interest-bearing demand	$989,025	$1,002,281
Interest-bearing	3,952,279	3,961,531

Total deposits	4,941,304	4,963,812
Securities sold under agreements to repurchase	349,924	265,873
Federal funds purchased	8,200	6,800
Long-term debt and other borrowings	1,660,986	1,405,602
Other liabilities	85,885	63,903

Total liabilities	7,046,299	6,705,990

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock — no par value; 1,000 shares authorized, no shares issued and outstanding.	—	—
Common stock — no par value; $0.25 per share stated value; 100,000 authorized; 46,206 shares issued and outstanding at September 30, 2008 and 46,127 at December 31, 2007	11,556	11,537
Surplus	107,614	103,953
Retained earnings	524,815	537,065
Accumulated other comprehensive income	(1,636)	15,801

Total shareholders’ equity	642,349	668,356

Total liabilities and shareholders’ equity	$7,688,648	$7,374,346

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Interest income:
Loans	$88,109	$101,404	$371,358	$432,869
Investment securities—trading	2,484	—	4,121	—
Investment securities—available-for-sale	12,021	11,736	39,366	36,276
Other	119	1,519	2,281	2,629

Total interest income	102,733	114,659	417,126	471,774

Interest expense:
Deposits	18,565	32,399	65,377	99,236
Securities sold under agreements to repurchase	3,020	2,727	8,446	7,828
Federal funds purchased	424	723	1,413	6,737
Long-term debt and other borrowings	19,902	18,842	55,516	55,760

Total interest expense	41,911	54,691	130,752	169,561

Net interest income	60,822	59,968	286,374	302,213
Provision for loan losses	63,962	24,401	149,523	108,494

Net interest (loss)/income after provision for loan losses	(3,140)	35,567	136,851	193,719

Non-interest income:
Service charges and fees	8,028	8,551	27,220	31,659
Trust and investment advisory fees	6,352	6,009	19,637	18,183
Refund transfer fees	385	370	68,576	45,756
Gain on sale of RALs, net	—	—	44,580	41,822
Gain on sale of leasing portfolio	—	—	—	24,344
(Loss)/Gain on securities, net	(487)	5	(422)	1,944
Other	2,462	2,335	4,666	6,663

Total non-interest income	16,740	17,270	164,257	170,371

Non-interest expenses:
Salaries and employee benefits	28,593	26,987	94,598	93,867
Goodwill impairment	22,068	—	22,068	—
Occupancy expenses, net	6,178	5,552	19,192	16,440
Furniture, fixtures and equipment, net	2,291	2,224	6,871	7,301
Refund program marketing and technology fees	—	—	46,257	44,500
Other	23,041	17,412	79,722	62,024

Total non-interest expenses	82,171	52,175	268,708	224,132

(Loss)/income before (benefit)/provision for income taxes	(68,571)	662	32,400	139,958
(Benefit)/provision for income taxes	(21,070)	(3,191)	13,311	51,301

(Loss)/Net income	$(47,501)	$3,853	$19,089	$88,657

(Loss)/income per share—basic	$(1.03)	$0.08	$0.41	$1.89
(Loss)/income per share—diluted (Note 3)	$(1.03)	$0.08	$0.41	$1.88
Average number of shares—basic	46,197	46,945	46,169	46,971
Average number of shares—diluted	46,624	47,179	46,526	47,244
Dividends per share	$0.22	$0.22	$0.66	$0.66

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net (loss)/income	$(47,501)	$3,853	$19,089	$88,657

Other comprehensive (loss)/income, net:
Unrealized (loss) gain on securities AFS, net	(10,996)	5,633	(19,772)	586
Impairment loss on securities, net	462	—	2,406	—
Realized loss/(gain) on sale of securities AFS included in income, net	37	(18)	34	(1,143)
Postretirement benefit obligation arising during period, net	(35)	10	(104)	56

Net other comprehensive (loss)/income	(10,532)	5,625	(17,437)	(501)

Comprehensive (loss)/income	$(58,033)	$9,478	$1,652	$88,156

The amounts reclassified out of accumulated other comprehensive income into earnings for the three and nine month periods ended September 30, 2008, were $861,000 and $4.2 million, respectively. The income tax benefit related to these amounts were $362,000 and $1.8 million for the three and nine month periods ended September 30, 2008, respectively. The amount reclassified out of accumulated other comprehensive income into earnings for the three and nine month periods ended September 30, 2007 were $31,000 and $2.0 million. The income tax expense related to these amounts were $13,000 and $830,000 for the three and nine periods ended September 30, 2007, respectively.

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine-Months Ended September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$19,089	$88,657
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	149,523	108,494
Depreciation and amortization	18,210	15,089
Stock-based compensation	3,474	4,619
Excess tax benefit of stock-based compensation	(48)	(821)
Net amortization of discounts and premiums for investment securities	(7,317)	(8,447)
Loans originated for sale and principal collections, net	13,383	—
Goodwill impairment	22,068	—
(Gains)/losses on:
Sale of loans, net	(45,572)	(66,095)
Securities, AFS	4,210	(1,971)
Changes in:
Other assets	(54,127)	(17,616)
Other liabilities	21,302	9,223
Trading securities, net	(55,695)	(2)
Servicing rights, net	226	86

Net cash provided by operating activities	88,726	131,216

Cash flows from investing activities:
Proceeds from loan sales	2,125,822	2,130,529
Proceeds from sales, calls and maturities of AFS securities	123,565	314,772
Principal pay downs and maturities of AFS securities	367,935	199,721
Purchase of AFS securities	(331,500)	(314,053)
Loan originations and principal collections, net	(2,605,967)	(2,045,610)
Purchase of Federal Home Loan Bank stock	(10,785)	(3,551)
Purchase of premises and equipment, net	(8,952)	(7,346)
Proceeds from sale of other real estate owned	420	—

Net cash (used in) provided by investing activities	(339,462)	274,462

Cash flows from financing activities:
Net decrease in deposits	(22,508)	(197,754)
Net increase (decrease) in short-term borrowings	84,888	(158,776)
Proceeds from long-term debt and other borrowings	495,000	310,000
Repayments of long-term debt and other borrowings	(239,230)	(220,994)
Excess tax benefit of stock-based compensation	48	821
Proceeds from exercise of stock options	287	3,199
Payments to retire common stock	—	(14,970)
Cash dividends paid on common stock	(30,763)	(31,329)
Other, net	(81)	761

Net cash provided by financing activities	287,641	(309,042)

Net increase in cash and due from banks	36,905	96,636
Cash and cash equivalents at beginning of period	141,086	154,182

Cash and cash equivalents at end of period	$177,991	$250,818

Supplemental disclosure:
Cash paid during the period for:
Interest	$129,940	$172,315
Income Taxes	46,552	42,601
Non-cash investing activity:
Transfers to other real estate owned	1,824	—
Transfers from loans held for sale to trading securities	68,343	—
Net transfer of loans held for investment to loans held for sale	150,013	233,939

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements and notes included in this 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Nature of Operations

Pacific Capital Bancorp (“PCB” or “the Company”) is a bank holding company organized under the laws of the state of California.  PCB provides a full range of commercial and consumer banking services to households, professionals, and businesses through its wholly-owned subsidiary Pacific Capital Bank, N.A.  (“PCBNA” or “the Bank”).  These banking services include depository, lending and wealth management services.  PCBNA’s lending products include commercial, consumer, commercial and residential real estate loans and Small Business Administration (“SBA”) loans.  PCBNA is also one of the largest nationwide providers of financial services related to the electronic filing of income tax returns including the RAL and RT business products.  Depository services include checking, interest-bearing checking (“NOW”), money market (“MMDA”), savings, and certificates of deposit accounts (“CD”), as well as safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashiers checks.  PCBNA offers a wide range of wealth management services through the Wealth Management segment which includes two wholly-owned subsidiaries, Morton Capital Management (“MCM”) and R.E.  Wacker and Associates (“REWA”).

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

During the third quarter of 2008, the Company reviewed its goodwill for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). Due to the reorganization of the Company’s segments in December 2007 as disclosed in Note 24, “Segments” of the 2007 10-K, the Company was required to re-allocate goodwill based on the fair value of each segment at December 31, 2007. Prior to determining the fair value of each segment, the Company was required to determine the carrying value of each segment. In order to determine the carrying value of each segment, a majority of the assets held by the All Other segment were re-allocated to the Community Banking, Commercial Banking, RAL and RT Programs and Wealth Management segments. The income statement impact from the re-allocation is disclosed in the net credit (charge) for funds line item of the segment reporting tables.

SIGNIFICANT ACCOUNTING POLICIES

Except as noted below, the significant accounting policies have not changed from those described in Note 1, “Summary of Significant Accounting Policies” in the Consolidated Financial Statements of the 2007 10-K.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No.  157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Company adopted SFAS 157 on January 1, 2008.  There was no financial impact to the Consolidated Financial Statements upon adoption.  For additional information on the fair value of certain financial assets and liabilities, see Note 13, “Fair Value of Financial Instruments” of these Consolidated Financial Statements on page 28.

In February 2007, the FASB issued SFAS No.  159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period.  The fair value option (“FVO”) may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events.  The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments.  SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements.  The Company did not elect the adoption of SFAS 159 for any of its existing financial assets or liabilities as of January 1, 2008.  In the subsequent event footnote of the first quarter Form 10-Q, the Company disclosed its intent to elect the FVO for certain Federal Home Loan Bank (“FHLB”) advances.  However, the Company has since determined that it is unable to obtain the necessary inputs for the selected liabilities on a consistent and repeatable basis since they are unique and not from active markets.  As such, the Company has not fair valued any of its FHLB advances.

In December 2007, the FASB issued SFAS No.  141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No.  160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No.  51” (“SFAS 160”).  SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This will be effective for the Company for the calendar year beginning January 1, 2009.  SFAS 141(R) and SFAS 160 are effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively.  The Company does not currently have any Business Combinations scheduled to close on or after December 15, 2008.  With regard to SFAS 160, the Company’s only consolidated subsidiaries are all wholly-owned by the Company or by another subsidiary.  Management does not anticipate that there will be a material impact on the Company’s financial condition or results of operations from adoption of these accounting pronouncements.

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

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008 (a)	2007	2008	2007
	(in thousands, except per share amounts)
Basic weighted average shares outstanding	46,197	46,945	46,169	46,971
Dilutive effect of stock options	427	234	357	273

Diluted weighted average shares outstanding	46,624	47,179	46,526	47,244

Diluted Earnings Per Share	$(1.03)	$0.08	$0.41	$1.88

(a)	Diluted Earnings Per Share for the three-months ended September 30, 2008 is calculated using basic weighted average shares outstanding.

For the three months ended September 30, 2008 and 2007, the average outstanding unexercised stock options of 1.4 million and 1.0 million shares, respectively, were not included in the computation of earnings per share because they were antidilutive.  For the nine months ended September 30, 2008 and 2007, the average outstanding unexercised stock options of 1.3 million and 942,000 shares, respectively, were not included in the computation of earnings per share because they were antidilutive.

4.  SECURITIES

The amortized cost and estimated fair value of investment securities was as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Trading Securities:
Mortgage-backed securities (3)	$202,557	$—	$—	$202,557

Total	202,557	—	—	202,557

Available-for-Sale:
U.S. Treasury obligations (1)	26,367	306	—	26,673
U.S. Agency obligations (2)	436,345	1,046	(2,229)	435,162
Collateralized mortgage obligations	21,330	66	(1,210)	20,186
Mortgage-backed securities (3)	212,621	3,225	—	215,846
Asset-backed securities	1,963	—	(395)	1,568
State and municipal securities	292,303	8,915	(10,570)	290,648

Total	990,929	13,558	(14,404)	990,083

Total Securities	$1,193,486	$13,558	$(14,404)	$1,192,640

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Trading Securities:
Mortgage-backed securities (3)	$146,862	$—	$—	$146,862

Total	146,862	—	—	146,862

Available-for-Sale
U.S. Treasury obligations (1)	39,803	194	—	39,997
U.S. Agency obligations (2)	477,281	2,284	(75)	479,490
Collateralized mortgage obligations	23,838	120	(97)	23,861
Mortgage-backed securities (3)	382,003	940	—	382,943
Asset-backed securities	2,194	4	—	2,198
State and municipal securities	222,705	26,300	(607)	248,398

Total	1,147,824	29,842	(779)	1,176,887

Total Securities	$1,294,686	$29,842	$(779)	$1,323,749

(1)	U.S. Treasury obligations are securities that are backed by the full faith and credit of the United States government.

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

Trading Securities

At September 30, 2008, the Company held $202.6 million of trading securities, an increase of $55.7 million since December 31, 2007.  This increase was primarily from $213.4 million of Mortgage Backed Securities (“MBS”) purchases during 2008 which were reduced by $146.7 million of MBS sales and $12.6 million of principal pay downs during 2008.  For the three and nine months ended September 30, 2008, the market value of the securities held in the trading portfolio increased by $513,000 and $1.6 million, respectively.  The valuation change was recorded in non-interest income.

In January 2008, $146.7 million of fixed rate MBS trading securities held at December 31, 2007 were sold and a gain on sale of $2.3 million was recognized during the first quarter of 2008.  On January 4, 2008, the Company transferred $67.6 million of residential real estate loans to securities which are currently held in the trading portfolio and included in the $213.4 million of purchases during 2008 disclosed above.

Available for Sale (“AFS”) Securities

At September 30, 2008, the Company held $990.1 million of AFS Securities, a decrease of $186.8 million since December 31, 2007.  A majority of this decrease was due to sales, maturities and calls of securities of $447.3 million, a decrease in mark to market valuations of $29.9 million offset by purchases of $331.5 million.

As disclosed in Note 4, “Securities” of the Consolidated Financial Statements in the 2007 10-K, in the fourth quarter of 2007, Management changed its intent with regard to holding its AFS MBS until maturity or ultimate recovery.  As a result, the Company recognized $797,000 and $4.2 million of additional impairment loss for the three and nine month periods ended September 30, 2008, respectively, after recognizing a $3.0 million impairment loss at December 31, 2007.  Management has not changed its intent with respect to the remainder of the securities held in the AFS portfolio and has the ability to hold them.

During the third quarter of 2008, the Company entered into $50.0 million of treasury future contracts. The Company entered into these future contracts to assist with offsetting the impairment losses incurred on the MBS AFS portfolio. During the third quarter of 2008, the Company recorded $139,000 of losses associated with these future contracts. These losses are included in the income statement within the line item, Net gain (loss) on securities transactions.

The AFS securities that are in an unrealized loss position and temporarily impaired as of September 30, 2008 and December 31, 2007 are shown in the following table:

	September 30, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
US Treasury/US agencies	$197,454	$(2,229)	$—	$—	$197,454	$(2,229)
Municipal bonds	144,728	(9,728)	5,938	(842)	150,666	(10,570)
Collateralized mortgage obligations	10,647	(936)	3,672	(274)	14,319	(1,210)
Asset backed securities	1,568	(395)	—	—	1,568	(395)

Total	$354,397	$(13,288)	$9,610	$(1,116)	$364,007	$(14,404)

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
US Treasury/US agencies	$24,999	$(1)	$64,044	$(74)	$89,043	$(75)
Municipal bonds	12,361	(361)	12,877	(246)	25,238	(607)
Collateralized mortgage obligations	—	—	4,131	(97)	4,131	(97)

Total	$37,360	$(362)	$81,052	$(417)	$118,412	$(779)

The $14.4 million and $779,000 of unrealized losses for the AFS portfolio as of September 30, 2008 and December 31, 2007, respectively, are a result of market interest rate fluctuations.  The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the most recent ratings on all securities are investment grade.  Management is aware of one Asset Backed Security (“ABS”) with a fair value of $1.6 million held in the AFS portfolio that has some sub-prime home equity loans as the underlying collateral.  The ABS currently has an investment rating of AAA and is fully collateralized.  The Company has the ability and the intent to hold these securities until ultimate recovery or maturity.  As such, Management does not believe that there are any securities that are other-than-temporarily impaired as of September 30, 2008 other than the MBS portfolio as discussed above.

The fair value is based on current market prices obtained from independent sources for each security held.  All securities in an unrealized loss position for more than 12 months are evaluated for other than temporary impairment quarterly.

Interest Income

Interest income for trading and AFS securities on a FTE basis was $15.9 million and $12.4 million for the three month periods ended September 30, 2008 and 2007, respectively.  The taxable and non-taxable interest income for the comparable three month periods of September 30, 2008 and 2007 were: taxable interest income of $11.1 million and $8.9 million for the comparable periods and, non-taxable interest income of $4.8 million and $3.5 million.

Interest income for trading and AFS securities on a FTE basis was $47.4 million and $39.6 million for the nine month periods ended September 30, 2008 and 2007, respectively.  The taxable and non-taxable interest income for the comparable nine month periods of September 30, 2008 and 2007 were: taxable interest income of $33.9 million and $27.9 million for the comparable periods and, non-taxable interest income of $13.4 million and $11.7 million.

5.  LOANS

The composition of the Company’s loans held for investment portfolio is as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Real estate:
Residential—1 to 4 family	$1,100,608	$1,075,663
Multi-family residential	265,261	278,935
Commercial	1,929,225	1,558,761
Construction	605,563	651,307
Commercial loans	1,194,805	1,196,808
Home equity loans	426,921	394,331
Consumer loans	196,164	200,094
RALs	1,600	—
Other loans	2,067	3,257

Total loans	5,722,214	5,359,156
Allowance for loan losses	122,097	44,843

Net loans	$5,600,117	$5,314,313

Total loans are net of deferred loan origination, commitment and extension fees and origination costs of $6.9 million as of September 30, 2008 and $6.9 million as of December 31, 2007.

Loans Held for Sale

At September 30, 2008, the Company held $145.4 million of loans held for sale. All of the loans classified as loans held for sale at September 30, 2008 were sold or transferred during October 2008. The loans classified as held for sale were $88.2 million of residential loan sales, $22.6 million of SBA loans and $10.5 million of residential loans which were transferred to securities. Also included in loans held for sale were $24.0 million of loans sold in conjunction with the sale of the Santa Paula and Harvard branches transaction. As disclosed in Note 16, “Subsequent Events”, the Company increased the amount of loans sold in conjunction with the Santa Paula and Harvard branch sale after the preparation of September 30, 2008 financial statements.

At December 31, 2007, the Company held $68.3 million of residential real estate loans as held for sale which were transferred to securities in January 2008.

Impaired Loans

The following table reflects recorded investment in impaired loans:

	September 30, 2008	December 31, 2007
	(in thousands)
Impaired loans with specific valuation allowance	$31,916	$51,998
Valuation allowance related to impaired loans	(7,756)	(3,944)
Impaired loans without specific valuation allowance	99,322	6,171

Impaired loans, net	$123,482	$54,225

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance as identified in the table above as “Impaired loans without specific valuation allowance”.  The valuation allowance disclosed above is included in the allowance for loan losses reported in the balance sheets as of September 30, 2008 and December 31, 2007.

The table below reflects the average balance and interest recognized for impaired loans for the three and nine month periods ended September 30, 2008 and 2007.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Average investment in impaired loans for the period	$134,029	$10,255	$120,732	$11,343
Interest recognized during the period for impaired loans	$2,886	$453	$7,876	$977

The increase in the average balance of impaired loans during the three and nine month periods ended September 30, 2008 compared to the same periods in 2007 is primarily due to the deterioration of six sizable customer relationships, five of these relationships are in residential loan construction and one commercial loan (auto parts) which account for approximately 69% of the impaired loans disclosed above.

Refund Anticipation Loans

Information and disclosures related to RALs and the securitization of RALs are included in Note 8, “RAL and RT Programs” of these Consolidated Financial Statements.

Pledged Loans

At September 30, 2008 and December 31, 2007, loans secured by first trust deeds on residential and commercial property with principal balances totaling $1.06 billion and $977.4 million, respectively, were pledged as collateral to the Federal Reserve Bank of San Francisco (“FRB”); and $2.91 billion and $3.10 billion, respectively, were pledged to the Federal Home Loan Bank (“FHLB”).  The amount of loans pledged does not represent the amount of outstanding borrowings at the FRB or the FHLB.  The Company pledges loans as collateral for the Company’s borrowings in accordance with the Company’s agreements with the FRB and the FHLB.

Letters and Lines of Credit

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with “off-balance sheet” risk. Among these financial instruments are commitments to extend credit and standby letters of credit.

The following table represents the contractual commitments for lines and letters of credit as of September 30, 2008:

	September 30, 2008
	Total	Less than one year	One to three years	Three to five years	More than five years
	(in thousands)
Commercial lines of credit	$638,264	$366,352	$112,609	$69,664	$89,639
Consumer lines of credit	351,554	3,124	13,148	43,742	291,540
Standby letters of credit and financial guarantees	123,766	49,213	25,925	18,105	30,523

Total	$1,113,584	$418,689	$151,682	$131,511	$411,702

The Company has recorded a $342,000 liability associated with the unearned portion of the letter of credit fees for these guarantees as of September 30, 2008 compared to $382,000 at December 31, 2007.

The Company has exposure to loan losses from unfunded loan commitments and letters of credit.  As funds have not been disbursed on these commitments, they are not reported as loans outstanding.  Loan losses related to these commitments are not included in the allowance for loan losses reported in Note 7, “Allowance for Loan Losses” of this Form 10-Q and are accounted for as a separate loss contingency as a liability.  This loss contingency for the unfunded loan commitments and letters of credit was $7.1 million at September 30, 2008, an increase of $6.0 million since December 2007.  The increase in the reserve for off balance sheet commitments is discussed on page 48 of this Form 10-Q.  Changes to this liability are adjusted through other non-interest expense.

The table below summarizes the activity for this loss contingency:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Beginning balance	$4,377	$1,169	$1,107	$1,448
Additions, net	2,746	(155)	6,016	(434)

Balance	$7,123	$1,014	$7,123	$1,014

6.  LOAN SALES AND TRANSACTIONS

RALs

The Company sold $2.11 billion and $1.69 billion of RALs into a securitization facility through SBBT RAL Funding Corp. during the first quarters of 2008 and 2007, respectively.  The net gain on sale of RALs for the nine months ended September 30, 2008 and 2007 was $44.6 million and $41.8 million, respectively.  A detailed description of RALs sold through the securitization is discussed in Note 8, “RAL and RT Programs” of these Consolidated Financial Statements.  The income generated by the sale of RALs is reported in the RAL and RT segment.

Residential Real Estate Loans

During the third quarter of 2008, the Company decided to sell a select portion of the residential loan portfolio. During September 2008, $10.9 million of residential mortgage loans were sold for a net gain on sale of $106,000 which was recognized in other income. Of the $10.9 million of residential loans sold, $9.4 million of loans were sold with servicing retained. A nominal servicing right was recorded.

On January 4, 2008, the Company converted $68.2 million of adjustable rate residential real estate loans from the Community Banking segment to MBS held in the Company’s trading portfolio with a discounted par amount of $67.6 million.  The Company retained the servicing on the loans sold at a rate of 25 basis points and recognized a servicing right of $402,000.  Any resulting gain or loss for this transaction will be realized by the Company when the securities received in the conversion are sold.

SBA Loans

The Company occasionally sells the guaranteed portion of selected SBA 7(a) loans into the secondary market, on a servicing retained basis. During the third quarter of 2008, the Company sold $18.0 million of the guaranteed portion of selected SBA 7(a) loans for a premium. The Company recorded servicing rights of $255,000 and a net gain on loan sales of $757,000. The SBA lending activities are included in the Commercial Banking segment.

7.   ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Balance, beginning of period	$73,288	$43,549	$44,843	$64,671
Loans charged-off:
RALs	—	(25,386)	(53,752)	(116,726)
Core Bank Loans	(20,010)	(4,047)	(53,861)	(25,297)

Total Loans charged-off	(20,010)	(29,433)	(107,613)	(142,023)

Recoveries on loans previously charged-off:
RALs	3,697	1,010	31,035	22,764
Core Bank Loans	1,925	848	5,074	6,131

Total recoveries on loans previously charged -off	5,622	1,858	36,109	28,895

Net charge-offs	(14,388)	(27,575)	(71,504)	(113,128)

Provision for loan losses:
RALs	(3,697)	22,383	22,717	93,960
Core Bank Loans	67,659	2,018	126,806	14,534

Total provision for loan losses	63,962	24,401	149,523	108,494

Adjustments from loan sales	(765)	—	(765)	(19,662)

Balance, end of period	$122,097	$40,375	$122,097	$40,375

The allowance for loan losses increased by $81.7 million when comparing the balance at September 30, 2008 to September 30, 2007. This increase is mostly due to the inherent loan losses in the Core Bank loan portfolio associated with the economic downturn.  The discussion surrounding the causes for this increase are discussed in more detail within the Management Discussion & Analysis (“MD&A”), Provision for Loan Losses and Allowance for Loan Losses section which starts on page 45 of this Form 10-Q.

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

Net interest income for RALs for the nine month periods ended September 30, 2008 and 2007 was $103.4 million and $106.8 million, respectively. As discussed above, approximately 90% of the activity occurs in the first quarter each year.

The following table represents RAL originations and net charge-offs:

	Nine-Months Ended September 30,
	2008	2007
	(in thousands)
Originations:
RAL loans retained	$4,572,058	$4,150,305
RAL loans securitized	2,205,130	1,694,489

Total RAL loans	$6,777,188	$5,844,794

Loan losses:
Charge-offs of retained RALs, net	$(22,717)	$(93,960)
Charge-offs of securitized RALs, net	(14,914)	(14,189)

Total RAL program losses, net	$(37,631)	$(108,149)

In 2007 and prior, any RAL balance for which repayment had not been received by the end of the year was charged off.  Therefore, no RALs are reported as of December 31 each year.  At September 30, 2008, the outstanding RAL balance was $1.6 million. This balance was subsequently collected during October 2008.

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

The following table summarizes RAL and RT fees:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
RAL Fees:
Total RAL Fees	$—	$79	$108,762	$117,758
% of Total Fees	0%	18%	61%	72%

RT Fees:
Total RT Fees	$385	$370	$68,576	$45,756
% of Total Fees	100%	82%	39%	28%

Total Fees	$385	$449	$177,338	$163,514

Total RT transactions increased by 1.5 million or 30.8% from 4.8 million for the nine months ended September 30, 2007 to 6.3 million for the nine months ended September 30, 2008.  Implementation of new credit risk management controls resulted in an increased number of RAL customer applications that were declined which then converted to an RT, causing the $22.8 million increase in RT fees for the nine month period ending September 30, 2008 compared to September 30, 2007.

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

The 2008 securitization facility was terminated on February 22, 2008.  The 2008 securitization facility has similar terms to the 2007 securitization facility and was entered into on December 19, 2007 for the 2008 RAL season.  As of September 30, 2008 and December 31, 2007, there were no borrowings outstanding under the securitization facility.

Fees paid associated with the securitization facility include an administrative agent fee payable to the lead bank, an upfront fee, a commitment fee and a usage fee applied against the average balance of advances.  There are no retained interests or servicing rights at March 31 of any year, or during any subsequent reporting period.

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

The table below summarizes the gain on sale of RALs sold into the securitization:

	Nine-Months Ended September 30,
	2008	2007
	(in thousands)
RAL fees received on securitized loans	$64,123	$59,969
Fees paid to investor	(2,176)	(2,118)
Commitment fees paid	(2,320)	(1,575)
Other fees paid	(133)	(265)
Loan losses	(14,914)	(14,189)

Net gain on sale of RALs	$44,580	$41,822

RAL Allowance and Provision for loan losses

The Company follows the same policies for charging-off RALs regardless of whether the RAL had been securitized or not.  All outstanding RALs were charged-off at September 30, 2008 for the current RAL season except for $1.6 million of RALs which were subsequently collected.

RAL provision for loan losses was ($3.7) million and $22.4 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007 RAL provision for loan losses was $22.7 million and $94.0 million, respectively.  The decreased provision for loan losses on RALs for the comparable periods is due to the enhanced credit risk controls implemented by the Bank.  Additionally, starting in 2008, the Company is no longer offering the RAL pre-file loan product due to high loss rates experienced in the past.  The Company’s decision to eliminate the pre-file product in 2008 and the credit risk controls both contributed to the lower loan loss rate.

Losses associated with RALs result from the IRS not remitting funds associated with a particular tax return.  This occurs for a number of reasons, including errors in the tax return and tax return fraud.

Refund Transfer Fees

Fees earned on RTs are recognized in non-interest income as a separate line item, “Refund transfer fees”. RT fees earned for the three month periods ended September 30, 2008 and 2007 were $385,000 and $370,000, respectively. RT fees earned for the nine month periods ended September 30, 2008 and 2007 were $68.6 million and $45.8 million, respectively.  The increase in RT fees was the result of increased volumes for the comparable quarters.

9.  LONG-TERM DEBT AND OTHER BORROWINGS

The following table is a summary of long-term debt and other borrowings:

	September 30, 2008	December 31, 2007
	(in thousands)
Other short-term borrowings:
Amounts due to the Federal Reserve Bank	$5,684	$106,247
Federal Home Loan Bank advances	110,000	—

Total short-term borrowings	115,684	106,247

Long-term debt:
Federal Home Loan Bank advances	1,345,006	1,099,126
Subordinated debt issued by the Bank	121,000	121,000
Subordinated debt issued by the Company	69,427	69,537

Total long-term debt	1,535,433	1,289,663

Total long-term debt and other short-term borrowings	1,651,117	1,395,910

Obligation under capital lease	9,869	9,692

Total long-term debt and other borrowings	$1,660,986	$1,405,602

Other Short-Term Borrowings

Other short-term borrowings include treasury tax and loans (“TT&Ls”) with the FRB and short term advances with the FHLB. TT&Ls are obtained through the FRB’s Term Investment Option (“TIO”) program.  The TIO is an investment opportunity offered to participants that have treasury tax and loans with the FRB.  Included within the TT&L amounts are payroll deposits made by employers to PCBNA for eventual payment to the IRS.  PCBNA may hold these deposits and pay interest on them until called by the Treasury Department.  For the three months ended September 30, 2008 and 2007, interest expense on short-term borrowings was $1.2 million and $2.0 million, respectively with a weighted average rate of 2.31% and 4.75%, respectively.  For the nine months ended September 30, 2008 and 2007, interest expense on short-term borrowings was $2.5 million and $7.2 million, respectively with a weighted average rate of 2.27% and 4.80%, respectively.

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

The following table summarizes the expense recognized for postretirement benefits:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Service cost	$294	$346	$881	$1,039
Interest cost	299	280	897	839
Return on assets	(226)	(191)	(679)	(574)
Gain	126	172	380	516
Prior service cost	(161)	(161)	(484)	(484)

Total	$332	$446	$995	$1,336

At the end of each year, the Company contracts a third party to estimate the amount of the Company’s required liability for postretirement benefits and to forecast the postretirement benefit expense for the following year.  As of September 30, 2008 and December 31, 2007, the Company has recorded a liability for postretirement benefits of $4.7 million and $5.6 million, respectively.

Split-Dollar Life Insurance Arrangements

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”).  EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  The Company adopted EITF 06-4 on January 1, 2008, and recorded a cumulative effect adjustment of $576,000 as a reduction of retained earnings effective January 1, 2008.  On a monthly basis, the Company records the benefit expense of such insurance coverage.  Benefit expense during the three and nine month periods ended September 30, 2008 were $6,000 and $18,000, respectively.

11. OTHER	INCOME AND EXPENSE

Other Income

Within the line item of other income are dividends from the Company’s required investment in the FHLB and FRB. Members of the FHLB and FRB are required to maintain investments in FHLB and FRB stock in order to borrow and transact with them. In return, members receive dividends as a return on the investments. The investment in FHLB and FRB stock are classified as other assets since these investments do not provide the owner with any control or financial interest and the investment is not transferable therefore, the dividends are classified as other income. The dividend income from FHLB and FRB were $1.3 million and $926,000 for the third quarter of 2008 and 2007, respectively and $3.4 million and $2.9 million for the nine month periods ending September 30, 2008 and 2007, respectively.

Other Expense

The following table summarizes the significant items that are included in the other expense line item of the income statement:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Other Expense:
Software	$4,042	$3,437	$13,657	$11,446
Reserve for off balance sheet commitments	2,746	(155)	6,016	(434)
Accrued settlement, net	2,633	—	2,633	—
Consultants	2,122	1,996	6,173	7,734
Telephone	1,215	1,121	4,488	4,511
Developers performance fees	360	484	12,109	4,873
Other	9,923	10,529	34,646	33,894

Total	$23,041	$17,412	$79,722	$62,024

The increase in reserve for off balance sheet commitments is to cover inherent losses from binding loan commitments to the extent that they are expected to be funded, including other off-balance sheet obligations such as letters of credit, fair value swaps with commercial loan customers and commitments for lines of credit and all types of loans. Included in this reserve are the same qualitative factors as employed in the on-balance sheet allowance for loan loss methodology which is the driving factor of this increase due to the current economic conditions which are discussed further in the MD&A section of this Form 10-Q.

The accrued settlement, net, of $2.6 million relates to the lawsuit disclosed in Note 12, “Commitments and Contingencies” as the Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A., and Jackson-Hewitt, Inc.. The amount recorded is an accrual based on a tentative settlement agreement that is subject to the execution of a definitive settlement agreement and court approval.

The increase in software expense for the nine month comparable periods is mostly attributed to depreciation expense associated with capitalized software which had not been depreciating since January 2007 which was discovered and corrected during the second quarter of 2008. Management concluded that the amount of the error and the correction was not material to the Company’s financial statements for any period presented in 2007 or 2008.

The developers performance fees of $12.1 million has increased by $7.2 million for the comparable nine month periods as a result of contractual volume incentive fees paid to tax preparers due to the increased volume for the 2008 RAL season.

All other significant changes are discussed in the MD&A, non-interest expense section beginning on page 48.

12. COMMITMENTS	AND CONTINGENCIES

Leasing of Premises

The Company leases the majority of its locations.  Substantially all of these leases contain multiple renewal options and provisions for increases to lease payments. As of September 30, 2008, the minimum obligations under non-cancelable leases for the next five years and thereafter are shown in the table below.  These amounts are not adjusted for the contractual obligations of sub-tenants due to the Company.  Sub-tenants’ lease obligations to the Company were approximately $14.0 million at September 30, 2008.  Approximately 7.4% of these payments are due to the Company over the next three years.

The following table summarizes the contractual lease obligations at September 30, 2008:

	September 30, 2008					December 31, 2007
	Less than one year	One to three years	Three to five years	More than five years	Total
	(in thousands)
Non-cancelable leases	$11,428	$20,325	$14,836	$41,355	$87,944	$48,612
Capital leases	426	906	906	23,469	25,707	25,965

Total	$11,854	$21,231	$15,742	$64,824	$113,651	$74,577

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

A Sixth Amended Complaint was filed which added an additional plaintiff, Tyree Bowman.  The Company filed an answer to the complaint.

The plaintiff, the Company, the other defendant and the cross-defendants have tentatively reached agreement to settle the case.  The tentative settlement is subject to the execution of a definitive settlement agreement and court approval. If a final judgment is ultimately entered which is consistent with the tentative agreement, it will not have a material effect on the Company’s financial position, results of operation or cash flow.

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

In Big Sky Ventures, the Company filed a motion to dismiss the complaint.  Following a hearing on May 15, 2008, the motion was granted in part and denied in part.  The judge’s order granted the motion to dismiss as to the cause of action for restitution and unjust enrichment and denied it as to the other causes of action.  In addition, the order struck the plaintiffs’ requests for punitive damages and attorneys fees.  The plaintiffs filed an amended complaint which added causes of action for 1) intentional interference with prospective economic advantage, 2) negligent interference with prospective advantage, and 3) quantum meruit.  The Company has filed answer to the amended complaint.

In the Irlanda case, an amended complaint was filed.  The Company filed a demurrer and motion to strike the amended complaint.  At a hearing on September 26, 2008, the court sustained the Company’s demurrer without leave to amend 1) as to the theories of undue influence, economic duress, lack of mutual consent and lack of consideration alleged in the cause of action for injunctive relief, and 2) as to the causes of action for restitution, unjust enrichment and quantum meruit.  In addition, the court granted the Company’s motion to strike as to attorneys fees, punitive damages, and all matters relating to unjust enrichment, quantum meruit, constructive trust, compensatory damages for the rescission claim, and allegations of undue influence, mutual mistake, lack of mutual consent and lack of consideration.  A further court hearing is scheduled for December 5, 2008.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed upon sale price.  As such, the Company classifies loans held for sale as a non-recurring valuation using a level 1 valuation approach.  At September 30, 2008, the Company had $145.4 million of loans held for sale. All of the loans classified as loans held for sale were recorded at the lower of cost or market.

Impaired Loans

The Company records loans at fair value on a non-recurring basis. When a loan is considered impaired, an allowance for loan losses is established.  SFAS 157 applies to loans measured for impairment using the practical expedients method permitted by SFAS 114, Accounting by Creditors for Impairment of a Loan. Impaired loans are measured at an observable market price or at the fair value of the loans collateral, if the loan is collateral dependent.  The fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.  When the fair value of the loan’s collateral is based on an observable market price or current appraised value, the Company classifies the impaired loans as a non-recurring level 2 of the valuation hierarchy.  When the Company measures impairment using anything but an observable market price or a current appraised value, the fair value measurement is out of the scope of SFAS 157 and is not included in the tables below.

Servicing Rights

Servicing rights are carried at the lower of cost or fair value.  Servicing rights are subject to quarterly impairment testing.  When the fair value of the servicing rights is lower than the book value, an impairment is accounted for by reducing the right to the current fair value.  The Company uses independent third parties to value the servicing rights.  The valuation model used takes into consideration discounted cash flows using current interest rates, and prepayment speeds based on current market observations for each type of the underlying asset being serviced.  The Company classifies these servicing rights as non-recurring level 3 in the valuation hierarchy.  For the three months ended

September 30, 2008, no impairment was recorded for the servicing rights held by the Company.  For the nine months ended September 30, 2008, the Company reduced the carrying value of the servicing rights by $864,000 due to amortization and changes in the fair value.

Goodwill

Goodwill is tested for impairment during the third quarter of each year or if management determines there is a triggering event which may indicate a need to review goodwill for impairment. In order to determine the fair value of each reporting unit in the third quarter of 2008, the Company reviewed the capitalized earnings of each reporting unit, the outlook of the current economic environment and took into consideration the transaction multiples of publicly traded financial institutions adjusted for a change in control. When the fair value of a reporting unit is less than its carrying value, the Company is required to utilize a Step 2 valuation approach in accordance with SFAS 142. All of the Company’s reporting units passed Step 1 of the annual SFAS 142 impairment analysis in the third quarter of 2008 except the Commercial Banking segment. The Step 2 goodwill impairment analysis of the Commercial Banking segment required the Step 1 fair value of the reporting unit to be allocated to all of the fair values of the underlying tangible and intangible assets and liabilities for purposes of calculating the fair value of goodwill. This allocation resulted in a $22.1 million goodwill impairment recorded in the third quarter of 2008. The goodwill impairment testing was performed by an independent third party. The goodwill impairment calculation is an estimate subject to ongoing review as certain circumstances may cause additional impairment to be assessed in the future. As such, the Company used primarily level 3 inputs in its fair value of Goodwill.

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

Fair Value Interest Rate Swaps

GAAP requires that all derivatives be recorded at their current fair value on the balance sheet.  The Company has entered into fair value interest rate swap agreements with customers.  To avoid increasing the Company’s own interest rate risk by entering into these swap agreements, the Company has entered into offsetting fair value swap agreements with several financial institution counterparties.  The fair market value of these swaps use observable market prices which are then adjusted based on future cash flows.  As such, the fair value adjustments represent recurring level 2 adjustments. These fair value interest rate swaps are perfectly matched and the fair values of the swaps are recorded as other assets and other liabilities with the same amount in the Company’s balance sheet.  Changes in the fair value of these swaps are not recorded in the Company’s income statement with exception of one swap agreement with a customer.  During the second quarter of 2008, a customer defaulted on his monthly swap payments to the Bank and caused this swap agreement to become impaired.  This off-balance sheet commitment is fully reserved for in the Company’s reserve for off-balance sheet commitments based on the fair value of this swap agreement as of September 30, 2008.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2008 are summarized in the following table:

		Recurring Fair Value Measurements at Reporting
	As of September 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Assets:
Trading Securities:
Mortgage-backed securities	$202,557	$—	$202,557	$—

Total	202,557	—	202,557	—

Available-for-Sale:
U.S. Treasury obligations	26,673	—	26,673	—
U.S. Agency obligations	435,162	—	435,162	—
Collateralized mortgage obligations	20,186	—	20,186	—
Mortgage-backed securities	215,846	—	215,846	—
Asset-backed securities	1,568	—	1,568	—
State and municipal securities	290,648	—	290,648	—

Total	990,083	—	990,083	—

Fair value swap asset	6,890	—	6,890	—

Total assets at fair value	$1,199,530	$—	$1,199,530	$—

Liabilities:
Fair value swap liability	$6,890	$—	$6,890	$—

Total liabilities at fair value	$6,890	$—	$6,890	$—

The Company may be required to measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.  These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2008 are summarized in the table below:

		Non-recurring Fair Value Measurements at Reporting
	As of September 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Assets:
Impaired off balance sheet commitments	$709	$—	$709	$—
Impaired Loans	—	—	—	—
Servicing Rights	4,068	—	—	4,068
Intangible assets	6,954	—	—	6,954

Total assets at fair value	$11,731	$—	$709	$11,022

There were no liabilities measured at fair value on a non-recurring basis at September 30, 2008. In addition, there were no transfers in or out of the Company’s level 3 financial assets and liabilities for the nine months ended September 30, 2008.

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

During the third quarter of 2008, the Company reviewed goodwill for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). Due to the re-organization of the Company’s segments in December 2007 as disclosed in Note 24, Segments of the 2007 10-K, the Company was required to re-allocate goodwill based on the fair value of each segment at December 31, 2007. Prior to determining the fair value of each segment, the Company was required to determine the carrying value of each segment. In order to determine the carrying value of each segment, a majority of the assets and liabilities held by the Other segment were re-allocated to the Community Banking, Commercial Banking, RAL and RT Programs and Wealth Management segments. The income statement impact from the re-allocation is disclosed in the net credit (charge) for funds line item of the segment reporting tables.

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

	Three-Months Ended September 30, 2008
	Operating Segments
	Community Banking	Commercial Banking	RAL and RT Programs	Wealth Management	All Other	Total
	(in thousands)
Interest income	$30,492	$55,194	$—	$2,413	$14,634	$102,733
Interest expense	9,595	—	711	5,864	25,741	41,911

Net interest income	20,897	55,194	(711)	(3,451)	(11,107)	60,822

Provision for loan losses	25,508	39,686	(3,697)	2,465	—	63,962
Non-interest income	5,852	2,036	421	7,616	815	16,740
Non-interest expense	10,847	26,217	5,953	7,106	32,048	82,171

Direct income before tax	(9,606)	(8,673)	(2,546)	(5,406)	(42,340)	(68,571)

Indirect credit (charge) for funds	10,172	(25,951)	2,794	4,848	8,137	—

Net income (loss) before tax	$566	$(34,624)	$248	$(558)	$(34,203)	$(68,571)

Total assets	$3,056,847	$3,889,166	$239,890	$214,778	$287,967	$7,688,648

	Three-Months Ended September 30, 2007
	Operating Segments
	Community Banking	Commercial Banking	RAL and RT Programs	Wealth Management	All Other	Total
	(in thousands)
Interest income	$36,155	$62,229	$112	$2,850	$13,313	$114,659
Interest expense	16,353	—	693	10,884	26,761	54,691

Net interest income	19,802	62,229	(581)	(8,034)	(13,448)	59,968

Provision for loan losses	1,908	(564)	22,383	674	—	24,401
Non-interest income	6,216	1,552	560	7,310	1,632	17,270
Non-interest expense	10,097	3,546	2,773	5,391	30,368	52,175

Direct income before tax	14,013	60,799	(25,177)	(6,789)	(42,184)	662

Indirect credit (charge) for funds	10,182	(23,437)	2,055	6,184	5,016	—

Net income (loss) before tax	$24,195	$37,362	$(23,122)	$(605)	$(37,168)	$662

Total assets	$3,161,696	$3,545,467	$178,205	$195,432	$206,276	$7,287,076

	Nine-Months Ended September 30, 2008
	Operating Segments
	Community Banking	Commercial Banking	RAL and RT Programs	Wealth Management	All Other	Total
	(in thousands)
Interest income	$90,417	$164,942	$110,465	$7,227	$44,075	$417,126
Interest expense	32,538	—	7,046	20,259	70,909	130,752

Net interest income	57,879	164,942	103,419	(13,032)	(26,834)	286,374

Provision for loan losses	50,339	72,719	22,717	3,748	—	149,523
Non-interest income	17,002	5,062	116,236	23,506	2,451	164,257
Non-interest expense	31,175	35,454	81,544	20,411	100,124	268,708

Direct income before tax	(6,633)	61,831	115,394	(13,685)	(124,507)	32,400

Indirect credit (charge) for funds	33,739	(80,120)	8,000	17,478	20,903	—

Net income (loss) before tax	$27,106	$(18,289)	$123,394	$3,793	$(103,604)	$32,400

Total assets	$3,056,847	$3,889,166	$239,890	$214,778	$287,967	$7,688,648

	Nine-Months Ended September 30, 2007
	Operating Segments
	Community Banking	Commercial Banking	RAL and RT Programs	Wealth Management	All Other	Total
	(in thousands)
Interest income	$126,691	$178,329	$118,568	$9,077	$39,109	$471,774
Interest expense	47,640	2	11,804	31,089	79,026	169,561

Net interest income	79,051	178,327	106,764	(22,012)	(39,917)	302,213

Provision for loan losses	11,262	2,380	93,960	892	—	108,494
Non-interest income	42,181	4,602	94,062	22,214	7,312	170,371
Non-interest expense	34,946	11,921	67,002	16,869	93,394	224,132

Direct income before tax	75,024	168,628	39,864	(17,559)	(125,999)	139,958

Indirect credit (charge) for funds	30,545	(70,310)	6,165	18,551	15,049	—

Net income (loss) before tax	$105,569	$98,318	$46,029	$992	$(110,950)	$139,958

Total assets	$3,161,696	$3,545,467	$178,205	$195,432	$206,276	$7,287,076

As referenced in Note 1, “Summary of Significant Accounting Policies,” certain amounts in the table above have been reclassified from 2007 to 2008 for comparability.  The changes made to the reportable segments in the fourth quarter of 2007 are disclosed on page 130 of the 2007 Form 10-K.

15. INCOME TAXES

The effective tax rate for the three month period ended September 30, 2008 was 30.73%. The 41.08% effective tax rate for the first nine months of 2008 was calculated based on the actual results for the first nine months of 2008 and not on a projected annual effective tax rate. The annual effective tax rate cannot be predicted due to the potential variability in future financial results. The unusual tax rate for 2008 is primarily due to a $22.1 million goodwill impairment charge that is non-deductible for income tax purposes.

16. SUBSEQUENT EVENTS

In September 2008, the Company issued additional shares in conjunction with the “Dividend Reinvestment and Direct Stock Purchase Plan” which authorized 3,500,000 additional shares for raising additional capital. During October 2008, 407,000 shares were issued and $7.2 million of proceeds were received.

On October 24, 2008, the Company sold two retail banking branches from the Community Banking segment which are located in Santa Paula, California. The Company sold $54.4 million of deposits and received a premium of $3.5 million. This sale was settled with $30.4 million of loans and, $20.1 million of cash. The final determination of the gain on sale of these locations will be disclosed in the Company’s 2008 10-K filing.

On November 5, 2008, the Company received preliminary approval to participate in the U.S. Treasury’s Troubled Asset Relief Capital Purchase Program (“CPP”) with approval of 3% of the Bank’s risk weighted assets. At September 30, 2008, the Bank had $6.3 billion of risk weighted assets which, is approximately $189.1 million of additional capital that the TARP program has preliminarily approved. Under the terms of such approval, the Company may issue to the U.S. Treasury up to approximately $189.1 million, of 3.0% of the Bank’s risk weighted assets at September 30, 2008, of senior preferred shares. The senior preferred shares would pay a cumulative dividend of 5.0% in the first five years and 9.0% thereafter. The Company will also issue to the U.S. Treasury warrants to purchase common stock with an aggregate market price equal to 15.0% of the senior preferred shares which are issued to the U.S. Treasury. With this additional capital, the Company’s capital ratios at September 30, 2008 would have been 12.1% for the Tier 1 capital ratio and 14.9% for the total capital to risk weighted assets. The Company has 30 days to complete the documentation required to finalize the TARP approval process. TARP gave the U.S. Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, U.S. Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. For additional information regarding the Company participating in the U.S. Treasury department’s TARP go to page 54 of the MD&A Capital Resources section and refer to page 57, Item 3, Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q.

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

BUSINESS

PCB is a bank holding company.  All references to the Company or PCB apply to PCB and its subsidiaries on a consolidated basis.  The Company’s organizational structure and description of services are discussed in Item 1, “Business” and in Note 1, “Summary of Significant Accounting Policies” of the 2007 10-K and should be read in conjunction with this 10-Q.  Terms and acronyms used throughout this document are defined in the glossary on pages 62 through 63.  Throughout the MD&A of this 10-Q, there is discussion of the Company’s financial information with and without the RAL and RT programs.  When the discussion refers to the “Core Bank”, this means all of the financial activity of the consolidated financial statements excluding the RAL and RT programs.

On January 4, 2008, PCBNA acquired the assets of REWA, a San Luis Obispo, California-based registered investment advisor which provides financial investment advisory services to individuals, families and fiduciaries.  On the date of purchase, REWA managed assets of $464.1 million and PCBNA initially paid $7.0 million for the assets of the firm.  In exchange, PCBNA acquired substantially all of the assets and liabilities of REWA (with an additional contingent payment due five years after the purchase date) and formed a new wholly-owned subsidiary of PCBNA by the same name.  The Company is reporting all of the activity from the purchase of REWA in the Wealth Management segment. In connection with the acquisition of REWA, the Company has recorded $4.2 million of goodwill and $2.8 million of intangible assets. The goodwill associated with the purchase of REWA will be reviewed annually for impairment and the intangible assets will be amortized over their expected life and reviewed quarterly for impairment.  The clients of REWA will continue to be served by the same principal and support staff.

On October 24, 2008, the Company sold two retail banking branches from the Community Banking segment which are located in Santa Paula, California. The Company sold $54.4 million of deposits and received a premium of $3.5 million. This sale was settled with $30.4 million of loans and, $20.1 million of cash. The final determination of the gain on sale of these locations will be disclosed in the Company’s 2008 10-K filing.

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

RECENT DEVELOPMENTS

There have been significant disruptions in the U.S. and international financial system during the period covered by this report. As a result, available credit has been reduced or ceased to exist. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. The U.S. government, the governments of other countries, and multinational institutions have provided vast amounts of liquidity and capital into the banking system. Additional discussion regarding the volatility in the financial markets and the risks associated with the current economic environment is discussed in more detail throughout the MD&A and in more detail on page 57 within Item 3, Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q.

On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the U.S. Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. On October 22, 2008, the Company submitted an application to the TARP Capital Purchase Program for 3% of the Bank’s risk weighted assets and, on November 5, 2008, the Company obtained preliminary approval to participate in the U.S. Treasury’s TARP. This approval is pending based on additional documentation required to complete the approval process which is due to be completed within 30 days after the approval date. Under the terms of such approval, the Company may issue to the U.S. Treasury up to approximately $189.1 million, of 3.0% of the Bank’s risk weighted assets at September 30, 2008, of senior preferred shares. The senior preferred shares would pay a cumulative dividend of 5.0% in the first five years and 9.0% thereafter. The Company will also issue to the U.S. Treasury warrants to purchase common stock with an aggregate market price equal to 15.0% of the senior preferred shares which are issued to the U.S. Treasury. Additional discussion surrounding the anticipated approval of additional capital from the TARP is discussed in the Capital Resources section starting on page 54 of this Form 10-Q.

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

OVERVIEW AND HIGHLIGHTS

Net loss for the third quarter of 2008 was $47.5 million or ($1.03) per diluted share, compared with net income of $3.9 million, or $0.08 per diluted share, reported for the third quarter of 2007.  Net income for the nine month period ended September 30, 2008 was $19.1 million or $0.41 per diluted share, compared with net income of $88.7 million or $1.88 per diluted share.

The significant factors impacting net income for the three and nine month periods ending September 30, 2008 compared to the same periods in 2007 were:

•

increased provision for loan losses of $39.6 million for the third quarter of 2008 which reflects a provision for loan losses for the Core Bank of $67.7 million for the quarter and $126.8 million for the nine month period,

•	a goodwill impairment charge of $22.1 million for the third quarter of 2008,

•	a decrease in tax provision of $17.9 million for third quarter, $38.0 million year to date,

•	a decrease in net interest income of $15.8 million for the year to date period, primarily as the result of loan sales and transfers during 2007,

•	an increase in volume from the RT program, which increased RT fees by $22.8 million for the comparable year to date periods.

The impact to the Company from these items will be discussed in more detail throughout the analysis sections of this report as they pertain to the Company’s overall comparative performance for the periods ended September 30, 2008 compared to the periods ended September 30, 2007.

RESULTS OF OPERATIONS

INTEREST INCOME

The following table presents a summary of interest income for the three month periods ended September 30, 2008 and 2007:

	Three-Months Ended September 30,
			Change
	2008	2007	$	%
	(in thousands)
Interest income:
Loans	$88,109	$101,404	$(13,295)	(13.1%)
Investment securities, trading	2,484	—	2,484	N/A
Investment securities, available-for-sale	12,021	11,736	285	2.4%
Other	119	1,519	(1,400)	(92.2%)

Total	$102,733	$114,659	$(11,926)	(10.4%)

Interest income for the third quarter of 2008 decreased by $11.9 million, or 10.4% compared to the third quarter of 2007 primarily due to a decline in interest income from loans of $13.3 million, or 13.1%. The decrease in loan interest income was partially offset by increased interest income from investments of $2.8 million for the comparable quarters. Interest income on loans declined primarily due to loan sales in 2007 and interest rate declines resulting from the Federal Reserve lowering short-term interest rates. Interest income from commercial, consumer, residential real estate, commercial real estate and RAL loans declined by $5.5 million, $2.6 million, $2.6 million, $2.5 million and $115,000 respectively for the comparable periods. The majority of the decrease is attributable to declines in interest rates. The decline in interest income from the residential real estate portfolio was also impacted by loan sales.

The following table presents a summary of interest income for the nine month periods ended September 30, 2008 and 2007:

	Nine-Months Ended September 30,
			Change
	2008	2007	$	%
	(in thousands)
Interest income:
Loans	$371,358	$432,869	$(61,511)	(14.2%)
Investment securities, trading	4,121	—	4,121	N/A
Investment securities, available-for-sale	39,366	36,276	3,090	8.5%
Other	2,281	2,629	(348)	(13.2%)

Total	$417,126	$471,774	$(54,648)	(11.6%)

Interest income for the nine month period ending September 30, 2008 decreased by $54.6 million, or 11.6% compared to the nine month period ending September 30, 2007 primarily due to a decline in interest income from loans of $61.5 million partially offset by increased interest income from investment securities of $7.2 million. The decline in loan interest income was mostly due to decreased interest income from commercial, leasing, consumer and RALs of $49.8 million, or 20.2%.  Interest income from loans declined for the comparable quarters primarily due to loan sales in 2007, interest rate declines primarily the result of the Federal Reserve rate cuts and a decline in RAL interest income. Commercial loan interest income decreased $24.0 million mostly due to the leasing loan portfolio sale in June 2007 which contributed $12.6 million of this decrease and a reduction of interest rates for adjustable rate loans attributable to the Federal Reserve decreasing short-term interest rates.  Interest income from consumer loans declined $15.9 million primarily due to the $4.2 million decrease in interest income from indirect auto loans sold in May 2007 and a $3.9 million decline in interest income from the discontinued Holiday loan product in 2007. RAL interest income declined by $9.9 million for the nine months ended September 30, 2008 compared to 2007 mostly due to a combination of changes in channel volumes and average fees collected on RALs. The remaining decline in loan interest income was the result of declines in commercial real estate and residential real estate loan interest due to a combination of interest rate changes and two residential real estate loan transactions which converted $353.4 million of loans to securities in the fourth quarter of 2007 and first quarter of 2008.

The increase in other interest income from investments is primarily due to increased interest from MBS in the trading portfolio, U.S. agencies securities and state and municipal securities of $4.1 million, $2.9 million and $1.2 million, respectively for the comparable periods.

INTEREST EXPENSE

The following table represents the three month comparable periods of interest expense:

	Three-Months Ended September 30,
			Change
	2008	2007	$	%
	(in thousands)
Interest expense:
Deposits	$18,565	$32,399	$(13,834)	(42.7%)
Securities sold under agreements to repurchase	3,020	2,727	293	10.7%
Federal funds purchased	424	723	(299)	(41.4%)
Long-term debt and other borrowings	19,902	18,842	1,060	5.6%

Total	$41,911	$54,691	$(12,780)	(23.4%)

Interest expense for the third quarter of 2008 decreased by $12.8 million or 23.4%, to $41.9 million compared to $54.7 million for the third quarter of 2007. This decrease in interest expense is primarily due to decreased interest rates paid on deposits.  Interest rates paid on deposits decreased by 145 basis points when comparing the quarters ending September 30, 2008 to 2007.  Interest rates on deposits and short-term borrowings significantly decreased for the comparable periods due to the Federal Open Market Committee of the Federal Reserve System (“FOMC”)’s federal funds interest rate decreasing from 5.25% during a majority of 2007 to 2.00% on April 30, 2008. The FOMC has subsequently dropped the federal funds interest rate by 100 basis points since September 30, 2008.

The following table represents the nine month comparable periods of interest expense:

	Nine-Months Ended September 30,
			Change
	2008	2007	$	%
	(in thousands)
Interest expense:
Deposits	$65,377	$99,236	$(33,859)	(34.1%)
Securities sold under agreements to repurchase	8,446	7,828	618	7.9%
Federal funds purchased	1,413	6,737	(5,324)	(79.0%)
Long-term debt and other borrowings	55,516	55,760	(244)	(0.4%)

Total	$130,752	$169,561	$(38,809)	(22.9%)

Interest expense for the nine month period ending September 30, 2008 decreased $38.8 million, or 22.9% to $130.8 million for the comparable period mostly resulting from the FOMC decreasing the federal funds rate by 275 basis points over the last 12 months.  Interest rates paid on deposits decreased by 115 basis points and was the driver of the decrease of $33.9 million, or 34.1% in deposit interest expense. As CDs with higher interest rates matured, they were replaced with new CDs at lower interest rates.  Rates paid on other transaction accounts also declined in conjunction with the FOMC rate reductions.  The FOMC rate changes also directly impacted federal funds purchased which decreased interest expense by $5.3 million, or 79% for the comparable periods.

NET INTEREST MARGIN

The net interest margin is reported on a FTE basis.  A tax equivalent adjustment is added to reflect that interest earned on certain municipal securities and loans which are exempt from Federal income tax.

The following tables present FTE net interest margin for the comparable three month periods:

	Three-Months Ended September 30,
	2008			2007
	Balance	Income	Rate	Balance	Income	Rate
	(dollars in thousands)
Assets:
Commercial paper	$6,408	$37	2.30%	$—	$—	n/a
Federal funds sold	19,287	82	1.69%	115,006	1,519	5.24%
Securities: (1) (2)
Taxable	917,702	11,077	4.80%	754,002	8,940	4.70%
Non-taxable	265,132	4,807	7.25%	206,790	3,498	6.77%

Total securities	1,182,834	15,884	5.35%	960,792	12,438	5.15%

Loans: (1) (3)
Commercial	1,207,890	18,914	6.23%	1,088,061	24,320	8.87%
Real estate-multi family & commercial	2,752,603	41,886	6.09%	2,438,997	44,062	7.23%
Real estate-residential 1-4 family	1,203,771	17,889	5.94%	1,379,669	20,469	5.93%
Consumer	613,796	9,831	6.37%	613,026	12,528	8.11%
Other	2,251	30	5.30%	2,911	62	8.45%

Total loans, net	5,780,311	88,550	6.12%	5,522,664	101,441	7.33%

Total interest-earning assets	6,988,840	104,553	5.95%	6,598,462	115,398	6.94%

Market Value Adjustment	18,580			11,728
Noninterest-earning assets	593,612			639,824

Total assets	$7,601,032			$7,250,014

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$1,891,370	4,660	0.98%	$2,202,366	15,095	2.72%
Time certificates of deposit	1,849,236	13,905	2.99%	1,560,697	17,304	4.40%

Total interest-bearing deposits	3,740,606	18,565	1.97%	3,763,063	32,399	3.42%

Borrowed funds:
Repos and Federal funds purchased	436,123	3,444	3.14%	279,404	3,450	4.90%
Other borrowings	1,656,597	19,902	4.78%	1,409,366	18,842	5.30%

Total borrowed funds	2,092,720	23,346	4.44%	1,688,770	22,292	5.24%

Total interest-bearing liabilities	5,833,326	41,911	2.86%	5,451,833	54,691	3.98%

Noninterest-bearing demand deposits	987,336			1,020,983
Other liabilities	80,479			106,588
Shareholders’ equity	699,891			670,610

Total liabilities and shareholders’ equity	$7,601,032			$7,250,014

Tax equivalent net interest income/margin		62,642	3.57%		60,707	3.65%

Less: non-taxable interest from securities and loans		1,820	0.10%		739	0.04%

Net interest income		$60,822	3.47%		$59,968	3.61%

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.

(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Volume and Rate Variance Analysis of Net Interest Income – Tax Equivalent Basis:

	Three-Months Ended September 30, 2008 versus September 30, 2007
	Changes due to
	Rate	Volume	Total Change
	(in thousands)
Commercial paper	$—	$37	$37
Federal funds sold	(645)	(792)	(1,437)
Investment securities	454	2,992	3,446
Loans, net	(18,021)	5,130	(12,891)

Total interest-earning assets	$(18,212)	$7,367	$(10,845)

Savings and interest-bearing demand transaction accounts	(8,548)	(1,887)	(10,435)
Time certificates of deposit	(6,203)	2,804	(3,399)

	(14,751)	917	(13,834)

Repos and Federal funds purchased	(1,509)	1,503	(6)
Other borrowings	(1,983)	3,043	1,060

	(3,492)	4,546	1,054

Total interest-bearing liabilities	(18,243)	5,463	(12,780)

Tax equivalent net interest income	$31	$1,904	$1,935

Note:	Income and yield calculations are presented on a fully taxable equivalent basis.
The change not solely due to volume or rate has been prorated into rate and volume components.

Net Interest Margin

The FTE net interest margin for the three months ended September 30, 2008 decreased to 3.57% compared to 3.65% for the same period of 2007.  This net interest margin decrease is the result of declining interest rates received on average earning assets which decreased by 99 basis points, partially offset by declining interest rates paid on average earning liabilities which decreased by 112 basis points for the comparable three month periods.  Interest income on loans decreased by $12.9 million, or 121 basis points for the three month comparable periods ended September 30, 2008 and 2007.  Of the $12.9 million decrease, $18.0 million is attributable to decreases in interest rates received on loans.  Commercial and real estate loans secured by multi-family and commercial properties were the primary drivers of the decreased rates received on loans.  Interest expense on deposits decreased by $13.8 million or 145 basis points for the comparable three month periods ended September 30, 2008 compared to 2007.  Of the $13.8 million decrease, $14.8 million is attributable to decreased interest rates paid on deposits partially offset by a $917,000 increase due to deposit growth.  These decreases were primarily caused by the FOMC reducing short-term interest rates.

The following tables present FTE net interest margin for the comparable nine month periods:

	Nine-Months Ended September 30,
	2008			2007
	Balance	Income	Rate	Balance	Income	Rate
	(dollars in thousands)
Assets:
Commercial paper	$25,947	$560	2.88%	$—	$—	n/a
Federal funds sold and other earning assets	85,179	1,721	2.70%	66,421	2,629	5.29%
Securities:
Taxable	927,040	33,935	4.89%	806,695	27,901	4.62%
Non-taxable	244,567	13,418	7.32%	207,427	11,708	7.53%

Total securities	1,171,607	47,353	5.40%	1,014,122	39,609	5.22%

Loans:
Commercial	1,198,260	58,181	6.49%	1,232,286	82,096	8.91%
Real estate-multi family & commercial	2,646,493	123,306	6.21%	2,340,394	128,515	7.32%
Real estate-residential 1-4 family	1,140,836	51,124	5.98%	1,304,797	57,327	5.86%
Consumer	738,478	139,156	25.17%	1,142,874	164,961	19.30%
Other	3,338	149	5.96%	2,890	172	7.96%

Total loans (1)	5,727,405	371,916	8.67%	6,023,241	433,071	9.60%

Total earning assets	7,010,138	421,550	8.03%	7,103,784	475,309	8.95%

SFAS 115 Market Value Adjustment	25,957			18,821
Non-earning assets	589,773			444,565

Total assets	$7,625,868			$7,567,170

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,005,641	19,085	1.27%	$2,132,474	41,032	2.57%
Time certificates of deposit	1,818,462	46,292	3.40%	1,732,963	58,204	4.49%

Total interest-bearing deposits	3,824,103	65,377	2.28%	3,865,437	99,236	3.43%

Borrowed funds:
Repos and Federal funds purchased	406,597	9,859	3.24%	382,088	14,565	5.10%
Other borrowings	1,504,382	55,516	4.93%	1,401,141	55,760	5.32%

Total borrowed funds	1,910,979	65,375	4.57%	1,783,229	70,325	5.27%

Total interest-bearing liabilities	5,735,082	130,752	3.05%	5,648,666	169,561	4.01%

Non-interest-bearing demand deposits	1,126,123			1,160,572
Other liabilities	55,219			100,680
Shareholders’ equity	709,444			657,252

Total liabilities and shareholders’ equity	$7,625,868			$7,567,170

Tax equivalent net interest income/margin		290,798	5.54%		305,748	5.75%
Less: tax equivalent income included in interest income from non-taxable securities and loans		4,424	0.08%		3,535	0.06%

Net interest income		$286,374	5.46%		$302,213	5.69%

Loan information Core Bank:
Consumer loans, Core Bank	$603,266	$30,394	6.73%	$704,863	$46,393	8.80%
Loans, Core Bank	$5,592,193	$263,154	6.29%	$5,585,230	$314,503	7.53%

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.

(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Volume and Rate Variance Analysis of Net Interest Income – Tax Equivalent Basis:

	Nine-Months Ended
	September 30, 2008 versus September 30, 2007
	Changes due to
	Rate	Volume	Total Change
	(in thousands)
Commercial paper	$—	$560	$560
Federal funds sold	(1,518)	610	(908)
Investment securities	1,365	6,379	7,744
Loans, net	672	(61,827)	(61,155)

Total interest-earning assets	$519	$(54,278)	$(53,759)

Savings and interest-bearing demand transaction accounts	(19,638)	(2,309)	(21,947)
Time certificates of deposit	(14,677)	2,765	(11,912)

	(34,315)	456	(33,859)

Repos and Federal funds purchased	(5,594)	888	(4,706)
Other borrowings	(4,223)	3,979	(244)

	(9,817)	4,867	(4,950)

Total interest-bearing liabilities	(44,132)	5,323	(38,809)

Tax equivalent net interest income	$44,651	$(59,601)	$(14,950)

Loans excluding RALs	$(51,743)	$394	$(51,349)
Consumer loans excluding RALs	$(9,920)	$(6,079)	$(15,999)

Note:	Income and yield calculations are presented on a fully taxable equivalent basis.
The change not solely due to volume or rate has been prorated into rate and volume components.

Net Interest Margin

The FTE net interest margin for the nine months ended September 30, 2008 decreased to 5.54% compared to 5.75% for the same period of 2007.  This decrease is a result of declining interest rates received on earning assets in combination with a decline in total interest earning assets partially offset by decreased interest rates paid on deposits and borrowings.  FTE interest income decreased by $53.8 million.  This decrease is mostly attributable to the decrease in average earning assets.  Average loans decreased by $295.8 million and caused $61.8 million of the decrease which was offset by an increase in the average balance of investment securities of $157.5 million and increased interest income by $6.4 million. Interest expense decreased by $38.8 million during the comparable nine month periods ended September 30, 2008 and 2007.  The primary driver decreasing interest expense is the decline in interest rates which was caused by the FOMC decreasing short term interest rates over the last twelve months by 275 basis points. Interest rates paid on deposits decreased by 115 basis points while interest rates on borrowings decreased by 70 basis points, these decreases accounted for $44.1 million of the $38.8 million decrease which were offset by an increase in average interest bearing liabilities of $86.4 million.

The first and second quarters’ net interest margin of each year are significantly impacted by the RAL activity that peaks during the first quarter of each year.  RALs generally have a very short duration (2-3 weeks), which cause the interest rates received on consumer loans to be significantly higher than what is anticipated for the entire year.  The table below summarizes the net interest margin excluding RALs.

	Nine-Months Ended September 30,
	2008	2007
	(dollars in thousands)
Consolidated average earning assets	$7,010,138	$7,103,784
Less: RAL average earning assets	135,212	438,011

Core bank average earning assets	6,874,926	6,665,773

Consolidated tax equivalent net interest income	290,798	305,748
Less: RAL net interest income	103,419	106,764

Core bank tax equivalent, non-GAAP net interest income	$187,379	$198,984

Core bank net interest margin	3.64%	3.99%

The net interest margin for the Core Bank decreased to 3.64% for the nine months ended September 30, 2008 compared to 3.99% for the same period of 2007.  Due to the seasonality of the RAL product, Management has disclosed the Core Bank net interest margin, which excludes RALs.  The Core Bank’s FTE net interest income was $187.4 million, a decrease of $11.6 million when comparing to the same in 2007.  The main driver of this decrease is a decline in core loan interest rates from 7.53% at September 30, 2007 to 6.29% at September 30, 2008 offset by a decrease in loan volume, which is attributable to the sale and transfer of the leasing, indirect auto and residential real estate loan portfolios in 2007. Commercial and real estate secured multi-family and commercial loan portfolios caused a majority of the decrease. At the same time, interest rates paid on deposits, and borrowings also decreased, partially offsetting the decreased interest income from loans.

PROVISION FOR LOAN LOSSES

Quarterly, the Company determines the amount of allowance for loan losses adequate to provide for losses inherent in the Company’s loan portfolios. The provision for loan losses is determined by the net change in the allowance for loan losses.  For a detailed discussion of the Company’s allowance for loan losses, refer to the “Significant Accounting Policies” discussion in Note 1, “Summary of Significant Accounting Policies” in the 2007 10-K and in the MD&A allowance for loan loss discussion of this Form 10-Q on page 52.

A summary of the provision for loan losses for the comparable three month periods ended are as follows:

	Three-Months Ended September 30,
			Change
	2008	2007	$	%
	(in thousands)
Provision for loan losses:
Core Bank	$67,659	$2,018	$65,641	N/A
RAL	(3,697)	22,383	(26,080)	N/A

Total	$63,962	$24,401	$39,561	162.1%

Provision for loan losses were $64.0 million for the three month period ended September 30, 2008 compared to $24.4 million for the three month period ended September 30, 2007, an increase of $39.6 million.  The increased provision for loan losses was driven by the slowing economy causing the Core Bank’s loan portfolio to experience higher than anticipated historical loan losses partially offset by increased recoveries for RALs due to enhanced credit screening procedures put in place for the 2008 RAL season.  Provision for loan losses for the Core Bank increased by $65.6 million for the third quarter 2008 compared to 2007.  The Core Bank’s breakdown of provision for loan losses consisted of $23.7 million of construction and land, $16.9 million commercial real estate, $6.5 million commercial and industrial, $5.8 million residential real estate, $5.7 million home equity, and $9.1 million all other portfolios.  The provision expense for the comparable period 2007 was $2.0 million primarily related to other consumer products.  The RAL credit to provision of $3.7 million for the three months ended September 30, 2008 was due to increased collections.

A summary of the provision for loan losses for the comparable nine month periods ended are as follows:

	Nine-Months Ended September 30,
			Change
	2008	2007	$	%
	(in thousands)
Provision for loan losses:
Core Bank	$126,806	$14,534	$112,272	772.5%
RAL	22,717	93,960	(71,243)	(75.8%)

Total	$149,523	$108,494	$41,029	37.8%

For the year-to-date periods ended September 30, 2008 and 2007, provision for loan losses were $149.5 million and $108.5 million, an increase of $41.0 million or 37.8%.  This increase was caused by a significant increase in provision for loan losses for the Core Bank of $112.3 million, which was partially offset by a significant decrease in the RAL provision for loan losses of $71.2 million for the comparable periods.  The Core Bank’s loan portfolio had $48.8 million of net charge-offs in 2008 and required additional provision for loan losses as a result of the downturn in the economy.  At the same time, the RALs have experienced less charge-offs than in previous years due to the enhanced credit controls put into place by the Company for the 2008 RAL season, which has reduced the provision for loan losses for RALs.  Provision for loan losses for RALs for the nine month periods ending September 30, 2008 and 2007 were $22.7 million and $94.0 million, a decrease of $71.2 million or 75.8%.  The enhanced credit risk controls for RALs resulted in a decline of net charge-offs of $71.2 million for the nine month period ended September 30, 2008, compared to 2007.

NON-INTEREST INCOME

Non-interest income primarily consists of fee income received from servicing deposit relationships, trust and investment advisory fees, RT fees earned from processing tax refunds, fees and commissions earned on certain transactions, unrealized gains and losses on the trading portfolio, impairment of AFS MBS and realized gains and losses on sold and called securities and gains and losses on the sale or disposal of assets.

The table below summarizes the changes in non-interest income for the comparable quarters:

	Three-Months Ended September 30,
			Change
	2008	2007	$	%
	(in thousands)
Non-interest income:
Service charges and fees	$8,028	$8,551	$(523)	(6.1%)
Trust and investment advisory fees	6,352	6,009	343	5.7%
Refund transfer fees	385	370	15	4.1%
Loss on securities, net	(487)	5	(492)	N/A
Other	2,462	2,335	127	5.4%

Total	$16,740	$17,270	$(530)	(3.1%)

Total non-interest income was $16.7 million for the three months ended September 30, 2008 compared to $17.3 million for the same period in 2007, a decrease of 3.1%.  This decrease is mostly attributed to a 6.1% decrease in service charges and fees and a net loss on securities transactions of $487,000 partially offset by 5.7% increase in cash management fees.  The net loss on securities was mostly due to additional impairment of MBS AFS of $797,000, investment in U.S. Treasury futures losses of $139,000 and net loss on securities sold of $64,000 partially offset by gains on the trading securities of $513,000.  The MBS AFS impairment is from valuation adjustments due to changes in interest rates and Management’s decision to sell MBS securities which are in a loss position.  The impairment charge was not due to the credit quality of the underlying loans of the MBS AFS portfolio.

The table below summarizes the changes in non-interest income for the comparable year to date periods:

	Nine-Months Ended September 30,
			Change
	2008	2007	$	%
	(in thousands)
Non-interest income:
Refund transfer fees	$68,576	$45,756	$22,820	49.9%
Gain on sale of RALs, net	44,580	41,822	2,758	6.6%
Service charges and fees	27,220	31,659	(4,439)	(14.0%)
Trust and investment advisory fees	19,637	18,183	1,454	8.0%
Gain on sale of leasing portfolio	—	24,344	(24,344)	N/A
(Loss)/Gain on securities, net	(422)	1,944	(2,366)	(121.7%)
Other	4,666	6,663	(1,997)	(30.0%)

Total	$164,257	$170,371	$(6,114)	(3.6%)

Total non-interest income was $164.3 million for the nine months ended September 30, 2008 compared to $170.4 million for the same period in 2007, a decrease of $6.1 million or 3.6%.  Excluding the prior year gain on sale of the leasing portfolio in June 2007 of $24.3 million, the non-interest income for the nine month comparable periods increased by $18.2 million for 2008 compared to 2007. This increase was primarily due to increased RT fees of $22.8 million or 49.9% from $45.8 million for the nine month period ended September 30, 2007 to $68.6 million for the same period of 2008.  The increase in RT fees occurred due to increased volume of RTs.  The number of RT transactions increased by 1.5 million, or 30.8% when comparing the nine month period ended September 30, 2008 to September 30, 2007.

The decrease in non-interest income was also impacted by a decrease in service charges and fees of $4.4 million when comparing the nine month period ended September 30, 2008 to September 30, 2007.  This decrease was primarily caused by lower collection fees on RALs which occurred due to contract changes and a decrease in the number of participants involved in the cross-collection program of $3.1 million and the discontinuation of a third party commission received on official check outsourcing of $901,000.  RAL collection fees are earned from the collection of previous years’ charged-off RALs for participants of the cross-collection program.  The outsourcing of the official checks was discontinued in July of 2008.

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

NON-INTEREST EXPENSE

The following table summarizes the changes in non-interest expenses for the comparable quarters:

	Three-Months Ended September 30,
			Change
	2008	2007	$	%
	(in thousands)
Non-interest expense:
Salaries and employee benefits	$28,593	$26,987	$1,606	6.0%
Goodwill impairment	22,068	—	22,068	N/A
Occupancy expenses, net	6,178	5,552	626	11.3%
Furniture, fixtures and equipment, net	2,291	2,224	67	3.0%
Other	23,041	17,412	5,629	32.3%

Total	$82,171	$52,175	$29,996	57.5%

The Company’s non-interest expenses increased by $30.0 million, or 57.5% for the third quarter of 2008 compared to the third quarter of 2007.  The majority of this increase is due to the charge for the impairment of the goodwill of $22.1 million and increased other non-interest expenses of $5.6 million for the comparable periods.

Goodwill is tested for impairment during the third quarter of each year or if management determines there is a triggering event which may indicate a need to review goodwill for impairment.  In order to determine the fair value of each reporting unit in the third quarter of 2008, the Company reviewed the capitalized earnings of each reporting unit, the outlook of the current economic environment and took into consideration the transaction multiples of publicly traded financial institutions adjusted for a change in control.  When the fair value of a reporting unit is less than its carrying value, the Company is required to utilize a Step 2 valuation approach in accordance with SFAS 142.  All of the Company’s reporting units passed Step 1 of the annual SFAS 142 impairment analysis in the third quarter of 2008, except the Commercial Banking segment.  The Step 2 goodwill impairment analysis of the Commercial Banking segment required the Step 1 fair value of the reporting unit to be allocated to all of the fair values of the underlying tangible and intangible assets and liabilities for purposes of calculating the fair value of goodwill.  This allocation resulted in a $22.1 million goodwill impairment recorded in the third quarter of 2008.  The goodwill impairment testing was performed by an independent third party. The goodwill impairment calculation is an estimate subject to ongoing review as certain circumstances may cause additional impairment to be assessed in the future.   As such, the Company used primarily level 3 inputs in its fair value of Goodwill.

Other non-interest expenses increased by $5.6 million or 32.3% for the three month period ended September 30, 2008 compared to 2007.  The increase was primarily due to increases in the reserve for off-balance sheet commitments of $2.9 million and a net accrual for a probable settlement of litigation of $2.6 million.

The increase in reserve of $2.7 million for off balance sheet commitments is to cover inherent losses from binding loan commitments to the extent that they are expected to be funded, including other off-balance sheet obligations such as letters of credit, fair value swaps with commercial loan customers and commitments for lines of credit and all types of loans.  Included in this reserve are the same qualitative factors as employed in the on-balance sheet allowance for loan loss methodology which is the driving factor of this increase due to the current economic conditions.

The lawsuit settlement, net of $2.6 million, relates to the lawsuit disclosed in Note 12, “Commitments and Contingencies” as the Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A., and Jackson-Hewitt, Inc..  The amount recorded is an accrual based on a tentative settlement agreement that is subject to the execution of a definitive settlement agreement and court approval.

The following table summarizes the changes in non-interest expenses for the comparable nine month periods:

	Nine-Months Ended September 30,
			Change
	2008	2007	$	%
	(in thousands)
Non-interest expense:
Salaries and employee benefits	$94,598	$93,867	$731	0.8%
Refund program marketing and technology fees	46,257	44,500	1,757	3.9%
Goodwill impairment	22,068	—	22,068	N/A
Occupancy expenses, net	19,192	16,440	2,752	16.7%
Furniture, fixtures and equipment, net	6,871	7,301	(430)	(5.9%)
Other	79,722	62,024	17,698	28.5%

Total	$268,708	$224,132	$44,576	19.9%

The Company’s non-interest expenses for the nine month period ended September 30, 2008 period compared to 2007 increased by $44.6 million, or 19.9%.  The majority of this increase is due to the charge for the impairment of the goodwill of $22.1 million as discussed above on page 48 and increases in other non-interest expenses, occupancy expense and refund program marketing and technology fees of $17.7 million, $2.8 million, and $1.8 million, respectively for the nine months ended September 30, 2008 compared to 2007.

The increase in other expenses is primarily due to increases in RAL and RT developer performance fees of $7.2 million, reserve for off-balance sheet commitments of $6.5 million, litigation accrual of $2.6 million, software expenses of $2.2 million partially offset by a decline in consulting expense for the comparable periods of $1.6 million.  The increase in RAL and RT performance fees is the result of contractual volume incentive fee increases due to the increased volume for the 2008 RAL season.  The Company recorded additional expense to increase the off-balance sheet reserve compared to 2007 as disclosed in Note 5, “Loans” of this Form 10-Q.  The litigation accrual is discussed above on page 48.  The increase in software expense is mostly attributed to depreciation expense associated with capitalized software which had not been depreciating since January 2007 which was discovered and corrected during the second quarter of 2008.  Management concluded that the amount of the error and the correction was not material to the Company’s financial statements for any period presented in 2007 or 2008.

PROVISION FOR INCOME TAXES

The Company recorded a $21.1 million tax benefit for the third quarter of 2008 compared to a tax benefit of $3.2 million for the third quarter of 2007.  For the nine months ended September 30, 2008, the Company incurred tax expense of $13.3 million compared to $51.3 million for the comparable period in 2007.  The decrease in tax expense (or increase in tax benefit) for the comparable periods is the result of lower pretax income.

Excluding the impact of a nondeductible goodwill impairment charge of $22.1 million as disclosed in Note 13, “Fair Value of Financial Instruments” on page 29, the Company’s effective tax rate for the nine months ended September 30, 2008 was 24.44%, compared to 2007’s full year rate of 35.77%.  Including the impact of the goodwill impairment charge, the Company’s effective tax rate for the nine months ended September 30, 2008 was 41.08%.

The effective tax rate for the three month period ended September 30, 2008 was 30.73%. The 41.08% effective tax rate for the first nine months of 2008 was calculated based on the actual results for the first nine months of 2008 and not on a projected annual effective tax rate. The annual effective tax rate cannot be predicted due to the potential variability in future financial results. The unusual tax rate for 2008 is primarily due to a $22.068 million goodwill impairment charge that is non-deductible for income tax purposes.

BALANCE SHEET ANALYSIS

Total assets increased $314.3 million and total liabilities increased by $340.3 million since December 31, 2007.  The major components causing these increases are described in the following sections.

CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents increased by $36.9 million or 26.2% to $178.0 million at September 30, 2008, compared to December 31, 2007.  This increase is due to the Company retaining more cash on hand and, investing in overnight federal funds to maintain additional liquidity due to the current credit crisis and low interest rates in other short term investments types.

SECURITIES

Trading Portfolio

The Company’s trading portfolio increased by $55.7 million or 37.9% since December 31, 2007.  This increase occurred from the restructuring of the investment portfolio for the current interest rate environment by reducing the duration of the MBS portfolios held in trading and AFS investment portfolios.  Since December 31, 2007, the Company has purchased $213.4 million of MBS for the trading portfolio of which $145.8 million of MBS were purchased in the third quarter with a weighted average maturity of 14.3 years.  These purchases were offset with sales of $146.7 million and principal pay downs of $12.6 million of MBS.

Available for Sale (“AFS”) Portfolio

The AFS investment securities portfolio declined $186.8 million, or 15.9% to $990.1 million at September 30, 2008, compared to December 31, 2007.  A summary of the activity in the AFS portfolio since December 31, 2007 is as follows:

	Activity January 1, 2008 through September 30, 2008
	Purchases	Sales	Calls and Maturities	Principal Pay Downs	Change in Market Value	(Amortization) or Accretion of Premium or Discount
	(in thousands)
U.S. Treasury obligations	$11,431	$—	$(25,000)	$—	$112	$133
U.S. Agency obligations	249,337	—	(291,023)	—	(3,392)	749
Collateralized mortgage obligations	—	—	—	(2,524)	(1,167)	16
Mortgage-backed securities	—	(123,716)	—	(41,518)	2,285	(1)
Asset-backed securities	—	—	—	(231)	(399)	—
State and municipal securities	70,731	—	(7,550)	—	(27,348)	6,416

Total	$331,499	$(123,716)	$(323,573)	$(44,273)	$(29,909)	$7,313

In addition, there was $4.2 million of other than temporary impairment associated with the AFS MBS securities which also reduced the carrying value of the AFS portfolio.

LOAN PORTFOLIO

Loans Held for Investment

The following table summarizes loans held for investment:

	September 30, 2008	December 31, 2007	Change
			$	%
	(in thousands)
Real estate:
Residential—1 to 4 family	$1,100,608	$1,075,663	$24,945	2.3%
Multi-family residential	265,261	278,935	(13,674)	-4.9%
Commercial	1,929,225	1,558,761	370,464	23.8%
Construction	605,563	651,307	(45,744)	-7.0%
Commercial loans	1,194,805	1,196,808	(2,003)	-0.2%
Home equity loans	426,921	394,331	32,590	8.3%
Consumer loans	196,164	200,094	(3,930)	-2.0%
RALs	1,600	—	1,600	N/A
Other loans	2,067	3,257	(1,190)	-36.5%

Total loans	$5,722,214	$5,359,156	$363,058	6.8%

Total loans increased by $363.1 million or 6.8% from December 31, 2007 to September 30, 2008.  A majority of the growth in the loan portfolio was in commercial real estate portfolio with $370.5 million of growth.  The Company is able to increase the growth in the loan portfolio due to the Bank’s strong capital position.  At the same time, the Company is being selective in the amount and type of loans originated and increased the loan underwriting standards.  The Company has sold select residential real estate loans and retained servicing rights in order to maintain our customer relationships.

The Company offers loans to individuals and small to medium size businesses.  The Community Banking segment consists of loans and lines of credit for home mortgages, small businesses and personal use.  The Commercial Banking segment consists of commercial lines of credit, letters of credit, small business lending and asset-based lending products.  The Wealth Management segment serves customers who meet certain net-worth, income and liquidity criteria.  A more detailed description of each segment and the loan products offered is disclosed in the 2007 10-K.

Loans Held for Sale

At September 30, 2008, the Company held $145.4 million of loans held for sale.  All of the loans classified as loans held for sale at September 30, 2008 were sold or transferred during October 2008.  The loans classified as held for sale were $88.2 million of residential loans, $22.6 million of SBA loans and $10.5 million of residential loans which were transferred to securities. Also included in loans held for sale were $24.0 million of loans sold in conjunction with the sale of the Santa Paula and Harvard branches transaction. As disclosed in Note 16, “Subsequent Events”, the Company increased the amount of loans sold in conjunction with the Santa Paula and Harvard branch sale after the preparation of September 30, 2008 financial statements.

At December 31, 2007, the Company had $68.3 million of adjustable rate residential loans classified as held for sale.  On January 4, 2008, $68.2 million of these loans were converted to MBS and placed in the Company’s trading portfolio.  The remainder of the loans held for sale, were also sold in January 2008.

ALLOWANCE FOR LOAN LOSSES (“ALLL”)

Total ALLL increased by $77.3 million to $122.1 million at September 30, 2008 from $44.8 million at December 31, 2007.  The increase to ALLL is primarily due to an increase in qualitative factors associated with the inherent loan losses in the loan portfolio associated with the deterioration of the economy, an increase in nonaccrual loans of $64.8 million and an increase in net charge-offs of $71.5 million since December 31, 2007.  The net charge-offs of $71.5 million is comprised of $48.8 million of Core Bank net charge-offs and $22.7 million of net charge-offs of RALs for the year to date period ending September 30, 2008 compared to net charge-offs of $19.2 million for the Core Bank and $94.0 million of net charge-offs of RALs for the year to date period ended September 30, 2007.  The increase in ALLL improves the ratio of ALLL to total loans to 2.13% and 73.4% of nonperforming loans to ALLL which is significantly higher than in prior quarters. Management believes that this increase in ALLL will better position the Company to manage anticipated loan losses through the forecasted prolonged economic downturn impacting all of the Company’s loan portfolios.

NONPERFORMING LOANS

The table below summarizes the Company’s nonperforming assets and loan quality ratios.

	September 30, 2008	June 30, 2008	December 31, 2007	September 30, 2007
	(dollars in thousands)
Nonaccrual loans	$136,940	$136,300	$72,186	$21,956
Loans past due 90 days or more on accrual status	445	749	1,131	864
Troubled debt restructured loans	29,022	21,050	—	—

Total nonperforming loans	166,407	158,099	73,317	22,820
Foreclosed collateral	5,181	3,695	3,357	2,910

Total nonperforming assets	$171,588	$161,794	$76,674	$25,730

Allowance for loan losses, Core Bank	$122,097	$73,288	$44,843	$40,375
Allowance for loan losses, RALs	—	—	—	—

Total allowance for loan losses, Consolidated	$122,097	$73,288	$44,843	$40,375

COMPANY RATIOS—Consolidated:
Coverage ratio of allowance for loan losses to total loans	2.13%	1.29%	0.84%	0.73%
Coverage ratio of allowance for loan losses to nonperforming loans	73%	46%	61%	177%
Ratio of nonperforming loans to total loans	2.91%	2.78%	1.37%	0.41%
Ratio of nonperforming assets to total assets	2.23%	2.16%	1.04%	0.35%
Ratio of allowance for loan losses to potential problem loans and nonperforming loans	26.33%	18.01%	31.07%	49.57%

COMPANY RATIOS—Core Bank:
Coverage ratio of allowance for loan losses to total loans	2.13%	1.29%	0.84%	0.73%
Coverage ratio of allowance for loan losses to nonperforming loans	73%	46%	61%	177%
Ratio of nonperforming loans to total loans	2.91%	2.78%	1.37%	0.41%
Ratio of nonperforming assets to total assets	2.23%	2.16%	1.04%	0.36%
Ratio of allowance for loan losses to potential problem loans and nonperforming loans	26.33%	18.01%	31.07%	49.57%

Total nonperforming loans increased to $166.4 million at September 30, 2008 from $73.3 million at December 31, 2007, an increase of $93.1 million.  Nonperforming loans at September 30, 2008 are mostly comprised of construction loans which account for 66.0% of nonperforming loans and commercial and industrial loans which account for 10.8% of nonperforming loans.  The remainder of nonperforming loans are spread over the other loan portfolios.

Since December 31, 2007, troubled debt restructured loans increased to $29.0 million.  The troubled debt restructurings consist of a $19.0 million residential construction loan relationship, commercial and industrial loans of $8.0 million and residential loans of $2.0 million.  Foreclosed collateral increased to $5.2 million at September 30, 2008, an increase of $1.5 million since June 30, 2008.  The increase in foreclosed collateral relates to six loans of which three loans were charged off and three loans had an outstanding balance and were foreclosed on during the third quarter of 2008 which are secured by land and residential real estate.  The Company subsequently closed escrow on one of the foreclosed properties.

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

OTHER ASSETS

Other assets at September 30, 2008 were $353.4 million compared to $284.1 million at December 31, 2007, an increase of $69.3 million or 24.4%. This increase is mostly attributable to the following items:

•	Due to the net loss of $47.5 million recorded in the third quarter and the reduction of year to date income, the tax liability is now a tax receivable of $22.8 million,

•

an increase of $13.1 million associated with the recorded fair value of the interest rate swaps which are perfectly matched and require the off balance sheet exposure be recorded in the Company’s balance sheet,

•	an increase of $12.6 million in deferred tax assets associated with the changes in market values of the AFS portfolio and,

•	a $10.8 million increase in the Company’s investment of FHLB stock due to increased FHLB borrowings. The Company is required to increase the investment in FHLB Stock.

•	An increase of $4.3 million in the Company’s investments in low-income housing partnerships.

DEPOSITS

The following table summarizes the deposits.

	September 30, 2008	December 31, 2007	Change
			$	%
	(dollars in thousands)
Non-interest bearing deposits	$989,025	$1,002,281	$(13,256)	-1.3%

Interest-bearing deposits:
NOW accounts	995,181	1,145,655	(150,474)	-13.1%
Money market deposit accounts	561,297	748,417	(187,120)	-25.0%
Other savings deposits	261,085	254,273	6,812	2.7%
Time certificates of $100,000 or more	1,234,196	1,063,271	170,925	16.1%
Other time deposits	900,520	749,915	150,605	20.1%

Total deposits	$4,941,304	$4,963,812	$(22,508)	-0.5%

The Company’s deposits decreased by $22.5 million from December 31, 2007 to September 30, 2008 as the environment for collecting deposits continues to be challenging for all financial institutions.  This decrease is mostly attributed to declining interest rates paid on NOW and money market accounts which have caused many of the Bank’s customers to move their deposits into higher yielding time deposits.

The increase in time certificates of deposits (“CD”) of $321.5 million since December 31, 2007 is mostly the result of the Bank’s CD campaigns that have attracted new customers and are providing cross-selling opportunities for our other deposit, loan and wealth management products.  The Bank has been aggressively pricing CDs to retain customers and maintain the customer relationships as well as become less dependent on wholesale borrowing to fund loans.  Included in the $321.5 million increase in CDs are $67.0 million of brokered CDs.  Brokered CDs are large short-term deposits which assist with providing funding for the RAL Program as well as loans held for investment.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase were $349.9 million at September 30, 2008, an increase of $84.1 million or 31.6% since December 31, 2007.  Since December 31, 2007, securities sold under agreements to repurchase have been used as both a short-term and long-term funding source for the growth in loans.  Long-term securities sold under agreements to repurchase have increased $150.0 million due to additional and renewed long-term commitments with a weighted average rate of 3.31%.  This increase was offset by a decrease in short-term borrowings of securities sold under agreements to repurchase of $65.9 million.

LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings increased by $255.4 million or 18.2% when comparing September 30, 2008 to December 30, 2007.  This increase is due to the growth in loans outpacing the growth in deposits and, therefore the Bank relies on wholesale borrowings from the FHLB to fund the loan growth which is causing this increase.

CAPITAL RESOURCES

As of September 30, 2008, under current regulatory definitions, the Company and PCBNA met the regulatory standards of “well-capitalized,” as defined under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”).

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

The Company’s and PCBNA’s capital ratios as of September 30, 2008 and December 31, 2007 were as follows:

	Total Capital	Tier 1 Capital	Risk Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
September 30, 2008
PCB (consolidated)	$752,523	$573,645	$6,308,465	$7,469,827	11.9%	9.1%	7.7%
PCBNA	753,039	574,223	6,303,486	7,461,625	11.9%	9.1%	7.7%

December 31, 2007
PCB (consolidated)	$720,625	$568,075	$5,847,905	$7,126,286	12.3%	9.7%	8.0%
PCBNA	701,225	548,675	5,841,648	7,109,129	12.0%	9.4%	7.7%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

The minimum capital ratios the Company must maintain under the regulatory requirements to meet the standard of “adequately capitalized” and the minimum amounts and ratios required to meet the regulatory standards of “well capitalized” are included in the table above at September 30, 2008 and December 31, 2007.

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

PCB is the parent company and sole owner of PCBNA.  However, there are legal limitations on the amount of dividends, which may be paid by PCBNA to PCB.  The amounts that may be paid as dividends by a bank are determined based on the bank’s capital accounts and earnings in prior years.  As of September 30, 2008, PCBNA would have been permitted to pay up to $340.2 million as dividends to PCB.

Stock Repurchases

In 2007, the Company commenced and completed the share repurchase program of $25.0 million authorized by the Company’s Board of Directors.  There is currently no share repurchase program authorized by the Board of Directors.

Stock Issuances

In September 2008, the Company authorized additional shares to be issued in conjunction with the “Dividend Reinvestment and Direct Stock Purchase Plan” which authorized 3,500,000 additional shares for raising additional capital.  During October 2008, 407,000 shares were issued and $7.2 million of proceeds were received.

Future Sources of Capital

On November 5, 2008, the Company received preliminary approval for the U.S. Treasury’s Troubled Asset Relief Capital Purchase Program (“CPP”) in the amount of 3% of our risk weighted assets (“RWA”) as allowed under the CPP.  Based on the Bank’s RWA at September 30, 2008, this will provide approximately $189.1 million of additional capital.  The Company has 30 days from the date of approval to supply all of the required documentation to complete the approval process. Under the terms of such approval, the Company may issue to the U.S. Treasury up to approximately $189.1 million, of 3.0% of the Bank’s risk weighted assets at September 30, 2008, of senior preferred shares. The senior preferred shares would pay a cumulative dividend of 5.0% in the first five years and 9.0% thereafter. The Company will also issue to the U.S. Treasury warrants to purchase common stock with an aggregate market price equal to 15.0% of the senior preferred shares which are issued to the U.S. Treasury.

The additional capital received from the CPP will assist the Company with the following items:

•

The Company intends to be one of the long term survivors of this current credit cycle and of the economic conditions that the Banking Industry and our U.S. Economy faces today. While the Company has currently met the regulatory standards of “well capitalized”, the future of the Banking Industry and the Economy is uncertain and the Company believes that a well fortressed balance sheet via additional capital and even stronger capital ratios at this time is prudent to ensure the safety and soundness of the Company should the marketplace deteriorate further in the future. Management believes that the additional capital and improved capital ratios will help to reassure the public and our customers that the Company is a very strong bank, which will help to reassure public confidence in our Company and in the banking infrastructure within our marketplace.

•

During 2008, Management has seen the ALLL as a percentage of total loans has gone from 84 basis points at December 31, 2007, to 213 basis points at September 30, 2008. We have also seen our ALLL as a percentage of nonperforming Loans go from approximately 61% to approximately 73% over this same time period. It is clear that the Company has seen increases in our delinquency rates and charge off rates, though not to the same extent that certain other banks in California or throughout the U.S. have seen. These increases in ALLL and charge-off’s obviously effect the Company’s capital ratios and the Company’s Management team believes that it is very important and prudent to continue to bolster our reserves during this period of economic uncertainty to further demonstrate our desire to be in front of any current/future issues that may arise to ensure the safety and soundness of our Bank; and to reassure public confidence in our Company and in the banking infrastructure within our marketplace.

•

Management has seen our marketplace and across the U.S., the Banking Industry has tightened up, and in some cases shut off, its lending activities to well qualified companies and individuals. We believe that this lack of credit availability in the marketplace hurts all companies and individuals as it will drive our economy into a recession. The Company’s Management team plans to continue its prudent lending activities, and possibly even expand them within our footprint during this time of economic crisis to well qualified borrowers (both individuals and companies). The additional capital from the CPP will allow us to do this in a well capitalized manner.

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

In addition to the capital generated from the operations of the Company, a secondary source of capital growth has been the exercise of employee and director stock options. For the period of January 1, 2008 to September 30, 2008, the increase to capital from the exercise of options was $268,000.

There are no material commitments for capital expenditures or “off-balance sheet” financing arrangements at September 30, 2008.

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

As of September 30, 2008, the Company’s liquidity ratio, which is the ratio of liquid assets of cash and cash equivalents, investment securities from the trading and AFS portfolios, federal funds sold and loans held for sale divided by short-term liabilities of demand deposits, repurchase agreements and federal funds purchased was 47.9%, compared to 44.8% at December 31, 2007. The Company’s liquidity ratio increased in September 2008 compared to December 2007 as a result of a decrease of federal funds purchased. Total available liquidity as of September 30, 2008 was $1.52 billion.

At September 30, 2008, the Company had available borrowing capacity of $362.9 million at the FHLB and $838.9 million of borrowing capacity with the FRB. This borrowing capacity is utilized to fund loans when loan growth outpaces deposit growth.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the MD&A Recent Developments section, global capital markets and economic conditions continue to be adversely affected and the resulting disruption has been particularly acute in the financial sector. Although the Company remains well capitalized and has not suffered any significant liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate the Company’s exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Accordingly, continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, financial condition, results of operations and profitability.

In response to the financial crises affecting the overall banking system and financial markets in the United States, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Under that act, the United States Treasury Department (“Treasury”) has authority, among other things, to purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. On November 5, 2008, the Company received preliminary approval to participate in CPP with approval of 3% of the Bank’s risk weighted assets. At September 30, 2008, the Bank had $6.3 billion of risk weighted assets which, is approximately $189.1 million of additional capital that the TARP program has preliminarily approved. The general terms of this preferred stock program include:

•	dividends on the Treasury’s preferred stock at a rate of 5% for the first five years and 9% dividends thereafter;

•	common stock dividends cannot be increased for three years while Treasury is an investor unless preferred stock is redeemed or consent from Treasury is received;

•	the Treasury preferred stock cannot be redeemed for three years unless the participating bank raises qualifying private capital;

•	Treasury must consent to any buy back of other stock (common or other preferred);

•	Treasury receives warrants equal to 15% of Treasury’s total investment in the participating institution; and

•	participating institution’s executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible.

The term of this Treasury preferred stock program could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices. Although both PCB and the Bank and its banking subsidiary meet all applicable regulatory capital requirements, the Company reduced preliminary approval on November 5, 2008.

Federal and state governments could pass additional legislation responsive to current credit conditions. As an example, the Company could experience higher credit losses because of federal or state legislation or regulatory action that reduces the principal amount or interest rate under existing loan contracts. Also, the Company could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund, including requiring riskier institutions to pay a larger share of the premiums. An increase in premium assessments would increase the Company’s expenses. The EESA included a provision for an increase in the amount of deposits insured by FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed an annualized 10 basis point surcharge on the additional insured deposits. The behavior of depositors in regard to the level of FDIC insurance could cause the Bank’s existing customers to reduce the amount of deposits held at the Bank, and or could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin. As a result of these measures, it is likely that the premiums the Bank pays for FDIC insurance will increase, which would adversely affect net income. The impact of such measures cannot be assessed at this time.

The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop. It is not clear at this time what impact the EESA, CPP and other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Company.

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

The EVE and NII results as of September 30, 2008 and September 30, 2007 are displayed in the table below.

RATE SENSITIVITY SUMMARY

The EVE value at risk at September 30, 2008 was within the adopted ALCO policy ranges at negative 3.3% for the down 200 basis points (“DN 200”) and at negative 12.0% for the up 200 basis points (“UP 200”) scenarios. As noted in the table above, the Company’s net interest income (“NII”) exposure for the down 200 basis points (“DN 200”) has surpassed our IRR policy limit as of September 30, 2008. The deterioration is largely due to limited capacity of the bank’s deposits to absorb an additional 200 basis point reduction in the target Fed Funds rate. The DN 200 scenario corresponds to an instantaneous and parallel rate shock of 200 basis points where target Fed Funds is set at 0%, which is highly unlikely. A special 100 basis point (“DN 100”) scenario NII simulation indicates margin compression mostly occurs when Fed decreases its target rate below 1%.

The simulation indicates a 7.1% improvement in the Up 200 scenario for NII over the next twelve months, using a scenario in which the Federal funds rate immediately increases 200 basis points to 4%.  The improvement is mainly due to the sale of fixed rate mortgages and higher CDs balances.

The Company does not currently have any derivative instruments to assist with managing interest rate risk.  The derivative instruments the Company does have are offsetting instruments between the Company and certain commercial customers and the Company and a third party.  Changes in these derivative instrument’s market values are recorded in the balance sheet with no income statement impact for the Company.  The associated interest income and interest expense for the derivative instruments are recorded in the Company’s income statement.  The Company had $140.8 million notional amount of offsetting derivative instruments at September 30, 2008.  The offsetting derivative instruments are not specifically addressed in the Company’s interest rate risk model.  These derivatives have been reviewed and included in the calculation of the Company’s off-balance sheet credit risk model.

The Company is utilizing an interest rate risk mitigation program to partially offset exposure of its mortgage-backed securities portfolio to rising interest rates.  The Company holds a short position on US Treasury futures, which will increase in value as rates rise and offset adverse effects of rising rates on the MBS portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was conducted under the supervision and with the participation of the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) were effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

GLOSSARY

ABS: Asset Backed Security.

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

Capitalized earnings: A valuation approach which utilizes expected levels of profitability to determine the value of the reporting unit. Using this approach, current earnings are divided by a capitalization rate.  The capitalization rate is equal to the discount rate which is also known as the required equity rate of return, less the long-term earnings growth rate.  The resulting indication of value reflects the discounted net present value of the expected future income of the reporting unit.

CD: Certificates of Deposit.

CMO: Collateralized Mortgage Obligations.

Core Bank: Consolidated financial results less the financial results from the RAL and RT Programs. Also defined as “Excluding RAL and RT”.

CPP: U.S. Treasury’s Troubled Asset Relief Capital Purchase Program.  TARP gave the U.S. Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets.  On October 24, 2008, U.S. Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks.

Credit risk: The risk that a debtor will not repay according to the terms of the debt contract.

Economic Value of Equity (EVE): A cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows.

EESA: Emergency Economic Stabilization Act of 2008.

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

Investment grade: Investment grade is a rating of an investment security which is graded BBB- or better by Standard & Poor or Baa3 or better at Moody's.

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

NPL: Nonperforming Loans.

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

RWA: Risk Weighted Assets.

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

Information regarding legal proceedings is incorporated by reference from Note 12, “Commitments and Contingencies” to the Consolidated Financial Statements of this quarterly report on Form 10-Q.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q and in the 2007 Form 10-K, which could materially affect the Company’s business, financial condition or future results.

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

32.1 Certification of George S. Leis and Stephen V. Masterson

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ George S. Leis	November 10, 2008
George S. Leis
President and Chief Executive Officer

/s/ Stephen V. Masterson	November 10, 2008
Stephen V. Masterson
Executive Vice President and Chief Financial Officer