Form 10-Q/A
period 2008-09-30
PACIFIC CAPITAL BANCORP /CA/
filed 2008-11-14
CIK 357264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Pacific Capital Bancorp (the “Company”) is filing this amendment (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (“Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on November 10, 2008, solely to reflect corrections in the following information contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3, “Quantitative and Qualitative Disclosures About Market Risk”:

•

The amount of total capital and risk weighted assets and the resulting capital ratios of the Company and its wholly-owned subsidiary, Pacific Capital Bank, N.A. (“PCBNA”). As a result of the corrections made to the total capital and risk weighted assets of the Company and the Bank, the Company’s Total Capital Ratio and Tier 1 Capital Ratio improved from 11.9% to 12.2% and from 9.1% to 9.4%, respectively, and PCBNA’s Total Capital Ratio and Tier 1 Capital Ratio improved from 11.9% to 12.3% and from 9.1% to 9.4%, respectively.

•

The amount of capital the Company has received preliminary approval to receive from the U.S. Treasury’s Troubled Asset Relief Capital Purchase Program (“CPP”), which is based on risk weighted assets as of September 30, 2008, has decreased from approximately $189.1 million to approximately $184 million.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, continues to speak as of the date of the Form 10-Q, and does not modify or update disclosures in the original Form 10-Q except as noted above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures. In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Form 10-Q.

PART I – FINANCIAL INFORMATION

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

BUSINESS

PCB is a bank holding company. All references to the Company or PCB apply to PCB and its subsidiaries on a consolidated basis. The Company’s organizational structure and description of services are discussed in Item 1, “Business” and in Note 1, “Summary of Significant Accounting Policies” of the 2007 10-K and should be read in conjunction with the Form 10-Q. Terms and acronyms used throughout this document are defined in the glossary on pages 62 through 63. Throughout the MD&A of the Form 10-Q, there is discussion of the Company’s financial information with and without the RAL and RT programs. When the discussion refers to the “Core Bank”, this means all of the financial activity of the consolidated financial statements excluding the RAL and RT programs.

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

Segments

The Company’s businesses as viewed by Management are organized by product line and result in four operating segments. The operating segments are: Community Banking, Commercial Banking, RAL and RT Programs and Wealth Management. The administrative functions and the Holding Company operations of the Company are not considered part of operating activities of the Company and for financial reporting purposes the activity is reported in the “All Other” segment. A description of the segments, financial results and allocation methodology is discussed in the Company’s Consolidated Financial Statements within the 2007 10-K, Note 24, “Segments” and the current financial results for each segment are presented in the Form 10-Q, Note 14, “Segments” in the Consolidated Financial Statements. The significant changes within the financial statements that relate to each segment are incorporated in the MD&A below.

RECENT DEVELOPMENTS

There have been significant disruptions in the U.S. and international financial system during the period covered by this report. As a result, available credit has been reduced or ceased to exist. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. The U.S. government, the governments of other countries, and multinational institutions have provided vast amounts of liquidity and capital into the banking system. Additional discussion regarding the volatility in the financial markets and the risks associated with the current economic environment is discussed in more detail throughout the MD&A and in more detail on page 26 within Item 3, Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q/A.

On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the U.S. Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. On October 22, 2008, the Company submitted an application to the TARP Capital Purchase Program for 3% of the

Bank’s risk weighted assets and, on November 5, 2008, the Company obtained preliminary approval to participate in the U.S. Treasury’s TARP. This approval is pending based on additional documentation required to complete the approval process which is due to be completed within 30 days after the approval date. Under the terms of such approval, the Company may issue to the U.S. Treasury up to approximately $184 million, or 3.0% of the Bank’s risk weighted assets at September 30, 2008, of senior preferred shares. The senior preferred shares would pay a cumulative dividend of 5.0% in the first five years and 9.0% thereafter. The Company will also issue to the U.S. Treasury warrants to purchase common stock with an aggregate market price equal to 15.0% of the senior preferred shares which are issued to the U.S. Treasury. Additional discussion surrounding the anticipated approval of additional capital from the TARP is discussed in the Capital Resources section starting on page 23 of this Form 10-Q/A.

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

RESULTS OF OPERATIONS

INTEREST INCOME

The following table presents a summary of interest income for the three month periods ended September 30, 2008 and 2007:

	Three-Months Ended September 30,
	2008	2007	Change
			$	%
	(in thousands)
Interest income:
Loans	$88,109	$101,404	$(13,295)	(13.1%)
Investment securities, trading	2,484	—	2,484	N/A
Investment securities, available-for-sale	12,021	11,736	285	2.4%
Other	119	1,519	(1,400)	(92.2%)

Total	$102,733	$114,659	$(11,926)	(10.4%)

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

The following tables present FTE net interest margin for the comparable three month periods:

	Three-Months Ended September 30,
	2008			2007
	Balance	Income	Rate	Balance	Income	Rate
	(dollars in thousands)
Assets:
Commercial paper	$6,408	$37	2.30%	$—	$—	n/a
Federal funds sold	19,287	82	1.69%	115,006	1,519	5.24%
Securities: (1) (2)
Taxable	917,702	11,077	4.80%	754,002	8,940	4.70%
Non-taxable	265,132	4,807	7.25%	206,790	3,498	6.77%

Total securities	1,182,834	15,884	5.35%	960,792	12,438	5.15%

Loans: (1) (3)
Commercial	1,207,890	18,914	6.23%	1,088,061	24,320	8.87%
Real estate-multi family & commercial	2,752,603	41,886	6.09%	2,438,997	44,062	7.23%
Real estate-residential 1-4 family	1,203,771	17,889	5.94%	1,379,669	20,469	5.93%
Consumer	613,796	9,831	6.37%	613,026	12,528	8.11%
Other	2,251	30	5.30%	2,911	62	8.45%

Total loans, net	5,780,311	88,550	6.12%	5,522,664	101,441	7.33%

Total interest-earning assets	6,988,840	104,553	5.95%	6,598,462	115,398	6.94%

Market Value Adjustment	18,580			11,728
Noninterest-earning assets	593,612			639,824

Total assets	$7,601,032			$7,250,014

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$1,891,370	4,660	0.98%	$2,202,366	15,095	2.72%
Time certificates of deposit	1,849,236	13,905	2.99%	1,560,697	17,304	4.40%

Total interest-bearing deposits	3,740,606	18,565	1.97%	3,763,063	32,399	3.42%

Borrowed funds:
Repos and Federal funds purchased	436,123	3,444	3.14%	279,404	3,450	4.90%
Other borrowings	1,656,597	19,902	4.78%	1,409,366	18,842	5.30%

Total borrowed funds	2,092,720	23,346	4.44%	1,688,770	22,292	5.24%

Total interest-bearing liabilities	5,833,326	41,911	2.86%	5,451,833	54,691	3.98%

Noninterest-bearing demand deposits	987,336			1,020,983
Other liabilities	80,479			106,588
Shareholders’ equity	699,891			670,610

Total liabilities and shareholders’ equity	$7,601,032			$7,250,014

Tax equivalent net interest income/margin		62,642	3.57%		60,707	3.65%

Less: non-taxable interest from securities and loans		1,820	0.10%		739	0.04%

Net interest income		$60,822	3.47%		$59,968	3.61%

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.

(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Volume and Rate Variance Analysis of Net Interest Income – Tax Equivalent Basis:

	Three-Months Ended September 30, 2008 versus September 30, 2007
	Changes due to		Total Change
	Rate	Volume
	(in thousands)
Commercial paper	$—	$37	$37
Federal funds sold	(645)	(792)	(1,437)
Investment securities	454	2,992	3,446
Loans, net	(18,021)	5,130	(12,891)

Total interest-earning assets	$(18,212)	$7,367	$(10,845)

Savings and interest-bearing demand transaction accounts	(8,548)	(1,887)	(10,435)
Time certificates of deposit	(6,203)	2,804	(3,399)

	(14,751)	917	(13,834)

Repos and Federal funds purchased	(1,509)	1,503	(6)
Other borrowings	(1,983)	3,043	1,060

	(3,492)	4,546	1,054

Total interest-bearing liabilities	(18,243)	5,463	(12,780)

Tax equivalent net interest income	$31	$1,904	$1,935

Note:	Income and yield calculations are presented on a fully taxable equivalent basis. The change not solely due to volume or rate has been prorated into rate and volume components.

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

The following tables present FTE net interest margin for the comparable nine month periods:

	Nine-Months Ended September 30,
	2008			2007
	Balance	Income	Rate	Balance	Income	Rate
	(dollars in thousands)
Assets:
Commercial paper	$25,947	$560	2.88%	$—	$—	n/a
Federal funds sold and other earning assets	85,179	1,721	2.70%	66,421	2,629	5.29%
Securities:
Taxable	927,040	33,935	4.89%	806,695	27,901	4.62%
Non-taxable	244,567	13,418	7.32%	207,427	11,708	7.53%

Total securities	1,171,607	47,353	5.40%	1,014,122	39,609	5.22%

Loans:
Commercial	1,198,260	58,181	6.49%	1,232,286	82,096	8.91%
Real estate-multi family & commercial	2,646,493	123,306	6.21%	2,340,394	128,515	7.32%
Real estate-residential 1-4 family	1,140,836	51,124	5.98%	1,304,797	57,327	5.86%
Consumer	738,478	139,156	25.17%	1,142,874	164,961	19.30%
Other	3,338	149	5.96%	2,890	172	7.96%

Total loans (1)	5,727,405	371,916	8.67%	6,023,241	433,071	9.60%

Total earning assets	7,010,138	421,550	8.03%	7,103,784	475,309	8.95%

SFAS 115 Market Value Adjustment	25,957			18,821
Non-earning assets	589,773			444,565

Total assets	$7,625,868			$7,567,170

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,005,641	19,085	1.27%	$2,132,474	41,032	2.57%
Time certificates of deposit	1,818,462	46,292	3.40%	1,732,963	58,204	4.49%

Total interest-bearing deposits	3,824,103	65,377	2.28%	3,865,437	99,236	3.43%

Borrowed funds:
Repos and Federal funds purchased	406,597	9,859	3.24%	382,088	14,565	5.10%
Other borrowings	1,504,382	55,516	4.93%	1,401,141	55,760	5.32%

Total borrowed funds	1,910,979	65,375	4.57%	1,783,229	70,325	5.27%

Total interest-bearing liabilities	5,735,082	130,752	3.05%	5,648,666	169,561	4.01%

Non-interest-bearing demand deposits	1,126,123			1,160,572
Other liabilities	55,219			100,680
Shareholders’ equity	709,444			657,252

Total liabilities and shareholders’ equity	$7,625,868			$7,567,170

Tax equivalent net interest income/margin		290,798	5.54%		305,748	5.75%
Less: tax equivalent income included in interest income from non-taxable securities and loans		4,424	0.08%		3,535	0.06%

Net interest income		$286,374	5.46%		$302,213	5.69%

Loan information Core Bank:
Consumer loans, Core Bank	$603,266	$30,394	6.73%	$704,863	$46,393	8.80%
Loans, Core Bank	$5,592,193	$263,154	6.29%	$5,585,230	$314,503	7.53%

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.

(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Volume and Rate Variance Analysis of Net Interest Income – Tax Equivalent Basis:

	Nine-Months Ended September 30, 2008 versus September 30, 2007
	Changes due to		Total Change
	Rate	Volume
	(in thousands)
Commercial paper	$—	$560	$560
Federal funds sold	(1,518)	610	(908)
Investment securities	1,365	6,379	7,744
Loans, net	672	(61,827)	(61,155)

Total interest-earning assets	$519	$(54,278)	$(53,759)

Savings and interest-bearing demand transaction accounts	(19,638)	(2,309)	(21,947)
Time certificates of deposit	(14,677)	2,765	(11,912)

	(34,315)	456	(33,859)

Repos and Federal funds purchased	(5,594)	888	(4,706)
Other borrowings	(4,223)	3,979	(244)

	(9,817)	4,867	(4,950)

Total interest-bearing liabilities	(44,132)	5,323	(38,809)

Tax equivalent net interest income	$44,651	$(59,601)	$(14,950)

Loans excluding RALs	$(51,743)	$394	$(51,349)
Consumer loans excluding RALs	$(9,920)	$(6,079)	$(15,999)

Note:	Income and yield calculations are presented on a fully taxable equivalent basis.

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

PROVISION FOR LOAN LOSSES

Quarterly, the Company determines the amount of allowance for loan losses adequate to provide for losses inherent in the Company’s loan portfolios. The provision for loan losses is determined by the net change in the allowance for loan losses. For a detailed discussion of the Company’s allowance for loan losses, refer to the “Significant Accounting Policies” discussion in Note 1, “Summary of Significant Accounting Policies” in the 2007 10-K and in the MD&A allowance for loan loss discussion of this Form 10-Q/A on page 20.

A summary of the provision for loan losses for the comparable three month periods ended are as follows:

	Three-Months Ended September 30,
	2008	2007	Change
			$	%
	(in thousands)
Provision for loan losses:
Core Bank	$67,659	$2,018	$65,641	N/A
RAL	(3,697)	22,383	(26,080)	N/A

Total	$63,962	$24,401	$39,561	162.1%

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

A summary of the provision for loan losses for the comparable nine month periods ended are as follows:

	Nine-Months Ended September 30,
	2008	2007	Change
			$	%
	(in thousands)
Provision for loan losses:
Core Bank	$126,806	$14,534	$112,272	772.5%
RAL	22,717	93,960	(71,243)	(75.8%)

Total	$149,523	$108,494	$41,029	37.8%

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

The table below summarizes the changes in non-interest income for the comparable quarters:

	Three-Months Ended September 30,
	2008	2007	Change
			$	%
	(in thousands)
Non-interest income:
Service charges and fees	$8,028	$8,551	$(523)	(6.1%)
Trust and investment advisory fees	6,352	6,009	343	5.7%
Refund transfer fees	385	370	15	4.1%
Loss on securities, net	(487)	5	(492)	N/A
Other	2,462	2,335	127	5.4%

Total	$16,740	$17,270	$(530)	(3.1%)

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

The table below summarizes the changes in non-interest income for the comparable year to date periods:

	Nine-Months Ended September 30,
	2008	2007	Change
			$	%
	(in thousands)
Non-interest income:
Refund transfer fees	$68,576	$45,756	$22,820	49.9%
Gain on sale of RALs, net	44,580	41,822	2,758	6.6%
Service charges and fees	27,220	31,659	(4,439)	(14.0%)
Trust and investment advisory fees	19,637	18,183	1,454	8.0%
Gain on sale of leasing portfolio	—	24,344	(24,344)	N/A
(Loss)/Gain on securities, net	(422)	1,944	(2,366)	(121.7%)
Other	4,666	6,663	(1,997)	(30.0%)

Total	$164,257	$170,371	$(6,114)	(3.6%)

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

The net gain on sale of RALs was $44.6 million for the 2008 RAL securitization, an increase of $2.8 million or 6.6% compared to the 2007 RAL securitization. The increase in the gain is directly related to the increased volume of RALs sold into the securitization facility. For additional explanation and disclosure regarding the securitization of RALs refer to Note 8 and Note 7, “RAL and RT Programs” of the Consolidated Financial Statements of the Form 10-Q and the 2007 10-K, respectively.

NON-INTEREST EXPENSE

The following table summarizes the changes in non-interest expenses for the comparable quarters:

	Three-Months Ended September 30,
	2008	2007	Change
			$	%
	(in thousands)
Non-interest expense:
Salaries and employee benefits	$28,593	$26,987	$1,606	6.0%
Goodwill impairment	22,068	—	22,068	N/A
Occupancy expenses, net	6,178	5,552	626	11.3%
Furniture, fixtures and equipment, net	2,291	2,224	67	3.0%
Other	23,041	17,412	5,629	32.3%

Total	$82,171	$52,175	$29,996	57.5%

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

The lawsuit settlement, net of $2.6 million, relates to the lawsuit disclosed in Note 12, “Commitments and Contingencies”, of the Form 10-Q, as the Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A., and Jackson-Hewitt, Inc.. The amount recorded is an accrual based on a tentative settlement agreement that is subject to the execution of a definitive settlement agreement and court approval.

The following table summarizes the changes in non-interest expenses for the comparable nine month periods:

	Nine-Months Ended September 30,
	2008	2007	Change
			$	%
	(in thousands)
Non-interest expense:
Salaries and employee benefits	$94,598	$93,867	$731	0.8%
Refund program marketing and technology fees	46,257	44,500	1,757	3.9%
Goodwill impairment	22,068	—	22,068	N/A
Occupancy expenses, net	19,192	16,440	2,752	16.7%
Furniture, fixtures and equipment, net	6,871	7,301	(430)	(5.9%)
Other	79,722	62,024	17,698	28.5%

Total	$268,708	$224,132	$44,576	19.9%

The Company’s non-interest expenses for the nine month period ended September 30, 2008 period compared to 2007 increased by $44.6 million, or 19.9%. The majority of this increase is due to the charge for the impairment of the goodwill of $22.1 million as discussed above on page 16 and increases in other non-interest expenses, occupancy expense and refund program marketing and technology fees of $17.7 million, $2.8 million, and $1.8 million, respectively for the nine months ended September 30, 2008 compared to 2007.

The increase in other expenses is primarily due to increases in RAL and RT developer performance fees of $7.2 million, reserve for off-balance sheet commitments of $6.5 million, litigation accrual of $2.6 million, software expenses of $2.2 million partially offset by a decline in consulting expense for the comparable periods of $1.6 million. The increase in RAL and RT performance fees is the result of contractual volume incentive fee increases due to the increased volume for the 2008 RAL season. The Company recorded additional expense to increase the off-balance sheet reserve compared to 2007 as disclosed in Note 5, “Loans” of the Form 10-Q. The litigation accrual is discussed above on page 16. The increase in software expense is mostly attributed to depreciation expense associated with capitalized software which had not been depreciating since January 2007 which was discovered and corrected during the second quarter of 2008. Management concluded that the amount of the error and the correction was not material to the Company’s financial statements for any period presented in 2007 or 2008.

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

Excluding the impact of a nondeductible goodwill impairment charge of $22.1 million as disclosed in Note 13, “Fair Value of Financial Instruments” on page 29 of the Form 10-Q, the Company’s effective tax rate for the nine months ended September 30, 2008 was 24.44%, compared to 2007’s full year rate of 35.77%. Including the impact of the goodwill impairment charge, the Company’s effective tax rate for the nine months ended September 30, 2008 was 41.08%.

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

Loans Held for Sale

At September 30, 2008, the Company held $145.4 million of loans held for sale. All of the loans classified as loans held for sale at September 30, 2008 were sold or transferred during October 2008. The loans classified as held for sale were $88.2 million of residential loans, $22.6 million of SBA loans and $10.5 million of residential loans which were transferred to securities. Also included in loans held for sale were $24.0 million of loans sold in conjunction with the sale of the Santa Paula and Harvard branches transaction. As disclosed in Note 16, “Subsequent Events”, of the Form 10-Q, the Company increased the amount of loans sold in conjunction with the Santa Paula and Harvard branch sale after the preparation of September 30, 2008 financial statements.

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

The Company’s and PCBNA’s capital ratios as of September 30, 2008 and December 31, 2007 were as follows:

	Total Capital	Tier 1 Capital	Risk Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
September 30, 2008
PCB (consolidated)	$750,337	$573,645	$6,131,454	$7,469,827	12.2%	9.4%	7.7%
PCBNA	750,854	574,223	6,126,476	7,461,625	12.3%	9.4%	7.7%

December 31, 2007
PCB (consolidated)	$720,625	$568,075	$5,847,905	$7,126,286	12.3%	9.7%	8.0%
PCBNA	701,225	548,675	5,841,648	7,109,129	12.0%	9.4%	7.7%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

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

Future Sources of Capital

On November 5, 2008, the Company received preliminary approval for the U.S. Treasury’s Troubled Asset Relief Capital Purchase Program (“CPP”) in the amount of 3% of our risk weighted assets (“RWA”) as allowed under the CPP. Based on the Bank’s RWA at September 30, 2008, this will provide approximately $184 million of additional capital. The Company has 30 days from the date of approval to supply all of the required documentation to complete the approval process. Under the terms of such approval, the Company may issue to the U.S. Treasury up to approximately $184 million, or 3.0% of the Bank’s risk weighted assets at September 30, 2008, of senior preferred shares. The senior preferred shares would pay a cumulative dividend of 5.0% in the first five years and 9.0% thereafter. The Company will also issue to the U.S. Treasury warrants to purchase common stock with an aggregate market price equal to 15.0% of the senior preferred shares which are issued to the U.S. Treasury.

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

In Note 7, “RAL and RT Programs” of the 2007 10-K contains a description of the securitization that the Company utilizes as one of its sources for funding RALs and in Note 8, “RAL and RT Programs” of the Consolidated Financial Statements of the Form 10-Q. The RAL securitization is a true sale of loans to other financial institutions, and except for the capital that must be allocated for the small-retained interest kept by the Company, the sale of RALs reduce the impact of RALs on the capital ratios for the Company.

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

On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. On November 5, 2008, the Company received preliminary approval to participate in CPP with approval of 3% of the Bank’s risk weighted assets. At September 30, 2008, the Bank had $6.1 billion of risk weighted assets which, is approximately $184 million of additional capital that the TARP program has preliminarily approved. The general terms of this preferred stock program include:

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

The term of this Treasury preferred stock program could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices. Although both PCB and the Bank and its banking subsidiary meet all applicable regulatory capital requirements, the Company received preliminary approval on November 5, 2008.

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

PART II – OTHER INFORMATION

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

32.1 Certification of George S. Leis and Stephen V. Masterson

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ George S. Leis	November 14, 2008
George S. Leis
President and Chief Executive Officer

/s/ Stephen V. Masterson	November 14, 2008
Stephen V. Masterson
Executive Vice President and Chief Financial Officer