Form 10-K
period 2008-12-31
PACIFIC CAPITAL BANCORP /CA/
filed 2009-03-02
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

COMMISSION FILE NUMBER 0-11113

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

Large accelerated filer  X           Accelerated filer               Non-accelerated filer               Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No   X

The aggregate market value of the voting stock held by non-affiliates computed June 30, 2008, based on the sales prices on that date of $13.78 per share: Common Stock—$601,144,742. All directors and executive officers and the registrant’s Employee Stock Ownership Plan have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant; however, this determination does not constitute an admission of affiliate status for any of these stockholders.

As of February 20, 2009, there were 46,618,356 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant’s Proxy Statement for the Annual Meeting of Shareholders on April 30, 2009 are incorporated by reference into Part III.

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

The assets, liabilities, and results of operations of the Company’s tax refund and transfer programs are reported in its periodic filings with the SEC as a segment of its business. As these programs are conducted by very few other financial institutions, users of the financial statements have indicated that they are interested in amounts and ratios for the Company exclusive of these programs so that they may compare the results of operations with financial institutions that have no comparable programs. These amounts and ratios may generally be computed from the information provided in the note to its financial statements that discloses segment information, but are computed and included elsewhere in this Annual Report on Form 10-K for the convenience of the readers of this document.

Purpose and Definition of Terms

The following discussion is designed to provide insight to Management’s assessment on the financial condition and results of operations of Pacific Capital Bancorp and its subsidiaries. Unless otherwise stated, “the Company” refers to this consolidated entity and “we” refers to the Company’s Management. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the notes to the Consolidated Financial Statements, herein referred to as “the Consolidated Financial Statements”. These Consolidated Financial Statements are presented on pages 78 through 149 of this Annual Report on Form 10-K, herein referred to as “Form 10-K”. Specific accounting and banking industry terms and acronyms used throughout this document are defined in the glossary on pages 152 through 155.

ITEM 1.	BUSINESS

Organizational Structure and Description of Services

Pacific Capital Bancorp (“the Company” or “PCB”) is a community bank holding company providing full service banking including all aspects of consumer and commercial lending, trust and investment advisory services and other consumer and business banking products through its subsidiaries’ retail branches, commercial and wealth management centers and other distribution channels to consumers and businesses primarily located in the central coast of California. The Company is one of three primary providers nationwide of refund anticipation loans (“RALs”) and refund transfer services (“RTs”).

PCB has five wholly-owned subsidiaries. Pacific Capital Bank, National Association (“the Bank” or “PCBNA”), a banking subsidiary and four unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in Note 14, “Long-term Debt and Other Borrowings” on page 122 of this Form 10-K.

PCBNA has four wholly-owned consolidated subsidiaries:

■

Morton Capital Management (“MCM”) and R.E. Wacker Associates, Inc. (“REWA”), two registered investment advisors that provide investment advisory services to individuals, foundations, retirement plans and select institutional clients.

■	SBBT RAL Funding Corp. which is utilized as part of the financing of the RAL program as described in Note 7, “RAL and RT Programs”.

■	PCB Service Corporation, utilized as a trustee of deeds of trust in which PCBNA is the beneficiary.

In late 2007, PCBNA made an investment in Veritas Wealth Advisors, LLC (“Veritas”), a registered investment advisor. Veritas was organized in late 2007 and commenced operations in the second quarter of 2008. PCBNA’s variable interest of 20% in Veritas includes $1.0 million of equity at risk.

PCBNA also retains ownership in several Low-Income Tax Housing Partnerships that are not consolidated into the Company’s Consolidated Financial Statements.

At December 31, 2008, PCBNA conducted its banking services under five brand names at 51 locations:

Brand Name	Acronym	Counties Located in	Year Acquired	Number of Branch Locations
Santa Barbara Bank & Trust	“SBB&T”	Santa Barbara, Ventura and Los Angeles	1960 (1)	35
First National Bank of Central California	“FNB”	Monterey and Santa Cruz	1998	7
South Valley National Bank	“SVNB”	Southern Santa Clara	1998	3
San Benito Bank	“SBB”	San Benito	1998	3
First Bank of San Luis Obispo	“FBSLO”	San Luis Obispo	2005	3

(1)

PCBNA commenced operations in 1960 as Santa Barbara National Bank (“SBNB”). In 1979, SBNB switched from a national charter to a state charter and changed the name to SBB&T. In 2002, PCBNA was created returning the charter to a national bank by consolidating the two subsidiaries of SBB&T and FNB into PCBNA. In 2007, PCBNA locations which were part of the Pacific Crest Capital Incorporated (“PCCI”) acquisition of 2004 were renamed to the SBB&T brand name.

The brand names retained represent the former names of select acquired independent banks merged into PCBNA. In addition to the retail and business deposits managed by the above banking offices, the Company makes use of brokered deposits and deposits received from the State of California, both of which are administered by the Company’s Treasury department.

During 2008, the Bank opened two new retail branches, the Wood Ranch branch located in Simi Valley, and the Casa Dorinda branch located in Santa Barbara, which are both included in the table above as SBB&T. The Bank also sold two retail branches in October 2008, the Santa Paula branch, which was owned by the Bank and the Harvard branch, which was leased by the Bank and are excluded from the table above.

In November 2008, the Bank opened a third commercial and wealth management center in Torrance which is included in the table above as SBB&T. The first two commercial and wealth management centers were opened during 2007 and reside in Glendale and Calabasas which are excluded from the table above since they do not accept deposits. The commercial and wealth management centers are designed like an office and located within office buildings in the Los Angeles area to meet the needs of middle market companies and high net-worth customers. These centers offer specialized products and services and are staffed with experienced personal bankers who are knowledgeable about commercial and trust and advisory products.

Segments

The Company had four reportable operating segments at December 31, 2008. These segments are determined based on product line and the types of customers serviced. These reportable operating segments are Community Banking, Commercial Banking, Wealth Management and RAL and RT Programs. The administrative and treasury operations of the Company are not considered part of operating activities of the Company and are reported within the All Other segment for financial reporting. The financial results for each segment are based on products and services provided within each operating segment with various Management assumptions to calculate the indirect credits and charges for funds which also includes an allocation of certain expenses from the All Other segment. These Management assumptions are explained in Note 24, “Segments” of the Consolidated Financial Statements beginning on page 142.

The Community Banking, Commercial Banking and Wealth Management segments represent the banking operations for the Company and are referred to as the “Core Bank” by Management. The banking operations of the Core Bank are similar to the operations of other traditional banks. The Community Banking, Commercial Banking and Wealth Management segments are responsible for collecting deposits, making loans, providing trust and investment advisory services and providing customary banking services. The RAL and RT Programs segment is highly seasonal as a majority of the income is earned in the first quarter of each year. The RAL product generates interest income and the RT product generates non-interest income. The Company has experienced significant growth in RAL and RT Programs over the last several years. The financial impact of the RAL and RT Programs will be discussed throughout the Management Discussion and Analysis (“MD&A”) section of this document.

The income generated by these four reportable segments are driven by the lending and trust and investment advisory products offered to customers. The primary expenses are interest expense on deposits and funding costs and personnel. Deposit products are provided to the customers of the Community Banking, Commercial Banking and Wealth Management segments. These deposit products include checking, savings, money market and certificates of deposit (“CDs”). The following segment discussion outlines the products, services and lending policies for each operating segment.

As of January 1, 2009, the Commercial Banking and Wealth Management segments were combined into one operating segment. The combined segment will be called Commercial and Wealth Management segment. Together, the new segment will provide products and services to meet the needs of middle market companies and high net-worth individuals within the existing footprint of the Company and the adjacent markets. The new combined segment currently has three locations which are specifically designed for serving their target customer base. These locations are in Calabasas, Torrance and Glendale, California. The new combined segment will no longer offer SBA loans as these products service small businesses and will be offered through the Community Banking segment.

Community Banking

Business units in this segment provide residential real estate loans, home equity lines and loans, consumer loans, small business loans and lines, and demand deposit overdraft protection products.

Residential real estate loans consist of first and second mortgage loans secured by trust deeds on one to four unit single family homes. The Company has specific underwriting and pricing guidelines based on the credit worthiness of the borrower and the value of the collateral, including credit score, debt-to-income ratio of the borrower and loan-to-value ratio. The Company extends credit up to a maximum of 80% combined loan-to-value of the first trust deed equity value. Maximum borrower debt-to-income ratios range from 40% to 60% and are determined by various factors. Home equity lines of credit are generally secured by a second trust deed on a single one to four unit family home. The interest rate on home equity lines is a variable index rate while term residential mortgage loans can have either variable or fixed interest rates.

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

Small business loans and lines of credit offered through the Community Bank are extended without collateral to small businesses based on historical credit performance of the business along with the principal owners of the business. The loans and lines of credit can have either variable or fixed interest rates and are extended to small businesses in amounts less than $100,000.

Demand deposit overdraft protection products are offered to demand deposit customers to provide additional protection against unforeseen deficit balances in a specific account and the potential related fees. The Company offers these products based on factors such as the customers credit score and history with the Company. These products have fixed interest rates.

Commercial Banking

This business segment offers commercial, industrial, corporate, and real estate loan products, including traditional commercial loans and lines of credit, asset based lending, letters of credit, and Small Business Administration (“SBA”) loans. The Commercial Banking segment also offers the Community Banking segment deposit products as well as deposit products that are for middle market companies such as cash management services, merchant services and certain international services for domestic customers.

Loan products are underwritten and customized to meet specific customer needs. The Company considers several factors in order to extend the loan including the borrower’s historical loan re-payment, company management, and current economic conditions, industry specific issues, capital structure, potential collateral and financial projections.

In making commercial real estate secured loan decisions, the Company considers the purpose of the requested loan and nature of the collateral. Maximum loan-to-value ratios for commercial real estate loans are 75%.

Depending on the product, these loans have fixed or variable interest rates.

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

Wealth Management

Business units in this segment offer a wide range of trust, investment, fiduciary and wealth management services and solutions, including planning and advice. These solutions are provided by the Bank’s Trust and Investment Management group, including MCM and REWA.

The Wealth Management group provides high net worth clients a variety of banking solutions and other services. These include Private Capital Advantage deposit solutions, residential mortgages and lines of credit, investment review, analysis and customized portfolio management for separately managed accounts, full service brokerage, trust and fiduciary services, equity and fixed income management and real estate and specialty asset management. Loans are structured to meet the specific needs of high net worth customers but still adhere to the Company’s underwriting guidelines. The Company’s underwriting guidelines consider tangible net worth, value of assets that make up this net worth, personal cash flow, past history with the Company, and credit history. These loans may be either secured or unsecured, and may have either fixed or variable interest rates, with lines of credit generally having variable interest rates.

RAL and RT Programs

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

The Company subjects the RAL application to an automated credit review process utilizing specific predetermined criteria. If the application passes this review, the Company advances the amount of the refund due on the taxpayer’s return up to specified amounts based on certain criteria less the loan fee due to the Company and, if requested by the taxpayer, the fees due for preparation of the return. Each taxpayer signs an agreement permitting the IRS to send the taxpayer’s refund directly to the Company. The refund received from the IRS is used by the Company to pay off the RAL. Any amount due the taxpayer above the amount of the RAL is remitted to the taxpayer. The RAL income is recognized into interest income after the loan balance is collected from the IRS. The fee varies based on the amount of the RAL.

Generally, interest income earned on loans is a function of the outstanding balance multiplied by the rate specified in the loan agreement multiplied by the period of time the loan is outstanding. For RALs, the interest income is unrelated to the length of time the loan is outstanding and there is no explicit interest rate. The flat fee charged is recognized as income when the loan is collected from the IRS. No late fees are charged to customers whose loans are not paid within the expected time frame.

While the loan application form is completed by the taxpayer in the tax preparer’s office, the credit criteria are set by the Company and the underwriting decision is made by the Company. The Company reviews and evaluates all tax returns to determine the likelihood of IRS payment. If any attribute of the tax return appears to fall outside of predetermined parameters, the Company will reject the application and not make the loan.

The Company has entered into two separate contracts with Jackson Hewitt related to the RAL and RT Programs. One of the contracts with Jackson Hewitt is with Jackson Hewitt Inc. and the other is with Jackson Hewitt Technology Services, Inc. collectively referred to as “JH” throughout this Form 10-K.

The Company also has an electronic filing of tax return product called a Refund Transfer or RT. The RT product is also designed to provide taxpayers faster access to funds claimed by a taxpayer as a refund on their tax returns. An RT is in the form of a facilitated electronic transfer or check prepared by taxpayer’s tax preparer.

For more information regarding RALs, refer to Note 7, “RAL and RT Programs” of the Consolidated Financial Statements beginning on page 113.

Employees

At December 31, 2008, the Company employed 1,372 employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.

Acquisitions

Recent mergers and acquisitions of the Company are disclosed in Note 2, “Acquisitions and Dispositions” in the Consolidated Financial Statements on page 101. A summary of acquisitions in the last three years is as follows:

In July 2006, PCBNA acquired MCM, a California-based registered investment advisor for an initial cash payment of approximately $7.0 million. MCM is a wholly owned subsidiary of PCBNA which provides wealth management advisory services.

In January 2008, PCBNA acquired REWA, California-based registered investment advisor for an initial cash payment of approximately $7.0 million. REWA is a wholly owned subsidiary of PCBNA which provides personal and financial investment advisory services to individuals, families and fiduciaries.

Market Area

The Company’s branches are located in eight California counties. These counties include Santa Barbara, Ventura, Monterey, Santa Cruz, Southern Santa Clara, San Benito, San Luis Obispo and Los Angeles. The Company uses separate brand names in various counties for community recognition only, all offices are legal branches of PCBNA, and all banking offices are administered under one management structure.

The Company continues to explore opportunities to expand its footprint into strategically selected markets.

The RAL and RT Programs administrative offices are located in San Diego County, California with transactions conducted with taxpayers located throughout the United States.

Foreign Operations

The Company has no foreign operations. The Company does provide loans, letters of credit and other trade-related services to a number of commercial enterprises that conduct business outside the United States.

Customer Concentration

The Company does not have any customer relationships that individually account for 10% or more of consolidated revenues.

Competition

The banking and financial services business is highly competitive. The increasingly competitive environment faced by banks is a result primarily of changes in laws and regulations (refer to pages 67 through 70 of this Form 10-K), changes in technology and product delivery systems, and the continued consolidation among financial services providers. The Company competes for loans, deposits, trust and investment advisory services and customers with other commercial banks, savings and loan associations, securities and brokerage companies, investment advisors, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many competitors are much larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and/or offer a broader range of financial services.

Economic Conditions, Government Policies, Legislation, and Regulatory Initiatives

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. The difference between the interest rates paid on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans to customers and securities held in the investment portfolio, comprise the major portion of earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company which cannot be predicted. A more detailed discussion of the Company’s interest rate risk and the mitigation of interest rate risk begin on pages 62 and 75.

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

From time to time, Federal and State legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial service providers. Several proposals for legislation that could substantially intensify the regulation of the financial services industry (including a possible comprehensive overhaul of the financial institutions regulatory system) are expected to be introduced and possibly enacted in the new Congress in response to the current economic downturn and financial industry instability. The Company cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations and supervisory policies, would have on the Company’s financial condition or results of operations. In addition, the outcome of any investigations initiated by state authorities or litigation raising issues such as whether state laws are preempted by Federal law may result in additional laws and regulations that require changes in the Company’s operations and increased compliance costs.

Dramatic negative developments in the latter half of 2007 in the subprime mortgage market and the securitization markets for such loans, together with volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related economic downturn, which continued through 2008 and anticipated to continue through 2009. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many commercial and residential loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by many financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. Bank regulators have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of formal and informal enforcement orders and other supervisory actions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Initially introduced as the Troubled Asset Relief Program (“TARP”), the EESA authorized the United States Department of the Treasury (“U.S. Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies. Initially, $350 billion was made immediately available to the U.S. Treasury. On January 15, 2009, the remaining $350 billion was released to the U.S. Treasury.

On October 14, 2008, the U.S. Treasury announced its intention to inject capital into nine large U.S. financial institutions under the TARP Capital Purchase Program (the “TARP CPP”), and since has injected capital into many other financial institutions, including the Company. The U.S. Treasury initially allocated $250 billion towards the TARP CPP. On November 21, 2008, the Company completed the sale to the U.S. Treasury of $180.6 million of preferred stock and warrants as part of the TARP CPP. Pursuant to the terms of the Securities Purchase Agreement–Standard Terms (“Securities Purchase Agreement”), the Company issued and sold to the U.S. Treasury (i) 180,634 shares of the Company’s Series B Fixed Rate Cumulative Perpetual Preferred Stock, having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase up to 1,512,003 shares of the Company’s common stock, no par value. Under the terms of the TARP CPP, the Company is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury’s consent. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company’s common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. Restrictions related to the payment of dividends on common stock are disclosed in the “Capital Resources” section on page 59 of this Form 10-K.

In order to participate in the TARP CPP, financial institutions were required to adopt certain standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for named senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. The Company has complied with these requirements and will continue to comply.

The bank regulatory agencies, U.S. Treasury and the Office of Special Inspector General, also created by the EESA, have issued guidance and requests to the financial institutions that participated in the TARP CPP to document their plans and use of TARP CPP funds and their plans for addressing the executive compensation requirements associated with the TARP CPP. The Company has received and will respond to that request.

On February 10, 2009, the U.S. Treasury and the Federal bank regulatory agencies announced in a Joint Statement a new Financial Stability Plan which would include additional capital support for banks under a Capital Assistance Program, a public-private investment fund to address existing bank loan portfolios and expanded funding for the FRB’s pending Term Asset-Backed Securities Loan Facility to restart lending and the securitization markets.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law by President Obama. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

The AARA executive compensation standards are more stringent than those currently in effect under the TARP CPP or those previously proposed by the U.S. Treasury. The new standards include (but are not limited to); (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP CPP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departures, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP CPP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP CPP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

On February 23, 2009, the U.S. Treasury and the Federal bank regulatory agencies issued a Joint Statement providing further guidance with respect to the Capital Assistance Program announced February 10, 2009, including: (i) that should the “stress test” assessments of the major banks initiated February 25, 2009 indicate that an additional capital buffer is warranted, institutions will have an opportunity to turn first to private sources of capital otherwise; the temporary capital buffer will be made available from the government; (ii) such additional government capital will be in the form of mandatory convertible preferred shares, which would be converted into common equity shares only as needed over time to keep banks in a well-capitalized position and can be retired under improved financial conditions before the conversion becomes mandatory; and (iii) previous capital injections under the TARP CPP will also be eligible to be exchanged for the mandatory convertible preferred shares. The conversion of preferred shares to common equity shares would enable institutions to maintain or enhance the quality of their capital by increasing their tangible common equity capital ratios; however, such conversions would necessarily dilute the interests of existing shareholders.

On February 25, 2009, the first day the Capital Assistance Program was initiated, the U.S. Treasury released the actual terms of the program, stating that the purpose of the Capital Assistance Program is to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers. Under the terms of the Capital Assistance Program, eligible U.S. banking institutions with assets in excess of $100 billion on a consolidated basis are required to participate in coordinated supervisory assessments, which are forward-looking “stress test” assessments to evaluate the capital needs of the institution under a more challenging economic environment. Should this assessment indicate the need for the bank to establish an additional capital buffer to withstand more stressful conditions, these institutions may access the Capital Assistance Program immediately as a means to establish any necessary additional buffer or they may delay the Capital Assistance Program funding for six months to raise the capital privately. Eligible U.S. banking institutions with assets below $100 billion may also obtain capital from the Capital Assistance Program. The Capital Assistance Program is an additional program from the TARP CPP and is open to eligible institutions regardless of whether they participated in the TARP CPP. The deadline to apply to participate in the Capital Assistance Program is May 25, 2009. Recipients of capital under the Capital Assistance Program will be subject to the same executive compensation requirements as if they had received TARP CPP.

The EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. In addition, the FDIC has implemented two temporary liquidity programs to (i) provide deposit insurance for the full amount of most non-interest bearing transaction accounts (the “Transaction Account Guarantee”) through the end of 2009 and (ii) guarantee certain unsecured debt of financial institutions and their holding companies through June 2012 under a temporary liquidity guarantee program (the “Debt Guarantee Program” and together the “TLGP”). Financial institutions had until December 5, 2008 to opt out of these two programs. The Company and the Bank have elected to participate in these programs, but has not yet issued any debt under the Debt Guarantee Program.

Regulation and Supervision

The Company and its subsidiaries are extensively regulated and supervised under both Federal and certain State laws. A summary description of the laws and regulations which relate to the Company’s operations are discussed on pages 67 through 75.

Available Information

The Company maintains an Internet website at http://www.pcbancorp.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and other information related to the Company free of charge, through this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to, the SEC. The Company’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS

RISK MANAGEMENT

Investing in our common stock involves various risks which are specific to the Company, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct the Company’s business as currently planned and the financial condition or operating results could be negatively impacted. The Company’s Chief Audit Executive and Chief Credit Officer in conjunction with other members of the Company’s Management under the direction and oversight of the Board of Directors lead the Company’s risk management process. In addition to common business risks such as disasters, theft, and loss of market share, the Company is subject to special types of risk due to the nature of its business.

Difficult Economic Conditions

The Company’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Company’s control may adversely affect the Company’s asset quality, deposit levels and loan demand and, therefore, earnings.

Dramatic declines in the housing market beginning in the latter half of 2007, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. The resulting write-downs to assets of financial institutions have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection. Bank failures and liquidation or sales by the FDIC as receiver have also increased.

The capital and credit markets, including the fixed income markets, have been experiencing volatility and disruption for more than fifteen months. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ financial strength.

Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions because of concern about the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, which of the Company’s markets, products or other businesses will ultimately be most affected, and whether Management’s actions will effectively mitigate these external factors. Accordingly, the decrease in funding sources and lack of available credit, lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect the Company’s business, financial condition and results of operations.

As a result of the challenges presented by economic conditions, the Company may face the following risks in connection with these events:

■

Inability of the Company’s borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on the Company’s operating results.

■

Increased regulation of the Company’s industry, including heightened legal standards and regulatory requirements or expectations imposed in connection with EESA and ARRA. Compliance with such regulation will likely increase the Company’s costs and may limit the Company’s ability to pursue business opportunities.

■

Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

■

Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies, which may adversely affect the Company’s ability to market its products and services.

■

Further increases in FDIC insurance premiums due to the market developments which have significantly depleted the Deposit Insurance Fund of the FDIC and reduced the ratio of reserves to insured deposits.

In view of the concentration of the Bank’s operations and the collateral securing the loan portfolio in California, as well as the concentration in commercial real estate loans, we may be particularly susceptible to the adverse economic conditions in the state of California and in the eight counties mentioned above where the Company’s business is concentrated.

Enactment of EESA and ARRA

EESA, which established TARP, was signed into law on October 3, 2008. As part of TARP, the U.S. Treasury established the TARP CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, the ARRA was signed into law as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the TARP CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of its common shares.

There have been numerous actions undertaken in connection with or following EESA and ARRA by the FRB, Congress, U.S. Treasury, the SEC and the Federal bank regulatory agencies in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the temporary increase in FDIC deposit insurance from $100,000 to $250,000, the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the Federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company’s business, financial condition and results of operations could be materially and adversely affected.

Changes in Legislation and Regulation of Financial Institutions

The financial services industry is extensively regulated. PCBNA is subject to extensive regulation, supervision and examination by the OCC and the FDIC. As a holding company, the Company is subject to regulation and oversight by the FRB. The Company is now also subject to supervision, regulation and investigation by the U.S. Treasury and SIGTARP under EESA by virtue of its participation in the TARP CPP. Federal and State regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit the Company’s shareholders. Such regulations can at times impose significant limitations on the Company’s operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and assessment of the adequacy of an institution’s allowance for loan losses. Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities. Changes in applicable laws or policies could materially affect the Company’s business, and the likelihood of any major changes in the future and their effects are impossible to determine. Moreover, it is impossible to predict the ultimate form any proposed legislation might take or how it might affect the Company.

Strength and Stability of Other Financial Institutions

The actions and commercial soundness of other financial institutions could affect the Company’s ability to engage in routine funding transactions. Financial services to institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to different industries and counterparties, and executes transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market-wide liquidity problems and could lead to losses or defaults by the

Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company’s credit risk may increase when the collateral held by it cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. Any such losses could materially and adversely affect the Company’s results of operations.

Unprecedented Market Volatility

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on the business, financial condition and results of operations.

The market price for our common shares has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future, including:

■	announcements of developments related to our business;

■	fluctuations in our results of operations;

■	sales of substantial amounts of our securities into the marketplace;

■	general conditions in our markets or the worldwide economy;

■	a shortfall in revenues or earnings compared to securities analysts’ expectations;

■	changes in analysts’ recommendations or projections and

■	disclosure of adverse regulatory developments.

Estimating the Allowance for Loan Losses

The allowance for loan losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that the Company could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that the Company has adopted to address this risk may not prevent unexpected losses. These losses could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Management maintains an allowance for loan and lease losses to provide for loan defaults and non-performance. The allowance is also appropriately increased for new loan growth. Management believes that the allowance for loan losses is adequate to cover current losses. Management cannot guarantee that the allowance for loan losses will not increase further or that regulators will not require the Company to increase this allowance.

Risks Associated with the RAL and RT Programs

Risks associated with the RAL and RT Programs include credit, the availability of sufficient funding at reasonable rates, risks associated with the IRS, litigation, and regulatory or legislative risk.

The Company has traditionally utilized a securitization facility to fund its RAL and RT Programs. For additional discussion on the securitization facility for the RAL Program refer to page 36 of the MD&A and Note 7, “RAL and RT Programs” of the Consolidated Financial Statements. For the 2009 RAL season, however, the Company was not able to secure a securitization facility as a result of the current economic conditions and the crisis in the U.S. credit markets. In place of a securitization facility, the

Company purchased $1.28 billion of brokered CDs and entered into a syndicated funding line of approximately $524 million which may be drawn upon as needed throughout the 2009 RAL season. There can be no assurance that the Company will have access to a securitization facility or similar alternative sources of funding in future periods. In addition, while the Company expects that the transaction volumes, product mix and loss rates for the 2009 RAL season will be similar to 2008, the profitability of the RAL and RT Programs in 2009 is expected to be lower than in prior years due to an increase in funding costs and reduced recoveries of prior year charged-off RALs.

There is increased legislative and regulatory focus on RALs, including proposed state and Federal legislation to limit interest rates or fees, to curtail sharing of taxpayer information, to impose additional costs and rules on the RAL business and to otherwise limit or prohibit RALs. State attorneys general have also initiated public inquiries in response to consumer advocate complaints into the RAL product and the practices of the tax preparers offering RALs. We cannot determine whether such legislative or regulatory initiatives will be adopted or predict the impact such initiatives would have on the Company’s results.

Liquidity Risk

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of the Company’s business activity due to a market downturn or adverse regulatory action against us. The Bank’s ability to acquire deposits or borrow could also be impaired by factors that are not specific to the Company, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by financial institutions in the domestic and worldwide credit markets deteriorates.

Interest Rate Risk

The banking industry is subject to interest rate risk and variations in interest rates may negatively affect the Company’s financial performance. A substantial portion of the Bank’s income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the inherent differences in the maturities and repricing characteristics of the Bank’s interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Fluctuations in interest rates could adversely affect the Bank’s interest rate spread and, in turn, the Company’s profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on the Bank’s deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect the Bank’s net interest spread, asset quality and loan origination volume.

Concentration of Commercial Real Estate Loans and Commercial Business Loans

At December 31, 2008, $2.0 billion or 35.2%, of our loan portfolio consisted of commercial real estate loans, including loans for the acquisition and development of property. Commercial real estate loans constitute a greater percentage of our loan portfolio than any other loan category, including residential real estate loans secured by one to four family units,(“one to four family”) which totaled $1.1 billion or 19.1%, of our total loan portfolio at December 31, 2008. In addition, at December 31, 2008, $1.2 billion or 20.1%, of our loan portfolio consisted of commercial loans. Commercial real estate loans and commercial loans generally expose a lender to greater risk of non-payment and loss than one to four family loans because repayment of the loans often depends on the successful operation of the property and/or the income stream of the borrower. Commercial loans expose us to additional risks since they are generally secured by business assets that may depreciate over time. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one to four family loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one to four family loan. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the security for the loan, the future cash flow of the affected property or borrower, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, any decline in real estate values may be more pronounced with respect to commercial real estate properties than residential real estate properties. While we intend to reduce the concentration of such loans in the Bank’s loan portfolio, there can be no assurance that Management will be successful in doing so.

Competition from Financial Service Companies

The Company faces increased strong competition from financial services companies and other companies that offer banking services. The Company conducts most of its operations in California. Increased competition in its markets may result in reduced loans and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors as many competitors offer some of the banking services that the Bank offers in service areas. These competitors include national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings institutions, industrial banks, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Bank’s competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. If the Bank is unable to attract and retain banking customers, it may be unable to continue loan growth and level of deposits.

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

Reputation Risk

Reputation risk, or the risk to the Company’s earnings and capital from negative publicity or public opinion, is inherent in Company’s business. Negative publicity or public opinion could adversely affect the Bank’s ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or perceived conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.

Goodwill Impairment

At a minimum, Management is required to assess goodwill and other intangible assets annually for impairment. Goodwill is recognized when a Company acquires a business and the purchased assets and liabilities are recorded at fair value. The fair value of most financial assets and liabilities are determined by estimating the discounted anticipated cash flows from or for the instrument using current market rates applicable to each asset and liability. Excess of consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. The calculation of goodwill and the determination of impairment is an estimate subject to ongoing review based on certain factors such as declines in stock price, adverse economic conditions in the U.S. and international financial markets, unprecedented lack of liquidity, uncertainty regarding future economic policy and banking regulation changes and negative market sentiment towards the banking industry in general, and additional impairment may be assessed in the future periods. If an impairment of goodwill is assessed, this could have a material affect on the Company’s results of operations and capital levels.

Dividends from the Bank

The availability of dividends from PCBNA is limited by various statutes and regulations. It is possible, depending upon the financial condition of PCBNA and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event that PCBNA was unable to pay dividends to the Company, we in turn would likely have to reduce or stop paying dividends on the Company’s common shares. The Company’s failure to pay dividends on the Company’s common shares could have a material adverse effect on the market price of the Company’s common shares. Additional information regarding dividend restrictions is included in the section captioned Regulation and Supervision on page 67.

Restrictions Resulting from Participation in the TARP CPP

Pursuant to the terms of the Securities Purchase Agreement, the Company’s ability to declare or pay dividends on any of the Company’s shares is limited. Specifically, the Company may be unable to declare dividend payments on common shares, junior preferred shares or pari passu preferred shares if the Company is in arrears on the payment of dividends on the Series B Preferred Stock. Further, the Company is not permitted to increase dividends on our common shares above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 ($0.22 per share) without the U.S. Treasury’s approval until November 21, 2011, unless all of the Series B Preferred Stock has been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. In addition, the Company’s ability to repurchase its shares is restricted. The consent of the U.S. Treasury generally is required for the Company to make any stock repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) until November 21, 2011, unless all of the Series B Preferred Stock has been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. Further, common shares, junior preferred shares or pari passu preferred shares may not be repurchased if the Company is in arrears on the payment of Series B Preferred Stock dividends. The terms of the Securities Purchase Agreement allow the U.S. Treasury to impose additional restrictions, including those on dividends and including unilateral amendments required to comply with changes in applicable Federal law.

In addition, pursuant to the terms of the Securities Purchase Agreement, the Company adopted the U.S. Treasury’s current standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity securities issued pursuant to the Securities Purchase Agreement, including the common shares which may be issued upon exercise of the Warrant. These standards generally apply to the Company’s Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (i) ensuring that incentive compensation plans and arrangements for senior executive officers do not encourage unnecessary and excessive risks that threaten the Company’s value; (ii) required clawback of any bonus or incentive compensation paid (or under a legally binding obligation to be paid) to a senior executive officer based on materially inaccurate financial statements or other materially inaccurate performance metric criteria; (iii) prohibition on making “golden parachute payments” to senior executive officers; and (iv) agreement not to claim a deduction, for Federal income tax purposes, for compensation paid to any of the senior executive officers in excess of $500,000 per year. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of the Company’s compensation programs in future periods.

The adoption of the ARRA on February 17, 2009 imposed certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency. The executive compensation standards are more stringent than those currently in effect under the TARP CPP or those previously proposed by the U.S. Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

Future Sales of Securities

Under certain circumstances, the Company’s Board of Directors has the authority, without any vote of the Company’s shareholders, to issue shares of the Company’s authorized but unissued securities, including common shares authorized and unissued under the Company’s stock option plans or additional shares of preferred stock. In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital. It is also possible that the Company’s regulators will require the Company to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share value of the common shares or any other then-outstanding class or series of the Company’s securities.

Anti-Takeover Provisions

Various provisions of the Company’s articles of incorporation and bylaws and certain other actions the Company has taken could delay or prevent a third-party from acquiring the Company even if doing so might be beneficial to the Company’s shareholders. These include, among other things, a shareholder rights plan and the authorization to issue “blank check” preferred stock by action of the Company’s Board of Directors acting alone, thus without obtaining shareholder approval. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with Federal regulations, require that, depending on the particular circumstances, either regulatory approval must be obtained or notice must be furnished to the appropriate regulatory agencies and not disapproved prior to any person or entity acquiring “control” of a national bank, such as PCBNA. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for the Company’s common stock.

Dependence on Personnel

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out the Company’s strategies is often lengthy. In addition, EESA, TARP CPP and the ARRA has imposed significant limitations on executive compensation for recipients of TARP funds, such as PCB, which may make it more difficult for the Company to retain and recruit key personnel. The Company’s success depends to a significant degree upon the Company’s ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of the Company’s management and personnel. In particular, the Company’s success has been and continues to be highly dependent upon the abilities of key executives, including the Company’s President, and certain other employees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s executive offices are located at 1021 Anacapa Street, Santa Barbara, California. In addition, the Company occupies five administrative premises for support department operations in Santa Barbara, Ventura, Monterey and Los Angeles counties. These offices include human resources, information technology, loan and deposit operations, finance and accounting, and other support functions. In addition, the Company has several locations that are leased and owned for storage and parking, that are not included in the number of leased or owned properties below.

Of the Company’s 51 branches, 38 are leased and 13 are owned. In addition, the Company owns the master lease on a retail shopping center where one of its retail branches offices is located. This lease is classified as a capital lease in the Company’s Consolidated Financial Statements.

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

The Company has been named in lawsuits filed by customers and others. These lawsuits are described in Note 18, “Commitments and Contingencies” in the Consolidated Financial Statements beginning on page 131. The Company does not expect that these suits will have any material impact on its financial condition or operating results.

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

Market Information

The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “PCBC”. The following table presents the high and low sales prices of the Company’s common stock for each quarterly period for the last two years as reported by The NASDAQ Global Select Market:

	2008 Quarters				2007 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Range of stock prices:
High	$21.42	$27.99	$24.15	$23.50	$28.79	$27.49	$32.63	$34.46
Low	11.25	9.88	13.76	16.08	16.71	19.70	24.24	29.95

Dividends

The Company declares cash dividends to its shareholders each quarter. The Company’s dividend policy is disclosed in the Capital Resources section on page 59 of this Form 10-K. The following table presents cash dividends declared per share for the last two years:

	2008 Quarters				2007 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Cash dividends declared:	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22	$0.22

The Company funds the dividends paid to shareholders primarily from dividends received from PCBNA. For discussion on restrictions on the declaration and payment of dividends refer to the Capital Resources Section of the MD&A and Regulation and Supervision discussion of “Dividends and Other Transfer of Funds”.

Holders

There were approximately 18,488 shareholders of record at December 31, 2008. This number includes an estimate of the number of shareholders whose shares are held in the name of brokerage firms or other financial institutions. The Company is not provided with the exact number or identities of these shareholders, but has estimated the number of such shareholders from the number of shareholder documents requested by these firms for distribution to their customers.

Based on filings with the SEC by institutional investors, approximately 53.9% of the Company’s shares are owned by these institutions. These institutions may be investing for their own accounts or acting as investment managers for other investors.

Share Repurchase

In August 2007, the Company’s Board of Directors approved a share repurchase program. The share repurchase program authorized the repurchase of $25.0 million of the Company’s common stock and was fully executed by the end of December 2007. This repurchase program replaced the previous share repurchase plan approved in August 2003. At December 31, 2008, there were no shares remaining to be repurchased.

Stock Performance

The following graph shows a five year comparison of cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 stock Index and the NASDAQ Bank Index, each of which assumes an initial value of $100 and reinvestment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information at December 31, 2008 with respect to shares of Company common stock that may be issued under our existing equity compensation plans, including the 2008 Equity Incentive Plan, 2002 Stock Plan and the 2005 Directors’ Stock Plan.

December 31, 2008
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,838,975	$26.48	2,578,157
Equity compensation plans not approved by security holders	—	—	—

Total	1,838,975	$26.48	2,578,157

(a)	Included in column (a) are unexercised stock options granted to directors and employees through current and expired option plans. This amount includes unvested restricted stock granted.
(b)	This is the weighted-average exercise price of all stock options and restricted stock that is outstanding.
(c)	Securities remaining available for future issuance are for the 2008 Equity Incentive Plan and the 2002 Stock Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table compares selected financial data for 2008 with the same data for the four prior years. The Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8 and Management’s Discussion and Analysis in Item 7 beginning on the next page explain reasons for the year-to-year changes. The following data has been derived from the Consolidated Financial Statements of the Company and should be read in conjunction with those statements and the notes thereto, which are included in this report.

	Year Ended December 31,
	2008		2007	2006	2005	2004

	(in thousands)

Results of Operations:
Interest income	$519,333		$583,609	$564,526	$426,157	$326,181
Interest expense	(178,819)		(222,411)	(190,767)	(111,505)	(69,211)

Net interest income	340,514		361,198	373,759	314,652	256,970
Provision for loan losses	(218,335)		(113,272)	(64,693)	(53,873)	(12,809)
Non-interest income	176,069		184,589	153,408	111,923	75,635
Non-interest expense	(339,568)		(275,442)	(315,064)	(214,405)	(179,906)

(Loss)/income before taxes	(41,320)		157,073	147,410	158,297	139,890
(Benefit)/provision for income taxes	(18,570)		56,185	52,870	59,012	51,946

Net (Loss)/income	(22,750)		100,888	94,540	99,285	87,944

Dividends and accretion of Preferred Stock	1,094		—	—	—	—

Net (loss)/income available to common shareholders	$(23,844)		$100,888	$94,540	$99,285	$87,944

Per Share Data:
Average number of common shares - basic	46,273		46,816	46,770	45,964	45,535
Average number of common shares - diluted	46,644		47,082	47,099	46,358	45,911
(Loss)/income per common share - diluted	$(0.52)	(1)	$2.14	$2.01	$2.14	$1.92
Book value per common share	$16.91		$14.49	$13.17	$11.69	$10.05

Balance Sheet:
Total loans	$5,635,085		$5,359,156	$5,718,833	$4,897,286	$4,062,294
Total assets	$9,574,291		$7,374,346	$7,494,830	$6,876,159	$6,024,785
Total deposits	$6,589,976		$4,963,812	$5,046,401	$5,017,866	$4,512,290
Long-term debt (2)	$1,740,240		$1,405,602	$1,401,172	$803,212	$832,252
Total shareholders’ equity	$788,437		$668,356	$617,376	$545,256	$459,682

Operating and Capital Ratios:
Leverage ratio	9.2%		8.8%	8.3%	8.1%	7.6%
Return on average total assets	n/a		1.4%	1.3%	1.6%	1.5%
Return on average total shareholder’s equity	n/a		15.3%	16.0%	19.2%	20.3%
Tier 1 capital to Average Tangible Assets ratio	8.8%		8.0%	7.5%	6.6%	6.3%
Tier 1 capital to Risk Weighted Assets ratio	11.8%		9.7%	8.8%	8.0%	8.2%
Total Tier 1 & Tier 2 Capital to Risk Weighted Assets ratio	14.6%		12.3%	11.7%	11.3%	12.1%
Dividend payout ratio	n/a		41.1%	43.8%	36.4%	35.9%

(1)	(Loss)/income per diluted common share for the year ended December 31, 2008 is calculated using basic weighted average shares outstanding.
(2)	Includes obligations under capital lease.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW AND HIGHLIGHTS

Pacific Capital Bancorp is a community bank holding company which provides full service banking, trust and investment advisory services and lending through its wholly-owned subsidiaries.

The following discussion should be read in conjunction with the Company’s financial statements and the related notes provided under “Item 8 – Consolidated Financial Statements and Supplementary Data.”

FINANCIAL RESULTS HIGHLIGHTS OF 2008

Net loss for the Company was $22.8 million or $23.8 million of net loss available to common shareholders, or $0.52 per diluted share for 2008 compared to net income of $100.9 million or $2.14 per diluted share for 2007. Net income decreased $123.6 million for fiscal year 2008 compared to 2007.

The significant factors impacting earnings of the Company during 2008 were:

■

Provision for loan losses of $218.3 million due to the downturn in the economy, which served to i) increase allowance to total loans from 83 basis points to 244 basis points during the year, and ii) cover approximately $121 million in loan net charge-offs or write downs during the year.

■

A 400 basis point decrease in the Federal Open Market Committee of the Federal Reserve System (“FOMC”)’s Federal funds interest rate decreasing from 4.25% at December 31, 2007 to 0.25% at December 31, 2008, which resulted in a decline in the net interest margin from 5.24% at December 31, 2007 to 4.81% at December 31, 2008.

■

Increased volumes in the RAL and RT Programs products which increased profitability in this segment from $47.1 million of income before tax for the year ended December 31, 2007 to $118.0 million before tax for the year ended December 31, 2008.

■	A goodwill impairment charge of $22.1 million was recognized in the third quarter of 2008.

The impact to the Company from these items, and others of both a positive and negative nature, will be discussed in more detail as they pertain to the Company’s overall comparative performance for the year ended December 31, 2008 throughout the analysis sections of this report.

FINANCIAL RESULTS HIGHLIGHTS OF 2007

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

■

A 100 basis point decrease in the FOMC’s target Federal funds rate from 5.25% to 4.25%, the combination of a flattening, and even inverted, yield curve and intense competition for both loans and deposits continued to compress interest margins, which resulted in a decline in net interest margin to 5.24% from 5.76%.

■

Company wide efforts to control expenses while striving to improve service levels to customers, which resulted in improvement in the Company’s efficiency ratio to 49.91% for 2007 from 58.13% for the year ended December 31, 2006.

FINANCIAL RESULTS HIGHLIGHTS OF 2006

The significant factors impacting earnings of the Company during 2006 were as follows:

■	$8.8 million recognized loss recorded on securities that were sold as part of the Company’s balance sheet management strategy in the first quarter of 2007.

■	$9.3 million asset write-down related to obsolete software.

■	$1.8 million gain on sale of the Company’s San Diego branch.

Net interest income from the RAL Program increased to $109.8 million from $61.7 million in 2005. In addition to higher transaction volume, this increase was due to the changes in the contract with JH. The offset to this increase in revenue is the non-interest expense increase of $54.7 million for the marketing and technology fee paid to JH in 2006.

RESULTS OF OPERATIONS

INTEREST INCOME

The Company’s primary source of income is interest income. The following tables present a summary of interest income and the increases and decreases within the interest income line items for the three years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Interest income:
Loans:
Commercial loans	$73,604	$91,849	$83,034
Consumer loans	39,804	58,453	65,996
Tax refund loans	108,762	118,568	118,123
Leasing loans	—	12,642	27,227
Real estate loans - commercial	167,951	172,336	153,536
Real estate loans - residential	67,904	78,127	60,243
Other loans	175	233	189

Total	458,200	532,208	508,348

Investment securities - trading	6,833	—	—
Investment securities - available for sale:
U.S. treasury securities	1,142	1,863	2,880
U.S. agencies	20,168	17,825	9,411
Asset-backed securities	141	162	223
CMO’s and MBS	16,448	17,520	32,018
State and municipal securities	13,276	11,197	11,263

Total	51,175	48,567	55,795

Commercial paper	622	—	—
Interest on deposits in other banks	702	—	—
Federal funds sold and securities purchased under agreements to resell	1,801	2,834	383

Total interest income	$519,333	$583,609	$564,526

	Change 2008 with 2007		Change 2007 with 2006
	$	%	$	%

	(in thousands)
Interest income changes:
Loans:
Commercial loans	$(18,245)	(19.9%)	$8,815	10.6%
Consumer loans	(18,649)	(31.9%)	(7,543)	(11.4%)
Tax refund loans	(9,806)	(8.3%)	445	0.4%
Leasing loans	(12,642)	(100.0%)	(14,585)	(53.6%)
Real estate loans - commercial	(4,385)	(2.5%)	18,800	12.2%
Real estate loans - residential	(10,223)	(13.1%)	17,884	29.7%
Other loans	(58)	(24.9%)	44	23.3%

Total	(74,008)	(13.9%)	23,860	4.7%

Investment securities - trading:	6,833	—	—	—
Investment securities - available for sale:
U.S. treasury securities	(721)	(38.7%)	(1,017)	(35.3%)
U.S. agencies	2,343	13.1%	8,414	89.4%
Asset-backed securities	(21)	(13.0%)	(61)	(27.4%)
CMO’s and MBS	(1,072)	(6.1%)	(14,498)	(45.3%)
State and municipal securities	2,079	18.6%	(66)	(0.6%)

Total	2,608	5.4%	(7,228)	(13.0%)

Commercial paper	622	—	—	—
Interest on deposits in other banks	702	—	—	—
Federal funds sold and securities purchased under agreements to resell	(1,033)	(36.5%)	2,451	639.9%

Total interest income	$(64,276)	(11.0%)	$19,083	3.4%

Interest income for the year ended December 31, 2008 was $519.3 million, a decrease of $64.3 million or 11.0% when comparing interest income for 2008 to 2007. This decrease was mostly attributable to the FOMC reducing the Federal funds rate by 400 basis points since December 31, 2007 which impacted the entire loan portfolio, except RALs. The increase in nonaccrual loans also contributed to the decrease of interest income for loans. Commercial and consumer loans accounted for $36.9 million of the decrease in interest income due to the large number of those loans having adjustable interest rates. In addition, in 2007, the Company sold the indirect auto and leasing loan portfolios and discontinued the Holiday Loan product, which contributed $22.9 million of interest income in 2007 and $49.7 million of interest income in 2006.

Interest income by operating segment for the year ended 2008 compared to 2007, decreased for all operating segments. The largest decrease in interest income was in the Community Banking segment with a decrease of $43.9 million. This decrease was primarily caused by the sale of the indirect auto and leasing loan portfolios in 2007 and the discontinuation of the Holiday Loan product in 2007.

Interest income for the year ended December 31, 2007 was $583.6 million, an increase of $19.1 million or 3.4% when comparing interest income for 2007 and 2006. This increase was mostly attributable to the growth in commercial and residential real estate loans offset by a reduction in Collateralized Mortgage Obligations (“CMO”) and Mortgage Backed Securities (“MBS”) interest income and balances.

Interest income by operating segment for the year ended 2007 compared to 2006, increased for the Commercial Banking and Wealth Management segments by $27.1 million or 12.8% and $620,000 or 5.6%, respectively. This increase was partially offset by decreased interest income from the Community Banking and RAL and RT Programs segments of $4.3 million and $145,000, respectively.

INTEREST EXPENSE

Interest expense is incurred from interest paid on deposits and borrowings. The following tables present a summary of interest expense and the increases and decreases within the interest expense line items for the three years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006

	(in thousands)
Interest expense:
Deposits:
NOW accounts	$10,267	$24,577	$22,848
Money market deposit accounts	11,824	26,525	20,438
Savings deposits	1,885	3,300	3,594
Time certificates of deposits	67,446	75,326	69,956

Total	91,422	129,728	116,836

Securities sold under agreements to repurchase and Federal funds purchased	13,076	17,997	18,054
Long-term debt and other borrowings:
FHLB advances	74,277	74,610	55,848
Other borrowings	44	76	29

Total	74,321	74,686	55,877

Total interest expense	$178,819	$222,411	$190,767

	Change 2008 with 2007		Change 2007 with 2006
	$	%	$	%

	(in thousands)
Interest expense changes:
Deposits:
NOW accounts	$(14,310)	(58.2%)	$1,729	7.6%
Money market deposit accounts	(14,701)	(55.4%)	6,087	29.8%
Savings deposits	(1,415)	(42.9%)	(294)	(8.2%)
Time certificates of deposits	(7,880)	(10.5%)	5,370	7.7%

Total	(38,306)	(29.5%)	12,892	11.0%

Securities sold under agreements to repurchase and Federal funds purchased	(4,921)	(27.3%)	(57)	(0.3%)
Long-term debt and other borrowings:
FHLB advances	(333)	(0.4%)	18,762	33.6%
Other borrowings	(32)	(42.1%)	47	162.1%

Total	(365)	(0.5%)	18,809	33.7%

Total interest expense	$(43,592)	(19.6%)	$31,644	16.6%

Interest expense in 2008 was $178.8 million a decrease of $43.6 million or 19.6% when compared to 2007. This decrease is mostly attributable to the FOMC decreasing interest rates by 400 basis points since December 31, 2007 which mainly impacted the interest rates paid on deposits. While the Bank was successful in growing deposits during 2008, the interest paid on deposits decreased by 110 basis points when comparing the year ending December 31, 2008 to 2007.

Interest expense in 2007 was $222.4 million, an increase of $31.6 million, or 16.6% over 2006. This increase is due to higher interest rates paid on deposits and a reliance on wholesale borrowings such as Federal Home Loan Bank of San Francisco (“FHLB”) advances and overnight Federal funds purchased to fund loan growth. Deposit growth was outpaced by loan growth as the Company faced continued competition for deposits from other financial institutions and brokerage firms during 2007 and 2006.

NET INTEREST MARGIN

The net interest margin is reported on a fully tax equivalent (“FTE”) basis. A tax equivalent adjustment is added to reflect that interest earned on certain municipal securities and loans which are exempt from Federal income tax. The following tables set forth the average balances and interest income on a fully tax equivalent basis and interest expense for the previous three years.

	Year Ended December 31,
	2008			2007
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield

	(in thousands)
Net Interest Margin:
Assets:
Commercial paper	$22,807	$622	2.73%	$—	$—	0.00%
Interest bearing demand deposits in other financial institutions	150,806	702	0.47%	—	—	0.00%
Federal funds sold	71,652	1,801	2.51%	54,588	2,834	5.19%

Total money market instruments	245,265	3,125	1.27%	54,588	2,834	5.19%

Securities: (1) (2)
Taxable	947,490	44,732	4.72%	801,248	37,370	4.66%
Non-taxable	257,959	18,721	7.26%	208,193	15,886	7.63%

Total securities	1,205,449	63,453	5.26%	1,009,441	53,256	5.27%

Loans: (1) (3)
Commercial (including leasing)	1,186,394	73,805	6.22%	1,206,318	104,592	8.67%
Real estate-multi family & nonresidential	2,718,452	168,442	6.20%	2,376,763	172,511	7.26%
Real estate-residential 1-4 family	1,138,774	67,904	5.96%	1,329,620	78,127	5.88%
Consumer	714,497	148,566	20.79%	1,005,943	177,021	17.60%
Other	3,085	175	5.67%	2,885	233	8.08%

Total loans, net	5,761,202	458,892	7.97%	5,921,529	532,484	8.99%

Total interest-earning assets	7,211,916	$525,470	7.29%	6,985,558	$588,574	8.43%

Market Value Adjustment	20,131			19,418
Noninterest-earning assets	659,276			491,852

Total assets	$7,871,192			$7,496,828

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$1,981,853	$23,976	1.21%	$2,149,706	$54,402	2.53%
Time certificates of deposit	2,046,064	67,446	3.30%	1,702,621	75,326	4.42%

Total interest-bearing deposits	4,027,917	91,422	2.27%	3,852,327	129,728	3.37%

Borrowed funds:
Repos and Federal funds purchased	394,410	13,076	3.32%	360,622	17,997	4.99%
Other borrowings	1,523,802	74,321	4.88%	1,409,453	74,686	5.30%

Total borrowed funds	1,918,212	87,397	4.56%	1,770,075	92,683	5.24%

Total interest-bearing liabilities	5,946,129	178,819	3.01%	5,622,402	222,411	3.96%

Noninterest-bearing demand deposits	1,094,126			1,118,460
Other liabilities	103,639			98,299
Shareholders’ equity	727,298			657,667

Total liabilities and shareholders’ equity	$7,871,192			$7,496,828

Tax equivalent net interest income/margin		346,651	4.81%		366,163	5.24%

Less: non-taxable interest from securities and loans		6,137	0.09%		4,965	0.07%

Net interest income		$340,514	4.72%		$361,198	5.17%

Loans excluding RALs	$5,658,535	$350,130	6.19%	$5,593,785	$413,916	7.40%
Consumer loans excluding RALs	$611,830	$39,804	6.51%	$678,199	$58,453	8.62%

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.
(2)	Average securities balances are based on amortized historical cost, excluding Statement of Financial Accounting Standard (“SFAS”) 115 adjustments to fair value, which are included in other assets.
(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

(Continued)

	Year Ended December 31,
	2006
	Average Balance	Interest	Average Yield

	(in thousands)
Assets:
Commercial paper	$—	$—	0.00%
Interest bearing demand deposits in other financial Institutions	—	—	0.00%
Federal funds sold	8,283	383	4.62%

Total money market instruments	8,283	383	4.62%

Securities: (1) (2)
Taxable	1,068,100	44,532	4.17%
Non-taxable	209,558	17,116	8.17%

Total securities	1,277,658	61,648	4.83%

Loans: (1) (3)
Commercial (including leasing)	1,257,957	110,435	8.78%
Real estate-multi family & nonresidential	2,083,534	153,744	7.38%
Real estate-residential 1-4 family	1,063,618	60,243	5.66%
Consumer	908,475	184,119	20.27%
Other	2,949	189	6.41%

Total loans, net	5,316,533	508,730	9.57%

Total interest-earning assets	6,602,474	$570,761	8.64%

Market Value Adjustment	(2,953)
Noninterest-earning assets	567,540

Total assets	$7,167,061

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,178,034	$46,880	2.15%
Time certificates of deposit	1,733,608	69,956	4.04%

Total interest-bearing deposits	3,911,642	116,836	2.99%

Borrowed funds:
Repos and Federal funds purchased	391,123	18,054	4.62%
Other borrowings	1,118,528	55,877	5.00%

Total borrowed funds	1,509,651	73,931	4.90%

Total interest-bearing liabilities	5,421,293	190,767	3.52%

Noninterest-bearing demand deposits	1,164,716
Other liabilities	(10,369)
Shareholders’ equity	591,421

Total liabilities and shareholders’ equity	$7,167,061

Tax equivalent net interest income/margin		379,994	5.76%

Less: non-taxable interest from securities and loans		6,235	0.10%

Net interest income		$373,759	5.66%

Loans excluding RALs	$5,176,579	$390,607	7.55%
Consumer loans excluding RALs	$768,521	$65,996	8.59%

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.
(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.
(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

The following table set forth the change in average balances and interest income on a fully tax equivalent basis and interest expense for the last three years.

	Year Ended December 31,
	2008 versus 2007			2007 versus 2006

	(in thousands)

	Changes due to			Changes due to
	Rate	Volume	Total Change	Rate	Volume	Total Change
Commercial paper	$—	$622	$622	$—	$—	$—
Interest bearing demand deposits in other financial institutions	—	702	702	—	—	—
Federal funds sold	(1,747)	714	(1,033)	53	2,398	2,451
Investment securities	(317)	10,514	10,197	3,709	(12,101)	(8,392)
Total loans	(26,621)	(46,971)	(73,592)	(27,146)	50,900	23,754

Total interest-earning assets	(28,685)	(34,419)	(63,104)	(23,384)	41,197	17,813

Savings and interest-bearing transaction accounts	(26,465)	(3,961)	(30,426)	8,141	(619)	7,522
Time certificates of deposit	(21,291)	13,411	(7,880)	6,617	(1,247)	5,370

	(47,756)	9,450	(38,306)	14,758	(1,866)	12,892

Repos and Federal funds purchased	(6,479)	1,558	(4,921)	1,399	(1,456)	(57)
Other borrowings	(6,170)	5,805	(365)	3,526	15,283	18,809

	(12,649)	7,363	(5,286)	4,925	13,827	18,752

Total interest-bearing liabilities	(60,405)	16,813	(43,592)	19,683	11,961	31,644

Tax equivalent net interest income	$31,720	$(51,232)	$(19,512)	$(43,067)	$29,236	$(13,831)

Loans, excluding RALs	$(68,519)	$4,733	$(63,756)	$(7,849)	$31,158	$23,309

Note:	Income amounts are presented on a fully taxable equivalent basis.

The change not solely due to volume or rate has been prorated into rate and volume components.

The FTE net interest margin decreased to 4.81% for the year ended December 31, 2008 from 5.24% for the year ended December 31, 2007. The FTE net interest income decreased to $346.7 million in 2008 from $366.2 million in 2007, a decrease of $19.5 million. This decrease was driven by the FOMC’s 400 basis point decrease in the Federal funds rate since December 31, 2007. The FOMC rate decrease primarily impacted the interest-bearing liabilities and loans excluding RALs.

The FTE net interest margin decreased to 5.24% for the year ended December 31, 2007 from 5.76% for the year ended December 31, 2006. The FTE net interest income decreased to $366.2 million in 2007 from $380.0 million in 2006, a decrease of $13.8 million. The significant drivers of these decreases were the increase in loan growth and increased reliance of other borrowings to fund the loan growth and increased rates paid on deposits. The average balance of total net loans increased by $605.0 million. This increase caused interest income on loans to increase $50.9 million while the rates paid on loans decreased, which decreased interest income by $27.1 million. The average balance of other borrowings increased by $290.9 million. This increase accounted for $15.3 million of the $18.8 million increase in interest expense on other borrowings. Interest expense paid on deposits increased by $14.8 million due to increased rates paid on deposits of 38 basis points.

PROVISION FOR LOAN LOSSES

Quarterly, the Company determines the amount of allowance for loan losses (“ALL”) adequate to provide for losses inherent in the Company’s loan portfolios. The provision for loan losses is determined by the net change in the allowance for loan losses. For a detailed discussion of the Company’s allowance for loan losses, refer to the “Significant Accounting Policies” discussion in Note 1, of the Consolidated Financial Statements or in the “Critical Accounting Policies section” starting on page 64.

A summary of the provision for loan losses for the comparable years ended December 31, 2008 and 2007 are as follows:

	Years Ended December 31,
			Change
	2008	2007	$	%

	(in thousands)
Provision for loan losses:
Core Bank	$196,567	$21,314	$175,253	822.2%
RAL	21,768	91,958	(70,190)	(76.3%)

Total	$218,335	$113,272	$105,063	92.8%

Provision for loan losses was $218.3 million for the year ended December 31, 2008 compared to $113.3 million for the year ended December 31, 2007, an increase of $105.1 million. The increased provision for loan losses was driven by the slowing economy which caused the Core Bank’s loan portfolio to experience higher than anticipated loan losses partially offset by increased recoveries for RALs due to enhanced credit screening procedures put in place for the 2008 RAL season. The increase in provision for losses for the Core Bank was driven by net charge-offs of $99.7 million during 2008 and an increase in nonaccrual loans of $148.2 million since December 31, 2007. A majority of the increase in net charge-offs and nonaccrual loans were from the construction loan portfolio. During 2008, the Bank also modified its ALL policy to enhance its use of qualitative factors in determining required allowance levels. These changes were made in large part due to the deteriorating conditions in the economy, which drove a significant portion of the increase in provision.

During 2008, RAL had net charge-offs of $21.8 million compared to $92.0 million of net charge-offs in 2007, a reduction of $70.2 million which is reported in the RAL and RT Program segment. The Commercial Banking segment’s provision for loan losses was $147.7 million, an increase of $138.4 million when comparing the year ended December 31, 2008 to 2007. The Commercial Banking segment holds a majority of the construction loan portfolio causing this increase.

A summary of the provision for loan losses for the comparable years ended December 31, 2007 and 2006 are as follows:

	Year Ended December 31,
			Change
	2007	2006	$	%

	(in thousands)
Provision for loan losses:
Core Bank	$21,314	$28,030	$(6,716)	(24.0%)
RAL	91,958	36,663	55,295	150.8%

Total	$113,272	$64,693	$48,579	75.1%

The provision for loan losses totaled $113.3 million in 2007, an increase of $48.6 million or 75.1% compared to 2006. The increased provision is due to the increased incidences of fraud in the RAL program which increased by $55.3 million for 2007 compared to 2006. The Company incurred larger than anticipated losses as a result of improved fraud screening by the IRS in 2007. The IRS made changes to its fraud detection system and penalty collection practices for the 2007 tax season which have both contributed to the increased losses on RALs. The RAL pre-file product also experienced higher losses due to the new IRS fraud detection system. The RAL pre-file product is a RAL product that was offered in advance of the taxpayer’s filing of their tax return, primarily in the month of January, for a portion of the anticipated refund amount. A RAL pre-file loan is repaid once a RAL or RT is funded by the IRS. In 2007, the Company decided to no longer offer the RAL pre-file product. The Company has also identified a high concentration of losses associated with certain tax preparers and RAL customers possessing certain characteristics.

The provision for loan losses excluding RALs declined by $6.7 million in 2007 compared to 2006 as a result of the sale of the higher risk indirect auto and leasing portfolios in the second quarter of 2007.

Excluding the RAL and RT Programs discussed above, provision for loan losses for the other operating segments declined by $6.7 million for the year ended 2007 compared to 2006. The Community Banking segment provision declined by $10.5 million but was partially offset by an increase of $3.8 million in provision for the Commercial Banking segment.

NON-INTEREST INCOME

Non-interest income primarily consists of fee income received from servicing deposit relationships, trust and investment advisory fees, RT fees earned from processing tax refunds, fees and commissions earned on certain transactions, unrealized gains and losses on the trading portfolio, impairment of available-for-sale (“AFS”) MBS and realized gains and losses on sold and called securities and gains and losses on the sale or disposal of assets.

The following tables present a summary of non-interest income and the related changes between the periods presented:

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Non-interest income:
Refund transfer fees	$68,731	$45,984	$44,939
Gain on sale of RALs, net	44,580	41,822	43,163
Service charges	17,607	17,686	16,497
Other service charges, commissions and fees	15,621	23,008	26,157
Trust and investment advisory fees	25,392	24,220	20,284
Gain on leasing portfolio sale, net	—	24,344	—
Loss on securities, net	(3,346)	(1,106)	(8,610)
Other	7,484	8,631	10,978

Total non-interest income	$176,069	$184,589	$153,408

	Change 2008 with 2007		Change 2007 with 2006
	$	%	$	%

	(dollars in thousands)

Non-interest income changes:
Refund transfer fees	$22,747	49.5%	$1,045	2.3%
Gain on sale of RALs, net	2,758	6.6%	(1,341)	(3.1%)
Service charges	(79)	(0.4%)	1,189	7.2%
Other service charges, commissions and fees	(7,387)	(32.1%)	(3,149)	(12.0%)
Trust and investment advisory fees	1,172	4.8%	3,936	19.4%
Gain on leasing portfolio sale, net	(24,344)	(100.0%)	24,344	—
Loss on securities, net	(2,240)	202.5%	7,504	(87.2%)
Other	(1,147)	(13.3%)	(2,347)	(21.4%)

Total non-interest income	$(8,520)	(4.6%)	$31,181	20.3%

Total non-interest income was $176.1 million for the year ended December 31, 2008 compared to $184.6 million for the same period in 2007, a decrease of $8.5 million or 4.6%. Excluding the prior year gain on sale of the leasing portfolio in June 2007 of $24.3 million, the non-interest income for the comparable periods increased by $15.8 million for 2008 compared to 2007. This increase was primarily due to increased RT fees of $22.7 million. A summary of the significant activity within non-interest income by type is presented below.

Refund transfer fees

RT fees totaled $68.7 million for the year ended December 31, 2008 compared to $46.0 million in 2007 and $44.9 million in 2006. The increase in RT fees occurred primarily due to increased volume of RTs in 2008 as a result of the increased fraud screening of RALs. When a RAL is not approved for processing, a RT is offered to the taxpayer. The number of RT transactions increased by 1.5 million, or 30.8% when comparing the year ended December 31, 2008 to December 31, 2007.

Net gain on sale of RALs

The following table presents a summary of the gain on sale of RALs for the three years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Securitized loan fees	$64,123	$59,969	$60,867
Investor securitization costs	(2,309)	(2,383)	(1,796)
Commitment fees	(2,320)	(1,575)	(1,155)
Credit losses, net	(14,914)	(14,189)	(14,753)

Net gain on sale	$44,580	$41,822	$43,163

The Company recorded a net gain on sale of tax refund loans of $44.6 million, $41.8 million and $43.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. These gains relate to the sale of RALs through a securitization and are discussed in Note 7, “RAL and RT Programs” of these Consolidated Financial Statements and below.

The securitization capacity was $1.60 billion in 2008, the largest since the Company started utilizing the securitization facility seven years ago. In 2007 and 2006, the capacity was $1.50 billion and $1.10 billion, respectively. The capacity had increased over the last few years to accommodate the annual increase in RAL balances each year. The gain on the securitization was much larger in 2008, 2007 and 2006 than in prior years due to a contract change with JH beginning with the 2006 RAL season. The gain is calculated in part by the total fees earned by the company on the loans sold into the securitization. Starting in 2006, the Company received 100% of the fees on RALs, while in prior years there was a fee splitting agreement between the Company and JH. Additional expense related to this contract change is recorded in non-interest expense as program and technology fees.

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

The securitization of RALs also changes how some of the income and expenses are accounted for. All of the cash flows associated with the RALs sold to the Company’s securitization partners are reported net as a gain on sale of RALs. The gain on the securitization of RALs is further explained in Note 7, “RAL and RT Programs” within our Consolidated Financial Statements on page 115.

For the 2009 RAL season, the Company was not able to utilize the same securitization facility as it had in previous years due to the current economic conditions. In place of the securitization, the Bank will utilize lines of credit and brokered CDs. The Company expects that the transaction volumes, product mix and loss rates for the 2009 RAL season to be similar to 2008. However, the profitability is expected to be lower than in prior years due to an increase in funding costs and reduced recoveries of prior year charged-off RALs.

Net gain on sale of leasing portfolio

In June 2007, the Company sold the leasing loan portfolio for a gain on sale of $24.3 million. The gain is disclosed as a separate line item of non-interest income. The details related to this sale are described in Note 6, “Loan Sales and Transactions” of the Consolidated Financial Statements.

Loss on securities, net

Loss on securities, net for the year ended December 31, 2008 was $3.3 million, an increase of $2.2 million compared to 2007. The increase in the loss on securities of $2.2 million was attributed to increased impairment of MBS held in the AFS portfolio of $2.8 million and realized losses on the future positions held of $4.9 million resulting from declining interest rates as described in Note 22, “Derivative Instruments” on page 137 of the Consolidated Financial Statements. These losses were offset by an increase in the market value of trading securities of $5.1 million and realized gain on sale of trading securities of $2.4 million which were caused by the decrease in interest rates during 2008.

Net loss on securities for the year ending December 31, 2007 and 2006 were $1.1 million and $8.6 million, respectively. These losses are mostly attributed to the Company’s impairment losses on securities in the fourth quarter of each year. In December 2007, Management changed intent to no longer hold certain impaired AFS MBS securities to maturity or ultimate recovery. As a result of this decision, a $3.0 million impairment was taken on the $250.4 million AFS MBS portfolio at December 31, 2007. At December 31, 2006, Management made the decision to sell the 2003 and 2004 leveraging strategy portfolio and realized an $8.8 million impairment loss due to a decision to sell this portfolio in 2006. Additional discussion regarding the impairments taken on securities and the activity in the securities portfolio is disclosed in the “Investment Securities” section of the MD&A and in Note 4, “Securities” of the Consolidated Financial Statements.

NON-INTEREST EXPENSES

The following tables present a summary of non-interest expense and the related changes between the periods presented:

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Non-interest expense:
Salaries and benefits	$127,893	$128,259	$130,749
Refund program marketing and technology fees	46,257	44,500	54,706
Occupancy expense, net	25,440	21,952	19,631
Goodwill Impairment	22,068	—	—
Furniture, fixtures and equipment, net	8,853	9,551	10,492
Other	109,057	71,180	99,486

Total non-interest expense	$339,568	$275,442	$315,064

	Change 2008 with 2007		Change 2007 with 2006
	$	%	$	%

	(in thousands)

Non-interest expense changes:
Salaries and benefits	$(366)	(0.3%)	$(2,490)	(1.9%)
Refund program marketing and technology fees	1,757	3.9%	(10,206)	(18.7%)
Occupancy expense, net	3,488	15.9%	2,321	11.8%
Goodwill Impairment	22,068	—	—	—
Furniture, fixtures and equipment, net	(698)	(7.3%)	(941)	(9.0%)
Other	37,877	53.2%	(28,306)	(28.5%)

Total non-interest expense	$64,126	23.3%	$(39,622)	(12.6%)

Non-interest expense is comprised of expense incurred for the operations of the Company. The most significant are those expenses attributed to employee salaries and benefits.

Salaries and benefits

The following table summarizes the components of salaries and benefits expense for the three years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Salaries	$93,548	$93,103	$89,548
Benefits	11,552	13,019	15,984
Bonuses	10,812	8,944	12,130
Payroll taxes	6,973	6,756	7,360
Commissions	5,008	6,437	5,727

Total	$127,893	$128,259	$130,749

Salaries and benefits were $127.9 million for the year ended December 31, 2008 compared to $128.3 million for the same period in 2007. The slight decrease in salary and benefits is due to a decrease in benefit and commission expense offset by an increase in performance related bonuses of $1.9 million.

The $2.5 million decrease in salary and benefits expense for the year ended December 31, 2007 compared to December 31, 2006 was mostly attributed to decreases in benefit costs and bonus expense of $3.0 million and $3.2 million, partially offset by a $1.7 million increase in severance compensation. The increased severance was primarily due to staff reductions in conjunction with the sale of indirect auto and leasing loan portfolios as well as strategic re-alignments within the business units.

Refund program marketing and technology fees

The refund program and marketing technology fees paid to JH were $46.3 million, $44.5 million and $54.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The refund program marketing and technology fees are associated with the RAL and RT Programs’ activity. Starting with the 2006 RAL season, a revised contract with JH was entered into where the Company agreed to pay a fixed fee to JH for program and technology services which are reported in this line item. In exchange for paying the program and technology fee to JH the Company received 100% of the interest and fee income related to the RAL and RT Programs and also assumed 100% of the loan losses associated with the RAL Program.

The reduction in the refund program marketing and technology fee paid for 2007 compared to 2006 is due to fewer transactions processed in 2007 than in 2006.

Pursuant to the terms of the Program Agreement, PCBNA pays a fixed annual program fee to JH in exchange for marketing rights. JH designates the number of offices that will process RALs and RTs for PCBNA. The designated group of offices represents the market available to PCBNA in a given year. As the market share may change each year, the program fee is correspondingly adjusted to reflect the value of the market share. The fee is calculated based on forecasted RAL and RT volumes. To the extent volumes are significantly different than forecast, the fees paid under the Program Agreement are adjusted accordingly. PCBNA paid a Program Agreement fee of $23.9 million, $24.0 million and $23.0 million for approximately 68%, 60% and 70% of JH volume in 2008, 2007 and 2006, respectively.

Pursuant to the terms of the Technology Agreement, PCBNA pays a fixed technology fee to JH for processing services. In the event the actual annual business volume acquired by PCBNA is different than the predictive factors used to derive the technology payment, PCBNA has a contractual right to adjust the fees paid under the Technology Agreement. PCBNA paid a fixed technology fee of $21.2 million, $20.5 million and $26.0 million in 2008, 2007 and 2006, respectively.

Net Occupancy Expense

Net occupancy expense increased in 2008 and 2007 by $3.5 million and $2.3 million, respectively. The increase in 2008 is due to the following: new retail branches opened in Wood Ranch in Simi Valley and Casa Dorinda in Santa Barbara; a new commercial and wealth management banking center in Torrance; the addition of REWA office space; and a new office in San Diego for the RAL and RT operations.

The Company is reviewing all of the retail branch locations to ensure that they meet the strategic initiatives of the Company and continue to meet the needs of the Bank’s customers. Currently, one of the Santa Maria and one of the Lompoc retail locations are scheduled to close in March and April of 2009, respectively. Both closings are pending regulatory approval and, both communities have retail branches that are within five miles or less of the locations scheduled to be closed. In addition, with the sale of the Santa Paula and Harvard retail branches in October 2008, the Company anticipates net occupancy expense to decrease in future periods.

The increase in 2007 is the result of opening new locations, including the Madrone Village branch, two new commercial banking offices and three new administrative offices as well as a full year of the Paso Robles location added in 2006.

Goodwill Impairment

In the third quarter of 2008, the Company concluded that goodwill was impaired and recorded $22.1 million impairment. Goodwill is tested for impairment during the third quarter of each year or if Management determines there is a triggering event which may indicate a need to review goodwill for impairment. Given this current economic downturn and the ongoing events within the banking industry, Management has deemed it prudent to assess Goodwill for impairment on a quarterly basis for the foreseeable future. The year-end goodwill analysis did not result in any additional goodwill impairment. All goodwill impairment testing is performed by an independent third party in conjunction with Management.

In order to determine the fair value of each reporting unit in the third quarter of 2008, the Company reviewed the capitalized earnings of each reporting unit, the outlook of the current economic environment and took into consideration the transaction multiples of publicly traded financial institutions adjusted for a change in control. When the fair value of a reporting unit is less than its carrying value, the Company is required to utilize a Step 2 valuation approach in accordance with SFAS 142. All of the Company’s reporting units passed Step 1 of the annual SFAS 142 impairment analysis in the third quarter of 2008, except the Commercial Banking segment. The Step 2 goodwill impairment analysis of the Commercial Banking segment required the Step 1 fair value of the reporting unit to be allocated to all of the fair values of the underlying tangible and intangible assets and liabilities for purposes of calculating the fair value of goodwill. This allocation resulted in a $22.1 million goodwill impairment. The goodwill impairment calculation is an estimate subject to ongoing review as certain circumstances may cause additional impairment to be assessed in the future. For additional information on the accounting and estimates used in the annual review of goodwill, refer to the Critical Accounting Policies within the MD&A of this Form 10-K on page 65 and in Note 1, “Significant Accounting Polices” of the Consolidated Financial Statements.

Other expense

The table below summarizes the significant items included in other expense.

	Year Ended December 31,
	2008	2007	2006

	(in thousands)
Other Expense:
Software expense	$18,332	$15,270	$31,570
Developer performance fees	12,048	4,963	4,613
Consulting and professional services	11,260	11,656	13,478
Customer deposit service and support	7,892	6,555	6,619
Reserve for off balance sheet commitments	6,907	(341)	(238)
Telephone and data	6,570	6,336	6,169
Legal, accounting and audit	5,980	4,343	7,093
Loan origination and collection	5,619	5,342	5,896
Other expense	34,449	17,056	24,286

Total	$109,057	$71,180	$99,486

Other expense was $109.1 million for the year ended December 31, 2008, an increase of $37.9 million or 53.2% compared to the year-ended December 31, 2007. This increase was mostly attributable to increases in other expenses of $17.4 million. The increase in the other expense line item as disclosed above was primarily from the following items: $4.0 million accrued expense related to payments to MCM, a decrease in deferred loan origination expense in accordance with SFAS 91 of $3.3 million, an increase in litigation settlements of $3.0 million which is mostly related to the lawsuit disclosed in Note 18, “Commitments and Contingencies” as the Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, N.A., and Jackson-Hewitt, Inc. lawsuit, an increase in regulatory assessment payments paid to the Office of the Comptroller of Currency (“OCC”) and Federal Deposit Insurance Corporation (“FDIC”) of $2.8 million and an increase of $1.2 million for printed forms and supplies.

The Company recorded additional expense of $7.2 million during 2008 to increase the off-balance sheet reserve due to the downturn of the economy, the reserve was increased for unfunded loan commitments and letters of credits as disclosed in Note 5, “Loans” of this Form 10-K. The increase in RAL and RT developer performance fees of $7.1 million is the result of contractual volume incentives fee due to the increased volume for the 2008 RAL season. The increase in software expense of $3.1 million is mostly attributed to additional depreciation expense associated with capitalized software.

Total other expenses declined by $28.3 million, or 28.5% to $71.2 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The majority of this decline was generated from the strategic cost cutting initiatives of the Company, specifically declines in software and consulting expenses. Total software expense for 2007 compared to 2006 declined by $16.3 million, or 51.6% mostly from the $9.3 million of capitalized software written off in December 2006 as it was deemed obsolete or no longer in use. Legal, accounting and audit expenses for the comparable periods decreased by $2.8 million, or 38.8%.

PROVISION FOR INCOME TAXES

Provision for income taxes for the year ended December 31, 2008 was a tax benefit of $18.6 million compared to tax expense of $56.2 million for the year ended December 31, 2007. The decrease in tax expense (or increase in tax benefit) of $74.8 million for the comparable periods was primarily the result of lower pretax income. Pretax loss for the year ended December 31, 2008 was $41.3 million compared to pretax income of $157.1 million for the year ended December 31, 2007. This decrease in pretax income for the comparable periods was primarily due to an increased provision for loan losses and to $22.1 million of goodwill impairment in 2008. The decrease in pretax income, combined with an increase in low income housing partnership tax credits, increased the effective tax rate to 44.9% compared with 35.8% for the year ended December 31, 2007.

The effective rates during all periods differed from the applicable statutory Federal (35%) and State (10.84%) tax rates due to various factors, including tax-exempt interest income, the $22.1 million goodwill impairment charge and low income housing partnership tax credits of $5.1 million.

For additional information related to the Company’s provision for income taxes for the years ended December 31, 2008, 2007 and 2006, refer to Note 16, “Income Taxes” of the Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

CASH AND CASH EQUIVALENTS

Cash and cash equivalents was $1.94 billion at December 31, 2008 compared to $141,000 at December 31, 2007. This increase is a result of additional brokered CDs purchased during the fourth quarter of 2008 for the funding of the 2009 RAL season. In addition, the FRB started paying interest on the cash left in the Bank’s correspondent bank account starting in the fourth quarter of 2008. In previous years, a minimal amount of cash was left at the FRB as interest was not paid on the cash so, any excess cash was invested in short-term investments to obtain interest income.

INVESTMENT SECURITIES

The investment security portfolio of the Company is utilized as collateral for borrowings, required collateral for public agencies and trust customers deposits, Community Reinvestment Act (“CRA”) support, and to manage liquidity, capital and interest rate risk.

At December 31, 2008, 2007 and 2006 the Company held the following investment securities.

	December 31,
	2008	2007	2006

	(in thousands)

Trading:
Mortgage-backed securities	$213,939	$146,862	$—

Total trading securities	213,939	146,862	—

Available for Sale:
U.S. Treasury obligations	37,475	39,997	64,149
U.S. Agency obligations	600,130	479,490	206,232
Collateralized mortgage obligations	17,092	23,861	63,984
Mortgage-backed securities	212,256	382,943	586,295
Asset-backed securities	1,034	2,198	3,030
State and municipal securities	310,756	248,398	243,452

Total available-for-sale securities	1,178,743	1,176,887	1,167,142

Total Securities	$1,392,682	$1,323,749	$1,167,142

Total investment securities held by the Company increased $68.9 million at December 31, 2008 compared to 2007. This increase is mostly attributable to the securities placed in the MBS held in the trading portfolio and purchases of U.S. Agency and municipal securities.

Trading

At December 31, 2008 and 2007, the Company held $213.9 million and $146.9 million, respectively of securities classified as trading. In January 2008 and October 2008, the Company transferred residential real estate loans held in the Company’s loans held for investment portfolio of $67.6 million and $13.9 million, respectively into MBS increasing the balance in this portfolio. The Company placed these securities into the trading portfolio to provide Management the ability to sell these securities should the Bank require additional liquidity. In December 2007, the Company converted $285.1 million of fixed rate mortgage loans held for investment to $285.1 million of MBS. The Company designated $146.9 million of the securities received as trading which were subsequently sold in January 2008.

The table below summarizes the maturity distribution of the securities portfolio at December 31, 2008.

	December 31, 2008
	One year or less	After one year to five years	After five years to ten years	After ten years	Total

	(in thousands)

Maturity distribution:
Trading:
Mortgage-backed securities	$—	$73,241	$93,401	$47,297	$213,939

Total trading	—	73,241	93,401	47,297	213,939

Available-for-sale:
U.S. Treasury obligations	25,622	11,853	—	—	37,475
U.S. Agency obligations	261,899	177,304	158,309	2,618	600,130
Mortgage-backed securities and
Collateralized mortgage obligations	4,388	85,050	126,432	13,478	229,348
Asset-backed securities	—	1,034	—	—	1,034
State and municipal securities	4,893	38,568	72,991	194,304	310,756

Total available-for-sale	296,802	313,809	357,732	210,400	1,178,743

Total	$296,802	$387,050	$451,133	$257,697	$1,392,682

Tax equivalent weighted average yield:
Trading:
Mortgage-backed securities	—	5.19%	5.32%	5.15%	5.24%
Available-for-sale:
U.S. Treasury obligations	1.33%	2.91%	—	—	1.83%
U.S. agency obligations	1.35%	3.98%	4.66%	5.38%	3.02%
Mortgage-backed securities and
Collateralized mortgage obligations	5.23%	5.35%	5.43%	4.89%	5.37%
Asset-backed securities	—	7.03%	—	—	7.03%
State and municipal securities	9.85%	8.19%	8.71%	8.89%	8.78%

Total available-for-sale	1.54%	4.84%	5.72%	8.59%	4.93%

Overall weighted average	1.54%	4.91%	5.64%	7.96%	4.98%

The timing of the payments for MBS and CMO securities is estimated based on the contractual terms of the underlying loans adjusted for estimated prepayments. Issuers of certain investment securities have retained the right to call these securities before contractual maturity.

The table above presents the tax equivalent weighted average yields of investment securities held by the Company at December 31, 2008. State and municipal securities are tax-exempt for Federal tax purposes and this tax-exempt interest makes up almost all of the amounts shown for the line captioned “non-taxable interest from securities and loans” in the net interest margin table on pages 31 and 32 within the line item, “non-taxable interest from securities and loans” of the net interest margin table. Management is aware of one asset backed security held in the investment portfolio that has some sub-prime loans as the underlying collateral, however, this security is rated AAA, and all principal and interest payments are current.

Sales of Investment Securities

The Company sold $123.6 million and $317.6 million of investment securities during the years ended December 31, 2008 and 2007, respectively. The Company sold no investment securities in 2006. For the years ended December 31, 2008 and 2007, and 2006, net gains or (losses) on the sales and calls of securities were ($127,000), $1.9 million and $151,000, respectively.

In 2008, 2007, and 2006 respectively, $515.0 million, $234.6 million and $128.4 million of investment securities matured or were called prior to contractual maturity. A detailed summary of gains and losses on investment securities is included in Note 4, “Securities” of the Consolidated Financial Statements.

Included in the net loss on securities transactions at December 31, 2008 and 2007 are MBS impairment losses of $5.8 million and $3.0 million, respectively. The impairment loss recognized on these MBS is a result of Management’s change in intent to no longer necessarily hold MBS investment securities classified as available-for-sale in a temporary loss position until full recovery or maturity. This change in intent was to provide more flexibility to manage the Company’s liquidity, capital and interest rate risk. As a result of this change, future unrealized losses on AFS MBS will be recognized as impairment losses in the statement of operations, while unrealized gains will be recognized in other comprehensive income (“OCI”).

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

Derivative Instruments

The Company has policies and procedures that permit limited types and amounts of derivative instruments to help manage interest rate risk. At December 31, 2008, the Company had $50.0 million of U.S. Treasury future contracts and the Company has entered into interest rate swap agreements with customers to mitigate their interest rate risk exposure associated with the loan they have with the Bank. Refer to Note 22, “Derivative Instruments” of the Consolidated Financial Statements.

LOAN PORTFOLIO

Through the Company’s banking subsidiary, PCBNA, a full range of lending products and banking services are offered to households, professionals, and businesses. The Company offers its lending products through its four operating business segments: Community Banking, Commercial Banking, Wealth Management and RAL and RT Programs. The products offered by these segments include commercial, consumer, commercial and residential real estate loans and SBA guaranteed loans.

The table below summarizes the distribution of the Company’s loans held for investment at the year end indicated.

	December 31,
	2008	2007	2006	2005	2004

	(in thousands)

Real estate:
Residential	$1,098,592	$1,075,663	$1,199,719	$1,128,318	$901,679
Multi-family residential	273,644	278,935	287,626	256,857	182,936
Commercial	2,031,790	1,568,336	1,421,877	1,161,056	1,028,278
Construction and land	553,307	651,307	536,443	374,500	286,387
Commercial	1,159,843	1,187,233	1,071,355	934,648	826,684
Home equity lines	448,650	394,331	372,637	319,195	212,064
Consumer	196,482	200,094	527,751	431,542	387,257
Leases	—	—	297,526	287,504	234,189
Other	2,548	3,257	3,899	3,666	2,820

Total loans	$5,764,856	$5,359,156	$5,718,833	$4,897,286	$4,062,294

Percent of loans to total loans:
Real estate:
Residential	19.1%	20.1%	21.0%	23.0%	22.2%
Multi-family residential	4.7%	5.2%	5.0%	5.2%	4.5%
Commercial	35.3%	29.1%	24.9%	23.8%	25.3%
Construction and land	9.6%	12.2%	9.4%	7.6%	7.0%
Commercial	20.1%	22.2%	18.7%	19.1%	20.4%
Home equity lines	7.8%	7.4%	6.5%	6.5%	5.2%
Consumer	3.4%	3.7%	9.2%	8.8%	9.5%
Leases	0.0%	0.0%	5.2%	5.9%	5.8%
Other	0.0%	0.1%	0.1%	0.1%	0.1%

Total loans	100%	100%	100%	100%	100%

Net deferred fees included in the amounts above	$7,705	$6,881	$7,069	$6,208	$7,116

The loan balances in the above table include net deferred or unamortized loan origination, extension, and commitment fees and deferred loan origination costs. These deferred amounts are amortized over the lives of the loans.

Net Growth in the Loan Portfolio

The loan portfolio at December 31, 2008 was $5.76 billion, an increase of $405.7 million since December 31, 2007. This increase was from the commercial real estate loan portfolio which increased $463.5 million during 2008. This increase was offset with a decrease in the construction and land portfolio of $98.0 million. The commercial real estate loan portfolio is from the Commercial Banking segment as well as a majority of the construction and land loan portfolios. Due to the high concentration of commercial real estate loans, the Company plans to aggressively reduce its concentrations in commercial real estate loans and will make less commercial real estate loans in 2009, participating with other investors when needed. During 2008, the Company sold SBA loans for a gain on sale of $1.2 million, residential real estate loans for a gain on sale of $756,000 and various other types of loans in conjunction with the sale of two branches in October 2008. A more detailed discussion regarding these sales is in Note 6, “Loan Sales and Transactions” of the Consolidated Financial Statements.

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

The indirect auto loans were sold in May 2007 at a net loss of $850,000. The leasing loan portfolio was sold in June 2007 for a net gain of $24.3 million. The sale of the indirect auto and leasing loan portfolios were part of the Company’s strategic balance sheet management in 2007 as well as these products were offered outside the Company’s market footprint and relied on third parties for origination of these loans. The residential real estate loans were converted into MBS in December 2007. A detailed discussion of these loan transactions is included on page 112 within Note 6, “Loan Sales and Transactions” of the Consolidated Financial Statements.

The growth in loans during prior years 2004 through 2006 was primarily from residential real estate loans with increases of $265.4 million, $226.6 million, $92.6 million when comparing each of the respective years 2006, 2005, 2004 respectively. With residential real estate values increasing at rapid rates on the central coast of California during 2004 through 2006, residential real estate had significant growth during those periods. The loan growth was also supplemented with the acquisitions of FBSLO in 2005 and PCCI in 2004.

During 2005 the Company purchased FBSLO, which had approximately $217.2 million of loans, and in 2004 purchased PCCI, which had approximately $419.0 million in loans. Without the acquisition of FBSLO, loan growth would have been $617.8 million or 15.2% in 2005 and without the acquisition of PCCI, loan growth would have been $462.4 million or 14.5% in 2004.

Loans Held for Sale

At December 31, 2008, loans held for sale were $11.1 million. A majority of the loans held for sale were SBA loans. The remainder of the loans were residential real estate loans which were originated for sale. In the third quarter of 2008, the Company began to originate residential real estate loans for sale. All residential real estate loans held for sale at December 31, 2008 were sold by the end of January 2009.

At December 31, 2007, the Company held $68.3 million of loans held for sale. Loans held for sale are reported at the lower of cost or market. All the loans held for sale at December 31, 2007 were residential mortgage loans. The majority of these loans, $68.2 million, related to the transfer of residential real estate loans that were transferred into MBS which settled in January 2008.

Loans by Segments and Category

Community Banking

The Community Banking segment’s assets increased by $249.9 million when comparing December 31, 2008 to December 31, 2007. This increase was partially related to the increase in home equity loans of $54.3 million and residential real estate loans of $22.9 million. In 2007, the Community Banking segment assets decreased by $606.6 million or 16.6% primarily due to the loan transactions of $761.0 million in 2007.

Home equity lines continue to have increases in growth with a majority of the growth occurring in 2008, 2005 and 2004. In 2005, home equity loans saw the largest percentage increase of 50.5%. The increase in home equity loans was attributed to aggressive marketing efforts during 2005 and 2004. FBSLO contributed $15.5 million of the 2005 growth in the home equity category.

Within the consumer loan portfolio were the indirect auto loan portfolio and Holiday loans. Prior to the sale of the indirect auto loan portfolio and discontinuance of the Holiday loan product in 2007, these portfolios were the main sources of growth in consumer loans in prior years. As of December 31, 2006 and 2005, Holiday loans accounted for $86.3 million and $57.6 million of the consumer loans. Holiday loans were seasonal since they are all funded in the fourth quarter of each year and they are either paid off or charged-off during the first quarter of the following year. Holiday loans were offered by professional tax preparers to their clients. After experiencing a high loan loss rate on Holiday loans, the Company decided in 2007 to no longer originate these products.

The leasing portfolio was sold in 2007. Prior to the sale of the leasing portfolio, this portfolio experienced strong growth in 2005.

Commercial Banking

The Commercial Banking segment offers a complete line of commercial and industrial and real estate loan products, including SBA loans, traditional commercial loans and lines of credit, asset based lending, and letters of credit. Business units in this group also serve the real estate industry through land acquisition and development loans, construction loans for development of both commercial and residential subdivisions.

Before making these loans, the Company will review a number of factors including the customer’s historical performance, management, economic conditions facing the customer, capital structure, and any available collateral. Loans in the Commercial Banking segment may have fixed or variable interest rates, depending on the product.

The Commercial Banking segment assets grew by $362.3 million, or 9.8% in 2008 compared to 2007. This growth is mostly attributable to the growth in commercial real estate loans during 2008. When comparing the asset growth in 2007 to 2006, the Commercial Banking segment grew $455.0 million or 14.1%. The loan growth in 2007 and 2006 was across all commercial loan categories with commercial real estate loans leading the loan growth of $146.5 million in 2007 and $260.8 million in 2006.

In 2007, Management determined that the SBA loans should be moved to the Commercial Banking segment from the Community Banking segment. As of December 31, 2008, 2007, and 2006 SBA loans are included in this segment for comparability. In 2009, the SBA loans will be moved back to the Community Banking segment as the Community Banking segment is focusing on servicing small businesses while the Commercial Banking group is focusing on the business relationships within mid-market businesses.

Wealth Management

Business units in this group service customers that meet a certain level of income and liquidity criteria and are considered to have high net-worth. There is not a specific loan category related to Wealth Management segment as the Banks existing loan products are tailored to the meet the needs of the segment’s customers. The Wealth Management segment was combined with the Commercial Banking segment as of January 1, 2009 as both segments work with customers with high net-worth and who are owners of mid-market businesses.

RAL and RT Programs

No RALs were outstanding at December 31 of any year. All RALs are repaid or charged-off at December 31 of each year. RALs are a seasonal credit product extended to consumers during the first four months of any calendar year. The purpose of the RAL is to provide consumers with liquidity at the time they file for their tax refund. The Company works with third party tax preparers who facilitate the origination of RALs through an application process. RAL underwriting is based on information about the borrower as well as certain elements within the tax return. The source of repayment for the RAL is the IRS when it refunds the borrower’s excess tax payments.

In 2006, the Company and JH entered into two new contracts, a program contract and a technology services contract. These contracts provided for JH to reduce the proportion of its transactions directed to the Company from approximately the 80% proportion for 2005 to approximately 75% in the 2008 tax season, and changed the method by which JH was compensated for the services it provides to the Company. The fee-splitting arrangement provided for in the earlier contract is eliminated, and, under the new contracts with JH is compensated for services through fixed fees for program and technology services.

The change in the contracts had a substantial impact on the amount of revenue, but little impact on pre-tax income as the amount of the fixed fees is approximately equal to what would have been shared with JH under the previous contract. While the “economics” are virtually the same under the new contracts as under the old, the presentation is different. Under the previous contract, the fees were recognized net of the amount of the fee split with JH. Under the new contracts, the whole amount of the revenue from the RALs and RTs are recognized by the Company and the program and technology service fees are shown as expenses.

The following table summarizes maturities and interest rates types for each loan category.

	December 31, 2008
	Due in one year or less	Due after one year to five years	Due after five years

	(in thousands)
Real Estate:
Residential
Floating rate	$25	$34	$482,475
Fixed rate	2,072	950	613,036
Commercial
Floating rate	50,194	152,100	1,575,738
Fixed rate	27,076	250,481	249,845
Construction and Development
Floating rate	250,682	69,073	40,856
Fixed rate	146,170	23,575	22,951
Commercial, industrial and agricultural
Floating rate	396,335	248,396	281,020
Fixed rate	68,908	97,897	67,287
Home equity lines
Floating rate	4,180	31,190	279,129
Fixed rate	13	995	133,143
Consumer
Floating rate	87,775	19,451	4,707
Fixed rate	7,693	26,919	49,937
Other
Floating rate	—	—	—
Fixed rate	2,548	—	—

Total Loans	$1,043,671	$921,061	$3,800,124

ALLOWANCE FOR LOAN LOSSES

The Company established an estimated reserve for inherent loan losses and records the change in this estimate through charges to current period earnings.

Allocation of the Allowance for Loan Loss

The table below summarizes the estimated allowance for loan loss by loan type:

	December 31,
	2008	2007	2006	2005	2004

	(in thousands)
Real estate:
Residential	$16,294	$3,180	$3,194	$2,458	$2,031
Multi-family residential	3,184	890	932	868	613
Commercial	22,472	5,368	4,939	6,271	5,080
Construction and land	34,050	3,391	2,004	1,465	1,233
Commercial	40,494	22,567	19,538	16,842	22,771
Home equity lines	11,111	2,365	1,657	1,280	797
Consumer	13,303	7,082	17,724	14,640	11,413
Leases	—	—	14,683	11,774	10,039

Total allowance	$140,908	$44,843	$64,671	$55,598	$53,977

Percent of loans to total loans:
Real estate:
Residential	19.1%	20.1%	21.0%	23.0%	22.2%
Multi-family residential	4.7%	5.2%	5.0%	5.2%	4.5%
Commercial	35.3%	29.1%	24.9%	23.8%	25.3%
Construction and land	9.6%	12.2%	9.4%	7.6%	7.0%
Commercial	20.1%	22.2%	18.7%	19.1%	20.4%
Home equity lines	7.8%	7.4%	6.5%	6.5%	5.2%
Consumer	3.4%	3.7%	9.2%	8.8%	9.5%
Leases	0.0%	0.0%	5.2%	5.9%	5.8%
Other	0.0%	0.1%	0.1%	0.1%	0.1%

Total allowance	100.0%	100.0%	100.0%	100.0%	100.0%

Total allowance for loan losses increased by $96.1 million at December 31, 2008 compared to December 31, 2007. The increase is attributed to the deteriorating economic environment. The primary drivers of the increased ALL are increased historical loss rates due to higher levels of charge-offs and increased problem loans requiring specific ALL reserves. The increased charge-offs and problem loans were mainly from the construction and development loans.

All changes in the risk profile of the various components of the loan portfolio are reflected in the allowance assignment. There is no assignment of allowance to RALs at December 31, 2008 as all unpaid RALs were charged-off prior to year-end.

The decrease in allowance for loan losses of $19.8 million, or 30.7% at December 31, 2007 compared to 2006 was primarily attributed to the loan portfolio sales during 2007. The loan portfolios sold consisted of higher risk loans and contributed a decrease of $20.6 million to the required ALL at the time of sale.

Allowance for Loan Losses—RALs

A RAL is charged-off when Management determines that payment from the IRS is unlikely. The Company does not receive formal notification from the IRS regarding the denial of any tax refund claims. As a result, Management relies on prior years experience with IRS payment patterns to determine expected collection time frames. Prior years experience has indicated that payment from the IRS becomes unlikely after tax refund payments are 4-6 weeks past due from the expected payment date. The IRS payment patterns have varied from year to year, so the Company has utilized the most recent period payment patterns to predict current year payments. As a result of the Company’s collection experience in conjunction with regulatory requirements, all RALs are charged off prior to December 31 each year.

Recoveries on RALs occur due to unexpected payments from the IRS, the taxpayer directly, or during a subsequent RAL season through a new request procedure from the charged-off RAL customer. Some recoveries on prior year charge-offs occur when the taxpayer returns to a tax preparer that offers RALs or RTs through the Company. If the Company accepts the application for a RAL on the new refund claim or for an RT, the amount of the prior year’s charged-off loan will be deducted from the proceeds of the current year RAL or RT.

Reserve for Off-Balance Sheet Commitments

The table below summarizes the loss contingency related to loan commitments.

	Year Ended December 31,
	2008	2007	2006	2005	2004

	(in thousands)

Beginning balance	$1,107	$1,448	$1,685	$1,232	$3,942
Additions, net	6,907	(341)	(237)	453	(2,710)

Balance	$8,014	$1,107	$1,448	$1,685	$1,232

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

The Company recorded additional expense of $6.9 million during 2008 to increase the off-balance sheet reserve due to the downturn of the economy.

LOAN LOSSES

The table below summarizes the charge-offs and recoveries by loan category and credit loss ratios for the years presented:

	Year Ended December 31,
	2008	2007	2006	2005	2004

	(in thousands)

Balance, beginning of year	$44,843	$64,671	$55,598	$53,977	$49,550
Charge-offs:
Real estate:
Residential	7,263	—	4	107	—
Multifamily Residential	740	—	—	—	—
Commercial	1,467	—	—	—	6
Construction and development	49,155	25	91	—	—
Commercial and industrial	32,282	5,433	5,286	4,435	5,985
Agricultural	391	—	216	489	—
Leasing	—	6,276	10,242	7,559	2,504
Home equity lines	7,659	787	—	55	—
RALs	53,752	116,726	60,092	48,955	12,511
Other consumer	8,416	15,169	11,011	9,791	7,266

Total charge-offs	161,125	144,416	86,942	71,391	28,272

Recoveries:
Real estate:
Residential	961	—	—	7	27
Multifamily Residential	—	—	—	—	—
Commercial	—	—	—	—	2
Construction and development	59	—	—	—	513
Commercial and industrial	3,035	1,175	2,119	1,862	6,090
Agricultural	—	529	43	—	1,394
Leasing	—	1,199	1,992	1,318	831
Home equity lines	237	5	—	19	—
RALs	31,984	24,766	23,432	10,745	4,043
Other consumer	3,399	4,265	3,736	3,505	1,847

Total recoveries	39,675	31,939	31,322	17,456	14,747

Net charge-offs	121,450	112,477	55,620	53,935	13,525
Adjustments from loan sales and acquisitions (1)	(820)	(20,623)	—	1,683	5,143
Provision for loan losses RALs	21,768	91,958	36,663	38,210	8,468
Provision for loan and lease losses core bank loans	196,567	21,314	28,030	15,663	4,341

Balance, end of year	$140,908	$44,843	$64,671	$55,598	$53,977

(1)	The amounts reported in 2008 and 2007 are from loan sales and transfers. In August 2005, the Company acquired FBSLO and in March 2004 the Company acquired PCCI.

	Year Ended December 31,
	2008	2007	2006	2005	2004

	(dollars in thousands)

Ratio of net charge-offs to average loans outstanding	2.11%	1.90%	1.05%	1.22%	0.36%
Ratio of net charge-offs to average loans outstanding (core bank)	1.76%	0.37%	0.37%	0.36%	0.14%
Peer ratio of net charge-offs to average loans outstanding	0.85%	0.38%	0.24%	0.34%	0.49%

Average RALs	$102,667	$327,744	$139,954	$73,940	$102,769
Average loans, core bank	5,657,082	5,593,598	5,176,579	4,363,905	3,702,100

Average total loans	$5,759,749	$5,921,342	$5,316,533	$4,437,845	$3,804,869

Recoveries to charged-off, RALs	59.50%	21.22%	38.99%	21.95%	32.32%
Recoveries to charged-off, core bank loans	7.16%	25.90%	29.39%	29.91%	67.91%
Recoveries to charged-off, total loans	24.62%	22.12%	36.03%	24.45%	52.16%

Allowance for loan loss as a percentage of year-end loans	2.44%	0.84%	1.13%	1.14%	1.33%

Total charge-offs increased $16.7 million, or 11.6% for 2008 compared to 2007. The increased charge-offs were driven by the slowing economy which caused the Core Bank’s loan portfolio to experience higher than anticipated loan losses partially offset by decreased charge-offs for RALs due to enhanced credit screening procedures put in place for the 2008 RAL season. The majority of the Core Bank charge-offs were from the construction loan and commercial and industrial loan portfolios.

Total charge-offs increased by $57.5 million, or 66.1% in 2007 compared to 2006 due to an increase in RAL charge-offs of $56.6 million. The increase in RAL charge-offs was the result of increased losses in the RAL pre-file product and losses related to incidences of tax related fraud affecting RAL loans. Due to the higher loss rates on the RAL pre-file product and holiday loans, the Company discontinued these products. The increased loss rates experienced in the 2007 RAL program also caused Management to modify and enhance its underwriting criteria and fraud identification processes.

The increase in RAL charge-offs in 2004 and 2005 was the result of contract changes with JH. In the revised contract with JH, the Company assumed 100% of the credit risk associated with the RAL Program and, in exchange, the Company received a larger portion of the interest income and fees.

The Company is one of three major banks in the country that have national RAL Programs. Therefore, for comparability, charge-offs amounts and ratios for the Company are shown both with total loans and “other loans” which exclude RALs. In order to compare the ratio of net charge-offs to average loans to our peers, it is best to compare the ratio of net charge-offs to average loans excluding RALs. Exclusive of RALs, the ratio of net charge-offs to average loans over the last five years has varied from 0.14% to 1.76%

The ratio of allowance for loan losses to total loans for the years ended December 31, 2008, 2007 and 2006 was 2.44%, 0.84%, 1.13%, 1.14% and 1.33% , respectively. At December 31 of each year, the Company’s ratio of allowance for loan losses to total loans is lower than in previous quarters throughout the year primarily due to the seasonality of the RAL program.

NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

The table below summarizes the Company’s nonaccrual and past due loans for the last five years.

	December 31,
	2008	2007	2006	2005	2004

	(dollars in thousands)

Nonaccrual loans	$186,610	$72,186	$9,832	$8,264	$12,110
Loans past due 90 days or more on accrual status	14,045	1,131	264	1,227	820
Troubled debt restructured loans	33,737	—	7,217	8,326	9,591

Total nonperforming loans	234,392	73,317	17,313	17,817	22,521
Foreclosed collateral	7,100	3,357	2,910	2,910	2,910

Total nonperforming assets	$241,492	$76,674	$20,223	$20,727	$25,431

Nonperforming loans as a percentage of total loans held for investment	4.07%	1.37%	0.30%	0.36%	0.55%
Nonperforming assets as a percentage of total assets	2.52%	1.04%	0.27%	0.30%	0.42%
Allowance for loan losses as a percentage of nonperforming loans	60%	61%	374%	312%	240%

Nonaccrual Loans

When a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. Generally, the Company places loans in a nonaccrual status and ceases recognizing interest income when the loan has become delinquent by more than 90 days and/or when Management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well secured by collateral and collection is in process.

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

The increase in nonaccrual loans of $114.4 million is mostly attributed to the economic downturn that occurred during the latter part of 2008. A majority of this increase is associated with the construction loan portfolio which had nonaccrual loans of $101.2 million at December 31, 2008. The Company had restructured loans (“TDR”) of $33.7 million compared to no TDR loans at December 31, 2007. The economic downturn has also contributed to this increase. Several of the TDR loans were also from the construction loan portfolio and account for $28.2 million of the restructured loans. The Company had foreclosed collateral of $7.1 million and $3.4 million as of December 31, 2008 and 2007, respectively. The increase in foreclosed collateral is mostly land and commercial buildings which consists of $6.1 million of the $7.1 million balance at December 31, 2008.

The increase in nonaccrual loans of $62.4 million at December 31, 2007 compared to 2006 was mostly attributable to $45.1 million related to two large commercial relationships. At the end of 2008 the balance of these relationships was $24.8 million.

Foreclosed Collateral

Foreclosed collateral consists of other real estate owned (“OREO”) obtained through foreclosure for all five years presented in the table above. The Company held OREO at fair value less estimated costs to sell at December 31, 2008, 2007, 2006, 2005 and 2004 of $7.1 million, $3.4 million, $2.9 million, $2.9 million, and $2.9 million, respectively.

The table below sets forth the amounts of foregone interest income from nonaccrual loans for the last five years.

	Year Ended December 31,
	2008	2007	2006	2005	2004

	(in thousands)

Contractual interest	$17,013	$3,679	$1,567	$1,449	$1,411
Interest collected	6,413	1,728	564	864	241

Foregone interest	$10,600	$1,951	$1,003	$585	$1,170

OTHER ASSETS

Other assets at December 31, 2008 were $390.3 million, an increase of $106.1 million since December 31, 2007. This increase is attributed to the following items:

■

An increase in the deferred tax asset of $51.2 million which is primarily attributable to an increase in the Company’s loan loss provision. The 2008 loan loss provision, while not currently deductible, will result in a future tax benefit as the loans are charged off.

■	A $24.1 million increase in the carrying value of the interest rate swaps due to an increased number of customer swaps agreements entered into and changes in market values.

■	An $11.9 million increase in FHLB stock required for the increase in FHLB borrowings.

■	A $6.0 million addition to corporate taxes receivable resulting from expected refunds from current and amended tax fillings.

■	An increase in OREO properties of $3.7 million due to the decline in the economy.

■	Increased investment of low-income housing partnerships of $3.6 million.

DEPOSITS

The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the years ended December 31, 2008, 2007 and 2006 in the table below.

	Year Ended December 31,
	2008		2007		2006

	(in thousands)

	Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield
NOW accounts	$1,069,908	0.96%	$1,154,287	2.13%	$1,172,181	1.95%
Money market deposit accounts	654,529	1.81%	721,550	3.68%	686,296	2.98%
Savings accounts	257,416	0.73%	273,869	1.20%	319,557	1.12%
Time certificates of deposit for
$100,000 or more	1,214,797	3.54%	1,004,376	4.96%	964,442	4.50%
Time certificates of deposit for less than $100,000	831,267	2.93%	698,245	3.66%	769,166	3.45%

Interest-bearing deposits	4,027,917	2.27%	3,852,327	3.37%	3,911,642	2.99%
Demand deposits	1,094,126		1,118,460		1,164,716

Total Deposits	$5,122,043		$4,970,787		$5,076,358

Total deposits increased to $6.59 billion at December 31, 2008 from $4.96 billion at December 31, 2007, an increase of $1.63 billion or 32.8%. This increase was primarily from CDs as the Bank had marketing campaigns offering attractive interest rates to increase deposit growth and attract new customers. The Company has also increased Broker CDs by $1.14 billion during the fourth quarter of 2008 in preparation for funding the 2009 RAL Program. The Broker CDs are reported in the time certificates of deposit less than $100,000. In addition, in the fourth quarter of 2008, the Bank became a member of Certificate of Deposit Account Registry Service (“CDARS”) which provides FDIC insurance for large deposits which has also increased deposits in 2008. As disclosed in the table above, the interest rates paid on deposits decreased significantly over 2008 due to the decrease in interest rates by the FOMC.

In October 2008, the Company sold $54.4 million of deposits and associated buildings and equipment from the Santa Paula and Harvard branches. The Company recorded a $3.1 million gain on sale related to this transaction.

Certificates of Deposit of $100,000 or More

The table below discloses the distribution of maturities of Certificates of Deposit of $100,000 or more at December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006

	(in thousands)

Three months or less	$617,622	$573,588	$553,648
Over three months through six months	420,485	198,849	327,783
Over six months through one year	316,235	230,916	198,054
Over one year	328,632	59,918	57,277

	$1,682,974	$1,063,271	$1,136,762

LONG TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings increased $334.6 million or 23.8% from $1.41 billion at December 31, 2007. This increase was caused by the Bank’s strong loan growth during 2008. Included in this increase are short-term FHLB advances of $230.0 million which are due to be repaid in one year or less.

OTHER LIABILITIES

Other liabilities were $113.5 million at December 31, 2008 compared to $63.9 million at December 31, 2007, an increase of $49.6 million or 77.6%. The significant items attributed to this increase were:

■	$25.9 million increase in the carrying value of the interest rate swaps due to an increased number of customer swaps agreements entered into and changes in market values,

■

$8.2 million increase in the post retirement benefits liability due to lower than projected returns on the Voluntary Employees’ Beneficiary Association (“VEBA”) assets and benefit costs increased at a higher rate than projected for 2008,

■	$7.4 million increase in accrued interest which is mostly from the growth in deposits as average deposits increased $151.3 million for the comparable periods and,

■	$6.9 million increase in reserve for off balance sheet commitments due to the current economic conditions, the Company has increased this reserve.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into a number of transactions, agreements, or other contractual arrangements whereby it has obligations that must be settled by cash or contingent obligations that must be settled by cash in the event certain specified conditions occur. The table below lists the Company’s contractual obligations.

	December 31, 2008
	Total	Less than one year	One to three years	Three to five years	More than five years

	(in thousands)

Deposits	$6,589,976	$6,033,228	$496,603	$59,704	$441
Operating lease obligations	89,983	11,966	22,357	15,341	40,319
Capital lease obligations (1)	25,621	453	906	906	23,356
Long-term debt and other borrowings:
Federal Home Loan Bank advances	1,536,965	732,354	374,272	181,383	248,956
Treasury Tax & Loan amounts due to Federal Reserve Bank	2,920	2,920	—	—	—
Subordinated debt issued by the Bank	121,000	—	—	71,000	50,000
Subordinated debt issued by the Company	69,426	—	—	—	69,426
Purchase obligations for service providers	103,923	50,888	53,035	—	—

Total contractual obligations	$8,539,814	$6,831,809	$947,173	$328,334	$432,498

(1)

As of December 31, 2008, the Company’s liability associated with the capital lease was $9.9 million, as reported in Note 14, “Long-term Debt and Other Borrowings of the Consolidated Financial Statements. In the table above, the future capital lease obligation is reported.

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

Off-balance Sheet Reserve: As explained in Note 1, “Significant Accounting Policies” and Note 5, “Loans” of the Consolidated Financial Statements the Company must establish a reserve for off-balance sheet commitments for known or estimated losses relating to letters of credit or other unfunded loan commitments.

The Company has derivative instruments as disclosed in Note 22, “Derivative Instruments” of the Consolidated Financial Statements.

CAPITAL RESOURCES

As of December 31, 2008, the Company and PCBNA exceeded the guidelines and definitions for being deemed “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”).

Capital Adequacy Standards

The Company and PCBNA are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements as specified by the regulatory framework for prompt corrective action could cause the regulators to initiate certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements. For additional information regarding the Company’s capital refer to Note 19, “Shareholders’ Equity” and Note 20, “Regulatory Capital Requirements” of the Consolidated Financial Statements.

The Company’s and PCBNA capital ratios as of December 31, 2008 and 2007 were as follows:

	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio

	(dollars in thousands)

December 31, 2008
PCB (consolidated)	$880,523	$712,003	$6,016,764	$8,107,248	14.6%	11.8%	8.8%
PCBNA	863,613	695,237	6,005,146	8,098,895	14.4%	11.6%	8.6%

December 31, 2007
PCB (consolidated)	$720,625	$568,075	$5,847,905	$7,126,286	12.3%	9.7%	8.0%
PCBNA	701,225	548,675	5,841,648	7,109,129	12.0%	9.4%	7.7%
Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

The minimum capital ratios the Company must maintain under the regulatory requirements to meet the standard of “adequately capitalized” and the minimum amounts and ratios required to meet the regulatory standards of “well capitalized” are in the table above at December 31, 2008 and 2007. Based on discussions with the OCC following the conclusion of the Bank’s most recent examination, Management expects the OCC to establish a minimum Tier 1 risk based capital ratio of 8.5% and a minimum total risk based capital ratio of 11%. Management expects that the Bank will continue to be deemed well capitalized notwithstanding the establishment of these expected minimum capital ratios.

Management also plans to maintain a capital plan in conjunction with discussions it has held with the OCC. This capital plan will be based on a rolling twelve month forecast, stressed accordingly for market conditions and the Company’s balance sheet conditions. If any capital shortfalls become apparent, Management will immediately activate contingency plans to address any such shortfalls, which may include additional capital raising, asset sales or other means as necessary, including the option of participating in the Capital Assistance Program. At this time, the Company significantly exceeds the expected minimum capital ratios, though conditions could change at any time given industry conditions.

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

Pacific Capital Bancorp is the parent company and sole owner of PCBNA. However, there are legal limitations on the amount of dividends, which may be paid by PCBNA to PCB. The amounts, which may be paid as dividends by a bank are determined based on the bank’s capital accounts and earnings in prior years. As of December 31, 2008, PCBNA would have been permitted to pay up to $276.9 million to Pacific Capital Bancorp.

Availability of Capital

As a result of recent market disruptions, the availability of capital (principally to financial services companies) has become significantly restricted. While some companies have been successful in raising additional capital, the cost of the capital has been substantially higher than the prevailing market rates prior to the market volatility. Management cannot predict when or if the markets will return to more favorable conditions.

The Company received $180.6 million pursuant to the TARP CPP on November 21, 2008 as disclosed in Note 19, “Shareholders’ Equity” of the Consolidated Financial Statements.

There are four primary considerations Management must keep in mind in managing capital levels and ratios. The first is the Company must be able to meet the credit needs of our customers when they need to borrow. The second consideration is that the Company must be prepared to sell some of the loans it originates in order to manage capital targets. The third consideration is to divest of underperforming divisions or business lines. The fourth consideration is that as loan demand picks up in an improving economy, raising additional capital may be necessary. Management proactively maintains a capital plan which focuses on maximizing capital through a variety of sources including balance sheet make-up, the accretion or dilution of its various business lines, dividend payout ratios, and additional sources of capital where prudent. In 2008, via Management’s capital planning strategies, the Company raised $7.2 million in capital through the issuance of common stock through its Direct Stock Purchase Plan in the open market. Through the Direct Stock Purchase Plan, the Company has the ability to issue 4,500,000 shares of common stock. In 2007, the Company sold two underperforming divisions, the Indirect Auto Lending business and the Equipment Leasing business in line with its capital planning strategies.

In addition to the capital generated from the operations of the Company, a secondary source of capital growth has been the exercise of employee and director stock options. In 2008, the increase to capital from the exercise of options (net of shares surrendered as payment for exercises and taxes) was $287,000 or 0.2% of the net growth in shareholders’ equity in the year compared to $5.1 million or 10.1% in 2007. At December 31, 2008, there were approximately 1,415,000 options outstanding and exercisable at less than the then-current market price of $16.88, with an average exercise price of $25.32. This represents a potential addition to capital of $35.8 million, if all options were exercised with cash. In addition, except for those options expiring in 2009, the options are likely to be exercised over a number of years since options generally have a ten year term.

In addition, the Company received $180.6 million pursuant to the TARP CPP on November 21, 2008 as disclosed in Note 19, “Shareholders’ Equity” of the Consolidated Financial Statements.

Dividends

The Company’s Board of Directors (“BOD”) has the responsibility for oversight and approval for the declaration of dividends and in January 2009, they adopted a new dividend policy. The new policy gives the Chief Financial Officer (“CFO”) the responsibility for recommending dividend payments that meet the Company’s and Bank’s capital objectives within the regulatory and statutory limitations. When quarterly dividends are recommended by the CFO, the following items are taken into consideration: the Company’s near and long-term earnings capacity, current and future capital position, the dividend payout ratio, and dividend yield. The new policy also changes the declaration and payment dates for all prospective dividends to be paid on the last business day of each quarter. The BOD approved the new dividend policy so to ensure sound capital management and to take into consideration the guidelines required under the TARP CPP.

With the new dividend policy described above, the BOD approved a reduction of the quarterly dividend to $0.11 per share effective for its March 31, 2009 payment date. The Company’s dividend payout ratio over the last three years has been 169.2% for 2008, 41.1% for 2007 and, 43.8% for 2006.

Under the terms of the TARP CPP, for so long as any Series B Preferred Stock remains outstanding, the Company is permitted to declare and pay dividends on its common stock only if all accrued and unpaid dividends for all past dividend periods on the Series B Preferred Stock are fully paid. Until the third anniversary of the sale of the Series B Preferred Stock, unless such shares have been transferred by the U.S. Treasury or redeemed in whole, any increase in dividends on the Company’s common stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 ($0.22 per share) will require prior approval of the U.S. Treasury. The terms of the Company’s agreement with the U.S. Treasury allow for additional restrictions, including those on dividends, to be imposed by the U.S. Treasury, including unilateral amendments required to comply with legislative changes. Under the ARRA, the Company may repay the U.S. Treasury without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the appropriate regulating agency, in which event these restrictions would no longer apply.

The Bank can make dividend payments to the Company as required to fund the operating needs, debt service, and quarterly dividends of the Company as declared and approved by the Company’s BOD. For additional discussion on restrictions on the declaration and payment of dividends, refer to “Regulation and Supervision, Dividends and Other Transfer of Funds” on page 69

Impact of RAL and RT Programs on Capital Adequacy

Formal measurement of the capital ratios for the Company and PCBNA are done at each quarter-end. However, the Company does more frequent estimates of its capital classification during late January and early February of each year because of the large volume of RALs. RALs are 100% risk weighted and due to the large volume of RALs in January and February, Management monitors the Company’s capital ratios daily during these months. Management estimates that, if a formal computation of capital ratios were done, on certain days during those weeks it and PCBNA may be classified as adequately capitalized, rather than well-capitalized. The Company has discussed this with its regulators and creditors.

Management was not able to set-up a securitization facility for the 2009 RAL season due to the current economic conditions and current credit crisis the U.S. economy is currently experiencing. The securitization assisted in removing RALs from the Bank’s balance sheet to assist with maintaining their capital ratios at an adequately capitalized level. In preparation for the 2009 RAL season and to replace the unavailability of a securitization facility, the Bank raised $1.28 billion through wholesale funding sources, broker CDs and entered into a syndicated funding line of $524 million which may be drawn upon as needed throughout the RAL season.

In Note 7, “RAL and RT Programs” in the Consolidated Financial Statements is a description of the securitization that the Company utilized as one of its sources for funding RALs. In 2008, the RAL securitization was a true sale of loans to other financial institutions, and except for the capital that must be allocated for the small-retained interest kept by the Company, the sales reduce the impact of RALs on the capital ratios for the Company.

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

During 2008, liquidity was a major focus of the Bank as traditional sources of liquidity changed. In particular, the securitization market seized in the latter half of the year which was a major funding source for the RAL Program. As a risk management measure to compensate for this and other potential funding and liquidity changes in the future, Management developed and expanded its use of a twelve month rolling cash position analysis so that changes in liquidity sources and related needs could be identified and addressed well in advance of any issues or shortfalls. At this time, no shortfalls have been identified for the foreseeable future, though results could change depending on industry conditions.

Short-term liquidity is the ability to raise funds on an overnight basis. Sources of short-term liquidity include, but are not limited to, Federal funds, FHLB short-term advances, the Federal Reserve Bank Discount Window and repurchase agreements.

Intermediate liquidity is the ability to raise funds during the next few months to meet cash obligations over those next few months. Sources of intermediate liquidity include maturities or sales of securities, term repurchase agreements, broker CDs and term advances from the FHLB.

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

For the Company, the most significant challenge relating to liquidity management is providing sufficient liquidity to fund the large amount of RALs, primarily in late January and early February of each year. In addition to the discussion above the following considerations are kept in mind in providing the needed liquidity:

■	Using a large number of institutions so as to not become overly reliant on a limited number of sources or a particular type of funding vehicle;

■	Using a mixture of committed and uncommitted lines so as to assure a minimum amount of funding in the event of tight liquidity in the markets; and

■	Arranging for approximately 30% more funding than anticipated on the peak-funding days for RALs.

The securitization of RALs has historically assisted in the management of the Company’s capital position during the RAL season by selling some RALs to third parties. In addition, the securitization program represented yet another source of liquidity as the proceeds from the sales are lent out to new RAL customers. For the 2009 RAL season, the Company was not able to secure a securitization facility with the current economic conditions causing difficulty within the credit markets. In place of the securitization facility, the Company purchased $1.28 billion of broker CDs and entered into a syndicated funding through a syndicated funding line of $524 million which is collateralized with RALs and may be drawn upon as needed throughout the RAL season. The Company will also utilize the Bank’s wholesale lending sources.

RALs present the Company with some special funding and liquidity needs. Additional funds are needed for RAL lending only for the very short period of time that RALs are outstanding. The season starts in January and continues into April, but even within that time frame, RAL originations are highly concentrated in the last week of January and first two weeks of February. The Company must arrange for a significant amount of very short-term borrowing capacity. A portion of the need can be met by borrowing overnight from other financial institutions through the use of Federal funds purchased and repurchase agreements. These two sources match the short-term nature of the RALs and therefore are an efficient source of funding. However, they are not sufficient to meet the total need for funds, and other sources like advances from the FHLB and brokered deposits must be used. Extensive funding planning is accomplished prior to the RAL season to make effective and efficient use of various funding sources. The increased use of broker CDs to pre-fund the RAL program expanded the cash position of the Bank by approximately $1.3 billion and contributed to the growth of the balance sheet at December 31, 2008.

As disclosed in Note 7, “RAL and RT Programs” of the Consolidated Financial Statements, the Company has also securitized some of the RALs.

As of December 31, 2008, the Company’s liquidity ratio, which is the ratio of liquid assets of cash and cash equivalents, investment securities from the trading and AFS portfolios, Federal funds sold and loans held for sale divided by short-term liabilities of demand deposits, repurchase agreements and Federal funds purchased was 101.3%, compared to 44.8% at December 31, 2007. The Company’s liquidity ratio increased in December 2008 compared to December 2007 as a result of the funds received from the TARP CPP. Total available liquidity as of December 31, 2008 was $3.34 billion.

At December 31, 2008, the Company had available borrowing capacity of $1.88 billion at the FHLB and $1.01 billion of borrowing capacity with the FRB. This borrowing capacity is utilized to fund loans when loan growth outpaces deposit growth.

Recent Market and Regulatory Developments

Recent market conditions have made it difficult or uneconomical to access the capital markets. As a result, the United States Congress, the U.S. Treasury, and the FDIC have announced various programs designed to enhance market liquidity and bank capital.

In response to the ongoing financial crisis affecting the banking system and financial markets, EESA was signed into law on October 3, 2008, and established TARP. As part of TARP, the U.S. Treasury established the TARP CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of mortgages, mortgage-backed securities, capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On November 21, 2008, the Company completed the sale to the U.S. Treasury of $180.6 million of Series B Preferred Stock as part of the TARP CPP.

Separately, the FDIC announced its temporary liquidity guarantee program (“TLGP”) pursuant to which the FDIC will guarantee the payment of certain newly-issued senior unsecured debt of insured depository institutions (“Debt Guarantee”) and funds held at FDIC-insured depository institutions in noninterest-bearing transaction accounts in excess of the current standard maximum deposit insurance amount of $250,000 (“Transaction Account Guarantee”). Both guarantees were provided to eligible institutions, including the Company, at no cost through December 5, 2008. Participation in the TLGP subsequent to December 5, 2008 is optional.

The Company has elected to participate in the TLGP subsequent to December 5, 2008. The Transaction Account Guarantee is effective for the Company through January 1, 2010. Under the Debt Guarantee, qualifying senior unsecured debt newly issued by the Company during the period from October 14, 2008 to June 30, 2009, inclusive, is covered by the FDIC guarantee. The maximum amount of debt that eligible institutions can issue under the guarantee is 125% of the par value of the entity’s qualifying senior unsecured debt, excluding debt to affiliates that was outstanding as of September 30, 2008 (or if no such debt was outstanding at September 30, 2008, then 2% of the entity’s consolidated total liabilities at September 30, 2008), and scheduled to mature by June 30, 2009. The FDIC will provide guarantee coverage until the earlier of the eligible debt’s maturity or June 30, 2012. Based on the Bank’s consolidated total liabilities at September 30, 2008, it may issue up to $139.4 million in debt under the TLGP.

Participants in the Debt Guarantee Program will be assessed an annualized fee of 75 basis points for its participation, and an annualized fee of 10 basis points for its participation in the Transaction Account Guarantee. To the extent that these initial assessments are insufficient to cover the expense or losses arising under TLGP, the FDIC is required to impose an emergency special assessment on all FDIC-insured depository institutions as prescribed by the Federal Deposit Insurance Act.

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

■

The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, higher fixed rate mortgages may prepay, or pay down, faster than anticipated, thus increasing cash flows and reducing interest income.

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

Financial instruments do not respond in a parallel fashion to rising or falling interest rates. This causes asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in rates. It is therefore mandatory to monitor interest rate risk and adjust our funding strategies to mitigate adverse effects of interest rate shifts on the Company’s balance sheet. While derivative instruments are effective hedging tools, the Company has been successful at maintaining its interest rate risk profile within policy limits strictly from pro-active deposit pricing and funding strategies. In the future, however, other strategies may be implemented to manage interest rate risk. These strategies may include, but may not be limited to, utilizing interest rate derivatives, buying or selling loans or securities, extending maturities of borrowings and deposits and entering into other interest rate risk management instruments and techniques.

For detailed of evaluating net interest income and economic value of equity discussion is in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” beginning on page 75.

CRITICAL ACCOUNTING POLICIES

A number of critical accounting policies are used in the preparation of the Company’s consolidated financial statements. The Company’s accounting policies for significant balance sheet and statement of operation accounts are disclosed in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements beginning on page 87. Management believes that a number of these are critical to the understanding of the Company’s financial condition and results of operation because they involve estimates, judgment, or are otherwise less subject to precise measurement and because the quality of the estimates materially impact those results. This section is intended (1) to identify those critical accounting policies used in the preparation of the Consolidated Financial Statements; (2) to clarify the methodology used in determining these estimates; (3) to identify assumptions used in determining these estimates; and (4) to provide insight to the potential impact those estimates have on the presentation of the Company’s financial condition, changes in financial condition and results of operations.

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

These critical accounting policies include:

■	Allowance for loan losses

■	Accounting for income taxes

■	Goodwill and other intangible assets

■	RAL and RT Programs

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

After reviewing the grades in the loan portfolio, the second step is to assign or allocate a portion of the allowance to groups of loans and to individual loans to cover Management’s estimate of the loss that may be present in these loans. The estimation of probable losses takes into consideration the loan grade and other factors such as:

■	loan balances

■	loan pool segmentation

■	historical loss analysis

■	identification, review, and valuation of impaired loans

■	change in the economy upon the lending activities

■	change in the concentrations of the lending activities

■	change in the growth of the lending activities

■	change in the delinquencies and classified loan trends of the lending activities

■	change in the control environments upon the lending activities

■	change in the management and staffing effectiveness upon the lending activities

■	change in the loan review effectiveness upon the lending activities

■	change in the underlying collateral values upon the lending activities

■	change in the competition/regulatory/legal issues upon the lending activities

■	change related to unanticipated events upon the lending activities

■	change and additional valuation for structured financing and syndicated national credits

GAAP, banking regulations, and sound banking practices require that the Company record this estimate of unrecognized losses in the form of an allowance for loan losses. When loans are determined to be uncollectible, losses are recognized and accounted for as charge-offs against this allowance. A secured consumer loan which includes residential real estate loans that are 120 days past due will be charged-off down to the fair value of the collateral. If a consumer loan is unsecured, after the loan is 120 days past due, the loan will be charged-off. For commercial Loans, these would include commercial and industrial loans and loans secured by commercial real estate, as soon as deterioration of the borrower’s credit quality is identified, the loan is put on nonaccrual. If the commercial loan is secured, the loan is charged-off down to the collateral’s fair value. When the Company recovers an amount on a loan previously charged-off, the recovery increases the amount of allowance for loan losses.

Accounting for Income Taxes

The Company is subject to the income tax laws of the U.S. and those states and municipalities in which it has business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes. Disputes over interpretations of the tax laws may be settled with the taxing authorities upon examination or audit.

The Company regularly assesses the likelihood of assessments in each of the taxing jurisdictions resulting from current and subsequent years’ examinations. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, the Company is required to establish reserves for potential losses that may arise from tax audits. The Company has determined that no such reserves are required at this time.

See Notes 16, “Income Taxes” of the Consolidated Financial Statements for additional information relating to income taxes.

Goodwill and Other Intangible Assets

When a Company acquires a business the purchased assets and liabilities are recorded at fair value and intangible assets are identified. The fair value of most financial assets and liabilities are determined by estimating the discounted anticipated cash flows from or for the instrument using current market rates applicable to each asset and liability. Excess of consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill.

At a minimum, Management is required to assess goodwill and other intangible assets annually for impairment. The goodwill impairment calculation is an estimate subject to ongoing review as certain circumstances may cause additional impairment to be assessed in the future. The assessment of goodwill involves reviewing the capitalized earnings of each reporting unit, the outlook of the current economic environment, the transaction multiples of publicly traded financial institutions adjusted for a change in control, estimating cash flows for future periods and estimating the fair value of the reporting unit to which the goodwill is allocated. When the fair value of a reporting unit is less than its carrying value, the Company is required to utilize a Step 2 valuation approach in accordance with SFAS 142.

The Step 2 valuation approach compares the carrying value to the fair values of the underlying tangible and intangible assets and liabilities for purposes of calculating the fair value of goodwill. This process is the same as when the Company purchases another Company in accordance with SFAS 141, Business Combinations (“SFAS 141”). SFAS 141 provides guidance for allocating the purchase price to assets and liabilities and identifying and qualifying intangible assets.

During the third quarter of 2008, the Company was required to go to Step 2 in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) for the Commercial Banking segment and this resulted in a $22.1 million goodwill impairment recorded in the third quarter of 2008. The largest component of the Step 2 approach was the valuation of the loan portfolio. When valuing the loan portfolio, there were several factors utilized in calculating the valuation. These factors were the present value of discounted cash flows for the underlying loans based on the contractual terms, prepayments of the scheduled cash flows, discount rates in the current market for the loans, the cost of funds to fund the loans, servicing costs, credit and non-performance risk and liquidity of the underlying loans in the current market.

During the fourth quarter of 2008 and continuing into 2009, our stock price, along with the stock prices of other public regional banking institutions, declined significantly and resulted in a decrease in the Company’s market capitalization subsequent to our annual goodwill impairment testing date. Although changes in market capitalization generally serve as a reasonable indicator of the changes in the aggregate estimated fair value of the reporting units of the Company does not believe that the most recent decline in our market capitalization is indicative or representative of any further potential goodwill impairment. Management believes this decline is primarily attributable to the general adverse conditions in the U.S. and international financial markets, unprecedented lack of liquidity, uncertainty regarding future economic policy and banking regulation changes, and negative market sentiment towards the banking industry in general. Accordingly, Management assessed goodwill for impairment during the fourth quarter of 2008 and concluded that there is no further impairment at December 31, 2008.

A discussion of the Company’s goodwill and other intangible assets is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Non-Interest Expenses—Goodwill Impairment“— earlier in this document, and in Note 10, “Goodwill and Other Intangible Assets” of the Consolidated Financial Statements.

RAL and RT Programs

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

RT Fees

When customers do not choose or do not qualify for a RAL, they may still benefit from an expedited payment of their income tax refund. An RT is an electronic transfer of an income tax refund directly to the taxpayer. The Company acts as a conduit from the IRS to the taxpayer enabling an expedited delivery of the taxpayer’s income tax refund. There is no credit risk or borrowing cost for the Company because RTs are only delivered to the taxpayer upon receipt of the refund directly from the IRS. Payment of an RT is made in one of two ways. The Company either authorizes the tax preparer to provide a check directly to the taxpayer or the Company deposits the refund into a taxpayer’s account. Fees earned on RTs are recognized as fee income within non-interest income.

Refund Anticipation Loan Securitization

The Company has utilized a securitization facility for the last seven years for RALs but will not be using one for the 2009 RAL season. The securitization is active only during the first quarter and terminated prior to the end of the first quarter, there are no balances, retained interests, or servicing assets to be accounted for or disclosed December, 31. There are no balances related to RALs, securitized or otherwise, recorded on the balance sheet at December 31 of each year.

The Company sold some of its RALs through a securitization each year during the months of January and February. The Bank accounted for these sales in accordance with the provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” To be accounted for as a sale, SFAS 140 requires that (1) assets transferred be isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; (2) each transferee has the right to pledge or exchange the assets it received; and (3) the transferor does not maintain control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

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

REGULATION AND SUPERVISION

General

The Company and its subsidiaries are extensively regulated and supervised under both Federal and certain State laws. Regulation and supervision by Federal or State banking agencies is intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”) administered by the FDIC and not for the benefit of Company shareholders. Set forth below is a summary description of key laws and regulations which relate to the Company’s operations. These descriptions are qualified in their entirety by reference to the applicable laws and regulations. The federal and state agencies regulating the financial services industry also frequently adopt changes to their regulations and implementing policies.

The Company

As a bank holding company, the Company is subject to regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended, (“BHCA”). The Company is required to file with the FRB periodic reports and such additional information as the FRB may require.

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

The Bank

The Bank, as a nationally chartered bank, is subject to primary supervision, periodic examination, and regulation by the OCC. To a lesser extent, the Bank is also subject to certain regulations promulgated by the FRB. If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its Management is violating or has violated any law or regulation, the OCC and separately the FDIC as insurer of the Bank’s deposits, have the authority to:

■	require affirmative action to correct any conditions resulting from any violation or practice

■	direct an increase in capital and establish higher minimum capital ratios

■	restrict the Bank’s growth geographically, by products and services or by mergers and acquisitions

■	enter into informal nonpublic or formal public memoranda of understanding or written agreements; enjoin unsafe and unsound practices and issue cease and desist orders to take corrective action

■	remove officers and directors and assess civil monetary penalties

■	take possession and close and liquidate the Bank.

Various requirements and restrictions under the laws of the State of California and Federal banking laws and regulations affect the operations of the Bank. State and Federal statues and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branches and other offices and capital requirements. Furthermore, the Bank is required to maintain certain levels of capital. The regulatory capital requirements, as well as the actual capitalization ratios for PCBNA and for the Company on a consolidated basis as of December 31, 2008 are presented in detail in Note 20, “Regulatory Requirements” in the Consolidated Financial Statements. Also refer to “Capital Resources” discussion starting on page 57 within the MD&A of this 10-K. As of December 31, 2008 both the Company and PCBNA exceeded the minimum capital requirements to be considered “well capitalized”.

In September, 2007, the SEC and the FRB finalized joint rules required by the Financial Services Regulatory Relief Act of 2006 to implement exceptions provided for in the Gramm-Leach-Bliley Act of 1999 (“GLBA”) for securities activities which banks may conduct without registering with the SEC as a securities broker or moving such activities to a broker-dealer affiliate. The FRB’s final Regulation R provides exceptions for networking arrangements with third party broker dealers and authorizes compensation for bank employees who refer and assist retail and high net worth bank customers with their securities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs. The final rules, which will not be effective until 2009, are not expected to have a material effect on the current securities activities which the Bank and its subsidiaries now conduct for customers.

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

Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. Under such restrictions, the amount available for payment of dividends to the Company by the Bank without prior regulatory approval totaled $276.9 million at December 31, 2008. In addition, the banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the Federal Prompt Corrective Action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Additionally, it is FRB policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also FRB policy that bank holding companies should not maintain dividend levels that undermine the company’s ability to be a source of strength to its banking subsidiaries. In consideration of the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Under the terms of the TARP CPP, for so long as any Series B Preferred Stock remains outstanding, the Company is permitted to declare and pay dividends on its common stock only if all accrued and unpaid dividends for all past dividend periods on the Series B Preferred Stock are fully paid. Until the third anniversary of the sale of the Series B Preferred Stock, unless such shares have been transferred by the U.S. Treasury or redeemed in whole, any increase in dividends on the Company’s common stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 ($0.22 per share) will require prior approval of the U.S. Treasury. The terms of the Company’s agreement with the U.S. Treasury allow for additional restrictions, including those on dividends, to be imposed by the U.S. Treasury, including unilateral amendments required to comply with legislative changes. Under the ARRA, the Company may repay the U.S. Treasury without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the appropriate regulating agency, in which event these restrictions would no longer apply. The Company could also consider participating in the Capital Assistance Program.

Capital Requirements

At December 31, 2008, the Company and the Bank’s capital ratios exceed the minimum percentage requirements for “well capitalized” institutions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Capital Resources” and Note 20, “Regulatory Capital Requirements” of the Consolidated Financial Statements for further information regarding the regulatory capital guidelines as well as the Company’s and the Bank’s actual capitalization as of December 31, 2008.

The Federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” includes common equity and trust-preferred securities, subject to certain criteria and quantitative limits. The Series B Preferred Stock issued in conjunction with the TARP CPP also qualifies as Tier 1 Capital. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%.

An institution’s risk-based capital, leverage capital and tangible capital ratios together determine the institution’s capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted total assets ratio is 5.00% or more and the institution is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition to the risk-based guidelines, the Federal bank regulatory agencies require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated “well-capitalized,” the minimum leverage ratio of Tier I capital to total assets must be 3%.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, became mandatory for large international banks outside the U.S. in 2008, and is optional for others, and must be complied with in a “parallel run” for two years along with the existing Basel I standards. In January 2009, the Basel Committee proposed to reconsider regulatory-capital standards, supervisory and risk-management requirements and additional disclosures in the final new accord in response to recent worldwide developments.

In July 2008, the U.S. Federal banking agencies issued a proposed rule that would give banking organizations, which do not use the Basel II advanced approaches, the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. A definitive final rule has not been issued. The U.S. banking agencies have indicated, however, that they will retain the minimum leverage requirement for all U.S. banks.

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

FDIC Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures the Bank’s customer deposits through the DIF up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 through 2009. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents.

On February 27, 2009, the FDIC approved an interim rule to institute a one-time special emergency assessment of 20 cents per $100 in domestic deposits on June 30, 2009, to be collected by September 30, 2009, to restore the DIF reserves depleted by recent bank failures. The interim rule also permits the FDIC to impose an additional special emergency assessment after June 30, 2009 of up-to-10 basis points, if necessary. The FDIC also adopted amendments to its restoration plan for the DIF to implement changes to the risk-based assessment system and set assessment rates to provide that most banks will now pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis, beginning on April 1, 2009. Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the FDIC’s loss in the event of failure without providing additional assessment revenue. Assessments will also be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth.

Additionally, by participating in the FDIC’s Temporary Liquidity Guarantee Program, banks temporarily become subject to an additional assessment on deposits in excess of $250,000 in certain transaction accounts and additionally for assessments from 50 basis points to 100 basis points per annum depending on the initial maturity of the debt. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

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

Loans-to-One Borrower Limitations

With certain limited exceptions, the maximum amount of obligations, secured or unsecured, that any borrower (including certain related entities) may owe to a national bank at any one time may not exceed 15% of the unimpaired capital and surplus of the Bank, plus an additional 10%, of unimpaired capital and surplus for loans fully secured by readily marketable collateral. The Bank has established internal loan limits which are lower than these legal lending limits. At December 31, 2008, PCBNA’s loans-to-one-borrower limit was $115.7 million based upon the 15% of unimpaired capital and surplus measurement.

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

Such loans:

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

■

require such loans and investments to or in any affiliate to be on terms and under conditions substantially the same or at least as favorable to the Bank as those prevailing for comparable transactions with nonaffiliated parties.

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

■

The Americans with Disabilities Act , in conjunction with similar California legislation, requires employers with 15 or more employees and all businesses operating “commercial facilities” or “public accommodations” to accommodate disabled employees and customers.

These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans,

and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

Regulation of Nonbank Subsidiaries

Nonbank subsidiaries may be subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies.

MCM and REWA, operating subsidiaries of PCBNA, are registered investment advisors subject to regulation and supervision by the SEC. Further, the banking agencies expect banking organizations in their oversight role over functionally regulated subsidiaries, such as registered investment advisors, to assure appropriate controls are maintained that include:

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

The Company and the Bank have taken appropriate action to implement and audit compliance with these requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company cannot operate risk-free and make a profit. Instead, the process of risk definition and assessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk. The key risk factors affecting our business are addressed in Item 1A, Risk Factors starting on page 13 of this 10-K. Changes in interest rates can potentially have a significant impact on earnings as well as the Net Interest Income and Economic Value of Equity discussion and graph below.

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

The EVE and NII results as of December 31, 2008 are displayed in the table below. These figures indicate that the Company’s net interest income at risk over a one-year period and net economic value at risk are well within the adopted ALCO policy ranges.

RATE SENSITIVITY

EVE Shock Summary Report
	(in millions)
	DN 200	Base	UP 200

Total Assets:	$9,846	$9,609	$9,311
Total Liabilities	9,143	8,960	8,585

Net Asset Value:	$ 703	$ 649	$ 726

Current	8.8%	0.0%	12.0%
Prior year	5.3%	0.0%	-9.0%
Upper Policy:	-15.0%	-15.0%	-15.0%
Lower Policy:	-10.0%	-10.0%	-10.0%
w/in Limit:	Yes		Yes
NII Shock Summary Report
	(in millions)
	DN 200	Base	UP 200

Interest Income	$377.1	$404.7	$468.8
Interest Expense	136.2	139.1	167.2

Net Interest Income:	$240.9	$265.6	$301.6

Current	-9.3%	0.0%	13.5%
Prior year	-0.8%	0.0%	-3.7%
Upper Policy:	-10.0%	-10.0%	-10.0%
Lower Policy:	-5.0%	-5.0%	-5.0%
w/in Limit:	Yes		Yes

EVE Summary

Assuming the entire yield curve was to instantaneously increase 200 basis points, our projected EVE at December 31, 2008 would increase by approximately 12.0% from the base. At December 31, 2007 in the up 200 basis point scenario, our EVE was projected to decrease by approximately 9.0% from the base projection. The rates down 200 basis point scenario assumes the yield curve instantaneously decreases 200 basis points where appropriate. When the yield curve is less than 2 percent, the yield curve is assigned a floor of zero. Using this methodology and assuming the entire yield curve shifts down 200 basis points, the projected EVE at December 31, 2008 is forecast to increase by approximately 8.8% from the base. At December 31, 2007, in the down 200 basis point scenario, our EVE was projected to increase by approximately 5.3% from the base projection.

NII Summary

Assuming the entire yield curve was to instantaneously increase 200 basis points, the projected net interest income for the next twelve periods beginning January 1, 2009 would increase by approximately 13.5% from the base projection. At December 31, 2007 in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2008 would have decreased by approximately 3.7% from the base projection. The rates down 200 basis points scenario assumes the yield curve instantaneously decreases 200 basis points where appropriate. When the yield curve is less than 2 percent, the yield curve is assigned a floor of zero. Using this methodology and assuming the entire yield curve shifts down 200 basis points, our projected net interest income for the twelve month period beginning January 1, 2009 would decrease by approximately 9.3%. At December 31, 2007, in the down 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2008 was projected to decrease by approximately 0.8% from the base projection.

The following have contributed to the improved figures:

■	Continuous improvements in the asset liability-modeling tool provides greater granularity and improved cash flow computations.

■

The Bank used broker CDs and wholesale funding to pre-fund the 2009 RAL season, as discussed in the Liquidity section above. This strategy provided the Bank the opportunity to secure liquidity during a time of uncertainty and volatile credit markets, but it also had a positive impact on EVE in all scenarios and NII in the plus 200 basis point scenario. By carrying more cash on the balance sheet, the EVE risk was reduced and net interest income increased in the plus 200 scenario.

■	The Bank extended the maturities of wholesale borrowings and retail CDs during the fourth quarter of 2008. This had a positive impact on the profile of the EVE and the NII in the plus 200 scenario.

■	The Bank sold $81.7 million of fixed rate mortgage loans in the fourth quarter of 2008.

Among the assumptions that have been included in the model are those that address optionality. Management has updated and implemented a more robust process surrounding the following examples of optionality:

■	The option customers have to prepay their loans or the decay rate of non maturing deposits;

■	The option issuers of some of the securities held by the Company to prepay or call their debt;

■	The option of the Company to prepay or call certain types of its debt;

■	The option of the Company to reprice its administered deposits.

■	Improved incorporation of loan features, including imbedded caps and floors, reset features and other aspects of loan terms and conditions.

Simulation estimates depend on, and will change with the size and mix of the actual and projected balance sheet at the time of each simulation. Management is unaware of any material limitations such that results would not reflect the net interest risk exposures of the Company. Various shortcomings are inherent in both the EVE and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. There are no material positions, instruments or transactions that are not included in the modeling or included instruments that have special features that are not included.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Pacific Capital Bancorp

We have audited the accompanying consolidated balance sheets of Pacific Capital Bancorp and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Capital Bancorp and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacific Capital Bancorp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Pacific Capital Bancorp

We have audited Pacific Capital Bancorp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pacific Capital Bancorp’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pacific Capital Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pacific Capital Bancorp as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Pacific Capital Bancorp and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, CA

February 26, 2009

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$80,135	$141,086
Interest-bearing demand deposits in other financial institutions	1,859,144	—

Cash and cash equivalents	1,939,279	141,086
Investment securities - trading, at fair value	213,939	146,862
Investment securities - available-for-sale, at fair value; amortized cost of $1,152,060 at December 31, 2008 and $1,147,824 at December 31, 2007	1,178,743	1,176,887
Loans:
Held for sale, at lower of cost or fair value	11,137	68,343
Held for investment, net of allowance for loan losses of $140,908 at December 31, 2008 and $44,843 at December 31, 2007	5,623,948	5,314,313

Total loans	5,635,085	5,382,656
Premises and equipment, net	78,608	86,921
Goodwill and other intangible assets	138,372	155,786
Other assets	390,265	284,148

Total assets	$9,574,291	$7,374,346

Liabilities:
Deposits:
Non-interest-bearing demand	$981,944	$1,002,281
Interest-bearing	5,608,032	3,961,531

Total deposits	6,589,976	4,963,812
Securities sold under agreements to repurchase	342,157	265,873
Federal funds purchased	—	6,800
Long-term debt and other borrowings	1,740,240	1,405,602
Other liabilities	113,481	63,903

Total liabilities	8,785,854	6,705,990

Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock - no par value; $1,000 per share stated value; 1,000 authorized, 181 issued and outstanding.	175,907	—
Common stock - no par value; $0.25 per share stated value; 100,000 authorized; 46,617 shares issued and outstanding at December 31, 2008 and 46,127 at December 31, 2007	11,659	11,537
Surplus	120,137	103,953
Retained earnings	471,531	537,065
Accumulated other comprehensive income	9,203	15,801

Total shareholders’ equity	788,437	668,356

Total liabilities and shareholders’ equity	$9,574,291	$7,374,346

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006

	(in thousands except per share amounts)

Interest income:
Loans	$458,200	$532,208	$508,348
Investment securities - trading	6,833	—	—
Investment securities - available-for-sale	51,175	48,567	55,795
Other	3,125	2,834	383

Total interest income	519,333	583,609	564,526

Interest expense:
Deposits	91,422	129,728	116,836
Securities sold under agreements to repurchase	11,658	10,619	9,719
Federal funds purchased	1,418	7,378	8,335
Long-term debt and other borrowings	74,321	74,686	55,877

Total interest expense	178,819	222,411	190,767

Net interest income	340,514	361,198	373,759
Provision for loan losses	218,335	113,272	64,693

Net interest income after provision for loan losses	122,179	247,926	309,066

Non-interest income:
Refund transfer fees	68,731	45,984	44,939
Gain on sale of RALs, net	44,580	41,822	43,163
Service charges and fees	33,228	40,694	42,654
Trust and investment advisory fees	25,392	24,220	20,284
Gain on leasing portfolio sale, net	—	24,344	—
Loss on securities, net	(3,346)	(1,106)	(8,610)
Other	7,484	8,631	10,978

Total non-interest income	176,069	184,589	153,408

Non-interest expense:
Salaries and employee benefits	127,893	128,259	130,749
Refund program marketing and technology fees	46,257	44,500	54,706
Occupancy expense, net	25,440	21,952	19,631
Goodwill impairment	22,068	—	—
Furniture, fixtures and equipment, net	8,853	9,551	10,492
Other	109,057	71,180	99,486

Total non-interest expense	339,568	275,442	315,064

(Loss)/income before provision for income taxes	(41,320)	157,073	147,410
(Benefit)/provision for income taxes	(18,570)	56,185	52,870

Net (loss)/income	(22,750)	100,888	94,540

Dividends and accretion on preferred stock	1,094	—	—

Net (loss)/income available to common shareholders	$(23,844)	$100,888	$94,540

(Loss)/income per common share - basic	$(0.52)	$2.15	$2.02
(Loss)/income per common share - diluted (Note 3)	$(0.52)	$2.14	$2.01
Average number of common shares - basic	46,273	46,816	46,770
Average number of common shares - diluted (Note 3)	46,644	47,082	47,099
Dividends declared per common share	$0.88	$0.88	$0.88

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Net (loss)/income	$(22,750)	$100,888	$94,540

Other comprehensive (loss)/income, net:
Unrealized (loss)/gain on securities AFS, net	(4,785)	3,435	6,810
Impairment loss on securities, net	3,333	1,732	5,077
Realized loss/(gain) on sale of securities AFS included in income, net	72	(1,110)	(88)
Postretirement benefit obligation arising during period, net	(5,218)	1,566	—

Net other comprehensive (loss) income	(6,598)	5,623	11,799

Comprehensive (loss)/income	$(29,348)	$106,511	$106,339

Amount of losses reclassified out of accumulated other comprehensive income into earnings for the period was $5.9 million in 2008, $1.1 million in 2007 and $8.6 million in 2006. The income tax benefit related to these losses were $2.5 million, $451,000 and $3.6 million in 2008, 2007, and 2006, respectively.

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock			Accumulated Other Compre- hensive Income	Retained Earnings	Total Share- holder’s Equity
	Shares	Amount	Shares	Amount	Surplus

	(in thousands)

Balance, December 31, 2005:	—	—	46,631	$11,662	$107,829	$987	$424,778	$545,256
Net income	—	—	—	—	—	—	94,540	94,540
Exercise of stock options	—	—	237	60	4,401	—	—	4,461
Stock-based compensation	—	—	—	—	1,731	—	—	1,731
Restricted stock grants **	—	—	12	3	3,670	—	—	3,673
Cash dividends declared at $0.88 per share	—	—	—	—	—	—	(41,476)	(41,476)
Other comprehensive income, net	—	—	—	—	—	11,799	—	11,799
Adjustment to initially apply FASB Statement No. 158	—	—	—	—	—	(2,608)	—	(2,608)

Balance, December 31, 2006	—	—	46,880	11,725	117,631	10,178	477,842	617,376

Net income	—	—	—	—	—	—	100,888	100,888
Repurchased shares, net	—	—	(1,091)	(273)	(24,671)	—	—	(24,944)
Exercise of stock options	—	—	291	73	5,058	—	—	5,131
Stock-based compensation	—	—	—	—	1,877	—	—	1,877
Restricted stock grants **	—	—	47	12	4,058	—	—	4,070
Cash dividends declared at $0.88 per share	—	—	—	—	—	—	(41,665)	(41,665)
Other comprehensive income, net	—	—	—	—	—	5,623	—	5,623

Balance, December 31, 2007	—	—	46,127	11,537	103,953	15,801	537,065	668,356

Net loss	—	—	—	—	—	—	(22,750)	(22,750)

Issuance of preferred stock and common stock warrants	181	175,907	—	—	4,709	—	(1,094)	179,522

Issuance of common stock	—	—	407	102	7,080	—	—	7,182

Exercise of stock options	—	—	19	4	283	—	—	287

Stock-based compensation	—	—	—	—	1,330	—	—	1,330

Restricted stock grants **	—	—	64	16	2,782	—	—	2,798

Cash dividends declared at $0.88 per share	—	—	—	—	—	—	(41,114)	(41,114)

Adoption of EITF 06-4 Split Dollar Life Insurance	—	—	—	—	—	—	(576)	(576)

Other comprehensive income, net	—	—	—	—	—	(6,598)	—	(6,598)

Balance, December 31, 2008	181	$175,907	46,617	$11,659	$120,137	$9,203	$471,531	$788,437

**	The amount recognized as compensation expense related to restricted stock awards was $2.9 million, $4.1 million and $3.7 million in 2008, 2007 and 2006, respectively.

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Cash flows from operating activities:
Net (Loss)/income	$(22,750)	$100,888	$94,540
Adjustments to reconcile net (loss)/income to cash provided by operating activities:
Provision for loan losses	218,335	113,272	64,693
Depreciation and amortization	24,552	19,976	39,223
Stock-based compensation	4,205	6,034	5,479
Excess tax benefit of stock-based compensation	(51)	(821)	(1,699)
Deferred income taxes	(50,218)	8,835	(17,046)
Net amortization of discounts and premiums for investment securities	(9,087)	(11,487)	(4,954)
Goodwill impairment	22,068	—	—
(Gains)/Losses on:
Sale of loans, net	(46,571)	(67,750)	(45,192)
Securities, AFS	5,877	1,076	8,610
Futures	4,937	—	—
Sale of branches, net	(3,099)	—	—
Loans originated for sale and principal collections, net	11,137	345	—
Changes in:
Other assets	(56,157)	(21,873)	1,970
Other liabilities	54,265	4,745	5,846
Trading securities, net	(67,077)	(146,864)	—
Servicing rights, net	572	(2,433)	11

Net cash provided by operating activities	90,938	3,943	151,481

Cash flows from investing activities:
Proceeds from loan sales	2,246,519	2,111,798	1,479,631
Proceeds from sale of available-for-sale securities	123,565	317,647	—
Principal pay downs and maturities of available-for-sale securities	567,801	301,703	271,545
Purchase of available-for-sale securities	(692,392)	(326,603)	(52,435)
Loan originations and principal collections, net	(2,681,546)	(2,171,239)	(2,311,606)
Purchase of tax credit investments	(10,488)	(12,875)	(8,070)
Purchase of Federal Home Loan Bank stock	(11,901)	(4,621)	(20,644)
Purchase of premises and equipment, net	(14,163)	(10,079)	(15,263)
Proceeds from sale of other real estate owned, net	420	36	—

Net cash (used)/ provided by investing activities	(472,185)	205,767	(656,842)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Cash flows from financing activities:
Net increase/ (decrease) in deposits	1,629,704	(82,589)	28,535
Net increase/ (decrease) in short-term borrowings	296,157	(132,169)	55,712
Proceeds from long-term debt and other borrowings	455,000	330,000	717,608
Re-payment of long-term debt and other borrowings	(347,272)	(277,304)	(265,801)
Proceeds from issuance of common stock	7,485	4,446	4,318
Payments to repurchase common stock	—	(24,944)	—
Cash dividends paid on common stock	(41,114)	(41,665)	(41,476)
Excess tax benefit of stock-based compensation	51	821	1,699
Proceeds from issuance of preferred stock and common stock warrants, net	179,522	—	—
Others, net	(93)	598	68

Net cash provided/(used) by financing activities	2,179,440	(222,806)	500,663

Net increase/(decrease) in cash and cash equivalents	1,798,193	(13,096)	(4,698)
Cash and cash equivalents at beginning of year	141,086	154,182	158,880

Cash and cash equivalents at end of year	$1,939,279	$141,086	$154,182

Supplemental disclosure:
Cash paid during the period for:
Interest	$171,879	$229,894	$187,803
Income taxes	45,501	45,975	59,230
Non-cash investing activity:
Net transfers from loans held for investment to loans held for sale	$153,311	$68,343	$—
Transfers from loans held for sale to securities available-for-sale	82,106	285,080	—
Investment tax credit commitments	17,369	50,553	75
Transfers to other real estate owned	4,166	503	—

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PCB is a bank holding company organized under the laws of the state of California. PCB provides a full range of commercial and consumer banking services to households, professionals, and businesses through its wholly-owned subsidiary PCBNA. These banking services include depository, lending and wealth management services. PCBNA’s lending products include commercial, consumer, commercial and residential real estate loans and SBA loans. PCBNA is also one of the largest nationwide providers of financial services related to the electronic filing of income tax returns including the RAL and RT business products. Depository services include checking, interest-bearing checking (“NOW”), money market (“MMDA”), savings, and CD accounts, as well as safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashiers checks. PCBNA offers a wide range of wealth management services through the Wealth Management segment which includes two wholly-owned subsidiaries, MCM and REWA and a 20% interest in Veritas. The Wealth Management segment offers a wide range of trust and investment advisory services as well as the same loan and deposit products offered to the Community and Commercial Banking customers.

PCBNA conducts its banking services under five brand names: Santa Barbara Bank & Trust (“SBB&T”), First National Bank of Central California (“FNB”), South Valley National Bank (“SVNB”), San Benito Bank (“SBB”), and First Bank of San Luis Obispo (“FBSLO”). The SBB&T offices are located in Santa Barbara, Ventura and Los Angeles counties. Banking offices are located in eight counties in the central coast of California from Los Angeles to Santa Clara.

Basis of Presentation

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to practices within the financial services industry. The accounts of the Company and its consolidated subsidiaries are included in these Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated.

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

Certain amounts in the 2007 and 2006 financial statements have been reclassified to be comparable with classifications used in the 2008 financial statements.

Consolidation of Subsidiaries and Variable Interest Entities

PCB has five wholly-owned subsidiaries. PCBNA, a banking subsidiary and four unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in Note 14, “Long-term Debt and Other Borrowings” of these Consolidated Financials Statements.

PCBNA has four wholly-owned consolidated subsidiaries:

■	MCM and REWA, two registered investment advisors that provide investment advisory services to individuals, foundations, retirement plans and select institutional clients.

■	SBBT RAL Funding Corp. which is utilized as part of the financing of the RAL program as described in Note 7, “RAL and RT Programs”.

■	PCB Service Corporation, utilized as a trustee of deeds of trust in which PCBNA is the beneficiary.

PCBNA also retains ownership in several low-income housing partnerships that generate tax credits. These partnerships are considered variable interest entities and are not consolidated into these Consolidated Financial Statements. The Company has invested $55.9 million in limited partnerships that construct low-income housing. The partnerships generate tax credits for the Company. Generally, the Company’s partnership interests are less than 50% of the total interests. Low-Income Tax Housing Partnerships are not required to be consolidated into the Company’s Consolidated Financial Statements.

In late 2007, Veritas was organized. PCBNA made an initial investment of $250,000 in Veritas. An additional investment of $750,000 was made in late January 2008. Veritas commenced operations in the second quarter of 2008. PCBNA’s variable interest in Veritas includes $1.0 million of equity at risk and an $80,000 loss which accounts for a 20% investment share of Veritas’ for 2008. PCBNA’s share of Veritas’ loss is included in the Company’s Consolidated Financial Statements using the equity method. PCBNA is not the primary beneficiary and therefore the Company has not included 100% of Veritas’ financial results into the Company’s Consolidated Financial Statements.

The Company does not have any other entities that should be considered for consolidation.

Cash Reserve Requirement

All depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the FRB for their area. The amount of the reserve may vary each day as banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The average daily cash reserve balances required to be maintained by PCBNA totaled approximately $7.9 million in 2008 and $4.3 million in 2007. In addition, PCBNA must maintain sufficient balances to cover the checks written by bank customers that are clearing through the FRB because they have been deposited at other banks.

Investment Securities

All investments reported by the Company as securities are debt securities. Securities may be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is initially decided at the time of purchase. All securities currently held by the Company are classified as AFS or trading. At December 31, 2008 and 2007, the Company did not hold any of its securities in a held-to-maturity portfolio.

Securities classified as AFS and trading are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. When the fair value of the security portfolio increases, the security balance increases and when the fair value declines, the security balance decreases. As the fair value of AFS securities changes, the changes are reported net of income tax as an element of OCI, except for impaired securities. When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to non-interest income. The changes in the fair value of the trading securities are reported in non-interest income.

When the estimated fair value of a security is lower than the book value, a security is considered to be impaired. In Note 4, “Securities” of these Consolidated Financial Statements, the Company is required to disclose whether the impairment is temporary or other than temporary for all securities held in the AFS portfolio. Quarterly, the Company reviews impaired securities to determine whether the impairment is other than temporary. Factors that would be considered in deciding whether the impairment is other than temporary include:

■	the nature of the investment;

■	the cause(s) of the impairment;

■	the severity and duration of the impairment;

■	the strength of the market for the security;

■	the length of time the Company intends and is able to hold the security; and

■	credit ratings for the security and its sector.

If the impairment is determined to be other than temporary, the Company recognizes the impairment by accounting for the loss in the statement of operations within non-interest income in the period in which the impairment occurs. As explained in Note 4, “Securities” of these Consolidated Financial Statements, in December 2007, Management changed their intent to no longer hold certain MBS held in the AFS portfolio until recovery or maturity. Due to the change of intent by Management, the Company recognized unrealized losses for the AFS MBS portfolio through the statement of operations and unrealized gains through OCI.

Interest income is recognized based on the coupon rate and increased by the accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security using the interest method.

PCBNA is a member of both the FRB and the FHLB and, as a condition of membership in both organizations; it is required to purchase stock. In the case of the FRB, the amount of stock that is required to be held is based on PCBNA’s capital. As PCBNA’s capital increased additional stock in the FRB was required to be purchased. The required ownership of FHLB stock is based on the borrowing capacity used by PCBNA. These investments are considered equity securities with no actively traded market. Therefore, the shares are considered restricted investment securities and reported in other assets in the Consolidated Balance Sheets. Such investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in other income.

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

The Company generally holds loans for investment and has the intent and ability to hold loans until their maturity and therefore, they are reported at book value. Periodically, the Company identifies loans it expects to sell prior to maturity. When loans are identified to be sold, they are reclassified as held for sale and reported at the lower of cost or fair value in the Consolidated Balance Sheets. Included in a loan’s cost are unearned deferred fees and costs and credit discounts specifically relating to the loans held for sale. At December 31, 2008 and 2007, the Company had $11.1 million and $68.3 million, respectively of loans classified as held for sale. Additional information regarding loans classified as held for sale is disclosed in Note 5, “Loans” of these Consolidated Financial Statements.

In September 2008, the Bank started originating mortgage loans for sale. When a mortgage loan is originated for sale, the loan is segregated from the mortgage loans originated for investment. The loans are segregated due to the short period of time they are held and therefore no allowance for loan loss, deferred fees or expenses are reported for loans held for sale. The loans are generally held for less than thirty days. If a loan has been reported as held for sale for more than 60 days, the loan is reclassified as a loan held for investment. Some of the loan commitments which the Bank plans to sell also have interest rate lock commitments for approximately 30 days with potential borrowers. The mortgage rate lock agreements with borrowers qualify as derivatives under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The value of these derivatives is nominal as rate lock commitments are entered into at current market rates. The Bank does not collect a fee for these interest rate locks. These mortgage rate lock commitments are not material the Company’s Consolidated Financial Statements and, therefore are not recorded. At December 31, 2008 the Company had $18.7 million in notional outstanding mortgage loan rate lock commitments.

Nonaccrual Loans: When a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. Generally, the Company places loans in a nonaccrual status and ceases recognizing interest income when the loan has become delinquent by more than 90 days and/or when Management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well secured by collateral and collection is in process.

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

Impaired Loans: A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Most impaired loans are classified as nonaccrual. However, there are some loans that are termed impaired because of doubt regarding collectibility of interest and principal according to the contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as nonaccrual. A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. The Bank determines a loan is impaired in accordance with SFAS 114 utilizing the fair value of the collateral for collateral dependent loans or an analysis of the discounted cash flows.

Troubled Debt Restructured Loans: A loan is restructured when the Bank determines that a borrower’s financial condition has deteriorated but, still has the ability to repay the loan. A loan is considered restructured when the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

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

RAL and RT Programs

RALs

RALs are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund and subject to an underwriting process prior to approval. At the request of the taxpayer, the refund claim is paid by the IRS to the Bank once the tax return has been processed. This constitutes the source of repayment of the RAL. Funds received from the IRS above the sum of the RAL less associated contractual fees are remitted to the taxpayer by the Bank.

The RAL funds advanced by the Bank are generally repaid by the IRS within several weeks. Therefore, the processing costs and provision for loan loss represent the major costs of these loans. This cost structure is different than for other loans since usually the cost of funds is the major cost for the Company in making a loan. Because of RALs short duration, the Bank cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Bank has structured the fees to have a fixed component to cover processing costs and a variable component to cover loan losses and the cost of funds. The customer signs a promissory note which requires the Company to report fees received for RALs as interest income.

RAL interest income varies based on the amount of the loan and not the term of the loan. The larger the loan, the greater the amount at risk from nonpayment. Therefore, the fee varies to correspond to the increased credit risk rather than the length of time the loan is outstanding.

RTs

An RT is an electronic transfer of an income tax refund directly to the taxpayer. The Company acts as a conduit from the IRS and State tax authorities to the taxpayer enabling an expedited delivery of the taxpayer’s income tax refund. There is no credit risk or borrowing cost for the Company because RTs are only delivered to the taxpayer upon receipt of the refund directly from the IRS. Payment of an RT is made in one of two ways. The Company either authorizes the tax preparer to provide a check directly to the taxpayer or the Company deposits the refund into a taxpayer’s account.

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

JH: Fees charged on RALs offered through JH include an account handling fee and a finance charge equaling a percentage of the loan amount subject to a maximum and minimum. The RT fee is a fixed amount. The amount of fees is not impacted by the amount of charge-offs related to RALs that were originated by JH.

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

Refund Anticipation Loan Securitization

The Company generally sells some of its RALs through a securitization each year during the months of January and February. To qualify as a sale, a transfer of assets must meet the criteria of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishing of Liabilities” (“SFAS 140”). To be accounted for as a sale, SFAS 140 requires that (1) assets transferred be isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; (2) each transferee has the right to pledge or exchange the assets it received; and (3) the transferor does not maintain control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

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

The securitization is active only during the first quarter and terminated prior to the end of the first quarter of each year, there are no balances, retained interests, or servicing assets to be accounted for or disclosed at March 31 of each year. Any RALs outstanding at the end of each quarter are considered as loans held for investment. In February of each year, the Company closes the securitization facility and, once the facility is closed the Company does not re-open the securitization facility until the following year. There are no balances related to RALs, securitized or otherwise, recorded on the balance sheet at December 31 of each year.

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

After reviewing the grades in the loan portfolio, the second step is to assign or allocate a portion of the allowance to groups of loans and to individual loans to cover Management’s estimate of the loss that may be present in these loans. The estimation of probable losses takes into consideration the loan grade and other factors such as:

■	loan balances

■	loan pool segmentation

■	historical loss analysis

■	identification, review, and valuation of impaired loans

■	change in the economy upon the lending activities

■	change in the concentrations of the lending activities

■	change in the growth of the lending activities

■	change in the delinquencies and classified loan trends of the lending activities

■	change in the control environments upon the lending activities

■	change in the management and staffing effectiveness upon the lending activities

■	change in the loan review effectiveness upon the lending activities

■	change in the underlying collateral values upon the lending activities

■	change in the competition/regulatory/legal issues upon the lending activities

■	change related to unanticipated events upon the lending activities

■	change and additional valuation for structured financing and syndicated national credits

GAAP, banking regulations, and sound banking practices require that the Company record this estimate of inherent losses in the form of an allowance for loan losses. When loans are determined to be uncollectible, losses are recognized and accounted for as charge-offs against this allowance. A secured consumer loan which includes residential real estate loans that are 120 days past due will be charged-off down to the fair value of the collateral. If a consumer loan is unsecured, after the loan is 120 days past due, the loan will be charged-off. For commercial Loans, these would include commercial and industrial loans and loans secured by commercial real estate, as soon as deterioration of the borrower’s credit quality is identified, the loan is put on nonaccrual. If the commercial loan is secured, the loan is charged-off down to the collateral’s fair value. When the Company recovers an amount on a loan previously charged-off, the recovery increases the amount of allowance for loan losses.

Allowance for loan loss from RALs: RALs are originated in the first and second quarters of the year. The allowance for loan losses related to RALs is applied on an aggregate level. Specifically, the Company uses loss rates from prior years to estimate the inherent losses. However, because of the uncertainty of repayment after more than three months from origination, all RALs unpaid at year-end are charged-off. Therefore, the Company does not have an allowance for loan loss for unpaid RALs at the end of any year.

Reserve for Off-Balance Sheet Commitments

In addition to the exposure to credit loss from outstanding loans, the Company is also exposed to credit loss from certain off-balance sheet commitments such as unused loan commitments and letters of credit. Losses are experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a borrower which may not be as financially sound in the current period as they were when the commitment was originally made.

As with its outstanding loans, the Company applies the same historical loss rates and qualitative factors to its off-balance sheet obligations in determining an estimate of losses inherent in these contractual obligations. The estimate for loan losses on off-balance sheet instruments is included within other liabilities and the charge to income that establishes this liability. Additional disclosure regarding Company’s reserve for off-balance sheet commitments is located in Note 5, “Loans” on page 111 of these Consolidated Financial Statements.

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

Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation. Depreciation is expensed over the estimated useful lives of the assets. For most assets accelerated methods of depreciation are used. Certain assets with shorter useful lives are depreciated utilizing the straight-line method of depreciation. The estimated average useful lives of premises and equipment are as follows:

Buildings and building improvements	31 years
Leasehold improvements	15 years
Furniture and equipment	7 years
Electronic equipment and software	4 years

Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter.

Management annually reviews Premises and Equipment in order to determine if facts and circumstances suggest that the value of an asset is not recoverable.

Leases

The Company leases a majority of its branches and support offices. Leases are accounted for as capital leases or operating leases based on the requirements of GAAP. When the terms of the lease indicate that the Company is leasing the building for most of its useful economic life or the present value of the sum of lease payments represents most of the fair value of the building, the transaction is accounted for as a capital lease. In a capital lease, the building is recognized as an asset of the Company and the net present value of the contracted lease payments is recognized as a long-term liability. The amortization charge relating to assets recorded under capital leases is included with depreciable expense.

A majority of the Company’s leases have cost-of-living adjustments based on the consumer price index. Some of the leases have fixed increases provided for in the terms or increases based on the index but have a minimum increase irrespective of the change in index. In these cases, the total fixed or minimum lease expense is recognized on a straight-line basis over the term of the lease.

Loan Servicing Rights

Included in other assets are loan servicing rights associated with the sale of loans in which the servicing of the loan is retained. The Company receives a fee for servicing loans sold. The right to receive this fee for performing servicing is of value to the Company and could be sold should the Company choose to do so. Companies engaged in selling loans and retaining servicing rights for a fee are required to recognize servicing rights as an asset. The rights are recorded at the net present value of the fees that will be collected, less estimated servicing costs, which approximates the fair value.

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

Because the rate at which consumers prepay their loans are impacted by changes in interest rates—prepayments increase as interest rates fall, and decrease as interest rates rise—the value of the servicing right changes with changes in interest rates. When prepayments increase, the Company will collect less servicing fees so the value of the servicing rights decline. A valuation of the servicing assets are performed at each reporting period and reductions to the servicing assets’ carrying value are made when the carrying balance is higher than the fair value of the servicing asset utilizing the lower of cost or market valuation methodology.

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

Trust Assets and Investment and Advisory Fees

The Company has a trust department, two subsidiaries, MCM and REWA and, a 20% interest in Veritas that have fiduciary responsibility for the assets that they manage on behalf of customers. These assets are not owned by the Company and are not reflected in the accompanying Consolidated Balance Sheets. Fees for most trust services are based on the market value of customer assets, and the fees are accrued monthly.

Earnings Per Share

The computation of basic earnings per share for all periods presented in the Consolidated Statements of Income is based on the weighted average number of shares outstanding during each year retroactively restated for stock dividends and stock splits.

Diluted earnings per share include the effect of common stock equivalents for the Company, which consist of shares issuable on the exercise of outstanding options and restricted stock awards and common stock warrants. The number of options assumed to be exercised is computed using the “treasury stock method.” This method assumes that all options with an exercise price lower than the average stock price for the period have been exercised at the average market price for the period and that the proceeds from the assumed exercise have been used for market repurchases of shares at the average market price. The Company receives a tax benefit for the difference between the market price and the exercise price of non-qualified options when options are exercised. The treasury stock method also assumes that the tax benefit from the assumed exercise of options is used to retire shares. When the Company’s net income available to common stockholders is in a loss position, the diluted earnings per share calculation utilizes average shares outstanding.

Once stock options or restricted stock vest, the shares are included in the weighted average shares outstanding.

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

Each year the Company recognizes a portion of the change in the accumulated postretirement benefit obligation (“APBO”) as an expense. This portion is called the net periodic postretirement benefit cost (the “NPPBC”). The NPPBC, is made up of several components:

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

The Accumulated Postretirement Benefit Obligation

The commitment the Company has made to provide these benefits results in an obligation that must be recognized in the financial statements. This obligation, termed the APBO, is the actuarial net present value of the obligation for: (1) already retired employees’ expected postretirement benefits; and (2) the portion of the expected postretirement benefit obligation earned to date by current employees. The net present value is that amount which if compounded at an assumed interest rate would equal the amount expected to be paid in the future.

This obligation must be re-measured each year due to changes in each of the following factors: (1) the number of employees working for the Company; (2) the average age of the employees working for the Company as this impacts how soon it would be expected that the Company will begin making payments; (3) increases in expected health care costs; and (4) prevailing interest rates. In addition, because the obligation is measured on a net present value basis, the passage of each year brings the eventual payment of benefits closer, and therefore, like the compounding of interest, increases the obligation.

Further information regarding the Company’s Postretirement Health Benefits is disclosed in Note 15, “Postretirement Benefits” of these Consolidated Financial Statements.

Other Real Estate Owned and Other Foreclosed Property

Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called OREO. OREO is originally recorded in the Company’s financial records at the fair value of the OREO, less estimated costs to sell. If the outstanding balance of the loan is greater than the fair value of the OREO at the time of the acquisition, the difference is charged-off against the allowance for loan losses.

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

At December 31, 2008 and 2007, the Company held OREO that had a recorded value, less estimated costs, of $7.1 million and $3.4 million, respectively, which is less than the Company’s estimate of the fair value of the property.

Derivative Financial Instruments

GAAP requires that all derivatives be recorded at their current fair value on the balance sheet. Certain derivative transactions that meet specified criteria, qualify for hedge accounting under GAAP. The Company does not hold any derivatives that meet the criteria for hedge accounting. If a derivative does not meet the specific criteria, gains or losses associated with changes in its fair value are immediately recognized in non-interest income.

Goodwill and Intangible Assets

In connection with the acquisitions, the Company has recorded the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. Management reviews goodwill for impairment in the third quarter of each year or if there is a triggering event which may indicate a need to review goodwill for impairment. Given this current economic downturn and the ongoing events within the banking industry, Management has deemed it prudent to assess Goodwill for impairment on a quarterly basis for the foreseeable future. The year-end goodwill analysis did not result in any additional goodwill impairment. All goodwill impairment testing is performed by an independent third party in conjunction with Management.

Based on the Company’s annual assessment for goodwill, an impairment charge of $22.1 million was recorded in non-interest expense in the third quarter of 2008. Management does not believe that any further impairment of goodwill has occurred based on its year-end assessment.

Intangible assets are generally acquired in an acquisition. If the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so, the acquired intangible asset will be a separately recognized asset. Such intangible assets are subject to amortization over their useful lives. Among these intangible assets are core deposit intangibles and customer relationship intangibles. The Company amortizes core deposit intangibles over their estimated useful life. The customer relationship intangible is amortized in proportion to and over the life of the anticipated service fee revenue.

With the July 2006 acquisition of MCM and January 2008 acquisition of REWA, the goodwill and core relationship intangible asset are included in the Wealth Management segment.

In Note 10, “Goodwill and Other Intangible Assets” of these Consolidated Financial Statements for additional information and disclosure.

Segments

GAAP requires that the Company disclose certain information related to the performance of various segments of its business. Segments are defined based on how the Chief Executive Officer of the Company views the Company’s operations. Management has determined that the Company has four reportable operating segments: Community Banking, Commercial Banking, RAL and RT Programs and Wealth Management. The All Other segment consists of the administrative support units and PCB. The factors used in determining these reportable segments are explained in Note 24, “Segments” of these Consolidated Financial Statements beginning on page 142.

Stock-Based Compensation

The Company grants non-qualified stock options and restricted stock. All stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS 123R”). The accounting for stock-based compensation expense is disclosed in Note 19 “Shareholders’ Equity” of these Consolidated Financial Statements.

SFAS 123R requires issuers to record compensation expense over the vesting period of the share-based award. The amount of compensation expense to be recognized over this term is the “fair value” of the options at the time of the grant utilizing a binomial option-pricing model. The option-pricing model computes fair value for the options based on the length of their term, the volatility of the stock price in past periods, and other factors.

The Company also grants restricted stock as a form of employee and director compensation. Restricted stock is expensed over the vesting period. A valuation model is not used for pricing restricted stock since the value is based on the closing price of the Company’s stock on the grant date. The amount of expense is based on the shares granted multiplied by the stock price on the date of the grant. When the restricted stock vests, the employee receives the stock.

Other Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted SFAS 157 on January 1, 2008. There was no financial impact to the Consolidated Financial Statements upon adoption. For additional information on the fair value of certain financial assets and liabilities, see Note 23, “Fair Value of Financial Instruments” of these Consolidated Financial Statements on page 138.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option (“FVO”) may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not to portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. The Company did not elect the adoption of SFAS 159 for any of its existing financial assets or liabilities as of January 1, 2008. In the subsequent event footnote of the first quarter

Form 10-Q, the Company disclosed its intent to elect the FVO for certain FHLB advances. However, the Company has since determined that it is unable to obtain the necessary inputs for the selected liabilities on a consistent and repeatable basis since they are unique and not from active markets. As such, the Company has not fair valued any of its FHLB advances.

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

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS No. 140-3”). The objective of FSP FAS No. 140-3 is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. Under the guidance in FSP FAS No. 140-3, there is a presumption that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement for purposes of evaluation under SFAS No. 140. If certain criteria are met, however, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP FAS No. 140-3 is effective for fiscal years and interim periods beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP FAS 140-3 to have a material impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Management has increased the disclosures for the derivative instruments held in these Consolidated Financial Statements to comply with SFAS 161. For additional information on the derivative instruments held by the Company, see Note 22, “Derivative Instruments” of these Consolidated Financial Statements on page 137.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity shall consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on the Company’s Consolidated Financial Statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on the Company’s Consolidated Financial Statements.

2.	ACQUISITIONS AND DISPOSITIONS

On January 4, 2008, PCBNA acquired the assets of REWA, a San Luis Obispo, California-based registered investment advisor which provides personal and financial investment advisory services to individuals, families and fiduciaries. On the date of purchase, REWA managed assets of $464.1 million. PCBNA initially paid approximately $7.0 million for substantially all of the assets and liabilities of REWA (with an additional contingent payment due five years after the purchase date) and formed a new wholly-owned subsidiary of PCBNA by the same name. As a result of the acquisition of REWA, the Company recorded $4.2 million of goodwill and $2.8 million of other intangible assets. The goodwill associated with the purchase of REWA will be reviewed annually for impairment. The other intangible assets will be amortized over their individual expected lives and analyzed quarterly for impairment. The clients of REWA will continue to be served by the same principal and support staff.

On May 16, 2006, PCBNA entered into an Asset Purchase Agreement with MCM, a California-based registered investment advisor which at July 1, 2006 managed assets in excess of $850 million and provided planning and investment solutions to individuals, foundations, retirement plans and select institutional clients. The MCM acquisition gave the Company the opportunity to provide an expanded array of products to our existing wealth management clients and provide PCBNA’s products to MCM’s clientele. On July 1, 2006, PCBNA acquired MCM for an initial cash payment of approximately $7.0 million with additional contingent payments due in succeeding years. In exchange, PCBNA acquired substantially all of the assets and liabilities of MCM and formed a new wholly-owned subsidiary of PCBNA by the same name, MCM. In connection with the acquisition of MCM, the Company has recorded $4.7 million of goodwill and $2.3 million for the customer relationship intangible. The customer relationship intangible began amortization at the date of purchase and will be amortized based on an estimated life of 15 years with adjustments based on forecasted cash flows.

The Company has not disclosed pro forma financial information about combined operations, as the acquisitions were not material to the Company as a whole.

In October 2008, the Company sold $54.4 million of deposits and associated buildings and equipment from the Santa Paula and Harvard branches and, $30.4 million of various types of real estate secured, small business loans and lines of credit and consumer loans to Ojai Community Bank. For a more detailed discussion on the loans sold, refer to Note 6, “Loan Sales and Transactions” of these Consolidated Financial Statements. The Company recorded a $3.1 million gain on sale related to this transaction.

3.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share. The denominator of the diluted earnings per share ratio includes the effect of dilutive securities. The securities outstanding that are potentially dilutive are employee stock options, restricted stock and common stock warrants.

	Year Ended December 31,
	2008		2007	2006

	(in thousands except per share amounts)

Net (loss)/income	$(22,750)		$100,888	$94,540
Less: Dividends and accretion on preferred stock	1,094		—	—

Net (loss)/income available to common shareholders	$(23,844)		$100,888	$94,540

Basic weighted average shares outstanding	46,273		46,816	46,770
Dilutive effect of stock options	368		266	329
Dilutive effect of common stock warrants	3		—	—

Diluted weighted average shares outstanding	46,644		47,082	47,099

(Loss)/income per common share - basic	$(0.52)		$2.15	$2.02
(Loss)/income per common share - diluted	$(0.52)	(1)	$2.14	$2.01

(1)	(Loss)/income per diluted common share for the year ended December 31, 2008 is calculated using basic weighted average shares outstanding.

For the years ended December 31, 2008, 2007 and 2006, the average outstanding unexercised stock options of 1,265,000, 980,000 and 142,000 shares, respectively were not included in the computation of earnings per share because they were anti-dilutive. For the year ended December 31, 2008, 1,509,000 of common stock warrants which were not included in the computation of earnings per share because they were anti-dilutive. The common stock warrants were issued in conjunction with the preferred stock issued to the U.S. Treasury in November 2008. For more information related to the common stock warrants, refer to Note 19, “Shareholders’ Equity” of these Consolidated Financial Statements. For the years ended December 31, 2007 and 2006, the Company did not have any common stock warrants.

4.	SECURITIES

A summary of securities held by the Company at December 31, 2008 and 2007 is as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)

Trading Securities:
Mortgage-backed securities (3)	$213,939	$—	$—	$213,939

Total trading securities	213,939	—	—	213,939

Available-for-Sale:
U.S. Treasury obligations (1)	36,826	649	—	37,475
U.S. Agency obligations (2)	590,471	9,767	(108)	600,130
Collateralized mortgage obligations	20,731	142	(3,781)	17,092
Mortgage-backed securities (3)	203,141	9,115	—	212,256
Asset-backed securities	1,962	—	(928)	1,034
State and municipal securities	298,929	17,042	(5,215)	310,756

Total available-for-sale securities	1,152,060	36,715	(10,032)	1,178,743

Total Securities	$1,365,999	$36,715	$(10,032)	$1,392,682

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)

Trading Securities:
Mortgage-backed securities (3)	$146,862	$—	$—	$146,862

Total trading securities	146,862	—	—	146,862

Available-for-Sale
U.S. Treasury obligations (1)	39,803	194	—	39,997
U.S. Agency obligations (2)	477,281	2,284	(75)	479,490
Collateralized mortgage obligations	23,838	120	(97)	23,861
Mortgage-backed securities (3)	382,003	940	—	382,943
Asset-backed securities	2,194	4	—	2,198
State and municipal securities	222,705	26,300	(607)	248,398

Total available-for-sale securities	1,147,824	29,842	(779)	1,176,887

Total Securities	$1,294,686	$29,842	$(779)	$1,323,749

(1)	U.S. Treasury obligations are securities that are backed by the full faith and credit of the United States Government.

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

Trading Securities

At December 31, 2008 and 2007, the Company held $213.9 million and $146.9 million, respectively of securities classified as trading. In January 2008 and October 2008, the Company recharacterized certain residential real estate loans into a guaranteed mortgage securitization, increasing the balance in this portfolio.

Available-for-Sale Securities

At December 31, 2008 and 2007, the Company held $1.18 billion of securities in an AFS portfolio. Generally, AFS securities’ unrealized gains or losses are accounted for by adjusting the carrying amount of the securities, and losses with a corresponding amount in OCI, which is then adjusted by a deferred tax asset or liability at our statutory tax rate of 42.05%. In December 2007, Management changed its intent with regard to holding its AFS MBS to maturity or ultimate recovery. As a result, the Company recognized a $5.8 million and $3.0 million of impairment loss at December 31, 2008 and 2007, respectively, because without the intent to hold until recovery, the securities could no longer be regarded as temporarily impaired. This decision was made during the fourth quarter of 2007, for strategic balance sheet and interest rate risk management purposes, as well as to provide additional liquidity for the Company.

In December 2006, the Company decided to sell securities purchased in 2003 and 2004 as part of a “leveraging strategy”. While not sold until early 2007, the Company recognized an $8.8 million impairment loss due to a change in intent to hold these securities. When the sale was executed in the first quarter of 2007, the securities had recovered a portion of their value due to changes in interest rates. The Company recognized a $1.6 million gain, for a total recognized net loss of $7.2 million on these securities. The proceeds from the sale were used to reduce wholesale borrowings and to reinvest in higher yielding securities.

Fair values on securities at each reporting period are either the fair value for the same security or a security with similar characteristics. Fair values are obtained from independent sources. If a security is in an unrealized loss position for more than twelve months, Management is required to determine whether or not each security is temporarily or permanently impaired.

The following table shows all AFS securities that are in an unrealized loss position and temporarily impaired as of December 31, 2008 and 2007.

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(in thousands)
US Treasury/US Agencies	$116,348	$(108)	$—	$—	$116,348	$(108)
Municipal Bonds	78,816	(4,057)	7,351	(1,158)	86,167	(5,215)
Collateralized mortgage obligations	8,352	(2,986)	3,075	(795)	11,427	(3,781)
Asset-backed Securities	1,034	(928)	—	—	1,034	(928)

Total	$204,550	$(8,079)	$10,426	$(1,953)	$214,976	$(10,032)

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(in thousands)

U.S. Treasury/U.S. Agencies	$24,999	$(1)	$64,044	$(74)	$89,043	$(75)
Municipal Bonds	12,361	(361)	12,877	(246)	25,238	(607)
Collateralized mortgage obligations	—	—	4,131	(97)	4,131	(97)

Total	$37,360	$(362)	$81,052	$(417)	$118,412	$(779)

In Management’s opinion, the unrealized losses of AFS securities of $10.0 million at December 31, 2008 are a result of market interest rate fluctuations and the current economic environment. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2008. The Company has the ability and the intention to hold these securities until their fair values recover. As such, Management does not believe that there are any securities, other than the AFS MBS identified as impaired as disclosed above that are other-than-temporarily impaired, and therefore, no additional impairment charges are warranted. Management is aware of one asset backed security held in the investment portfolio that has some sub-prime loans as the underlying collateral but, this security is rated AAA and, all principal and interest payments are current.

Contractual Maturities for Securities Portfolio

The amortized cost and estimated fair value of debt securities at December 31, 2008 and 2007, by contractual maturity, are shown in the table below.

	December 31,
	2008	2007

	(in thousands)
Amortized cost:
Trading
In one year or less	$—	$—
After one year through five years	73,241	—
After five years through ten years	93,401	146,862
After ten years	47,297	—

Total trading securities	213,939	146,862

Available-for-Sale
In one year or less	296,268	225,583
After one year through five years	307,369	355,079
After five years through ten years	340,919	387,860
After ten years	207,504	179,302

Total available-for-sale securities	1,152,060	1,147,824

Total securities	$1,365,999	$1,294,686

	December 31,
	2008	2007

	(in thousands)
Estimated fair value:
Trading
In one year or less	$—	$—
After one year through five years	73,241	—
After five years through ten years	93,401	146,862
After ten years	47,297	—

Total trading securities	213,939	146,862

Available-for-Sale
In one year or less	296,802	225,921
After one year through five years	313,809	357,884
After five years through ten years	357,732	393,315
After ten years	210,400	199,767

Total available-for-sale securities	1,178,743	1,176,887

Total Securities	$1,392,682	$1,323,749

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

Sales and Calls of Securities

The following table summarizes the securities sold and called for the last three years.

	December 31, 2008
	Proceeds	Gross Gains	Gross Losses

	(in thousands)
Trading:
Sales	$149,003	$2,348	$—
Available-for-sale:
Sales	$123,565	$152	$(302)
Calls	$292,357	$199	$(176)

	December 31, 2007
	Proceeds	Gross Gains	Gross Losses

	(in thousands)
Trading:
Sales	$993	$—	$(2)
Calls	$—	$—	$—
Available-for-sale:
Sales	$317,647	$1,647	$(118)
Calls	$83,521	$390	$(4)

	December 31, 2006
	Proceeds	Gross Gains	Gross Losses

	(in thousands)
Available-for-sale:
Sales	$—	$—	$—
Calls	$9,702	$157	$(6)

Securities Pledged

Securities with a carrying value of approximately $1.01 billion and $1.03 billion at December 31, 2008 and 2007, respectively, were pledged to secure public funds, trust deposits, repurchase agreements and other borrowings as required or permitted by law.

5.	LOANS

Loans held for sale

At December 31, 2008 and 2007, the Company held $11.1 million and $68.3 million, respectively as loans held for sale. Loans held for sale are reported at the lower of cost or market. Loans held for sale at December 31, 2008 consisted of $1.1 million of residential real estate and $10.0 million of SBA loans which were originated for sale. On December 21, 2007, the Company entered an agreement to sell $68.2 million of adjustable rate residential real estate loans with a book value of $68.0 million. In exchange for the loans sold, MBS securities were received with the same underlying loans and placed in the trading portfolio. All of the residential real estate loans classified as held for sale at December 31, 2008 were sold by the end of January 2009. All loans in held for sale at December 31, 2007 were sold in January 2008.

Loans held for investment

The composition of the Company’s loans held for investment portfolio is as follows:

	December 31,
	2008	2007

	(in thousands)

Real estate:
Residential - 1 to 4 family	$1,098,592	$1,075,663
Multi-family residential	273,644	278,935
Commercial	2,031,790	1,568,336
Construction	553,307	651,307
Commercial loans	1,159,843	1,187,233
Home equity loans	448,650	394,331
Consumer loans	196,482	200,094
Other	2,548	3,257

Total	$5,764,856	$5,359,156

The loan balances above are net of net deferred loan origination fees, commitment, extension fees and origination costs of $7.7 million for 2008 and $6.9 million for 2007.

Impaired Loans

The table below summarizes the impaired loan information reported within the loans held for investment.

	December 31,
	2008	2007

	(in thousands)

Impaired loans with specific valuation allowance	$79,939	$51,998
Valuation allowance related to impaired loans	(17,768)	(3,944)
Impaired loans without specific valuation allowance	95,273	6,171

Impaired loans, net	$157,444	$54,225

The table below summarizes interest income received and recognized for impaired loans.

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Average investment in impaired loans for the period	$129,922	$18,362	$35,375
Interest recognized during the period for impaired loans	$17,585	$5,518	$2,891
Interest received in cash during the period for impaired loans at year-end	$8,170	$4,751	$2,347

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. The Bank determines a loan is impaired in accordance with SFAS 114 utilizing the fair value of the collateral for collateral dependent loans or an analysis of the discounted cash flows. The valuation allowance amounts disclosed above are included in the allowance for loan losses reported in the balance sheets for December 31, 2008 and 2007. The increase in net impaired loans is mostly attributed to the current economic conditions which primarily impacted the Bank’s construction loan portfolio. At December 31, 2008, the construction loan portfolio had net impaired loans of $117.1 million or 74.4% of the total net impaired loans. A majority of these loans are in a nonaccrual status at December 31, 2008, also increasing the nonaccrual loans disclosed in the table below.

Nonaccrual and Past Due Loans Still Accruing

The table below summarizes loans classified as nonaccrual:

	December 31,
	2008	2007

	(in thousands)

Nonaccrual loans	$186,610	$72,186
Loans past due 90 days or more on accrual status	14,045	1,131
Troubled debt restructured loans	33,737	—

Total nonperforming loans	234,392	73,317
Foreclosed collateral	7,100	3,357

Total nonperforming assets	$241,492	$76,674

Contractual interest on impaired loans	$17,013	$3,679
Interest collected	6,413	1,728

Foregone interest	$10,600	$1,951

Nonperforming loans as a percentage of total loans held for investment	4.07%	1.37%
Total nonperforming assets to total assets	2.52%	1.04%
Allowance for loan losses as a percentage of nonperforming loans	60%	61%

Total nonaccrual loans increased by $114.4 million. Nonaccrual loans in the construction loan portfolio increased by $101.2 million at December 31, 2008. The Company had troubled debt restructured loans (“TDRs”) of $33.7 million compared to no TDRs at December 31, 2007. Several of the TDRs were also from the construction loan portfolio and account for $28.2 million of the restructured loans. Prior to the loans becoming TDRs, the Company charged-off $8.7 million of the loan’s outstanding balance. The Company had foreclosed collateral of $7.1 million and $3.4 million as of December 31, 2008 and 2007, respectively. The increase in foreclosed collateral is mostly land and commercial buildings which consist of $6.1 million of the $7.1 million balance at December 31, 2008.

Refund Anticipation Loans

For the discussion of the RALs and the securitization of RALs see Note 7, “RAL and RT Programs” on page 113 of these Consolidated Financial Statements.

Pledged Loans

At December 31, 2008, loans secured by residential and commercial real estate with principal balances totaling $2.98 billion were pledged to FHLB and $1.29 billion were pledged as collateral to the FRB as collateral for borrowings.

These amounts pledged do not represent the amount of outstanding borrowings that are required to be supported by collateral. The Company borrows extensively during the first quarter of each year to fund its RAL Program.

Loan Sales and Transactions

The total gain on sale of loans for the years ended December 31, 2008, 2007 and 2006 was $46.9 million, $68.0 million and $45.2 million, respectively. The largest component of the gain on sale of loans was the gain on sale of RALs which was $44.6 million, $41.8 million and $43.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. A more detailed explanation of the gain on sale of RALs is included in Note 7, “RAL and RT Programs” of these Consolidated Financial Statements.

During 2008, the Company sold SBA loans for a gain on sale of $1.2 million, residential real estate loans for a gain on sale of $756,000 and various other types of loans in conjunction with the sale of two branches in October 2008. During 2007, the Company sold or converted to securities RAL, Lease, Indirect Auto, Residential Real Estate and SBA loans. A more detailed discussion regarding these sales are in Note 6, “Loan Sales and Transactions” of these Consolidated Financial Statements.

Unfunded Loan Commitments and Letters of Credit

As of December 31, 2008, the contractual commitments for unfunded commitments and letters of credit are as follows:

	December 31, 2008
	Total	Less than one year	One to three years	Three to five years	More than five years

	(in thousands)

Unfunded loan commitments	$1,347,723	$585,735	$151,552	$127,965	$482,471
Standby letters of credit and financial guarantees	134,730	58,091	29,063	10,766	36,810

Total	$1,482,453	$643,826	$180,615	$138,731	$519,281

Included in unfunded loan commitments are secured and unsecured lines of credit and loans.

Letters and lines of credit are commitments to extend credit and standby letters of credit for the Bank’s customers. These commitments meet the financing needs of the Bank’s customers in the normal course of business and are commitments with “off-balance sheet” risk since the Bank has committed to issuing funds for customers but, there is no current loan outstanding.

Lines of credit are obligations to lend money to a borrower. Credit risk arises when the borrowers’ current financial condition may indicate less ability to pay than when the commitment was originally made. In the case of standby letters of credit, the risk arises from the possibility of the failure of the customer to perform according to the terms of a contract. In such a situation, the third party might draw on the standby letter of credit to pay for completion of the contract and the Company would have to look to its customer to repay these funds to the Company with interest. To minimize the risk, the Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that customer.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. At December 31, 2008, the maximum undiscounted future payments that the Company could be required to make were $134.7 million. Approximately 43.1% of these arrangements mature within one year. The Company generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized by the same types of assets used as loan collateral, however several are unsecured. The Company has recorded a $452.7 million liability associated with the unearned portion of the letter of credit fees for these guarantees as of December 31, 2008.

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

The Company has exposure to loan losses from unfunded loan commitments and letters of credit. As funds have not been disbursed on these commitments, they are not reported as loans outstanding. Loan losses related to these commitments are not included in the allowance for loan losses reported in Note 7, “Allowance for Loan Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability. This loss contingency for the unfunded loan commitments and letters of credit was $8.0 million at December 31, 2008, an increase of $6.9 million since December 31, 2007. The increase in the reserve for off balance sheet commitments is discussed on pages 41 and 50 of this Form 10-K. Changes to this liability are adjusted through other non-interest expense.

The table below summarizes the loss contingency related to loan commitments.

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Beginning balance	$1,107	$1,448	$1,685
Additions (reductions), net	6,907	(341)	(237)

Balance	$8,014	$1,107	$1,448

Concentration of Lending Activities

The Company’s lending activities are primarily driven by the customers served in the market areas where the Company has branch offices in the State of California with exception of the RAL Program.

The Company monitors concentrations within five broad categories: industry, geography, product, call code, and collateral. The Company’s loan portfolio has concentration of loans collateralized by California real estate. The nature of the collateral for real estate secured loans are 1-4 units of single family residential, multifamily residential, and commercial buildings of various types. At December 31, 2008, commercial real estate, commercial and industrial and agricultural loans comprised 55.4% of the Company’s loan portfolio but, consisted of diverse borrowers. The Company has considered this concentration in evaluating the adequacy of the allowance for loan loss in the allocated component.

The Community Banking, Commercial Banking and RAL and RT Programs segments account for the majority of the loan activity for the Bank. The Community Banking segment serves consumers and small businesses by offering lines of credit, equity lines and loans, automobile loans, residential mortgage loans and debit card processing. The Commercial Banking segment serves larger business customers with traditional commercial lending products such as lines of credit, letters of credit, asset-based lending, foreign exchange services and treasury management. The RAL and RT Program segment offers RALs to consumers throughout the United States.

Related Parties

In the ordinary course of business, the Company has extended credit to directors and executive officers of the Company. These related party loans totaled $35.9 million and $37.5 million at December 31, 2008 and 2007, respectively. At December 31, 2008, the maturities of the related party loans ranged from approximately 6 months to 28 years. Such loans are subject to ratification by the Board of Directors, exclusive of the borrowing director. Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to non-related party borrowers of similar credit worthiness.

6.	LOAN SALES AND TRANSACTIONS

During 2008, 2007, and 2006, the Company sold or converted Residential Real Estate loans, RAL, SBA loans and various other types of loans.

Residential Real Estate Loans

In January and October 2008, the Company recharacterized $68.2 million and $13.9 million, respectively of residential real estate loans into a guaranteed mortage securitization which were from the loans held for investment portfolio. The Company retained the servicing on the loans and, recognized a servicing asset of $402,000 and $113,000 in January and October of 2008, respectively. The MBS were placed into the Company’s trading portfolio.

In September 2008, the Company began originating residential real estate loans for sale and recognized $134,000 gain on sale. These loans are generally sold within 30 days of origination. During 2008, $31.8 million residential real estate loans were originated for sale. Of the $31.8 million of loans originated for sale, $13.9 million were sold with servicing rights retained and $111,000 servicing right was recognized.

In October 2008, the Company sold $81.7 million of residential real estate loans from the loans held for investment portfolio and recognized a $640,000 gain on sale. The Company retained servicing on the loans sold and, recognized a servicing asset of $855,000. Since these loans were sold from the loans held for investment loan portfolio, there was $475,000 of allowance for loan losses and net deferred origination fees and expenses of negative $353,000 which were reclassified as part of the gain on sale calculation.

On December 28, 2007, the Company recharacterized $285.1 million of fixed rate residential real estate loans from the Community Banking segment to MBS with the same par amount. The Company retained the servicing on the loans sold and recognized a servicing asset of $2.7 million. The recharacterized residential real estate loans were placed into the Company’s trading portfolio.

RALs

The Company sold $2.21 billion, $1.69 billion and $1.56 billion of RALs into a securitization facility through SBBT RAL Funding Corp during the first quarter of 2008, 2007, and 2006, respectively. The net gain on sale of RALs for the years ended December 31, 2008, 2007 and 2006 were $44.6 million, $41.8 million and $43.2 million, respectively. A detailed discussion of RALs sold through the securitization is included in Note 7, “RAL and RT Programs” of these Consolidated Financial Statements.

SBA Loans

During 2008, the Company sold $38.5 million of SBA loans. The Company occasionally sells the guaranteed portion of selected SBA 7(a) loans into the secondary market, on a servicing retained basis. The Company retained the unguaranteed portion of these loans and serviced the loans as required under the SBA programs to specified yield amounts. The SBA program stipulates that the Company retain a minimum of 5% of the unguaranteed loan balance. The percentage of each unguaranteed loan in excess of 5% may be periodically sold into the secondary market, typically for a cash premium. During 2007, the Company sold $4.6 million of the unguaranteed portion of selected SBA 7 (a) loans with servicing retained and recorded an immaterial servicing liability. The SBA lending activities are included in the Commercial Banking segment.

The Company also periodically sells certain SBA 504 loans into the secondary market, on a servicing released basis, typically for a cash premium.

For the year ended December 31, 2008, 2007 and 2006, the Company recognized a gain on sale of SBA loans of $1.2 million, $2.4 million and $2.0 million, respectively. For information associated with the servicing rights see Note 11, “Loan Servicing Rights” of these Consolidated Financial Statements.

Loans sold as part of Branch Sale

In October 2008, the Company sold two retail banking branches located in Santa Paula, California as disclosed in Note 2, “Acquisitions and Dispositions” of these Consolidated Financial Statements. In conjunction with the sale of these branches, the Company also sold $30.4 million of loans. A summary of the types of loans sold were; residential real estate loans of $17.6 million, commercial real estate loans of $ 7.9 million, home equity loans and lines of credit of $3.4 million, lines of credit of $ 1.3 million and small business term loans of $183,000.

Of the $30.4 million of loans sold, $29.1 million were sold with servicing retained and, an immaterial servicing right was recognized as part of the gain on sale of the two branches.

Leases

In the second quarter of 2007, the Bank sold its leasing loan portfolio of $254.7 million of loans for a net gain on sale of $24.3 million. No servicing assets were retained by the Company in relation to the sale. This loan portfolio was reported in the Community Banking segment prior to sale.

Indirect Auto Loans

In the second quarter of 2007, the Bank sold $221.8 million of the indirect auto loan portfolio and realized a net loss on the loan portfolio sale of $850,000. The indirect auto portfolio was reported in the Community Banking segment.

7.	RAL AND RT PROGRAMS

RAL and RT Programs

The Company sells two products related to the electronic filing of tax returns. The products are designed to provide taxpayers with faster access to funds claimed by them as a refund on their tax returns. This access may be in the form of a loan—a RAL—from the Company secured by the refund claim or in the form of a facilitated electronic transfer or check prepared by their tax preparer—an RT. The RAL and RT Programs are highly seasonal. Approximately 90% of the activity occurs in the first quarter of each year.

Refund Anticipation Loans

RALs are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund and subject to an underwriting process prior to approval. At the request of the taxpayer, the refund claim is paid by the IRS to the Bank once the tax return has been processed. This constitutes the source of repayment of the RAL. Funds received from the IRS above the sum of the RAL less associated contractual fees are remitted to the taxpayer by the Bank.

The RAL funds advanced by the Bank are generally repaid by the IRS within several weeks. Therefore, the processing costs and provision for loan loss represent the major costs of these loans. This cost structure is different than for other loans since usually the cost of funds is the major cost for the Company in making a loan. Because of RALs short duration, the Bank cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Bank has structured the fees to have a fixed component to cover processing costs and a variable component to cover loan losses and the cost of funds. The customer signs a promissory note which requires the Company to report fees received for RALs as interest income.

Net interest income for RALs was $100.0 million, $105.5 million and $109.8 million, respectively for the years ended December 31, 2008, 2007 and 2006.

The following table represents RAL originations and net charge-offs for the years indicated:

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Originations:
RAL loans retained	$4,572,058	$4,150,305	$4,545,066
RAL loans securitized, net	2,205,130	1,694,489	1,557,506

Total	$6,777,188	$5,844,794	$6,102,572

Credit losses:
Charge-offs of retained RALs, net	$(21,768)	$(91,960)	(36,660)
Charge-offs of securitized RALs, net	(14,914)	(14,189)	(14,753)

Total RAL losses, net	$(36,682)	$(106,149)	$(51,413)

Unpaid RALs outstanding at the end of the year were charged off. Therefore, no RALs are reported as of December 31 of each year. As shown in the tables in Notes 5, “Loans” and Note 8, “Allowance for Loan Losses,” there are no RALs or allowance for RALs at December 31 of each year.

Fees Earned on RALs and RTs

The following table summarizes RAL and RT fees for the years indicated:

	Year Ended December 31,
	2008	2007	2006

	(dollars in thousands)

RAL:
Total RAL Fees	$108,762	$117,835	$117,518
% of Total Fees	61%	72%	72%

RT:
Total RT Fees	$68,731	$45,898	$44,939
% of Total Fees	39%	28%	28%

Total Fees	$177,493	$163,733	$162,457

Total RT transactions increased by 1.5 million or 30.8% from 4.8 million for the year ended December 31, 2007 to 6.3 million for the year ended December 31, 2008. Implementation of new credit risk management controls resulted in an increased number of RAL customer applications that were declined which then converted to an RT, resulting in the $22.8 million increase in RT fees for the year ending December 31, 2008 compared to December 31, 2007.

The following table represents changes in RAL fee income for the three years presented:

	Year Ended December 31,
	2008	2007	2006

	(dollars in thousands)

Total RAL fees	$108,762	$117,835	$117,518
Net change from prior year	(7.70%)	0.27%	82.48%

Refund Anticipation Loan Securitizations

Securitization Facility: One source of external funds the Company uses to extend RALs to customers is a securitization facility. If the securitization facility was not in place, during the peak period the amount of the RALs outstanding may result in unacceptable capital ratios for PCBNA. The securitization facility provides funds for lending and restores PCBNA’s capital to an acceptable level since the facility removes some of the RALs from the balance sheet. By the end of February, the balance of RALs is low enough so that RAL sales, through the securitization are not necessary. Individual RALs are each of a relatively small amount (approximately $3,300 per RAL for the 2008 season), so a securitization is the most efficient method to accomplish the sale of RALs. The RAL securitization occurs during the first quarter of each year and does not remain at the end of any subsequent reporting period. The 2008, 2007, and 2006 securitization facility was terminated on February 22, February 23, and February 24, respectively.

The Company has used a securitization for the last seven years, including 2008. The maximum amount of the securitization was set at $1.60 billion for the 2008 RAL season compared to $1.50 billion in 2007 and $1.10 billion for the 2006 RAL season. The capacity has increased over the last few years to accommodate the increase in RAL balances each year.

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

As of December 31, 2008, 2007 and 2006 there were no borrowings outstanding under the securitization facility.

Fees paid associated with the securitization facility include an administrative agent fee payable to the lead bank, an upfront fee, a commitment fee and a usage fee applied against the average balance of advances. There are no retained interests or servicing assets at March 31 of any year, or during any subsequent reporting period.

Repurchase of Securitized Loans: While there is no requirement that SBBT RAL Funding Corp. repurchase RALs other than those that did not meet the underwriting criteria in the purchase agreement, under SFAS 140, the seller may repurchase a minimal amount of loans as part of a “clean-up call” to close the transaction. In practice, all loans sold into the securitization are either fully repaid or repurchased by SBBT RAL Funding Corp. at the termination of the securitization in mid-February of each calendar year consistent with the terms of the Securitization Agreement. At the close of the securitization, the Company repurchased $20.9 million and $31.8 million of RALs in February 2008 and 2007, respectively, at fair value.

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

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Securitized loan fees	$64,123	$59,969	$60,867
Investor securitization costs	(2,309)	(2,383)	(1,796)
Commitment fees	(2,320)	(1,575)	(1,155)
Credit losses, net	(14,914)	(14,189)	(14,753)

Net gain on sale	$44,580	$41,822	$43,163

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

RAL provision for loan losses was $21.8 million, $92.0 million and $36.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increased provision for loan losses on RALs at December 31, 2007 was due to high loss rates in the RAL pre-file product and increased incidences of tax preparer and customer fraud that affected the traditional RAL product. The RAL pre-file product is a RAL that was offered in advance of the taxpayer’s filing of their tax return, primarily in the month of January, for a portion of the anticipated refund amount. A RAL pre-file loan is repaid once a RAL or RT is funded by the IRS. In 2007, the Company decided to no longer offer this product.

Losses associated with RALs result from the IRS not remitting funds associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud.

8.	ALLOWANCE FOR LOAN LOSSES

The following table summarizes the allowance for loan losses:

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Balance, beginning of year	$44,843	$64,671	$55,598
Loans charged off:
RALs	(53,752)	(116,726)	(60,092)
Core Bank Loans	(107,373)	(27,690)	(26,850)

Total loans charged off	(161,125)	(144,416)	(86,942)

Recoveries on loans previously charged-off:
RALs	31,984	24,766	23,432
Core Bank Loans	7,691	7,173	7,890

Total recoveries on loans previously charged-off	39,675	31,939	31,322

Net charge-offs	(121,450)	(112,477)	(55,620)

Provision for loan losses:
RALs	21,768	91,958	36,662
Core Bank Loans	196,567	21,314	28,031

Total provision for loan losses	218,335	113,272	64,693

Adjustments from loan sales	(820)	(20,623)	—

Balance, end of year	$140,908	$44,843	$64,671

9.	PREMISES AND EQUIPMENT

	December 31,
	2008	2007

	(in thousands)

Land	$5,718	$5,764
Buildings and improvements	34,205	31,894
Leasehold improvements	49,319	45,014
Furniture, fixtures and equipment	127,183	122,531
Developed software	46,668	46,668

Total cost	263,093	251,871

Less: accumulated depreciation and amortization	(184,485)	(164,950)

Premises and equipment, net	$78,608	$86,921

Software purchased by the Company is included above in furniture, fixtures and equipment. Developed software represents the accumulated balance of developed or modified software and primarily relates to the Company’s core accounting and retail delivery systems. Included in the development costs is capitalized interest. The Company’s capitalized interest costs were approximately $40,000 and $47,000 for the years ended December 31, 2007 and 2006, respectively. There was no capitalized interest expense for the year ended December 31, 2008.

Lease Obligations

The following table shows the contractual lease obligations of the Company at December 31, 2008:

	Less than one year	One to three years	Three to five years	More than five years	Total

	(in thousands)

Non-cancelable leases	$11,966	$22,357	$15,341	$40,319	$89,983
Capital leases	453	906	906	23,356	25,621

Total	$12,419	$23,263	$16,247	$63,675	$115,604

The Company leases most of its office locations and substantially all of these office leases contain multiple five-year renewal options and provisions for increased rents, principally for property taxes and maintenance. As of December 31, 2008, the minimum commitment under non-cancelable leases for the next five years and thereafter are shown in the above table. The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants. Sub-tenants leasing space from the Company under these operating leases are contractually obligated to the Company for approximately $4.2 million. Approximately 74% of these payments are due to the Company over the next three years. Total rental expense, net of sublease income, for premises included in non-interest expenses are $13.1 million in 2008, $10.8 million in 2007, and $10.0 million in 2006.

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $128.7 million and $145.7 million at December 31, 2008 and 2007, respectively. Goodwill is recorded as an asset in the Company’s balance sheets.

In January 2008, the Company purchased REWA, as disclosed in Note 2, “Mergers and Acquisitions” of these Consolidated Financial Statements. The Company recorded $4.6 million of goodwill, a $2.6 million customer relationship intangible asset and a $220,000 intangible asset for the non-compete agreements for the purchase of REWA.

Goodwill is tested for impairment during the third quarter of each year or if management determines there is a triggering event which may indicate a need to review goodwill for impairment. Given this current economic downturn and the ongoing events within the banking industry, Management has deemed it prudent to assess Goodwill for impairment on a quarterly basis for the foreseeable future. The year-end goodwill analysis did not result in any additional goodwill impairment. All goodwill impairment testing is performed by an independent third party in conjunction with Management.

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

The tables below summarize the change in the core deposit intangible by acquisition.

	December 31,
	2008			2007			2006

	(in thousands)

	San Juan Bautista	Pacific Crest Capital, Inc.	FBSLO	San Juan Bautista	Pacific Crest Capital, Inc.	FBSLO	California Bank & Trust	San Juan Bautista	Pacific Crest Capital, Inc.	FBSLO
Core deposit intangibles:
Balance, beginning of year	$17	$271	$3,234	$24	$507	$4,121	$692	$32	$1,398	$5,893
Amortization	9	162	1,179	7	236	887	692	8	891	1,772

Balance, end of year	$8	$109	$2,055	$17	$271	$3,234	$—	$24	$507	$4,121

A separate intangible asset was recorded for the customer relationship intangibles acquired with the acquisitions of REWA and MCM. The table below summarizes the activity in the customer relationship intangible.

	December 31,
	2008		2007		2006

	(in thousands)

	MCM	REWA	MCM	REWA	MCM	REWA
Customer relationship intangibles:
Balance, beginning of year	$2,221	$—	$2,285	$—	$—	$—
Additions	—	2,560	—	—	2,300	—
Amortization	490	712	64	—	15	—

Balance, end of year	$1,731	$1,848	$2,221	$—	$2,285	$—

The customer relationship intangibles are amortized based on estimated undiscounted cash flows over fifteen years.

With the purchase of REWA in January 2008, there was also a separate intangible for the non-compete agreements of $220,000 with amortization of $31,000 for the year ended December 31, 2008.

Amortization expense for the core deposit and customer relationship intangibles was $2.6 million, $1.2 million and, $3.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The intangibles have an estimated weighted average life of 9.8 years.

Below is a summary of estimated amortization expense over the next five years and thereafter:

Year	(in thousands)
2009	$1,045
2010	931
2011	931
2012	759
2013	358
Thereafter	1,915

11.	LOAN SERVICING RIGHTS

The table below summarizes the activity of the Company’s servicing rights.

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Balance beginning of year	$4,294	$1,861	$1,872
Additions, through mortgage loan sales	1,519	2,657	—
Additions, through SBA loan sales	584	577	581
Mortgage servicing rights amortized	(716)	(90)	(330)
SBA servicing rights amortized	(464)	(633)	(262)
Valuation adjustment	(1,495)	(78)	—

Balance end of year	$3,722	$4,294	$1,861

During 2008 and in December 2007, the Company sold $177.7 million and, $285.1 million of residential real estate loans and retained the servicing rights. Upon the sale of these loans, servicing rights of $1.5 million and $2.7 million were recognized during 2008 and in December 2007, respectively. Throughout 2008, 2007, and 2006 the Company sold SBA loans as described in Note 6, “Loan Sales and Transactions” of these Consolidated Financial Statements and retained servicing rights. The servicing rights obtained through the sale of SBA loans were $584,000, $557,000 and $581,000 for the years ending December 31, 2008, 2007 and 2006, respectively.

During the third quarter of 2007, the Company sold $4.6 million of the unguaranteed portion of SBA 7(a) loans. The Company established a nominal servicing liability. The servicing liability will be amortized over the estimated life of the loans sold.

As of December 31, 2008, the Company serviced for others $500.5 million of mortgage loans, $112.8 million of SBA loans and approximately $29.1 million of loans secured by residential real estate second trust deeds, multi-family and commercial real estate loans in conjunction with the sale of two branches in October 2008.

Additional information regarding the sale of these loans is described in Note 6, “Loan Sales and Transactions” of these Consolidated Financial Statements.

12.	DEPOSITS

The table below summarizes deposits by type.

	December 31,
	2008	2007

	(in thousands)

Non-interest-bearing deposits	$981,944	$1,002,281
Interest-bearing deposits:
NOW accounts	1,044,301	1,145,655
Money market deposit accounts	612,710	748,417
Other savings deposits	320,842	254,273
Time certificates of $100,000 or more	1,682,974	1,063,271
Other time deposits	1,947,205	749,915

Total deposits	$6,589,976	$4,963,812

Certificates of deposit are the only deposits, which have a specified maturity. The balances of other deposit accounts are primarily assigned to the less than one-year time range. Of the total deposits at December 31, 2008, $5.98 billion may be either immediately withdrawn or matures within 1 year; $555.4 million matures within 1 to 3 years, $58.6 million matures within 3 to 5 years, and $958,000 matures in more than 5 years.

As of December 31, 2008, the Company had $329.3 million of securities pledged as collateral for our Local Agency deposits.

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

Throughout the year, repos with terms of several weeks to several months are offered to customers that wish to place funds with the Company in excess of the $250,000 FDIC limit on deposit insurance.

The following table summarizes repurchase agreements and federal funds purchased.

	Repurchase Agreements Year Ended December 31,			Federal Funds Purchased Year Ended December 31,
	2008	2007	2006	2008	2007	2006

	(dollars in thousands)

Weighted average interest rate at year-end	3.31%	4.48%	4.76%	0.00%	4.00%	5.21%
Weighted average interest rate for the year	3.39%	4.37%	4.32%	2.79%	6.27%	5.01%
Average outstanding balance	$343,509	$242,897	$224,843	$50,901	$117,725	$166,280
Total balance at year-end	$342,157	$265,873	$225,573	$—	$6,800	$130,779
Maximum outstanding at any month-end	$381,590	$265,873	$256,283	$561,500	$734,700	$375,200

14.	LONG-TERM DEBT AND OTHER BORROWINGS

The following table summarizes long-term debt and other borrowings:

	December 31,
	2008	2007

	(in thousands)

Other short-term borrowings:
Amounts due to the Federal Reserve Bank	$2,920	$106,247
Federal Home Loan Bank advances	230,000	—

Total short-term borrowings	232,920	106,247

Long-term debt:
Federal Home Loan Bank advances	1,306,965	1,099,126
Subordinated debt issued by the Bank	121,000	121,000
Subordinated debt issued by the Company	69,426	69,537

Total long-term debt	1,497,391	1,289,663

Total long-term debt and other short-term borrowings	1,730,311	1,395,910

Obligation under capital lease	9,929	9,692

Total long-term debt and other borrowings	$1,740,240	$1,405,602

Other Short-Term Borrowings

Other short-term borrowings include treasury tax and loans (“TT&Ls”) with the FRB and short term advances with FHLB. TT&Ls are obtained through the Federal Reserve Bank’s Term Investment Option (“TIO”) program. At December 31, 2008, the Company did not have any TT&Ls from the TIO program. At December 31, 2007, the Company had $100.0 million of TT&Ls from the TIO program.

The TIO is an investment opportunity offered to participants that have treasury tax and loans with the Federal Reserve Bank. Included within the Treasury tax and loan amounts are payroll deposits made by employers to PCBNA for eventual payment to the IRS. PCBNA may hold these deposits and pay interest on them until called by the Treasury Department.

At December 31, 2008 and 2007, the weighted average interest rate paid for short-term borrowings were 2.37% and 4.00%, respectively. For the years ending December 31, 2008 and 2007, total interest expense for short-term borrowings were $2.8 million and $8.6 million, respectively. Total interest expense on short-term borrowings for December 31, 2006 is not readily available and is included in interest expense on long-term debt and other borrowings.

Federal Home Loan Bank Advances

As a member of FHLB the Company has established a credit line under which the borrowing capacity is determined subject to underlying collateral. As of December 31, 2008, total advances with the FHLB were $1.54 billion and $1.10 billion, at December 31, 2007. There were $732.4 million in advances with scheduled maturities of 1 year or less, $374.3 million maturing in 1 to 3 years, and $430.3 million maturing in more than 3 years with a total weighted average rate of 3.94% and maturity dates ranging from 2008 to 2031.

Subordinated Debt

Subordinated debt issued by the Bank qualifies as Tier 2 capital for PCBNA and the Company in the computation of capital ratios discussed in Note 20, “Regulatory Capital Requirements” of these Consolidated Financial Statements.

The table below summarizes the subordinated debt issued by the Bank.

Amount Owed (dollars in thousands)		Fixed Rate	Maturity	Par Call Date
$36,000		9.220%	2011	none
35,000	(1)	Variable	2013	2009
50,000		5.420%	2014	2009

$121,000

(1)	The $35.0 million of subordinated debt above has a variable rate which reprices every three months based on the 90-day LIBOR rate plus 2.60%.

The subordinated debt issued by the Company is summarized in the table below:

Owed to	Amount Owed (dollars in thousands)	Initial Fixed Rate	Maturity	Call Date	Spread over LIBOR if not called
PCC Trust I	$13,750	6.335%	2033	2009	3.25%
PCC Trust II	6,190	6.580%	2033	2009	3.15%
PCC Trust III	10,310	6.800%	2033	2009	3.10%
PCB Trust I	39,176	7.189%	2036	2011	1.70%

	$69,426

Capital Lease

The obligation under capital lease of $9.9 million at December 31, 2008 was incurred at the beginning of 2004 when the Company assumed the master lease on a shopping center in which one of its branch offices is located. The net present value of the portion of the payments related to the buildings is recorded as a capital lease. The lease calls for monthly payments through 2038. The implied interest rate is 5.89%. The amortization of the leased buildings is included with depreciation expense. The lease provides for specific increases during its term. The total lease payments for 2008 were $344,000. As of December 31, 2008, the total minimum sublease rent to be received under non-cancelable subleases is $2.1 million. The Company also leases the land under an operating lease. The above debt instruments contain no significant restrictive covenants or triggering events as to the issuance of other debt or require payment in full prior to the scheduled maturity.

Issuance of Preferred Securities and Common Stock Warrants

In November 2008, the U.S. Treasury purchased $180.6 million of the Company’s preferred stock through the TARP CPP and also received common stock warrants. The SEC’s Deputy Chief Accountant and the FASB’s Technical Director determined that all preferred stock issuance and associated common stock warrants related to this program were to be accounted for as equity and, therefore the disclosure of this transaction is discussed in Note 19, “Shareholders’ Equity” of these Consolidated Financial Statements.

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

The following tables disclose the reconciliation of the beginning and ending balances of the APBO; the reconciliation of beginning and ending balances of the fair value of the plan assets; and the funding status of the Plan:

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Benefit obligation, beginning of year	$20,379	$19,802	$19,532
Service cost	1,175	1,385	1,706
Interest cost	1,197	1,119	1,065
Actuarial (gains) losses	2,119	(1,516)	(1,965)
Benefits paid	(505)	(411)	(536)

Benefit obligation, end of year	24,365	20,379	19,802

Fair value of Plan assets, beginning of year	14,238	12,032	10,466
Actual return on Plan assets	(5,600)	2,206	229
Employer contribution	1,982	411	1,500
Benefits paid	(505)	(411)	(163)

Fair value of Plan assets, end of year	10,115	14,238	12,032

Funded status end of year	(14,250)	(6,141)	(7,770)
Noncurrent liability	14,250	6,141	3,325
SFAS158 benefit liability at time of adoption	—	—	4,500

Over/(under) recognized liability	$—	$—	$55

A summary of the activity in Accumulated Other Comprehensive Income in accordance with FAS 158 is as follows:

	December 31,
	2008	2007	2006

	(in thousands)

Net (gain) or loss	$15,789	$7,670	$10,902
Prior service cost	(5,156)	(5,801)	(6,445)

Accumulated other comprehensive income	$10,633	$1,869	$4,457

At December 31, 2008, the Company increased the accrued post retirement benefits liability by $8.8 million. This increase was mostly due to lower than projected returns on the VEBA assets and benefit costs increased at a higher rate than projected for 2008. The increase of $8.8 million of the accrued post retirement liability had a corresponding entry to decrease OCI by $5.1 million and increased the deferred tax assets for post retirement benefits by $3.7 million.

The Plan provides for graduated levels of benefits based on length of service. During 2005, the Company amended the Plan to require employees retiring after 2010 to have additional years of service time to achieve a specified level of benefits.

The Components of the Net Periodic Postretirement Benefit Cost

Each year the Company recognizes a portion of the change in the APBO as an expense. This portion is called the net periodic postretirement benefit cost (the “NPPBC”). The NPPBC is made up of several components: The following table includes the amounts for each of the components of the NPPBC.

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Service cost	$1,175	$1,385	$1,706
Interest cost	1,196	1,119	1,065
Return on assets	(905)	(765)	(667)
Amortization, net	(139)	42	361

Net periodic postretirement benefit cost	$1,327	$1,781	$2,465

The net actuarial loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated OCI into NPPBC over the next fiscal year are $1.2 million and $645,000, respectively.

The Use of Estimates and the Amortization of Experience Gains and Losses

The following table discloses the assumed rates that have been used for the factors impacting the APBO.

	Year Ended December 31,
	2008	2007	2006
Discount rate	6.00%	6.00%	5.75%
Expected return on plan assets	6.50%	6.50%	6.50%

The discount rate is used to compute the present value of the APBO. It is selected each year by reference to the current rates of investment grade corporate bonds. Higher discount rates result in a lower APBO at the end of the year and the NPPBC to be recognized for the following year, while lower rates raise both.

The Company used 6.50% as its estimate of the long-term rate of return on plan assets. The APBO is a long-term liability of 30 years or more. The 6.50% rate is the assumed average earning rate over an equally long investment horizon. If the rate of return in any year is greater than this estimate, the Company will have an experience gain and an experience loss if the rate of return is less. (Loss)/earnings on the plan’s assets were (37.40%), 18.30% and 2.06% for the years ended December 31, 2008, 2007, and 2006, respectively.

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

The Company has used various rates year to year for the health care inflation rate for current employees. For 2009, 2010, 2011 and thereafter, the Company has assumed the following rates 8.0%, 7.0%, 6.0% and 5.0%, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point Increase effect	One Percentage- Point Decrease effect

	(in thousands)

Effect on total of service and interest cost components	$438	$(351)
Effect on postretirement benefit obligation	$3,601	$(2,953)

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

The table below summarizes the total recognized in NPPBC and OCI:

	December 31,
	2008	2007	2006

	(in thousands)

Net (gain) or loss	$8,119	$(3,232)	N/A
Amortization of prior service cost	645	645	N/A

Amortization of transition (asset) or obligation	8,764	(2,587)	4,457

Total recognized in NPPBC and OCI	$10,090	$(807)	$6,922

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

The following table shows the weighted-average allocation of VEBA plan assets by asset category:

	December 31,
	2008	2007
Asset category:
Equity securities	98%	98%
Other	2%	2%

Total	100%	100%

Funded Status

If the assets of the VEBA are more than the APBO related to employees of the Company not defined as key employees, the VEBA is overfunded. If the assets of the VEBA are less than the APBO related to employees of the Company not defined as key employees, the VEBA is underfunded. The funded status of the plan is shown in the first table in this note as the amount by which the plan assets are more or less than the APBO. As of December 31, 2008 the total underfunded liability was $14.3 million.

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

Cash Flows

Contributions: The intended funding policy of the Company with respect to the non-key employee plan is to contribute assets to the VEBA at least sufficient to pay the costs of current medical premiums of retirees. In some years the Company also contributes assets to pay the costs of the life insurance premiums and to provide additional earning assets for the VEBA to reduce any underfunded condition. Generally, these additional contributions will not exceed the amount that can be deducted in the Company’s current income tax return. In those years that the Company does not contribute assets for the payment of the life insurance premiums, assets in the VEBA are used to pay the premiums. Proceeds from the life insurance policy payoffs will fund benefits and premiums in the future. Such proceeds are included in the assumed 6.50% rate of return on the assets of the plan. If the Company’s Employee Benefits Advisory Committee has made a formal decision on the contribution to be made for the year prior to year-end, the contribution will be recognized as a receivable in the plan assets of the VEBA. During 2008, 2007 and 2006 contributions of $2.0 million, $411,000 and $1.5 million, respectively were made. Management estimates that it will make approximately the same contribution in 2009 as in 2008.

The estimated future health benefits are as follows:

Health Benefits

(in thousands)

2009	$1,007
2010	1,149
2011	1,232
2012	1,267
2013	1,344
Years 2014-2018	8,399

16.	INCOME TAXES

The components of income tax expense for the years ended December 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Federal:
Current	$21,625	$33,472	$51,118
Deferred	(37,076)	6,834	(13,390)

Total Federal	(15,451)	40,306	37,728

State:
Current	10,023	13,878	18,798
Deferred	(13,142)	2,001	(3,656)

Total State	(3,119)	15,879	15,142

Total tax provision	$(18,570)	$56,185	$52,870

Reduction in taxes payable associated with exercises of stock options	$(52)	$(1,837)	$(772)
Tax credits included in the computation of the tax provision	$(6,200)	$(3,294)	$(2,687)

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Goodwill Impairment	(18.7)	0.0	0.0
Tax-exempt income	11.7	(2.4)	(2.8)
State taxes, net	5.1	6.7	6.7
Tax credits	14.6	(2.1)	(1.8)
Other, net	(2.8)	(1.4)	(1.2)

Effective tax rate	44.9%	35.8%	35.9%

Significant components of the Company’s net deferred tax asset at December 31, 2008 and 2007 are presented in the following table.

	December 31,
	2008	2007

	(in thousands)

Deferred tax assets:
Allowance for loan losses	$68,266	$20,947
Nonaccrual loan interest	5,627	701
Restricted stock compensation	4,239	3,459
State taxes	—	2,655
Premium on acquired liabilities	3,257	3,900
Deferred compensation	2,897	4,624
Postretirement benefit	2,180	1,059
Accrued salary continuation	1,669	1,817
Securities	1,395	1,384
Other	9,311	2,737

Total deferred tax assets	$98,841	$43,283

Deferred tax liabilities:
Federal Home Loan Bank stock	6,946	4,997
Loan costs	4,301	2,001
State taxes	2,572	—
Discount accretion	1,973	967
Depreciation and amortization	800	4,979
Other	4,866	3,174

Total deferred tax liabilities	$21,458	$16,118

Net deferred tax asset before unrealized gains on securities & postretirement obligation	77,383	27,165
Postretirement obligation	4,471	786
Unrealized gains on AFS securities	(11,220)	(12,221)

Net deferred tax asset	$70,634	$15,730

The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS 109, the Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company believes that the realization of the recognized net deferred tax asset of $70.6 million is more likely than not based on existing carryback ability and expectations as to future taxable income. The Company has reported pretax financial statement income from continuing operations of approximately $154 million, on average, over the last three years.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. This Interpretation provides guidance for accounting and disclosure for uncertainty in tax provisions and for the recognition and measurement related to the accounting for income taxes. The adoption of FIN 48 did not have a material effect to our financial statements. Management concluded that there were no significant uncertain tax positions requiring recognition in our financial statements. The Company did not, as a result of FIN 48, recognize any adjustment in the liability for unrecognized tax benefits that impacted the beginning retained earnings.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. In February 2009, IRS completed an audit of the Company’s 2006 Federal tax return. The audit resulted in no change to the Company’s 2006 Federal tax liability. In 2008, the California Franchise Tax Board (FTB) commenced a limited audit of amended returns filed by the Company for the 2003 and 2004 tax years. The amended returns were filed to claim a deduction for enterprise zone loan interest not claimed on the original returns and the audit pertains only to the enterprise zone loan interest deductions. In addition, the FTB is auditing the enterprise zone loan interest deductions claimed on the Company’s original 2005 and 2006 California tax returns.

The Company does not believe that the FTB audit will result in changes to its California tax liability for the years under audit nor that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company remains open to audit by the IRS for the 2005 and 2007 tax years and by various state taxing authorities for 2004 – 2007 tax years.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to financial results. In the event the Company has an assessment from a taxing authority, any resulting interest and penalties are recognized as a component of income tax expense.

The Company allocates tax expense between the parent company and its subsidiaries based on Federal banking law and regulation. The parent only statement of operations is presented in Note 25, “Pacific Capital Bancorp (Parent Company Only Financials).”

17.	EMPLOYEE BENEFIT PLANS

The Company’s Employee Stock Ownership Plan (“ESOP”) was initiated in January 1985. The ESOP is a plan whereby the Company may make annual, discretionary contributions for the benefit of eligible employees. Substantially all of the contributions are invested in the Company’s common stock. Total contributions by the Company to the ESOP plan were $197,000, $0, and $0 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the ESOP held 1,375,000 shares.

The Company’s profit-sharing plan has two components. The Salary Savings Plan component is authorized under Section 401(k) of the Internal Revenue Code. An employee may defer up to 80% of pre-tax salary in the plan up to a maximum dollar amount set each year by the Internal Revenue Service. The Company matches 100% of the first 3% of the employee’s compensation that the employee elects to defer and 50% of the next 3%, but not more than 4.5% of the employee’s total compensation. In 2008, 2007, and 2006, the employer’s matching contributions were $2.7 million, $2.5 million and $2.9 million, respectively. The other component is the Incentive & Investment Plan (“I&I Plan”), which permits contributions by the Company to be invested in various mutual funds chosen by the employees. The Company made no contributions to this plan during 2008, 2007 and 2006.

Total contributions made by the Company to the Retiree Health Plan as discussed in Note 15, “Postretirement Benefits” of these Consolidated Financial Statements were $2.0 million, $411,000, and $1.5 million for 2008, 2007, and 2006, respectively.

The administrative expenses of these plans are paid by the Company.

18.	COMMITMENTS AND CONTINGENCIES

Contractual Lease Obligations

The contractual obligations for leases are disclosed in Note 9, “Premises and Equipment” of these Consolidated Financial Statements.

Contractual Commitments for Unfunded Loans and Letter of Credits

For a summary and more information of the contractual commitments for unfunded loan commitments and letters of credit as of December 31, 2008 refer to Note 5, “Loans” of these financial statements.

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

The plaintiff, the Company, the other defendant and the cross-defendants have entered into an agreement to settle the case. The Court has preliminarily approved the settlement and set a hearing for April 26, 2009, to hear any objections from class members. If a final judgment is ultimately entered which is consistent with the settlement agreement, it will not have a material effect on the Company’s financial position, results of operation or cash flow.

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

In the Irlanda case, an amended complaint was filed. The Company filed a demurrer and motion to strike the amended complaint. Following a hearing on December 5, 2008, the court sustained the Company’s demurrer without leave to amend and ordered the entry of judgment in favor of the Company.

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

Stock Issuance

In November 2008, the Company issued 180,634 shares of Series B Preferred Stock with no par value and per share stated value of $1,000 for total gross proceeds of $180.6 million. The Series B Preferred

Stock was issued in conjunction with the TARP CPP. The Series B Preferred Stock has a cumulative dividend of 5% for the first five years and a 9% cumulative dividend, thereafter. The dividends are paid out of retained earnings and reduce the income available to common stockholders. The Series B Preferred Stock is callable after February 15, 2012, qualifies as Tier 1 Capital and has no voting rights. The Series B Preferred Stock may not be redeemed by the Company prior to February 15, 2012 except with proceeds from the sale and issuance for cash of perpetual preferred stock, Common Stock or any combination of such securities that in each case, qualify as and may be included as Tier 1 Capital of the Company. On or after February 15, 2012, the Company may, at its option, redeem, in whole or in part from time to time. Any redemption of the Series B Preferred Stock will be at a redemption price equal to the liquidation preference per share plus any accrued dividends.

The Company also issued 1,512,003 of common stock warrants with an exercise price of $17.92 a share. The common stock warrants entitle the U.S. Treasury to convert the preferred shares to common stock at any time over a ten year period. The common stock warrants were recorded at their fair value of $4.7 million which is equal to 15.0% of the senior preferred shares value and recorded in shareholders’ equity as surplus. The fair value was determined using the binomial option pricing model by a third party.

In 2005, the Company established a Dividend Reinvestment and Direct Stock Purchase Plan. The dividend reinvestment provision allows shareholders to have the Company’s transfer agent purchase new shares of stock with their dividends from the open market. The direct stock purchase plan allows the Company to sell shares directly to shareholders and others, as it deems advisable. Dividend reinvestment was minimal in 2008, 2007, and 2006. In October 2008, the Company issued 407,313 shares of common stock and received gross proceeds of $7.2 million. The shares issued in October 2008 were issued from the Direct Stock Purchase Plan to raise additional capital. There were no shares issued in 2007 or 2006 under the Direct Stock Purchase Plan.

Stock Repurchases

During 2007, the Company commenced and completed the share repurchase program of $25.0 million authorized by the Company’s Board of Directors. There were 1,090,966 shares repurchased at an average share price of $22.86 per share. No shares were repurchased in 2008 or 2006.

The Company occasionally repurchases shares of its common stock to offset the increased number of shares issued as a result of the exercise of employee stock options and as part of its dividend reinvestment program. Share repurchases are generally conducted as open-market transactions.

Non-Qualified Stock Options

During 2008, the Company’s shareholders adopted the 2008 Equity Incentive Plan, which authorized 2,500,000 shares to be issued for stock compensation. The purpose of the plan is to attract, motivate, and retain employees, consultants, and directors of the Company, and to encourage stock ownership. This plan permits the granting of non-qualified stock options, incentive stock options; stock appreciation rights (“SARs”), restricted stock, and performance units. As of December 31, 2008, only non-qualified stock options, and restricted stock have been granted. Under this plan, non-qualified option grants vest and are exercisable in cumulative 20% installments on each annual anniversary date. Generally, the employee’s interest in the restricted stock shall vest in equal installments over three years. No further grants will be made under the 2002 Stock Plan or the 2005 Directors Stock Plan, but shares may continue to be issued under such plans pursuant to grants previously made. Upon adoption of this 2008 Equity Incentive Plan, 605,000 shares from the 2002 Stock Plan and 122,000 shares from the 2005 Directors Stock Plan were rolled into the 2008 Equity Incentive Plan. Of the original authorized shares of 2,450,870 remain for future awards.

The Company’s 2002 Stock Plan was authorized 2,666,667 shares (adjusted for 2002 and 2004 stock splits) for granting of non-qualified options and restricted stock. Effective October 22, 2007, non-qualified option grants vest and are exercisable in cumulative 20% installments on each annual anniversary date. Generally non-qualified stock option grants prior to October 22, 2007 vested in cumulative 20% installments with the first 20% vested six months after the grant date and then 20% on each anniversary thereafter. Non-qualified stock option grants expire ten years from the date of grant. Of the original authorized shares, 127,287 shares remain for future issuance of non-qualified stock options and restricted stock awards.

In May 2005, our shareholders adopted the 2005 Directors Stock Plan, which authorized 150,000 shares to be issued for stock compensation. The 2005 Directors Stock Plan allowed for awards of non-qualified stock options and restricted stock. To date, restricted stock has been granted to non-employee directors, which is 100% vested one year from date of grant. All of the awards granted under this plan have vested and no further shares will be granted under this plan.

All awards granted under these plans were granted with an exercise price set at 100% of the market value of the Company’s common stock on the date of the grant.

The table below summarizes the assumptions used in calculating the fair value of the non-qualified stock options granted over the last three years.

	For the Year Ended December 31,
	2008	2007	2006
Expected volatility	35%	30%	32%
Weighted-average volatility	35%	30%	32%
Expected dividend yield	3.4%-4.8%	2.8%-3.3%	2.5%-2.7%
Expected term (in years)	6.7	5.7	6.5
Risk-free rate	2.1%-3.8%	3.7%-5.1%	4.3%-5.0%

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

A summary of non-qualified stock option activity for the year ended December 31, 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value

				(in thousands)

Outstanding shares at January 1, 2008	1,250,910	$26.87
Granted	334,543	$20.28
Exercised	(22,750)	$15.05
Cancelled and expired	(147,233)	$28.62

Outstanding shares at December 31, 2008	1,415,470	$25.32	5.77	$254

Vested or expected to vest at December 31, 2008	1,384,201	$25.38	5.70	$248

Exercisable at December 31, 2008	962,142	$26.27	4.33	$171

Non-qualified stock option compensation expense recognized in accordance with Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS 123R”) for the year ending December 31, 2008, 2007 and 2006 was $1.3 million, $1.9 million and $1.7 million, respectively.

The weighted-average grant-date fair value of options granted during the years 2008, 2007, and 2006 was $5.88, $7.48 and $10.33, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $123,000, $4.4 million and $4.5 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2008, 2007 and 2006 was $283,000, $4.4 million and $4.3 million, respectively. The tax benefit realized from option exercises totaled $52,000, $1.8 million and $1.1 million, respectively, for the years ended December 31, 2008, 2007 and 2006, respectively.

Total tax benefit recognized from stock option expense was $559,000, $789,000 and $728,000 for the years ending December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, there was $2.6 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Awards

In April 2005, the Company began issuing restricted stock under the stock option plans noted above. For the period of April 2005 to October 21, 2007, restricted stock granted to employees generally vests in annual increments of 5%, 10%, 15%, 30% and 40%. Beginning October 22, 2007, restricted stock grants to employees generally vest in equal annual increments over three years. The restricted stock granted to outside directors vests at the end of one year. Compensation expense for restricted stock is measured based on the closing price of the stock on the day of the grant. The compensation expense is recognized over the vesting period. The weighted-average grant-date fair value of restricted stock granted during the years of 2008, 2007, and 2006 was $21.25, $31.54 and $31.40, respectively. The total value of shares vested during the year ended December 31, 2008, 2007 and 2006 was $2.0 million, $1.7 million and $1.3 million, respectively.

A summary of the activity of restricted stock for the year ended December 31, 2008 is presented below:

	Shares	Weighted Average Grant Date FV
Nonvested shares at January 1, 2008	429,248	$32.57
Granted	97,211	$21.25
Vested	(65,105)	$30.94
Forfeited	(37,849)	$31.19

Nonvested shares at December 31, 2008	423,505	$30.35

The compensation expense recognized for restricted stock awards was $2.9 million, $4.2 million and $3.7 million for the years ending December 2008, 2007, and 2006, respectively. The total tax benefit recognized for restricted stock awards was $1.2 million, $1.7 million and $1.6 million for the years ending December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, there was $5.6 million of unrecognized compensation expense for unvested restricted stock with an expected weighted-average period of 1.2 years to be recognized.

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

The Company’s and PCBNA capital ratios as of December 31, 2008 and 2007 were as follows:

	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio

	(dollars in thousands)

December 31, 2008
PCB (consolidated)	$880,523	$712,003	$6,016,764	$8,107,248	14.6%	11.8%	8.8%
PCBNA	863,613	695,237	6,005,146	8,098,895	14.4%	11.6%	8.6%

December 31, 2007
PCB (consolidated)	$720,625	$568,075	$5,847,905	$7,126,286	12.3%	9.7%	8.0%
PCBNA	701,225	548,675	5,841,648	7,109,129	12.0%	9.4%	7.7%
Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

PCBNA must meet the same capital adequacy standards as the Company. As of December 31, 2008, both PCBNA and the Company met the requirements as well-capitalized under the regulatory framework for prompt corrective action. Based on discussions with the OCC following the conclusion of the Bank’s most recent examination, Management expects the OCC to establish for the Bank a minimum Tier 1 risk based capital ratio of 8.5% and a minimum total risk based capital ratio of 11%. Management expects that the Bank will continue to be deemed well-capitalized notwithstanding the establishment of these expected minimum capital ratios.

Management also plans to maintain a very robust and dynamic capital plan in conjunction with discussions it has held with the OCC. This capital plan will be based on a rolling twelve month forecast, stressed accordingly for market conditions and the Company’s balance sheet conditions. If any capital shortfalls become apparent, Management will immediately activate contingency plans to address any such shortfalls through additional capital raising, asset sales or other means necessary. At this time, the Company exceeds its minimum capital ratios, though conditions could change at any time given industry conditions.

Pacific Capital Bancorp is the parent company and sole owner of PCBNA. However, there are legal limitations on the amount of dividends, which may be paid by PCBNA to Bancorp. The amounts, which may be paid as dividends by a bank are determined based on the bank’s capital accounts and earnings in prior years. As of December 31, 2008, PCBNA would have been permitted to pay up to $276.9 million to Pacific Capital Bancorp.

21.	NON-INTEREST EXPENSE

Other expense

The table below discloses the largest items included in other non-interest expense.

	Year Ended December 31,
	2008	2007	2006

	(in thousands)

Other Expense:
Software expense	$18,332	$15,270	$31,570
Developer performance fees	12,048	4,963	4,613
Consulting and professional services	11,260	11,656	13,478
Customer deposit service and support	7,892	6,555	6,619
Reserve for off balance sheet commitments	6,907	(341)	(238)
Telephone and data	6,570	6,336	6,169
Legal, accounting and audit	5,980	4,343	7,093
Loan origination and collection	5,619	5,342	5,896
Other expense	34,449	17,056	24,286

Total	$109,057	$71,180	$99,486

22.	DERIVATIVE INSTRUMENTS

The Company has entered into interest rate swap agreements with customers to mitigate their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company entered into offsetting interest rate swap agreements with other financial institutions to mitigate the Company’s interest rate risk exposure associated with the swap agreements with its customers. At December 31, 2008, the Company had swaps with matched terms with an aggregate notional amount of $173.3 million and a fair value of $17.9 million. The fair values of these swaps are recorded as other assets and other liabilities in the Company’s balance sheet. Changes in the fair value of these swaps are recorded in the Company’s statement of operations. At December 31, 2008, the Company recorded a credit valuation adjustment of $92,000 in non-interest expense in its statement of operations. Swap agreements with customers are secured by the collateral arrangements for the underlying loans these customers have with the Company. During the second quarter of 2008, a customer defaulted on their monthly swap payments to the Company and caused a swap agreement with a notional amount of $6.9 million to no longer be matched with a corresponding swap with another financial institution.

During the third quarter of 2008, the Company entered into $50.0 million of U.S. Treasury futures contracts in order to economically hedge the exposure to changes in value of the MBS held in the AFS portfolio as discussed in Note 4, “Securities” of these Consolidated Financial Statements. These futures contracts require daily settlement based on their fair value. The Company accounts for these futures as trading assets or liabilities with all changes in fair value recorded in net gains (losses) on securities in the statement of operations. For the year ended December 31, 2008, the Company recognized $4.9 million in losses associated with these futures contracts. As these futures contracts mature, Management intends to roll these futures contracts into new contracts depending on market conditions at the time of maturity. The contracts held at December 31, 2008 mature on March 20, 2009.

23.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments and servicing rights that are recognized at fair value on a recurring and non-recurring basis:

Securities

AFS and trading securities are recorded at fair value on a recurring basis. The U.S. Treasuries in the AFS portfolio are classified as level 1 of the valuation hierarchy as there are quoted prices available in an active market for identical assets. The remaining securities held in the trading and AFS portfolios are valued using observable market information for similar assets and accordingly, classified as level 2 of the valuation hierarchy. If observable market information is not available and there is limited activity or less transparency around inputs, securities would be classified within level 3 of the valuation hierarchy.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed upon sale price. As such, the Company classifies loans held for sale as a non-recurring valuation within level 2 of the fair value hierarchy. At December 31, 2008, the Company had loans held for sale with an aggregate carrying value of $11.1 million and an estimated fair value of $11.3 million.

Impaired Loans

The Company records certain loans at fair value on a non-recurring basis. When a loan is considered impaired, an allowance for loan losses is established. SFAS 157 applies to loans measured for impairment using the practical expedients method permitted by SFAS 114, Accounting by Creditors for Impairment of a Loan. Impaired loans are measured at an observable market price, if available or at the fair value of the loans collateral, if the loan is collateral dependent. The fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. When the fair value of the loan’s collateral is based on an observable market price or current appraised value, given the current real estate markets, the appraisals may contain a wide range of values and depend on unobservable significant valuation inputs, and accordingly, the Company classifies the impaired loans as a non-recurring level 3 of the valuation hierarchy. When the Company measures impairment using anything but an observable market price or a current appraised value, the fair value measurement is not in the scope of SFAS 157 and is not included in the tables below.

Servicing Rights

Servicing rights are carried at the lower of aggregate cost or estimated fair value. Servicing rights are subject to quarterly impairment testing. When the fair value of the servicing rights is lower than their carrying value an impairment is recorded by reducing the right to the current fair value. The Company uses independent third parties to value the servicing rights. The valuation model used takes into consideration discounted cash flows using current interest rates, and prepayment speeds for each type of the underlying asset being serviced. The Company classifies these servicing rights as non-recurring level 3 in the valuation hierarchy. For the year ended December 31, 2008, the Company reduced the carrying value of the servicing rights by $1.2 million due to amortization and $1.5 million due changes in the fair value.

Derivatives

The Company’s swap derivatives are not listed on an exchange and are instead executed over the counter (“OTC”). As no quoted market prices exist for such instruments, the Company values these OTC derivatives primarily based on the broker pricing indications and in consideration of the risk of counterparty nonperformance. OTC interest rate swap key valuation inputs are observable interest rate and/or yield curves and do not require significant judgment, and accordingly, the swap values are classified within Level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 are summarized in the following table:

	As of December 31, 2008	Recurring Fair Value Measurements
		Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)

	(in thousands)

Assets:
Trading Securities:
Mortgage-backed securities	$213,939	$—	$213,939	$—

Total	213,939	—	213,939	—

Available-for-Sale:
U.S. Treasury obligations	37,475	37,475	—	—
U.S. Agency obligations	600,130	—	600,130	—
Collateralized mortgage obligations	17,092	—	17,092	—
Mortgage-backed securities	212,256	—	212,256	—
Asset-backed securities	1,034	—	1,034	—
State and municipal securities	310,756	—	310,756	—

Total	1,178,743	37,475	1,141,268	—

Fair value swap asset	17,908	—	17,908	—
Fair value of futures contracts	279	279	—	—

Total assets at fair value	$1,410,869	$37,754	$1,373,115	$—

Liabilities:
Fair value swap liability	$19,693	$—	$19,693	$—

Total liabilities at fair value	$19,693	$—	$19,693	$—

The Company may be required to measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2008 are summarized in the table below:

	As of December 31, 2008	Non-recurring Fair Value Measurements
		Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)	Total gains/ (losses) for 2008

	(in thousands)

Impaired Loans	$29,929	$—	$29,929	$—	$2,875
Impaired off-balance sheet commitments	2,489	—	2,489	—	2,399
Servicing Rights	3,722	—	—	3,722	(2,348)
Intangible assets	5,940	—	—	5,940	(2,583)

Total assets at fair value	$42,080	$—	$32,418	$9,662	$343

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2008.

In accordance with SFAS 107, Disclosures about Fair Value of Financial Instruments, the financial instruments in the following table represent financial assets and liabilities which are not carried at fair value on the Company’s balance sheet and/or otherwise disclosed in the recurring and non-recurring fair value measurements in this note.

The financial instruments disclosed in this foot note include such items as securities, loans, deposits, debt, derivatives, and other instruments. Disclosure of fair values is not required for certain items such as obligations for pension and other postretirement benefits, premises and equipment, other real estate owned, goodwill, prepaid expenses, core deposit intangibles and other customer relationships, other intangible assets and income tax assets and liabilities. Accordingly, the aggregate fair value of amounts presented in this note does not purport to represent, and should not be considered representative of, the underlying “market” or franchise value of the Company. Further, due to a variety of alternative valuation techniques and approaches permitted by the fair value measurement accounting standards as well as significant assumptions that are required to be made in the process of valuation and could and do differ between various market participants, a direct comparison of our fair value information with that of other financial institutions may not be appropriate.

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(in thousands)
Assets:
Cash and due from banks	$80,135	$80,135	$141,086	$141,086
Interest-bearing demand deposits in other financial institutions	1,859,144	1,859,144	—	—
Loans held for investment, net	5,623,948	5,244,422	5,314,313	5,289,006
Liabilities:
Deposits	6,589,976	6,632,760	4,963,812	4,972,471
Long-term debt and other borrowings	1,740,240	1,861,740	1,405,602	1,472,996
Repurchase agreements and Federal funds purchased	342,157	351,804	272,673	255,727

The following methods and assumptions were used to estimate the fair value of each class of financial instruments determined practicable to estimate the fair value:

Cash and Due from Banks

The carrying values of cash and interest-bearing demand deposits in other financial institutions are the fair value.

Net Loans Held for Investment, net

The current pricing of the held for investment loans reflects a significant discount to their carrying value. The loans held for investment was adversely affected by a significant reduction in or lack of the liquidity as well as unprecedented disruptions in the financial markets, especially during the second half of 2008. As a result, the fair values for these loans as disclosed are substantially less than what the Company believes is indicated by their performance and Management’s view of the expected cash flows.

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

The Company has four operating lines of business for Management reporting purposes including Community Banking, Commercial Banking, RAL and RT Programs and Wealth Management. The reported financial results for each respective business are based on Management assumptions, which allocate balance sheet and income statement items to each segment based on the type of customer and the types of products and services offered. If the Management structure and or allocation process changes, allocations, transfers and assignments may change.

The following tables present information for each specific operating segment regarding assets, profit or loss, and specific items of revenue and expense that are included in that measure of segment profit or loss as reviewed by the Chief Executive Officer. Included in the table is the All Other information which includes the unallocated portions of administrative support units and PCB.

	Year Ended December 31, 2008
	Operating Segments				All Other	Total
	Community Banking	Commercial Banking	RAL and RT Programs	Wealth Management

	(in thousands)

Interest income	$119,106	$220,791	$110,465	$9,529	$59,442	$519,333
Interest expense	44,492	57	10,467	27,054	96,749	178,819

Net interest income	74,614	220,734	99,998	(17,525)	(37,307)	340,514

Provision for loan losses	40,134	147,718	21,768	8,715	—	218,335
Non-interest income	21,507	5,387	116,407	30,340	2,428	176,069
Non-interest expense	43,215	42,762	85,310	28,663	139,618	339,568

Direct income before tax	12,772	35,641	109,327	(24,563)	(174,497)	(41,320)

Indirect credit (charge) for funds	47,251	(113,700)	8,702	23,284	34,463	—

Net income (loss) before tax	$60,023	$(78,059)	$118,029	$(1,279)	$(140,034)	$(41,320)

Total assets	$3,301,330	$4,055,196	$1,736,337	$234,175	$247,253	$9,574,291

	Year Ended December 31, 2007
	Operating Segments				All Other	Total
	Community Banking	Commercial Banking	RAL and RT Programs	Wealth Management

	(in thousands)

Interest income	$162,988	$238,658	$118,568	$11,722	$51,673	$583,609
Interest expense	63,417	2	13,042	40,938	105,012	222,411

Net interest income	99,571	238,656	105,526	(29,216)	(53,339)	361,198

Provision for loan losses	11,529	9,281	91,958	504	—	113,272
Non-interest income	48,366	6,695	94,607	29,544	5,377	184,589
Non-interest expense	45,381	14,706	70,025	23,005	122,325	275,442

Direct income before tax	91,027	221,364	38,150	(23,181)	(170,287)	157,073

Indirect credit (charge) for funds	43,279	(95,866)	8,909	24,500	19,178	—

Net income (loss) before tax	$134,306	$125,498	$47,059	$1,319	$(151,109)	$157,073

Total assets	$3,051,393	$3,692,861	$198,784	$198,822	$232,486	$7,374,346

	Year Ended December 31, 2006
	Operating Segments				All Other	Total
	Community Banking	Commercial Banking	RAL and RT Programs	Wealth Management

	(in thousands)
Interest income	$167,263	$211,534	$118,713	$11,102	$55,914	$564,526
Interest expense	56,273	11	8,917	37,178	88,388	190,767

Net interest income	110,990	211,523	109,796	(26,076)	(32,474)	373,759

Provision for loan losses	22,009	5,573	36,663	448	—	64,693
Non-interest income	26,912	5,884	98,056	25,385	(2,829)	153,408
Non-interest expense	51,897	15,172	79,883	19,832	148,280	315,064

Direct income before tax	63,996	196,662	91,306	(20,971)	(183,583)	147,410

Indirect credit (charge) for funds	21,581	(80,436)	8,651	24,650	25,554	—

Net income (loss) before tax	$85,577	$116,226	$99,957	$3,679	$(158,029)	$147,410

Total assets	$3,657,949	$3,237,812	$175,881	$216,275	$206,913	$7,494,830

Community Banking

This segment offers a complete line of banking and diversified financial products and services to consumers and small businesses. Loan products include lines of credit, equity lines and loans, automobile loans, residential mortgage origination, small business lending and debit card processing. In the third quarter of 2008, residential loans began to be originated for sale on a flow basis. In the second quarter of 2007, the Company sold the leasing loan portfolio and a majority of the indirect auto loans were sold as described in Note 6, “Loan Sales and Transactions” of these Consolidated Financial Statements. These portfolios were part of the Community Banking segment and the sale of these loan portfolios has impacted the Community Banking segments interest income. Deposit products include checking, savings, money market accounts, Individual Retirement Accounts (IRAs), time deposits and debit cards. Community Banking serves customers through traditional banking branches, loan service centers, ATMs, through the customer contact call center and online.

Commercial Banking

This segment offers a complete line of commercial and industrial and commercial real estate secured loan products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, foreign exchange services and treasury management. Commercial Banking also serves the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit and financing arrangements for completed structures.

Wealth Management

This segment offers trust and investment advisory services and private banking lending, deposit services and securities brokerages services to high net worth individuals and businesses.

RAL and RT Programs

The products provided in this segment are described in Note 7, “RAL and RT Programs” of these Consolidated Financial Statements on page 113. This business segment relates to the filing of income tax returns and consequently is highly seasonal. Approximately 90% of the activity occurs in the first quarter of each year.

All Other

This segment consists of administrative support areas of the Company including PCB. Management does not consider it an operating segment of the Company. The All Other segment is presented in the segment tables above to reflect unallocated operating segments to the consolidated totals of the Company’s Consolidated Financial Statements. The administrative support units include the Company’s executive administration, risk management, information technology operations, marketing, credit administration, human resources, corporate real estate, legal, treasury, finance and accounting areas of the Company. The income generated by the All Other segment is from PCBNA’s securities portfolio which is managed by the treasury department.

Change to the Reportable Segments and Indirect Credit (Charge) for Funds

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

Due to these changes made to the reportable segments, Management was required to re-allocate goodwill to each segment based on the pro-rata fair value of each segment in accordance with SFAS 142. The re-allocation of goodwill occurred when the Company reviewed goodwill for the annual goodwill impairment test in the third quarter of 2008 as described on page 98 in Note 1, “Significant Accounting Policies” of these financial statements.

During the process of re-allocating goodwill, several of the assets and liabilities which had been reported in the All Other segment were allocated to the appropriate operating segment based on usage by the operating segments. In addition, all of the assets and liabilities in all of the operating segments were reviewed and, re-allocated to the appropriate segments to create balanced balance sheets. The process of allocating the assets and liabilities to create balanced balance sheets creates the “indirect credit (charge) for funds” within the tables above. The “indirect credit (charge) for funds is the interest income, interest expense, non-interest income and non-interest expense associated with the transfers of the assets and liabilities to the operating segments.

Included in indirect credit (charge) for funds is an allocation of non-interest expense from the All Other segment for the services provided by the administrative support units include the Company’s executive administration, risk management, information technology operations, marketing, credit administration, human resources, corporate real estate, legal, treasury, finance and accounting areas to the operating segments based on the estimated use of each department services utilized.

The segment tables above are presented as if the changes listed above were in effect as of January 1, 2006 to present comparable information.

The Company has no operations in foreign countries to require disclosure by geographical area. The Company has no single customer generating 10% or more of total revenues.

25.	PACIFIC CAPITAL BANCORP (PARENT COMPANY ONLY FINANCIALS)

The condensed financial statements of the Bancorp are presented on the following pages.

PACIFIC CAPITAL BANCORP

Balance Sheets

	December 31,
	2008	2007

	(in thousands)
Assets:
Cash	$23,895	$1,822
Investment in subsidiaries	832,533	708,259
Premises and equipment, net	775	877
Other assets	14,305	46,700

Total assets	$871,508	$757,658

Liabilities and Shareholders’ equity:
Subordinated debentures	$69,426	$69,537
Other liabilities	13,645	19,765

Total liabilities	83,071	89,302

Preferred Stock	175,907	—
Common stock	11,659	11,537
Surplus	120,137	103,953
Accumulated other comprehensive income	9,203	15,801
Retained earnings	471,531	537,065

Total shareholders’ equity	788,437	668,356

Total liabilities and shareholders’ equity	$871,508	$757,658

PACIFIC CAPITAL BANCORP

Statement of Operations

	Year Ended December 31,
	2008	2007	2006

	(in thousands)
Equity in earnings of subsidiaries:
Undistributed	$(54,266)	$30,600	$66,200
Dividends	35,560	79,800	38,400
Interest expense	(3,855)	(5,181)	(5,331)
Other income	120	161	156
Non-interest expense	(3,610)	(9,789)	(8,327)

Income before income tax provision	(26,051)	95,591	91,098
Income tax (benefit)	3,301	(5,297)	(3,442)

Net income	$(22,750)	$100,888	$94,540

PACIFIC CAPITAL BANCORP

Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006

	(dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(22,750)	$100,888	$94,540
Adjustments to reconcile net (loss) income to net cash used in operations:
Equity in subsidiaries’ earnings, net of dividends	18,706	(110,400)	(104,600)
Depreciation expense	9	12	19
Stock-based compensation	4,205	6,034	5,479
Decrease (increase) in other assets	36,080	(9,233)	(2,444)
(Decrease)/ increase in other liabilities	(14,884)	(1,196)	5,990

Net cash provided/ (used) by operating activities	21,366	(13,895)	(1,016)

Cash flows from investing activities:
Capital dispositions	93	109	53
Net dividends from subsidiaries	35,560	79,800	38,400
Advances and investment in subsidiaries	(180,634)	—	(20,340)

Net cash (used)/ provided by investing activities	(144,981)	79,909	18,113

Cash flows from financing activities:
(Re-payments) proceeds from other borrowing	(112)	(8,472)	1,927
Proceeds from issuance of common stock options	7,485	4,446	4,318
Payments to repurchase common stock	—	(24,944)	—
Cash dividends paid on common stock	(41,114)	(41,665)	(41,476)
Proceeds from issuance of preferred stock and common stock warrants, net	179,522	—	—
Other, net	(93)	598	68

Net cash provided/ (used) by financing activities	145,688	(70,037)	(35,163)

Net increase (decrease) in cash	22,073	(4,023)	(18,066)
Cash, at beginning of year	1,822	5,845	23,911

Cash, at end of year	$23,895	$1,822	$5,845

26.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2008
	Q4	Q3	Q2	Q1	Total

	(dollars in thousands except per share amounts)
Interest income	$102,205	$102,733	$103,375	$211,020	$519,333
Interest expense	48,066	41,911	39,007	49,835	178,819

Net interest income	54,139	60,822	64,368	161,185	340,514
Provision for loan losses	68,812	63,962	37,167	48,394	218,335

Net interest (loss) income after provision for loan losses	(14,673)	(3,140)	27,201	112,791	122,179

Securities (losses) gains	(2,925)	(487)	(2,773)	2,839	(3,346)
Non-interest income *	14,739	17,227	24,974	122,475	179,415
Non-interest expense	70,859	82,171	64,684	121,854	339,568

(Loss) income before income taxes	(73,718)	(68,571)	(15,282)	116,251	(41,320)
(Benefit) provision for income taxes	(31,880)	(21,070)	(9,389)	43,769	(18,570)

Net (loss) income	(41,838)	(47,501)	(5,893)	72,482	(22,750)

Dividend and accretion on preferred stock	1,094	—	—	—	1,094

Net (loss)/income available to common shareholders	$(42,932)	$(47,501)	$(5,893)	$72,482	$(23,844)

Earnings per common share: **
Basic	$(0.92)	$(1.03)	$(0.13)	$1.57	$(0.52)
Diluted ***	(0.92)	(1.03)	(0.13)	1.56	(0.52)
Cash dividends declared on common shares	0.22	0.22	0.22	0.22	0.88
Weighted average common shares:
Basic	46,583	46,197	46,172	46,139	46,273
Diluted	47,002	46,624	46,518	47,345	46,644

	Year Ended December 31, 2007
	Q4	Q3	Q2	Q1 (Restated)	Total

	(dollars in thousands except per share amounts)
Interest income	$111,833	$114,659	$120,406	$236,711	$583,609
Interest expense	52,847	54,691	53,557	61,316	222,411

Net interest income	58,986	59,968	66,849	175,395	361,198
Provision for loan losses	4,778	24,401	5,115	78,978	113,272

Net interest income after provision for loan losses	54,208	35,567	61,734	96,417	247,926

Securities (losses) gains	(3,050)	5	(2)	1,941	(1,106)
Non-interest income *	17,270	17,265	48,847	102,313	185,695
Non-interest expense	51,314	52,175	57,059	114,894	275,442

Income before income taxes	17,114	662	53,520	85,777	157,073
Provision (benefit) for income taxes	4,883	(3,191)	20,354	34,139	56,185

Net Income	12,231	3,853	33,166	51,638	100,888

Dividend and accretion on preferred stock	—	—	—	—	—

Net income available to common shareholders	$12,231	$3,853	$33,166	$51,638	$100,888

Earnings per common share: **
Basic	$0.26	$0.08	$0.71	$1.10	$2.15
Diluted	0.26	0.08	0.70	1.09	2.13
Cash dividends declared on common shares	0.22	0.22	0.22	0.22	0.88
Weighted average common shares:
Basic	46,357	46,945	47,016	46,953	46,816
Diluted	46,624	47,179	47,286	47,345	47,082

*	Non-interest income is net of securities gains (losses).
**	Earnings per share summation difference is due to rounding.
***	Loss per diluted common share for the quarter ended December 31, September 30, and June 30, 2008 is calculated using basic weighted average shares outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

As of December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, Management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this evaluation, Management concluded that as of December 31, 2008, the Company’s internal control over financial reporting was effective.

ITEM 9B.	OTHER INFORMATION

Pursuant to the terms of Securities Purchase Agreement, the Company agreed that, until such time as the U.S. Treasury ceases to own any securities of the Company acquired under the Securities Purchase Agreement, and during the period in which any obligation arising from financial assistance provided under the TARP CPP remains outstanding, the Company will take all necessary action to ensure that its benefit plans with respect to its senior executive officers and other highly compensated employees comply with Section 111(b) of EESA and will not adopt any benefit plans with respect to, or which cover, its senior executive officers that do not comply with EESA. On November 19, 2008, the Compensation Committee of the BOD took action to amend the Company’s benefit plans to comply with Section 111(b) of EESA, as in effect on that date, and the BOD ratified such action on November 20, 2008.

On February 17, 2009, ARRA was signed into law. Section 7001 of ARRA amended Section 111 of EESA in its entirety. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by EESA. On February 26, 2009, the BOD took action to amend the Company’s benefit plans to comply with Section 111 of EESA, as amended by ARRA. Each of Company’s named executive officers, together with certain of the Company’s other employees, have entered into a Consent in the form attached hereto as Exhibit 10.29, pursuant to which they consented to the amendment of such benefit plans.

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

ALL: Allowance for loan loss

ARB: Accounting Research Bulletin

ARRA: American Recovery and Reinvestment Act of 2009

ATM: Automated Teller Machine

Average balances: Average balances are daily averages, i.e., the average is computed using the balances for each day of the year, rather than computing the average of the first and last day of the year.

Bps (Basis Points): Basis points are a percentage expressed by multiplying a percentage by 100. For example, 1.0% is 100 basis points.

Basis risk: When financial instruments have interest rates that differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates.

BHCA: Bank Holding Company Act of 1965

BOD: Board of Directors

Call Code: Regulatory code assigned to each individual loan account in order to classify on appropriate FDIC Call Report line item.

CD: Certificate of Deposit

CDARs: Certificate of Deposit Account Registry Services

Core Bank: Includes the Community Banking, Commercial Banking, Wealth Management and All Other segments of the Bank.

Core Deposit Intangibles (CDI): Premium paid on deposits during the time of acquisition.

CEO: Chief Executive Officer

CFO: Chief Financial Officer

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

ESOP: Employee Stock Ownership Plan

EESA: Emergency Economic Stabilization Act of 2008

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

FDIRA: Federal Deposit Insurance Reform Act of 2006

FH Act: Fair Housing Act

FHLB: Federal Home Loan Bank

FHLMC: Federal Home Loan Mortgage Corporation

FICO: Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the DIF

FIN 48: FASB Interpretation No. 48

FNB: First National Bank of Central California

FNMA: Federal National Mortgage Association

FOMC: Federal Open Market Committee

FRB: Board of Governors of the Federal Reserve System

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

IRC: Internal Revenue Code

IRS: Internal Revenue Service

IT: Information Technology

JH: Refers to both Jackson Hewitt, Inc. and Jackson Hewitt Technology Service. The

Company has a contract with each company. These contracts outline the payments as it relates to the program and marketing fees. . Throughout this document a combination of these contracts is referred to as “JH”.

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

TLGP: FDIC’s Temporary Liquidity Guarantee Program

TARP: Troubled Asset Relief Program

TARP CPP: TARP Capital Purchase Program

TDR: Troubled debt restructure, restructured loans

TILA: Truth in Lending Act

TIO: FRB’s Term investment option

TT&L: Treasury tax and loan

Veritas: Veritas Wealth Advisors, a limited liability company.

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

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 30, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 30, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 30, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 30, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	FINANCIAL STATEMENTS

The listing of financial statements required by this item is set forth in the index under Item 8 of this Annual Report on Form 10-K.

2.	FINANCIAL STATEMENT SCHEDULES

The listing of supplementary financial statement schedules required by this item is set forth in the index under Item 8 of this Annual Report on Form 10-K.

3.	EXHIBITS

The listing of exhibits required by this item is set forth in the Exhibit Index beginning on page 159 of this Annual Report on Form 10-K, which Exhibit Index indicates each exhibit that is a management contract or compensatory plan or arrangement.

(b)	EXHIBITS

See exhibits listed in “Exhibit Index” on page 159 of this report.

(c)	FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Pacific Capital Bancorp

By /s/ George S. Leis George S. Leis President and Chief Executive Officer	March 2, 2009 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Edward E. Birch Edward E. Birch Chairman of the Board	March 2, 2009 Date	/s/ George S. Leis George S. Leis President Chief Executive Officer (Principal Executive Officer)	March 2, 2009 Date

/s/ Stephen V. Masterson Stephen V. Masterson Executive Vice President and Chief Financial Officer	March 2, 2009 Date	/s/ Richard S. Hambleton, Jr Richard S. Hambleton, Jr. Director	March 2, 2009 Date

/s/ D. Vernon Horton D. Vernon Horton Vice Chairman	March 2, 2009 Date	/s/ Roger C. Knopf Roger C. Knopf Director	March 2, 2009 Date

/s/ Robert W. Kummer, Jr. Robert W. Kummer, Jr. Director	March 2, 2009 Date	/s/ Clayton C. Larson Clayton C. Larson Vice Chairman	March 2, 2009 Date

/s/ John Mackall John Mackall Director	March 2, 2009 Date	/s/ Lee Mikles Lee Mikles Director	March 2, 2009 Date

/s/ Richard A. Nightingale Richard A. Nightingale Director	March 2, 2009 Date	/s/ Kathy J. Odell Kathy J. Odell Director	March 2, 2009 Date

/s/ John T. Olds John T. Olds Director	March 2, 2009 Date

EXHIBIT INDEX TO PACIFIC CAPITAL BANCORP FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Exhibit Number	Description*

3.1	Certificate of Restatement of Articles of Incorporation of Pacific Capital Bancorp dated June 10, 2005. (1)

3.2	Certificate of Amendment of Articles of Incorporation dated August 8, 2005. (2)

3.3	Certificate of Determination of Preferences of Series B Fixed Rate Cumulative Perpetual Preferred Stock. (3)

3.4	Amended and Restated Bylaws of Pacific Capital Bancorp effective November 20, 2008. (4)

4.1	Amended and Restated Stockholders Rights Agreements, dated as of April 22, 2003, between Pacific Capital Bancorp and Mellon Investor Services LLC, as Rights Agent. (5)

Note: No long-term debt instruments issued by the Company or any of its consolidated subsidiaries exceeds 10% of the consolidated total assets of the Company and its subsidiaries. In accordance with paragraph 4(iii) of Item 601 of Regulation S-K, the Company will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

4.2	Warrant to Purchase Common Stock. (6)

10.1	Pacific Capital Bancorp 2002 Stock Plan. (7) x

10.1.1 Form of Restricted Stock Agreement for Employees for the 2002 Equity Incentive Plan as amended on July 21, 2004, September 19, 2005 and December 12, 2006 (8) x

10.1.2 Form of Stock Option Agreement for Employees for the 2002 Equity Incentive Plan as amended on July 21, 2004, September 19, 2005 and December 12, 2006 (9) x

10.2	Pacific Capital Bancorp Directors Stock Option Plan. (10) x

10.3	Pacific Capital Bancorp Incentive and Investment and Salary Savings Plan, as amended and restated effective January 1, 2001. (11) x

10.3.1 First Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan. (11) x

10.3.2 Second Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan. (11) x

10.3.3 Third Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan. (11) x

10.3.4 Addendum Incorporating EGTRRA Compliance Amendment to Pacific Capital Bancorp Incentive and Investment and Salary Savings Plan. (11)

10.3.5 Fourth Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan. ** x

10.3.6 Fifth Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan. ** x

10.4	Pacific Capital Bancorp Employee Stock Ownership Plan and Trust, as amended and restated effective January 1, 2001. (12) x

10.4.1 First Amendment to Pacific Capital Bancorp Amended and Restated Employee Stock Ownership Plan and Trust. ** x

10.4.2 Addendum Incorporating EGTRRA Compliance Amendment to Pacific Capital Bancorp Employee Stock Ownership Plan and Trust. (12) x

10.4.3 Second Amendment to Pacific Capital Bancorp Amended and Restated Employee Stock Ownership Plan and Trust. ** x

10.5	Pacific Capital Bancorp Amended and Restated Key Employee Retiree Health Plan dated December 30,1998. (13)

10.6	Pacific Capital Bancorp Amended and Restated Retiree Health Plan (Non-Key Employees) dated December 30, 1998. (14)

10.6.1 First Amendment to Pacific Capital Bancorp Amended and Restated Retiree Health Plan (Non-Key Employees) dated March 15, 2006. (15)

10.7	Trust Agreement of Santa Barbara Bank & Trust Voluntary Employees’ Beneficiary Association. (16)

10.7.1 First Amendment to Trust Agreement of Santa Barbara Bank & Trust Voluntary Beneficiary Association. (17) x

10.8	Pacific Capital Bancorp, Amended and Restated 1996 Directors Stock Plan, as dated February 22, 2000 as amended July 21, 2004. (18) x

10.8.1 Pacific Capital Bancorp 1996 Directors Stock Option Agreement. (18) x

10.8.2 Pacific Capital Bancorp 1996 Directors Reload Stock Option Agreement. (18) x

10.9	Management Retention Plan effective February 13, 2008. (19) x

10.10	Pacific Capital Bancorp First Amended and Restated Deferred Compensation Plan dated October 1, 2000. (20) x

10.10.1 First Amended and Restated Trust Agreement under Pacific Capital Bancorp Deferred Compensation Plan dated October 1, 2000. (20) x

10.11	Pacific Capital Bancorp Summary of Non-Employee Director Compensation, effective July 1,2007. (21) x

10.12	Pacific Capital Bancorp Deferred Compensation Plan, effective January 1, 2005. (22) x

10.13	Pacific Capital Bancorp 2006 High Performance Compensation Plan, effective January 1, 2006. (23) x

10.14	Amended and Restated Executive Salary Continuation Benefits Agreement between Clayton C. Larson and Pacific Capital Bancorp dated September 23, 1997. (24) x

10.15	Employment Offer Letter dated February 21, 2006 between Pacific Capital Bancorp and Joyce Clinton. (25)

10.16	Employment Offer Letter dated March 3, 2006 between Pacific Capital Bancorp and George Leis. (25) x

10.17	Separation Agreement and General Release of Chief Information Officer, between Pacific Capital Bancorp and William J. Grimm. (23)

10.18	Employment Agreement Letter dated October 11, 2006 between Pacific Capital Bancorp and William S. Thomas Jr., President and CEO. (23) x

10.19	Pacific Capital Bancorp 2005 Directors’ Stock Plan. (26) x

10.19.1 Form of Stock Option Agreement. (27) x

10.19.2 Form of Restricted Stock Agreement. (27) x

10.20	Employment agreement dated March 29, 2007 between Pacific Capital Bancorp, Pacific Capital Bank, N.A. and George S. Leis. (29) x

10.20.1 First Amendment to Employment Agreement dated February 13, 2008, between Pacific Capital Bancorp, Pacific Capital Bank, N.A. and George S. Leis. (29) x

10.21	Retention Agreement and General Release dated June 4, 2007 between Pacific Capital Bank, N.A. and Joyce Clinton. (30) x

10.22

Asset Purchase Agreement dated June 19, 2007 between Pacific Capital Bank, N.A., LEAF Funding, Inc., Leaf Financial Corporation and Leaf Commercial Finance Co., LLC, relating to the sale of Pacific Capital Bank, N.A.’s leasing portfolio. (30)

10.23	Performance-Based Annual Incentive Compensation Plan. ** x

10.24	2008 Pacific Capital Bancorp Equity Incentive Plan. (31) x

10.24.1 Form of Notice of Grant and Restricted Stock Agreement for Non-employee Directors for the 2008 Equity Incentive Plan. (32) x

10.24.2 Form of Notice of Grant and Restricted Stock Agreement for Non-employee Directors for the 2008 Equity Incentive Plan. ** x

10.25

Letter Agreement, dated as of November 21, 2008, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury. (33)

10.26	Additional Letter Agreement, dated as of November 21, 2008, between the Company and the United States Department of the Treasury. (34)

10.27	Form of Consent, dated as of November 21, 2008, executed by each of Messrs. George S. Leis, Stephen V. Masterson, Frederick W. Clough, Clayton C. Larson, Donald Toussaint, and Bradley S. Cowie. (35) x

10.28	Form of Waiver, dated as of November 21, 2008, executed by each of Messrs. George S. Leis, Stephen V. Masterson, Frederick W. Clough, Clayton C. Larson, Donald Toussaint, and Bradley S. Cowie. (36)

10.29	Form of Consent, dated as of February 27, 2009, executed by each of Messrs. George S. Leis, Stephen V. Masterson, Frederick W. Clough, Clayton C. Larson, Donald Toussaint, and Bradley S. Cowie. ** x

21.	Subsidiaries of the registrant. **

23.1	Consent of Ernst & Young LLP with respect to financial statements of the Registrant. **

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.1 Certification of George S. Leis. **

31.2 Certification of Stephen V. Masterson. **

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.1 Certification of George S. Leis and Stephen V. Masterson. **

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

**	Filed herewith.

x	Indicates management contract or compensatory plan or arrangement

The Exhibits listed below are incorporated by reference from the specified filing.

(1)	Filed as Exhibit 3(i)(b) to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed June 17, 2005.

(2)	Filed as Exhibit 3(i)(b) to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended September 30, 2005.

(3)	Filed as Exhibit 3.1 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed on November 26, 2008.

(4)	Filed as Exhibit 3.2 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed on November 26, 2008.

(5)	Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended March 31, 2003.

(6)	Filed as Exhibit 4.2 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed on November 26, 2008.

(7)	Filed as Exhibit 10.1.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.

(8)	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-01113) for the fiscal quarter ended June 30, 2008.

(9)	Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-01113) for the fiscal quarter ended June 30, 2008.

(10)	Filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Santa Barbara Bancorp (Registration No. 33-48724) filed on June 22, 1992.

(11)	Filed as Exhibits 10.1.3 through 10.1.3.4 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.

(12)	Filed as Exhibits 10.1.4 through 10.1.4.2 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.

(13)	Filed as Exhibit 10.1.5 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.

(14)	Filed as Exhibit 10.1.6 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.

(15)	Filed as Exhibit 10.6.1 to Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 2006.

(16)	Filed as Exhibit 10.1.8 to Annual Report on Form 10-K of Santa Barbara Bancorp (File No. 0-11113) for the fiscal year ended December 31, 1997.

(17)	Filed as Exhibit 10.1.13 to Annual Report on Form 10-K of Santa Barbara Bancorp (File No. 0-11113) for fiscal year ended December 31, 1995.

(18)	Filed as Exhibits 10.1.8 through 10.1.8.2 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.

(19)	Filed as Exhibit 10.1 to Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed February 20, 2008.

(20)	Filed as Exhibits 10.1.13 through 10.1.13.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.

(21)	Filed as Exhibit 99.1 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed September 25, 2007.

(22)	Filed as Exhibit 10.1.15 to Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 2005.

(23)	Filed as Exhibits 10.1.23, 10.1.25 and 10.1.26 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended September 30, 2006.

(24)	Filed as Exhibit 10.14 to Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 2006.

(25)	Filed as Exhibits 10.1.18 and 10.1.19 to Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 2005.

(26)	Filed as Addendum B to the Definitive Proxy Statement on Schedule 14A of Pacific Capital Bancorp (File No. 0-11113) filed April 21, 2005.

(27)	Filed as Exhibits 4.2 and 4.3 to the Registration Statement on Form S-8 of Pacific Capital Bancorp (Registration No. 333-127982) filed on August 31, 2005.

(28)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed March 30, 2007.

(29)	Filed as Exhibit 10.2 to Current Report on Form 8-K (File No. 0-11113) filed February 20, 2008.

(30)	Filed as Exhibit 10.23 and 10.24 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended June 30, 2007.

(31)	Filed as Exhibit A to the Definitive Proxy Statement on Schedule 14A of Pacific Capital Bancorp (File No. 0-11113) filed March 19, 2008.

(32)	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-01113) for the fiscal quarter ended June 30, 2008.

(33)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed November 26, 2008.

(34)	Filed as Exhibit 10.2 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed November 26, 2008.

(35)	Filed as Exhibit 10.3 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed November 26, 2008.

(36)	Filed as Exhibit 10.4 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed November 26, 2008.