Form 10-Q
period 2009-03-31
PACIFIC CAPITAL BANCORP /CA/
filed 2009-05-11
CIK 357264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                         Yes  ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

                                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

Number of shares of common stock of the registrant outstanding as of April 30, 2009: 46,682,465

PART I. FINANCIAL INFORMATION		3

Forward-looking statements		3

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and as of December 31, 2008	4

	Consolidated Statements of Operations (Unaudited)	5

	Consolidated Statements of Comprehensive (Loss) Income (Unaudited)	6

	Consolidated Statements of Cash Flows (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

The financial statements included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	48

Glossary		49

PART II. OTHER INFORMATION		52

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Submission of Matters to a Vote of Security Holders	52

Item 5.	Other Information	52

Item 6.	Exhibits	53

SIGNATURES		53

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

Certain statements contained in Pacific Capital Bancorp’s (“the Company”) Annual Report on Form 10-K and Quarterly Report on Form 10-Q, as well as statements by the Company in periodic press releases and oral statements made by Company officials to securities analysts and shareholders during presentations about the Company, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the health of the capital markets, the Company’s de novo branching and acquisition efforts, the operating characteristics of the Company’s income tax refund loan and transfer programs and the economic conditions within its markets.  These forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in California; (4) the occurrence of terrorist acts or natural disasters, such as earthquakes; (5) reduced demand for or earnings derived from the Company’s refund anticipation loan (“RAL”) and refund transfer (“RT”) programs; (6) legislative or regulatory changes or litigation adversely affecting the businesses in which the Company engages; (7) unfavorable conditions in the capital markets; (8) challenges in opening additional branches, integrating acquisitions or introducing new products or services; and (9) other risks detailed in reports filed by the Company with the Securities and Exchange Commission (“SEC”).  Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.  For a more detailed description of the risk factors associated with the Company’s businesses, please refer to Part II, Item 1A of this Form 10-Q and to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The assets, liabilities, and results of operations of the Company’s RAL and RT programs are reported in its periodic filings with the SEC as a segment of its business.  Because these are activities conducted by very few other financial institutions, users of the financial statements have indicated that they are interested in information for the Company exclusive of these programs so that they may compare the results of operations with financial institutions that do not have comparable programs.  The amounts and ratios may generally be computed from the information provided in the notes to the financial statements that disclose segment information, but are computed and included in the Company’s Annual Report on Form 10-K and Quarterly Report Form 10-Q for the convenience of those users.

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

Net interest margin is discussed throughout this document and presented on a fully tax equivalent basis (“FTE”).  This discussion should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K (“2008 10-K”).  Terms and acronyms used throughout this document are defined in the glossary on pages 49 through 51.

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$58,442	$80,135
Interest-bearing demand deposits in other financial institutions	1,236,210	1,859,144

Cash and cash equivalents	1,294,652	1,939,279
Investment securities—trading, at fair value	205,450	213,939
Investment securities—available-for-sale, at fair value; amortized cost of $1,438,071 at March 31, 2009 and $1,152,060 at December 31, 2008	1,465,105	1,178,743
Loans:
Held for sale, at lower of cost or fair value	20,638	11,137
Held for investment, net of allowance for loan losses of $144,307 at March 31, 2009 and $140,908 at December 31, 2008	5,609,792	5,623,948

Total loans	5,630,430	5,635,085
Premises and equipment, net	83,091	78,608
Goodwill and other intangible assets	137,666	138,372
Other assets	406,094	390,265

Total assets	$9,222,488	$9,574,291

Liabilities:
Deposits:
Non-interest-bearing demand	$1,156,919	$981,944
Interest-bearing	5,281,150	5,608,032

Total deposits	6,438,069	6,589,976
Securities sold under agreements to repurchase and Federal funds purchased	342,284	342,157
Long-term debt and other borrowings	1,524,783	1,740,240
Other liabilities	140,610	113,481

Total liabilities	8,445,746	8,785,854

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock — no par value; $1,000 per share stated value; 1,000 authorized, 181 issued and outstanding.	176,111	175,907
Common stock — no par value; $0.25 per share stated value; 100,000 authorized; 46,648 shares issued and outstanding at March 31, 2009 and 46,617 at December 31, 2008	11,666	11,659
Surplus	120,970	120,137
Retained earnings	458,442	471,531
Accumulated other comprehensive income	9,553	9,203

Total shareholders’ equity	776,742	788,437

Total liabilities and shareholders’ equity	$9,222,488	$9,574,291

See the accompanying notes.

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Months Ended
	March 31,
	2009	2008
	(in thousands, except per share amounts)
Interest income:
Loans	$226,446	$194,088
Investment securities - trading	2,638	833
Investment securities - available-for-sale	11,067	14,087
Other	1,232	2,012

Total interest income	241,383	211,020

Interest expense:
Deposits	32,457	28,424
Securities sold under agreements to repurchase and Federal funds purchased	3,160	3,614
Long-term debt and other borrowings	17,654	17,797

Total interest expense	53,271	49,835

Net interest income	188,112	161,185
Provision for loan losses	155,724	48,394

Net interest income after provision for loan losses	32,388	112,791

Non-interest income:
Refund transfer fees	58,465	59,555
Service charges and fees	8,911	10,125
Trust and investment advisory fees	5,594	6,631
Gain on securities, net	2,029	2,839
Gain on sale of RALs, net	—	44,580
Other	1,094	1,584

Total non-interest income	76,093	125,314

Non-interest expenses:
Refund program marketing and technology fees	46,884	45,000
Salaries and employee benefits	36,720	35,474
Occupancy expenses, net	6,282	6,509
Other	33,375	34,871

Total non-interest expenses	123,261	121,854

(Loss)/income before (benefit)/provision for income taxes	(14,780)	116,251
(Benefit)/provision for income taxes	(9,268)	43,769

Net (loss)/income	(5,512)	72,482

Dividends and accretion on preferred stock	2,412	—

Net (loss)/income available to common shareholders	$(7,924)	$72,482

(Loss)/income per common share—basic	$(0.17)	$1.57
(Loss)/income per common share—diluted (Note 2)	$(0.17)	$1.56
Average number of common shares—basic	46,620	46,139
Average number of common shares—diluted	47,108	46,471
Dividends per common share	$0.11	$0.22

See the accompanying notes.

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three-Months Ended
	March 31,
	2009	2008
	(in thousands)
Net (loss)/income	$(5,512)	$72,482

Other comprehensive income, net:
Unrealized gain on securities available-for-sale (“AFS”), net	117	1,496
Impairment loss on securities included in earnings, net	3	464
Realized loss (gain) on sale of securities AFS included in earnings, net	84	(12)
Postretirement benefit obligation arising during period, net	146	(35)

Total other comprehensive income	350	1,913

Comprehensive (loss)/income	$(5,162)	$74,395

The amounts reclassified out of accumulated other comprehensive income into earnings for the three month periods ended March 31, 2009 and 2008, were $147,000 and $781,000, respectively.  The income tax benefit related to these amounts were $62,000 and $329,000 for the three month periods ended March 31, 2009 and 2008, respectively.

See the accompanying notes.

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three-Months Ended
	March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(5,512)	$72,482
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Provision for loan losses	155,724	48,394
Depreciation and amortization	5,599	5,021
Stock-based compensation	882	1,493
Excess tax benefit of stock-based compensation	—	(23)
Net amortization of discounts and premiums for investment securities	(1,720)	(2,772)
Loans originated for sale and principal collections, net	20,638	—
(Gains)/losses on:
Sale of loans, net	(543)	(44,726)
Securities, AFS	147	781
Futures	255	—
Changes in:
Other assets	(15,526)	(29,998)
Other liabilities	27,174	94,931
Trading securities, net	8,489	80,977
Servicing rights, net	306	(205)

Net cash provided by operating activities	195,913	226,355

Cash flows from investing activities:
Proceeds from loan sales	—	2,096,725
Principal pay downs, calls and maturities of AFS securities	395,001	179,730
Purchase of AFS securities	(679,439)	(93,346)
Loan originations and principal collections, net	(171,164)	(2,199,709)
Purchase of Federal Home Loan Bank stock	(705)	(4,361)
Purchase of premises and equipment, net	(4,515)	(1,706)
Proceeds from sale of other real estate owned	—	420

Net cash used in investing activities	(460,822)	(22,247)

Cash flows from financing activities:
Net decrease in deposits	(151,907)	(128,608)
Net (decrease) increase in short-term borrowings	(227,456)	943
Proceeds from long-term debt and other borrowings	25,000	30,000
Re-payment of long-term debt and other borrowings	(18,041)	(38,106)
Excess tax benefit of stock-based compensation	—	23
Proceeds from stock transactions	7	152
Cash dividends paid on common stock	(5,165)	(10,243)
Cash dividends paid on preferred stock	(2,107)	—
Other, net	(49)	(27)

Net cash used by financing activities	(379,718)	(145,866)

Net (decrease) increase in cash and cash equivalents	(644,627)	58,242
Cash and cash equivalents at beginning of period	1,939,279	141,086

Cash and cash equivalents at end of period	$1,294,652	$199,328

(continued)

PACIFIC CAPITAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(continued)

	Three-Months Ended
	March 31,
	2009	2008
	(in thousands)
Supplemental disclosure:
Cash paid during the period for:
Interest	$54,605	$51,869
Income Taxes	50	3,000
Non-cash investing activity:
Transfers to other real estate owned, net	2,811	—
Transfers from loans held for sale to trading securities	—	68,343
Non-cash financing activity:
Preferred Stock Dividends declared not paid	1,104	—

See the accompanying notes.

Pacific Capital Bancorp And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements and notes included in this 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Nature of Operations

PCB is a bank holding company organized under the laws of the state of California.  PCB provides a full range of commercial and consumer banking services to households, professionals, and businesses through its wholly-owned subsidiary Pacific Capital Bank, National Association (“PCBNA” or “the Bank”).  These banking services include depository, lending, and wealth management services.  PCBNA’s lending products include commercial, consumer, commercial and residential real estate loans and SBA loans.  PCBNA is also one of the largest nationwide providers of financial services related to the electronic filing of income tax returns including the RAL and RT business products.  Depository services include checking, interest-bearing checking (“NOW”), money market (“MMDA”), savings, and certificate of deposit (“CD”) accounts, as well as safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashiers checks.  PCBNA offers a wide range of wealth management services through the Commercial & Wealth Management Group which includes two wholly-owned subsidiaries, Morton Capital Management (“MCM”) and R.E.  Wacker and Associates (“REWA”) and a 20% non-controlling interest in Veritas Wealth Advisors, LLC (“Veritas”), a registered investment advisor.

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

Certain amounts in the 2008 financial statements have been reclassified to be comparable with classifications used in the 2009 financial statements.

Consolidation of Subsidiaries and Variable Interest Entities

PCB has five wholly-owned subsidiaries.  PCBNA, a banking subsidiary and four unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in Note 14, “Long-term Debt and Other Borrowings” of the 2008 10-K Consolidated Financials Statements.

PCBNA has four wholly-owned consolidated subsidiaries:

■	MCM and REWA, two registered investment advisors that provide investment advisory services to individuals, foundations, retirement plans and select institutional clients.

■	SBBT RAL Funding Corp. which is utilized as part of the financing of the RAL program as described in Note 6, “RAL and RT Programs”.

■	PCB Service Corporation, utilized as a trustee of deeds of trust in which PCBNA is the beneficiary.

PCBNA also retains ownership in several low-income housing partnerships that generate tax credits.  These partnerships are considered variable interest entities and are not consolidated into these Consolidated Financial Statements.

PCBNA has a 20% non-controlling interest in Veritas of $1.0 million of equity at risk. For the three-month period ended March 31, 2009, Veritas had an immaterial loss. PCBNA’s share of Veritas’ loss is included in the Company’s Consolidated Financial Statements using the equity method.

The Company does not have any other entities that should be considered for consolidation.

Segments

GAAP requires that the Company disclose certain information related to the performance of its business segments.  Business segments are defined based on how the Chief Executive Officer of the Company views the Company’s operations.  Based on these guidelines, the Company’s Management has determined that there are three operating segments: Community Banking, Commercial and Wealth Management Group and RAL and RT Programs.  The All Other segment consists of the administrative support units and the Holding Company.  The factors used in determining these reportable segments are defined in Note 13, “Segments” of this Form 10-Q and Note 24, “Segments” in the Consolidated Financial Statements of the 2008 10-K.

Significant Accounting Policies

Except as noted below, the significant accounting policies have not changed from those described in Note 1, “Summary of Significant Accounting Policies” in the Consolidated Financial Statements of the 2008 10-K.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations“ (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51“ (“SFAS 160”).  SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement is in effect for the calendar year beginning January 1, 2009.  There was no material impact on the Company’s financial condition or results of operations from adoption of these accounting pronouncements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Management increased the disclosures for the derivative instruments held in the 2008 10-K Consolidated Financial Statements to comply with SFAS 161.  The derivative holdings are not material to the Company’s financial statements and, therefore the Company is not presenting additional disclosures in accordance with SFAS 161 for interim financial statements.

In April 2008, the FASB issued FASB Staff Positions (“FSPs”) Financial Accounting Standard (“FAS”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset.  FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity shall consider its own experience in renewing similar arrangements.  If the entity has no relevant experience, it would consider market participant assumptions regarding renewal.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company adopted FSP FAS 142-3 and it did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  All prior-period earnings per share data presented shall be adjusted retrospectively.  The Company adopted FSP EITF 03-6-1 and it did not have a material impact on the Company’s Consolidated Financial Statements.

On April 9, 2009, the FASB finalized three FSPs regarding the accounting treatment for investments.  These FSPs changed the method for determining if an Other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement.  The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event.  The three FSPs are as follows:

1.

FSP “SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides additional guidelines for estimating fair value in accordance with the principles presented in SFAS 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased and identification of circumstances that indicate a transaction is not orderly.

2.

FSP “SFAS 115-2 and SFAS 124-2, Recognition and Presentation of other-than-temporary impairments” amends other-than-temporary impairment (“OTTI”) guidance in U.S.  GAAP for debt securities to make the guidance more operational and improves the presentation and disclosure of OTTI on debt and equity securities in financial statements.  This FSP does not amend the existing recognition and measurement guidance related to OTTI of equity securities.

3.

FSP “SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures to interim and annual financial reports of publicly traded companies.

These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early adoption permissible for the first quarter of 2009.  The Company elected not to early adopt any of the above positions.  Management has not completed its evaluation of the impact of these standards on the results of operation and financial position.

2. EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share.  The denominator of the diluted earnings per share includes the effect of dilutive stock options and restricted stock option grants.

	Three-Months Ended
	March 31,
	2009	2008
	(in thousands, except per share amounts)
Net (loss) income	$(5,512)	$72,482
Less: Dividends and accretion on preferred stock	2,412	—

Net (loss) income available to common shareholders	$(7,924)	$72,482

Basic weighted average shares outstanding	46,620	46,139
Dilutive effect of stock options	488	332
Dilutive effect of common stock warrants	—	—

Diluted weighted average shares outstanding	47,108	46,471

(Loss) income per common share - basic	$(0.17)	$1.57
(Loss) income per common share - diluted	$(0.17)	$1.56

For the three months ended March 31, 2009 and 2008, the average outstanding unexercised stock options of 1,418,000 and 1,164,000 shares, respectively, were not included in the computation of earnings per share because they were anti- dilutive.  For the three months ended March 31, 2009, 1,512,000 common stack warrants were not included in the computation of earnings per a share because they were anti-dilutive.

3. SECURITIES

The amortized cost and estimated fair value of investment securities was as follows:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Trading Securities:
Mortgage-backed securities (3)	$205,450	$—	$—	$205,450

Total trading securities	205,450	—	—	205,450

Available-for-Sale:
U.S. Treasury obligations (1)	36,590	503	—	37,093
U.S. Agency obligations (2)	885,796	8,061	(1,160)	892,697
Collateralized mortgage obligations	19,876	198	(3,624)	16,450
Mortgage-backed securities (3)	194,353	11,729	—	206,082
Asset-backed securities	1,962	—	(1,047)	915
State and municipal securities	299,494	18,317	(5,943)	311,868

Total available-for-sale securities	1,438,071	38,808	(11,774)	1,465,105

Total Securities	$1,643,521	$38,808	$(11,774)	$1,670,555

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Trading Securities:
Mortgage-backed securities (3)	$213,939	$—	$—	$213,939

Total trading securities	213,939	—	—	213,939

Available-for-Sale
U.S. Treasury obligations (1)	36,826	649	—	37,475
U.S. Agency obligations (2)	590,471	9,767	(108)	600,130
Collateralized mortgage obligations	20,731	142	(3,781)	17,092
Mortgage-backed securities (3)	203,141	9,115	—	212,256
Asset-backed securities	1,962	—	(928)	1,034
State and municipal securities	298,929	17,042	(5,215)	310,756

Total available-for-sale securities	1,152,060	36,715	(10,032)	1,178,743

Total Securities	$1,365,999	$36,715	$(10,032)	$1,392,682

(1)	U.S. Treasury obligations are securities that are backed by the full faith and credit of the United States government.

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

Trading Securities

At March 31, 2009, the Company held $205.5 million of trading securities, a decrease of $8.4 million.  This decrease is mostly attributed to principal pay-downs of $10.9 million offset by an increase in market value of $2.5 million.  The change in market value was recorded in non-interest income.

As discussed in the 2008 10-K, Note 22, “Derivative Instruments”, the Company had $50.0 million of treasury future contracts which were entered into in the third quarter of 2008 and that expire on April 17, 2009.  The Company entered into these future contracts to economically hedge the exposure of changes in market value for the MBS held in the available for sale (“AFS”) portfolio.  During the first quarter of 2009, the Company recorded $255,000 of losses associated with these future contracts.  These losses are included in the income statement within the line item, net gain (loss) on securities transactions.

Available for Sale (“AFS”) Securities

At March 31 2009, the Company held $1.47 billion of AFS Securities, an increase of $286.4 million since December 31, 2008.  A majority of this increase was due to the purchase of callable short-term U.S.  Agencies securities during the first quarter of 2009.

As disclosed in Note 4, “Securities” of the Consolidated Financial Statements in the 2008 10-K, in the fourth quarter of 2007, Management changed its intent with regard to holding its AFS MBS until maturity or ultimate recovery.  As a result, the Company recognized $4,000 and $801,000 of additional impairment loss for the three month periods ended March 31, 2009 and 2008, respectively.  Management has not changed its intent with respect to the remainder of the securities held in the AFS portfolio and has the ability to hold them.

The AFS securities that are in an unrealized loss position and temporarily impaired as of March 31, 2009 and December 31, 2008 are shown in the following table:

	March 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasury/U.S. Agencies	$369,733	$(1,160)	$—	$—	$369,733	$(1,160)
Municipal Bonds	78,561	(4,068)	8,291	(1,875)	86,852	(5,943)
Collateralized mortgage obligations	1,112	(1,232)	9,899	(2,392)	11,011	(3,624)
Asset-backed Securities	—	—	915	(1,047)	915	(1,047)

Total	$449,406	$(6,460)	$19,105	$(5,314)	$468,511	$(11,774)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasury/U.S. Agencies	$116,348	$(108)	$—	$—	$116,348	$(108)
Municipal Bonds	78,816	(4,057)	7,351	(1,158)	86,167	(5,215)
Collateralized mortgage obligations	8,352	(2,986)	3,075	(795)	11,427	(3,781)
Asset-backed Securities	1,034	(928)	—	—	1,034	(928)

Total	$204,550	$(8,079)	$10,426	$(1,953)	$214,976	$(10,032)

The $11.8 million and $10.0 million of unrealized losses for the AFS portfolio as of March 31, 2009 and December 31, 2008, respectively, are a result of market interest rate fluctuations.  The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the most recent ratings on all securities are investment grade.  Management is aware of one Asset Backed Security (“ABS”) with a fair value of $915,000 held in the AFS portfolio that has some sub-prime home equity loans as the underlying collateral.  The ABS currently has an investment rating of AAA and is fully collateralized.  The Company has the ability and the intent to hold these securities until ultimate recovery or maturity.  As such, Management does not believe that there are any securities that are other-than-temporarily impaired as of March 31, 2009 other than the MBS portfolio as discussed above.

The fair value is based on current market prices obtained from independent sources for each security held.  All securities in an unrealized loss position for more than 12 months are evaluated for other than temporary impairment quarterly.

Interest Income

Interest income for trading and AFS securities on a FTE basis was $15.2 million and $15.9 million for the three month periods ended March 31, 2009 and 2008, respectively.  The taxable and non-taxable interest income were taxable interest income of $9.9 million and $12.0 million and, non-taxable interest income of $5.3 million and $3.9 million for the three month period ended March 31, 2009 and 2008, respectively.

4. LOANS

The composition of the Company’s loans held for investment portfolio is as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)
Real estate:
Residential—1 to 4 family	$1,089,046	$1,098,592
Multi-family residential	275,779	273,644
Commercial	2,038,465	2,031,790
Construction	516,081	553,307
Commercial loans	1,128,810	1,159,843
Home equity loans	454,292	448,650
Consumer loans	187,594	196,482
RALs	60,211	—
Other loans	3,821	2,548

Total loans	5,754,099	5,764,856
Allowance for loan losses	144,307	140,908

Net loans	$5,609,792	$5,623,948

Total loans are net of deferred loan origination, commitment and extension fees, and origination costs of $7.1 million at March 31, 2009 and $7.7 million at December 31, 2008.

Loans Held for Sale

At March 31, 2009, the Company held $20.6 million of loans held for sale compared to $11.1 million at December 31, 2008.  The loans classified as held for sale were residential real estate loans and small business loans guaranteed by the Small Business Administration (“SBA loans”).  At March 31, 2009, the loans held for sale consisted of $10.9 million of residential loans and $9.7 million of SBA loans.  At December 31, 2008, the loans held for sale consisted of $1.1 million of residential real estate loans and $10.0 million of SBA loans.

Impaired Loans

The following table reflects recorded investment in impaired loans:

	March 31,	December 31,
	2009	2008
	(in thousands)
Impaired loans with specific valuation allowance	$44,215	$79,939
Valuation allowance related to impaired loans	(12,636)	(17,768)
Impaired loans without specific valuation allowance	151,909	95,273

Impaired loans, net	$183,488	$157,444

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  Impaired loans that are collateralized by real estate when the market value decreases, are charged-off to realizable market value instead of establishing a valuation allowance as identified in the table above as “impaired loans without specific valuation allowance”.  The valuation allowance disclosed above is included in the allowance for loan losses reported in the balance sheets as of March 31, 2009 and December 31, 2008.

The table below reflects the average balance and interest recognized for impaired loans for the three month periods ended March 31, 2009 and 2008.

	Three-Months Ended
	March 31,
	2009	2008
	(in thousands)
Average investment in impaired loans for the period	$185,668	$97,397
Interest recognized during the period for impaired loans	$4,283	$2,414

The increase in the average balance of investment in impaired loans of $88.3 million during the three month period ended March 31, 2009 compared to the same period in 2008 is primarily due to the downturn of the economy which started in the latter part of 2008.  A majority of the increase of impaired loans are from customer relationships from the construction and/or home builder industry.  These relationships have construction and land loans as well as commercial and commercial real estate loans which comprise of $149.4 million or 76.2% of all impaired loans at March 31, 2009.

Refund Anticipation Loans

Information and disclosures related to RALs and the securitization of RALs are included in Note 6, “RAL and RT Programs” of these Consolidated Financial Statements.

Pledged Loans

At March 31, 2009 and December 31, 2008, loans secured by first trust deeds on residential and commercial property with principal balances totaling $865.2 million and $1.29 billion, respectively, were pledged as collateral to the Federal Reserve Bank of San Francisco (“FRB”); and $2.88 billion and $2.98 billion, respectively, were pledged to the Federal Home Loan Bank (“FHLB”).  The amount of loans pledged does not represent the amount of outstanding borrowings at the FRB or the FHLB.  The Company pledges loans as collateral for the Company’s borrowings in accordance with the Company’s agreements with the FRB and the FHLB.

Letters and Lines of Credit

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with “off-balance sheet” risk.  Among these financial instruments are commitments to extend credit and standby letters of credit.

The following table represents the contractual commitments for lines and letters of credit as of March 31, 2009:

	March 31, 2009
	Total	Less than one year	One to three years	Three to five years	More than five years
	(in thousands)
Unfunded Commitments	$1,250,311	$521,049	$195,349	$84,427	$449,486
Standby letters of credit and financial guarantees	124,231	$47,091	$23,303	$16,281	$37,556

Total	$1,374,542	$568,140	$218,652	$100,708	$487,042

The Company has recorded a $368,000 liability associated with the unearned portion of the letter of credit fees for these guarantees as of March 31, 2009 compared to $453,000 at December 31, 2008.

The Company has exposure to loan losses from unfunded loan commitments and letters of credit.  As funds have not been disbursed on these commitments, they are not reported as loans outstanding.  Loan losses related to these commitments are not included in the allowance for loan losses reported in Note 6, “Allowance for Loan Losses” of this Form 10-Q and are accounted for as a separate loss contingency liability or reserve.  The reserve for the unfunded loan commitments and letters of credit was $8.6 million at March 31, 2009, an increase of $573,000 since December 2008.  Changes to this liability are adjusted through other non-interest expense and are disclosed in the table below as “Additions, net.” The increase in the reserve for off balance sheet commitments is attributable to the decrease in the collateral values securing the unfunded commitments.  In accordance with SFAS 114, when the market values decrease on loans secured by collateral additional reserves are required as the collateral held no longer has the loan to value ratio it had at the time the commitment was made.

The table below summarizes the activity for the off balance sheet reserve:

	Three-Months Ended March 31,
	2009	2008
	(in thousands)
Beginning balance	$8,014	$1,107
Additions, net	573	2,556

Balance	$8,587	$3,663

5. LOAN SALES AND TRANSACTIONS

During the first quarter of 2009 and 2008, the Company sold residential real estate and SBA loans.  In the first quarter of 2008, the Company also sold RALs.  A summary of the activity is discussed below.

Residential Real Estate Loans

In September 2008, the Company began originating residential real estate loans for sale from the Community Banking segment.  In the first quarter of 2009, the Company sold $44.3 million of residential real estate loans and recognized a gain on sale of $564,000.  Of the $44.3 million of residential loans sold, $8.2 million of loans were sold with servicing retained and a small servicing right was recorded.

On January 4, 2008, the Company re-characterized $68.2 million of adjustable rate residential real estate loans from the Community Banking segment to MBS held in the Company’s trading portfolio with a discounted par amount of $67.6 million.  The Company retained the servicing on the loans sold at a rate of 25 basis points and recognized a servicing right of $402,000.  Any resulting gain or loss for this transaction will be realized by the Company when the securities received in the re-characterization are sold.

SBA Loans

The Company occasionally sells the guaranteed portion of selected SBA 7(a) loans into the secondary market, on a servicing retained basis.  During the first quarter of 2009 and 2008, the Company sold $553,000 and $2.2 million, respectively, of the guaranteed portion of selected SBA 7(a) loans for a premium.  The Company recorded nominal servicing rights for the sold loans and a net loss on loan sales of $21,000 for the three months ended March 31, 2009.  The Company recorded a net gain on SBA loan sales of $142,000 for the three months ended March 31, 2008.  As of January 1, 2009, the SBA lending activities are included in the Community Banking segment.

RALs

The Company did not utilize a securitization facility for RALs in 2009.  In the first quarter of 2008, the Company sold $2.21 billion of RALs into a securitization facility through SBBT RAL Funding Corp. and recognized a net gain on sale of RALs of $44.6 million.  A detailed description of RALs sold through the securitization is discussed in Note 6, “RAL and RT Programs” of the Consolidated Financial Statements of this Form 10-Q.  The income generated by the sale of RALs is reported in the RAL and RT segment.

6. RAL AND RT PROGRAMS

RAL and RT Programs

The Company sells two products related to the electronic filing of tax returns.  The products are designed to provide taxpayers with faster access to funds claimed by them as a refund on their tax returns.  This access may be in the form of a loan from the Company secured by the refund claim, a RAL, or in the form of a facilitated electronic transfer or check prepared by their tax preparer, a RT.  The RAL and RT Programs are highly seasonal.  Approximately 90% of the activity occurs in the first quarter of each year.  For additional financial information on the RAL and RT programs, for the comparable periods, see the discussion below, and Note 7, “RAL and RT Programs” of the Consolidated Financial Statements of the 2008 10-K.

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

The RAL funds advanced by the Bank are generally repaid by the IRS within several weeks.  Therefore, the processing costs and provision for loan loss represent the major costs of these loans.  This cost structure is different than for other loans since usually the cost of funds is the major cost in making a loan.  Because of RALs short duration, the Bank cannot recover the processing costs through interest calculated over the term of the loan.  PCBNA has structured the fees to have a fixed component to cover processing costs and a variable component to cover loan losses and the cost of funds.  The customer signs a promissory note which requires the Company to report fees received for RALs as interest income.

Net interest income for RALs for the three month periods ended March 31, 2009 and 2008 was $140.1 million and $101.2 million, respectively.  As discussed above, approximately 90% of the activity occurs in the first quarter each year.

The following table represents RAL originations and net charge-offs:

	Three-Months Ended
	March 31,
	2009	2008
	(in thousands)
Originations:
RAL loans retained	$6,004,451	$4,496,150
RAL loans securitized	—	2,205,130

Total RAL loans	$6,004,451	$6,701,280

Loan losses:
Charge-offs of retained RALs, net	$(78,886)	$(25,577)
Charge-offs of securitized RALs, net	—	(14,914)

Total	$(78,886)	$(40,491)

For the 2008 and 2009 RAL seasons, any outstanding RAL that is determined to be uncollectible at June 30th will be charged-off for the current RAL season.  Regardless of the balance of RALs at June 30th, all RALs are charged-off by December 31st of each year.  At March 31, 2009 and 2008, the outstanding RAL balance was $60.2 million and $61.1 million, respectively.  As of the date of this Form 10-Q filing, a majority of the RALs outstanding at March 31, 2009 has been collected.  Management expects the remaining balance of RALs will be collected by the end of the second quarter of 2009.  The allowance for loan loss for RAL at March 31, 2009 and 2008 was $3.3 million and $7.2 million, respectively.

Fees Earned on RALs and RTs

The following table summarizes RAL and RT fees:

	Three-Months Ended
	March 31,
	2009	2008
	(dollars in thousands)
RAL Fees:
Total RAL Fees	$147,942	$105,151
% of Total Fees	72%	64%

RT Fees:
Total RT Fees	$58,465	$59,555
% of Total Fees	28%	36%

Total Fees	$206,407	$164,706

Total RAL fees increased by $42.8 million or 40.7% to $147.9 million for the three months ended March 31, 2009 compared to $105.2 million for the three months ended March 31, 2008.  This increase was due to the Bank not securitizing and selling RALs in 2009 which contributed approximately $64.1 million to the gain on RAL loans in 2008.  RAL volume was down for the comparable three month periods in 2009 and 2008 which contributed to the $21.3 million net decline in all RAL fees including those recognized as a component of the securitization.  Total RT fees decreased by $1.1 million due to an increase in volume offset by a decrease in average fee collected of approximately one dollar.  Total RT transactions increased by 151,000 or 2.8% from 5.6 million for the three months ended March 31, 2009 compared to 5.4 million for the three months ended March 31, 2008.  Fees earned on RTs are recognized in non-interest income as a separate line item, “Refund transfer fees”.

RAL Allowance and Provision for loan losses

RAL provision for loan losses was $82.2 million and $32.8 million for the three months ended March 31, 2009 and 2008, respectively.  The increased provision for loan losses on RALs for the comparable periods is due to the internal revenue service (“IRS”) remitting funds differently than in past years and, holding-up more tax returns for review pending additional taxpayer information to be provided before processing.  Losses associated with RALs result from the IRS not remitting funds associated with a particular tax return.  This occurs for a number of reasons, including errors in the tax return and tax return fraud.  In addition, $14.9 million of loan losses was included in 2008 gain on sale of RALs as a reduction.

Refund Anticipation Loan Securitizations

Management was not able to set-up a securitization facility for the 2009 RAL season due to the current economic conditions and current United States credit crisis.  The securitization used in prior years assisted in removing RALs from the Bank’s balance sheet which helped maintain capital ratios at an adequately capitalized level.  In preparation for the 2009 RAL season and to replace the unavailability of a securitization facility, the Bank raised $1.28 billion of funding through brokered CDs and a syndicated funding line of $524 million which was drawn upon during the peak of the 2009 RAL season.

In 2008, the Bank sold $2.21 billion of RALs into a securitization facility through the SBBT RAL Funding Corp during the first quarter of 2008.  The net gain on sale of RALs was $44.6 million.  In the calculation of the net gain on sale of RALs, the RAL fees received on securitized loans are reduced by the direct costs of the securitization (fees paid to investor, commitment fees paid and other fees paid) and loan losses.  A summary of the components of the net gain on sale of RALs is in the table below:

Three-Months Ended March 31, 2008
(in thousands)
RAL fees received on securitized loans	$64,123
Fees paid to investor	(2,176)
Commitment fees paid	(2,320)
Other fees paid	(133)
Loan losses	(14,914)

Net gain on sale of RALs	$44,580

7. ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses:

	Three-Months Ended March 31,
	2009	2008
	(in thousands)
Balance, beginning of period	$140,908	$44,843
Loans charged-off:
RALs	(95,941)	(47,537)
Core Bank Loans	(76,075)	(4,791)

Total Loans charged-off	(172,016)	(52,328)

Recoveries on loans previously charged-off:
RALs	17,055	21,960
Core Bank Loans	2,636	2,622

Total recoveries on loans previously charged-off	19,691	24,582

Net charge-offs	(152,325)	(27,746)

Provision for loan losses:
RALs	82,208	32,792
Core Bank Loans	73,516	15,602

Total provision for loan losses	155,724	48,394

Balance, end of period	$144,307	$65,491

The allowance for loan losses increased by $78.8 million when comparing the balance at March 31, 2009 to March 31, 2008.  This increase is mostly due to the inherent loan losses in the Core Bank loan portfolio associated with the economic downturn which started in the latter part of 2008 and that has continued through the current period.  The economic downturn has caused the Core Bank to have increased charge-offs, non-performing loans and loan delinquencies as well as caused collateral values to decrease which required valuation write-downs on the impaired loans.  In addition, the peak of RAL season is in the first quarter of each year and in 2009 the loss rate on RALs has increased for various reasons.  The discussions surrounding the causes for these increases are located in the Management Discussion & Analysis (“MD&A”), Provision for Loan Losses and Allowance for Loan Losses sections which are on page 36 and 40 of this Form 10-Q and in Note 6, “RAL and RT Programs” of these Consolidated Financial Statements.

8. LONG-TERM DEBT AND OTHER BORROWINGS

The following table is a summary of long-term debt and other borrowings:

	March 31, 2009	December 31, 2008
	(in thousands)
Other short-term borrowings:
Amounts due to the Federal Reserve Bank	$5,337	$2,920
Federal Home Loan Bank advances	—	230,000

Total short-term borrowings	5,337	232,920

Long-term debt:
Federal Home Loan Bank advances	1,313,924	1,306,965
Subordinated debt issued by the Bank	121,000	121,000
Subordinated debt issued by the Company	69,426	69,426

Total long-term debt	1,504,350	1,497,391

Total long-term debt and other short-term borrowings	1,509,687	1,730,311

Obligations under capital leases	15,096	9,929

Total long-term debt and other borrowings	$1,524,783	$1,740,240

Other Short-Term Borrowings

For the three months ended March 31, 2009 and 2008, interest expense on short-term borrowings was $163,000 and $1.0 million, respectively, with a weighted average rate of 0.35% and 2.16%, respectively.

9. POSTRETIREMENT BENEFITS

All eligible retirees may obtain health insurance coverage through the Company’s Retiree Health Plan.  The Company is required to recognize its portion of the cost of the benefits as the eligible retirees earn the benefits rather than when the benefits are paid.  The commitment is recognized in the financial statements.  For a comprehensive explanation of these benefits see Note 15, “Postretirement Benefits” of the Consolidated Financial Statements in the 2008 10-K.

The following table summarizes the expense recognized for postretirement benefits:

	Three-Months Ended March 31,
	2009	2008
	(in thousands)
Service cost	$352	$294
Interest cost	358	299
Expected return on plan assets	(167)	(226)
Recognition of loss on plan assets	307	126
Prior service cost	(161)	(161)

Total	$689	$332

At the end of each year, the Company contracts a third party to estimate the amount of the Company’s required liability for postretirement benefits and to forecast the postretirement benefit expense for the following year.  As of March 31, 2009 and December 31, 2008, the Company has recorded a liability for postretirement benefits of $13.3 million and $13.8 million, respectively.

10. OTHER EXPENSE

Other Expense

The following table summarizes the significant items that are included in the other expense line item of the income statement:

	Three-Months Ended March 31,		Change
	2009	2008	$	%
	(in thousands)
Other Expense:
Software Expense	$4,260	$3,408	$852	25.0%
Borrowing fee	3,961	—	3,961	N/A
Consulting and professional services	3,786	3,122	664	21.3%
Loan origination and collection	2,978	2,332	646	27.7%
Customer deposit service and support	2,673	1,820	853	46.9%
Furniture, fixtures, and equipment, net	2,626	2,605	21	0.8%
Telephone and data	2,115	2,238	(123)	(5.5%)
Reserve for off balance sheet commitments	573	2,556	(1,983)	(77.6%)
Developer performance fees	—	9,055	(9,055)	(100.0%)
Other expense	10,403	7,735	2,668	34.5%

Total	$33,375	$34,871	$(1,496)	(4.3%)

Other expense was $33.4 million for the three months ended March 31, 2009 a decrease of $1.5 million compared to the same three month period in 2008.  The decrease in other expense is mostly attributed to four line items from the table above: a decrease in developer fees of $9.1 million which occurred from changes in the contracts of tax preparers for the RAL and RT programs, a $4.0 million borrowing fee for the $524.0 million syndicated funding line to assist with the funding of RALs, an increase in other expense of $2.7 million described below, and a decrease in the reserve for off balance sheet commitments of $2.0 million.  The decrease in reserve for off balance sheet commitments is due to additional reserves that were added throughout 2008 resulting from changes in qualitative factors as the U.S.  economy entered into a recession.  In addition, customer deposit service and support expense increased by 46.9 % for the comparable quarters.  This increase is largely related to outsourcing the item processing services to a third party starting in May 2008 and additional expenses incurred from being a member of the Certificate of Deposit Account Registry Service (“CDARS”), which provides Federal Deposit Insurance Corporation (“FDIC”) coverage for large deposits made by the Bank’s customers.  The remaining balance of other expenses increased by $2.7 million to $10.4 million for the three month period ended March 31, 2009 from $7.7 million for the three month period ended March 31, 2008.  The drivers of this increase are increased regulatory assessments for FDIC insurance of $1.2 million due to the increase in failed banks and an increase in operating losses of $457,000.  The increase in operating losses is mostly attributed to an increase in the number of fraudulent and counterfeit checks which were cleared against customer accounts.

11. COMMITMENTS AND CONTINGENCIES

Leasing of Premises

The Company leases the majority of its locations.  Substantially all of these leases contain multiple renewal options and provisions for increases to lease payments.  As of March 31, 2009, the minimum obligations under non-cancelable leases for the next five years and thereafter are shown in the table below.  These amounts are not adjusted for the contractual obligations of sub-tenants due to the Company.  Sub-tenants’ lease obligations to the Company were approximately $3.1 million at March 31, 2009.  Approximately 78% of these payments are due to the Company over the next three years.

The following table summarizes the contractual lease obligations at March 31, 2009:

	March 31, 2009					December 31, 2008
	Less than one year	One to three years	Three to five years	More than five years	Total
	(in thousands)
Non-cancelable leases	$12,604	$23,740	$17,462	$40,005	$93,811	$89,983
Capital leases	710	1,535	1,727	39,863	43,835	25,621

Total	$13,314	$25,275	$19,189	$79,868	$137,646	$115,604

Legal Matters

1.

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

The plaintiff, the Company, the other defendant and the cross-defendants have entered into an agreement to settle the case.  Following a hearing on April 29, 2009, the Court approved the settlement and ordered that judgment be entered consistent with the settlement agreement.  The judgment will become final 60 days thereafter, if no appeal is filed.  The judgment will not have a material effect on the Company’s financial position, results of operation or cash flow.

2.

The Company is a defendant in a class actions which was filed on January 14, 2008.  Big Sky Ventures I, LCC, et al v. Pacific Capital Bancorp, et al was filed in the United States District Court, Central District of California.

In Big Sky Ventures, the plaintiffs purport to represent a class consisting of all tax preparation franchisees of Jackson Hewitt, Inc located outside of California.

The plaintiffs entered into annual Bank Product Agreements (the “Agreement”) with the Company which gave them the right, but not the obligation, to provide to their customers certain Company financial products such as refund anticipation loans.  The plaintiffs allege that prior to the Agreement with the Company applicable to the 2006 tax year, they could charge their customers fees in connection with the Company’s financial products which they provided.  The plaintiffs allege that in the 2006 tax year Agreement, their fees were limited to $40 per product and that in the Agreements for the 2007 and 2008 tax years, they were prohibited from charging their customers any fee for providing them with such products.  Further, they allege that in their franchise agreements with Jackson Hewitt, Inc, they are required to provide the Company’s financial products to their customers.

In this action, the plaintiffs make the following claims for relief:

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

The Company filed a motion to dismiss the complaint.  Following a hearing on May 15, 2008, the motion was granted in part and denied in part.  The judge’s order granted the motion to dismiss as to the causes of action for restitution and unjust enrichment and denied it as to the other causes of action.  In addition, the order struck the plaintiffs’ requests for punitive damages and attorneys fees.

The plaintiffs filed an amended complaint which added causes of action for 1) intentional interference with prospective economic advantage, 2) negligent interference with prospective advantage, and 3) quantum meruit.  The Company filed an answer to the amended complaint.  The amended complaint was dismissed with prejudice by the plaintiffs on March 24, 2009.

3.

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

Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed upon sale price.  As such, the Company classifies loans held for sale as a non-recurring valuation within level 2 of the fair value hierarchy.  At March 31, 2009, the Company had loans held for sale with an aggregate carrying value of $20.6 million.  At December 31, 2008, the Company had loans held for sale with an aggregate carrying value of $11.1 million and an estimated fair value of $11.3 million.

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

Goodwill

Goodwill is tested for impairment at a minimum during the third quarter of each year or if management determines there is a triggering event which may indicate a need to review goodwill for impairment as disclosed in the “Critical Accounting Polices” section of the 2008 10-K and in Note 1, “Significant Accounting Polices” of the Consolidated Financial Statements of the 2008 10-K.  SFAS 142, Goodwill and Other intangible Assets (“SFAS 142”) provides the accounting guidance of evaluating a Company’s Goodwill for impairment.  SFAS 142 has a two step approach in determining if there is an impairment of Goodwill.  In Step 1, the book value of each reporting unit is compared to the fair value.  When the fair value of a reporting unit is less than its carrying value, the Company is required to utilize a Step 2 valuation approach which requires all of the assets and liabilities be reviewed individually for each of their fair value prior to determining if there is impairment.  The goodwill impairment testing was performed by an independent third party.  The determination of the fair value takes into consideration the capitalized earnings of each reporting unit, the outlook of the current economic environment and transaction multiples of publicly traded financial institutions adjusted for a change in control.  The goodwill impairment calculation is an estimate subject to ongoing review as certain circumstances may cause additional impairment to be assessed in the future. As such, the Company used primarily level 3 inputs in its fair value of Goodwill.

Servicing Rights

Servicing rights are carried at the lower of aggregate cost or estimated fair value.  Servicing rights are subject to quarterly impairment testing.  When the fair value of the servicing rights is lower than their carrying value an impairment is recorded by reducing the right to the current fair value.  The Company uses independent third parties to value the servicing rights.  The valuation model used takes into consideration discounted cash flows using current interest rates, and prepayment speeds for each type of the underlying asset being serviced.  The Company classifies these servicing rights as non-recurring level 3 in the valuation hierarchy.  For the three month periods ended March 31, 2009 and 2008, the Company reduced the carrying value of the servicing rights by $190,000 and $374,000, respectfully due to amortization and $202,000 and $260,000, respectively due changes in the fair value.

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008 are summarized in the following tables:

	As of March 31, 2009	Recurring Fair Value Measurements at Reporting
		Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Assets:
Trading Securities:
Mortgage-backed securities	$205,450	$—	$205,450	$—

Total trading securities	205,450	—	205,450	—

Available-for-Sale:
U.S. Treasury obligations	37,093	37,093	—	—
U.S. Agency obligations	892,697	—	892,697	—
Collateralized mortgage obligations	16,450	—	16,450	—
Mortgage-backed securities	206,082	—	206,082	—
Asset-backed securities	915	—	915	—
State and municipal securities	311,868	—	311,868	—

Total available for sale securities	1,465,105	37,093	1,428,012	—

Fair value swap asset	17,228	—	17,228	—
Fair value of futures contracts	134	134	—	—

Total assets at fair value	$1,687,917	$37,227	$1,650,690	$—

Liabilities:
Fair value swap liability	$18,879	$—	$18,879	$—

Total liabilities at fair value	$18,879	$—	$18,879	$—

	As of December 31, 2008	Recurring Fair Value Measurements
		Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Assets:
Trading Securities:
Mortgage-backed securities	$213,939	$—	$213,939	$—

Total	213,939	—	213,939	—

Available-for-Sale:
U.S. Treasury obligations	37,475	37,475	—	—
U.S. Agency obligations	600,130	—	600,130	—
Collateralized mortgage obligations	17,092	—	17,092	—
Mortgage-backed securities	212,256	—	212,256	—
Asset-backed securities	1,034	—	1,034	—
State and municipal securities	310,756	—	310,756	—

Total	1,178,743	37,475	1,141,268	—

Fair value swap asset	17,908	—	17,908	—
Fair value of futures contracts	279	279	—	—

Total assets at fair value	$1,410,869	$37,754	$1,373,115	$—

Liabilities:
Fair value swap liability	$19,693	$—	$19,693	$—

Total liabilities at fair value	$19,693	$—	$19,693	$—

The Company may be required to measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.  These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2009 and December 31, 2008 are summarized in the tables below:

	Non-recurring Fair Value Measurements at Reporting
	As of March 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Goodwill	$128,710	$—	$—	$128,710
Intangible assets	5,539	—	—	5,539
Servicing Rights	3,417	—	—	3,417
Impaired Loans	3,025	—	3,025	—
Impaired off balance sheet commitments	1,566	—	1,566	—

Total assets at fair value	$142,257	$—	$4,591	$137,666

	Non-recurring Fair Value Measurements at Reporting
	As of December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Intangible assets	$5,940	$—	$—	$5,940
Servicing Rights	3,722	—	—	3,722
Impaired Loans	29,929	—	29,929	—
Impaired off balance sheet commitments	2,489	—	2,489	—

Total assets at fair value	$42,080	$—	$32,418	$9,662

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2009 or December 31, 2008.  In addition, there were no transfers in or out of the Company’s level 3 financial assets and liabilities for the three month periods ended March 31, 2009 and 2008.

13. SEGMENTS

In January 2009, the Chief Executive Officer (“CEO”) presented his strategic vision for the Company to the Board of Directors and determined that the Commercial Banking and Wealth Management segments should be combined into one segment.  The newly combined segment is called the Commercial & Wealth Management Group.  The new Commercial & Wealth Management Group provides products and services to meet the needs of middle market companies and high net-worth individuals under one platform and one manager.  The same services and products continue to be offered as described in the 2008 10-K for the Commercial and Wealth Management segments but, under one platform with a common business model.  The new combined segment will no longer offer SBA loans as these products service small businesses and are offered through the Community Banking segment.

The Company has three operating lines of business for segment reporting purposes including Community Banking, Commercial & Wealth Management Group and RAL and RT Programs.  The reported financial results for each respective business are based on Management assumptions, which allocate balance sheet and income statement items to each segment based on the type of customer and the types of products and services offered.  If the Management structure and or allocation process changes, allocations, transfers and assignments may change.  A detailed description of each segment and, the products, services and customers from which revenues are derived for each segment are disclosed within the Company’s 2008 10-K Consolidated Financial Statements, Note 24, “Segments”.

The following tables present information for each specific operating segment regarding assets, profit or loss, and specific items of revenue and expense that is included in that measure of segment profit or loss as viewed by the Chief Executive Officer.  Included in the table is the All Other information which includes the unallocated portions of administrative support units and PCB.

	Three-Months Ended March 31, 2009
	Operating Segments			All Other	Total
	Community Banking	Commercial & Wealth Management Group	RAL and RT Programs
	(in thousands)
Interest income	$27,331	$51,174	$149,173	$13,705	$241,383
Interest expense	13,253	7,939	9,063	23,016	53,271

Net interest income	14,078	43,235	140,110	(9,311)	188,112

Provision for loan losses	6,070	67,446	82,208	—	155,724
Non-interest income	5,458	7,686	60,495	2,454	76,093
Non-interest expense	11,538	12,718	63,402	35,603	123,261

Direct income before tax	1,928	(29,243)	54,995	(42,460)	(14,780)

Indirect credit (charge) for funds	6,799	(40,876)	(3,595)	37,672	—

Net income (loss) before tax	$8,727	$(70,119)	$51,400	$(4,788)	$(14,780)

Total assets	$3,374,882	$4,325,518	$1,278,619	$243,469	$9,222,488

	Three-Months Ended March 31, 2008
	Operating Segments			All Other	Total
	Community Banking	Commercial & Wealth Management Group	RAL and RT Programs
	(in thousands)
Interest income	$31,931	$57,010	$106,854	$15,225	$211,020
Interest expense	12,998	8,147	5,649	23,041	49,835

Net interest income	18,933	48,863	101,205	(7,816)	161,185

Provision for loan losses	7,419	8,183	32,792	—	48,394
Non-interest income	5,630	8,867	106,754	4,063	125,314
Non-interest expense	10,526	9,807	67,186	34,335	121,854

Direct income before tax	6,618	39,740	107,981	(38,088)	116,251

Indirect credit (charge) for funds	634	(33,730)	(2,187)	35,283	—

Net income (loss) before tax	$7,252	$6,010	$105,794	$(2,805)	$116,251

Total assets	2,955,189	3,766,118	493,916	184,158	$7,399,381

As referenced in Note 1, “Summary of Significant Accounting Policies,” certain amounts in the table above has been reclassified from 2008 to 2009 for comparability.

As disclosed in the 2008 10-K, Note 24, “Segments”, in the third quarter of 2008, during the periodic SFAS 142 goodwill impairment analysis process, the Company was required to re-allocate goodwill due to changes made to the reportable segments based on each segment’s pro-rata fair value.

During the process of re-allocating goodwill, several of the assets and liabilities which had been reported in the All Other segment were re-allocated to the appropriate operating segment based on usage by each operating segment. The process of allocating the assets and liabilities to re-balance the balance sheets at the individual segment level is how the “indirect credit (charge) for funds” is accounted for within the tables above.  The “indirect credit (charge) for funds is the interest income, interest expense, non-interest income and non-interest expense associated with the transfers of the assets and liabilities to the operating segments.

Included in indirect credit (charge) for funds is an allocation of non-interest expense from the All Other segment for the services provided by the administrative support units which include the Company’s executive administration, risk management, information technology, marketing, credit administration, human resources, corporate real estate, legal, treasury and finance based on the estimated use of each departments services.

14. REGULATORY MATTERS

PCBNA entered into a memorandum of understanding with the Office of the Comptroller of the Currency (“OCC”) on April 16, 2009 (the “OCC Memorandum”).  A memorandum of understanding is characterized by regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.  Under the OCC Memorandum, PCBNA agreed to develop and implement an updated three-year strategic plan with goals and plans to maintain adequate capital and ensure sustained earnings, and enhanced written programs designed to (i) manage the risk in its commercial real estate and residential real estate loan portfolios, (ii) reduce its classified assets, (iii) strengthen its collection efforts relating to delinquent residential real estate loans, (iv) ensure that it recognizes loss relating to delinquent residential real estate loans in a timely manner, and (v) ensure that the risk associated with its commercial loan portfolio is properly reflected and accounted for in its books and records.  PCBNA agreed to provide notice and obtain the non-objection of the OCC prior to declaring dividends to PCB and prior to making certain changes to its directors or senior executive officers.  In addition, PCBNA has agreed to maintain a minimum Tier 1 leverage ratio of 8.5% as of June 30, 2009 and 9.0% as of September 30, 2009, and a minimum total risk based capital ratio of 11.0% as of June 30, 2009 and 12.0% as of September 30, 2009.  The Board of Directors of PCBNA has established a compliance committee comprised entirely of non-management directors and has retained a consulting firm to ensure PCBNA’s compliance with the provisions of the OCC Memorandum.

Management expects that PCB will enter into a memorandum of understanding with the Federal Reserve Board of San Francisco (the “FRB”) during the second quarter of 2009 (the “FRB Memorandum”).  It is anticipated that the FRB Memorandum will require PCB to provide notice and obtain the prior approval of the FRB prior to (i) receiving dividends from PCBNA, (ii) declaring or paying any dividends to its shareholders, (iii) incurring, renewing, increasing or guaranteeing any debt or purchasing, redeeming or otherwise acquiring any of its capital stock, (iv) making any payments on its trust preferred securities, and (v) making certain changes to its directors or senior executive officers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into Management’s assessment of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity.  It should be read in conjunction with the 2008 10-K and unaudited interim consolidated financial statements and notes hereto and the other financial information appearing elsewhere in this report.

BUSINESS

PCB is a bank holding company.  All references to the Company apply to PCB and its subsidiaries on a consolidated basis.  The Company’s organizational structure and description of services are discussed in Item 1, “Business” and in Note 1, “Summary of Significant Accounting Policies” of the 2008 10-K and should be read in conjunction with this 10-Q.  Terms and acronyms used throughout this document are defined in the glossary on pages 49 through 51.  Throughout the MD&A of this 10-Q, there is discussion of the Company’s financial information with and without the RAL and RT programs.  When the discussion refers to the “Core Bank”, this means all of the financial activity of the consolidated financial statements excluding the RAL and RT programs.

Segments

In January 2009, the Chief Executive Officer (“CEO”) presented his strategic vision for the Company to the Board of Directors and determined that the Commercial Banking and Wealth Management segments should be combined into one segment.  The newly combined segment is called the Commercial & Wealth Management Group.  The new Commercial & Wealth Management Group provides products and services to meet the needs of middle market companies and high net-worth individuals under one platform and one manager.  The same services and products continue to be offered as described in the 2008 10-K for the Commercial and Wealth Management segments but, under one platform with a common business model.  The new combined segment will no longer offer SBA loans as these products service small businesses and are offered through the Community Banking segment.

The Company’s businesses as viewed by Management are organized by product line and result in three operating segments.  The operating segments are: Community Banking, Commercial & Wealth Management Group and RAL and RT Programs.  The administrative functions and the Holding Company operations of the Company are not considered part of operating activities of the Company and for financial reporting purposes the unallocated activity is reported in the “All Other” segment.  A description of the segments, financial results and allocation methodology is discussed in the Company’s Consolidated Financial Statements within the 2008 10-K, Note 24, “Segments” and the current financial results for each segment are presented in this 10-Q, Note 13, “Segments” in the Consolidated Financial Statements.  The significant changes within the financial statements that relate to each segment are incorporated in the MD&A below.

RECENT DEVELOPMENTS

PCBNA recently entered into a memorandum of understanding with the OCC and Management expects that PCB will enter into a memorandum of understanding with the FRB during the second quarter of 2009.  A more detailed description of these memoranda is in Note 14, “Regulatory Matters” in the Consolidated Financial Statements of this Form 10-Q.

PCB and PCBNA are committed to addressing and resolving the issues raised by their principal regulators, and the Board of Directors and management of each have initiated corrective actions to comply with the provisions of the respective memoranda.

SIGNIFICANT ACCOUNTING POLICES

The Company’s significant accounting policies are disclosed in this Form 10-Q in Note 1, “Summary of Significant Accounting Polices which are an update to the 2008 10-K, Note 1, “Summary of Significant Accounting Policies” on pages 87-101.  Management believes that a number of the significant accounting policies are essential to the understanding of the Company’s financial condition and results of operation because they involve estimates, judgment, or are otherwise less subject to precise measurement and because the quality of the estimates materially impact those results.  A number of significant accounting policies are used in the preparation of the Company’s consolidated financial statements.  In addition, the “Critical Accounting Polices” section of the MD&A on pages 63 – 67 of the 2008 10-K should also be read in conjunction with this Form 10-Q.  The Critical Accounting Policies include: allowance for loan losses, accounting for income taxes, goodwill and other intangible assets and revenue recognition for the RAL and RT Programs.  Management believes these estimates and assumptions to be reasonably accurate, actual results may differ.

OVERVIEW AND HIGHLIGHTS

The Company’s net loss for the first quarter of 2009 was $7.9 million or ($0.17) per share, compared with net income of $72.5 million, or $1.56 per diluted share, reported for the first quarter of 2008.

The significant factors impacting the decrease of income for the first quarter of 2009 compared to the first quarter of 2008 were:

■	Increased provision for loan losses for RALs and Core Bank of $155.7 million due to increased charge-offs,

■	a decrease in short term interest rates by the Federal Open Market Committee of the Federal Reserve System (“FOMC”) from 2.25% at March 31, 2008 to 0.00% - 0.25% at March 31, 2009 and

■	for the 2009 RAL season, the Company was not able to utilize a securitization facility due to the current economic conditions which caused the credit markets to tighten.

The impact to the Company from these items will be discussed in more detail throughout the management discussion and analysis sections of this report as they pertain to the Company’s overall comparative performance for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.

RESULTS OF OPERATIONS

INTEREST INCOME

The following table presents a summary of interest income for the three month periods ended March 31, 2009 and 2008:

	Three-Months Ended March 31,
			Change
	2009	2008	$	%
	(in thousands)
Interest income:
Loans	$226,446	$194,088	$32,358	16.7%
Investment securities, trading	2,638	833	1,805	216.7%
Investment securities, available-for-sale	11,067	14,087	(3,020)	(21.4%)
Other	1,232	2,012	(780)	(38.8%)

Total	$241,383	$211,020	$30,363	14.4%

Interest income for the first quarter of 2009 was $241.4 million, an increase of $30.4 million, or 14.4% compared to the first quarter of 2008.  This increase was mostly attributable to an increase in interest income on RALs.  The RAL portfolio was the primary driver of the increase in the loan interest income due to the bank not securitizing and selling RALs in 2009 which it had in prior RAL seasons.  When RALs are securitized, they are removed from the Company’s balance sheet and sold to third parties.  The fees associated with the RALs sold into the securitization are then included in the gain on sale calculation which is reported in non-interest income.  In 2008, the fees on sold RALs were $64.1 million.

The RAL interest income increase was offset by a decrease in the Core Bank loan interest income due to the FOMC decreasing short-term interest rates which mostly impacted the commercial and consumer loan portfolio.  The commercial loan portfolio’s interest income decreased to $13.1 million in the three month period ended March 31, 2009 from $20.9 million at March 31, 2008, a decrease of $7.8 million.  The consumer loan portfolio’s interest income declined by $2.8 million for the comparable three month periods ended March 31, 2009 and 2008.

INTEREST EXPENSE

The following table represents the three month comparable periods of interest expense:

	Three-Months Ended March 31,
			Change
	2009	2008	$	%
	(in thousands)
Interest expense:
Deposits	$32,457	$28,424	$4,033	14.2%
Securities sold under agreements to repurchase and Federal funds purchased	3,160	3,614	(454)	(12.6%)
Long-term debt and other borrowings	17,654	17,797	(143)	(0.8%)

Total	$53,271	$49,835	$3,436	6.9%

Interest expense for the first quarter of 2009 increased by $3.4 million or 6.9%, to $53.3 million compared to $49.8 million for the first quarter of 2008.  This increase in interest expense is primarily due to the growth in deposits.  The average balance of interest-bearing deposits increased by $1.88 billion when comparing the three month period ended of March 31, 2009 to March 31, 2008.  A majority of the increase of deposits came from time certificate of deposits (“CDs”) .  The time certificate of deposits consisted of a combination of customer CDs and brokered CDs.  The customer CD growth is attributed to the targeted CD campaigns run in the latter part of 2008 while a majority of the brokered CDs were purchased to fund RALs in 2009.  At the same time, interest rates paid on deposits decreased by 60 basis points when comparing the quarters ended March 31, 2009 to 2008 which is primarily attributable to the FOMC decreasing short-term interest rates.

NET INTEREST MARGIN

The net interest margin is reported on a FTE basis.  A tax equivalent adjustment is added to reflect that interest earned on certain municipal securities and loans which are exempt from Federal income tax.

The following tables present FTE net interest margin for the comparable three month periods:

	Three-Months Ended March 31,
	2009			2008
	Balance	Income	Rate	Balance	Income	Rate
	(dollars in thousands)
Assets:
Commercial paper	$—	$—	0.00%	$60,373	$454	3.02%
Interest bearing deposits in other Financial Institutions	1,620,890	1,231	0.31%	—	—	0.00%
Federal funds sold	1,333	1	0.30%	209,193	1,558	3.00%
Securities: (1) (2)
Taxable	1,063,368	9,961	3.80%	959,956	11,956	5.01%
Non-taxable	298,930	5,254	7.03%	225,760	3,933	6.97%

Total securities	1,362,298	15,215	4.51%	1,185,716	15,889	5.38%

Loans: (1) (3)
Commercial	1,141,463	13,051	4.64%	1,178,684	20,850	7.11%
Real estate-multi family & commercial	2,870,121	41,380	5.77%	2,546,352	40,977	6.44%
Real estate-residential 1-4 family	1,097,321	16,195	5.90%	1,082,328	16,294	6.02%
Consumer	1,412,574	155,957	44.78%	984,920	115,942	47.35%
Other	5,442	23	1.71%	4,974	73	5.90%

Total loans, net	6,526,921	226,606	14.03%	5,797,258	194,136	13.45%

Total interest-earning assets	9,511,442	243,053	10.33%	7,252,540	212,037	11.74%

Market Value Adjustment	30,917			29,097
Noninterest-earning assets	795,473			1,107,818

Total assets	$10,337,832			$8,389,455

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,028,292	5,249	1.05%	$2,104,083	9,038	1.73%
Time certificates of deposit	3,905,455	27,208	2.83%	1,945,691	19,386	4.01%

Total interest-bearing deposits	5,933,747	32,457	2.22%	4,049,774	28,424	2.83%

Borrowed funds:
Repos and Federal funds purchased	344,921	3,160	3.72%	389,524	3,614	3.73%
Other borrowings	1,707,197	17,654	4.19%	1,395,557	17,797	5.13%

Total borrowed funds	2,052,118	20,814	4.11%	1,785,081	21,411	4.82%

Total interest-bearing liabilities	7,985,865	53,271	2.71%	5,834,855	49,835	3.44%

Noninterest-bearing demand deposits	1,407,243			1,368,499
Other liabilities	142,356			485,960
Shareholders’ equity	802,368			700,141

Total liabilities and shareholders’ equity	$10,337,832			$8,389,455

Tax equivalent net interest income/margin		189,782	8.09%		162,202	9.00%

Less: non-taxable interest from securities and loans		1,670	0.07%		1,017	0.06%

Net interest income		$188,112	8.02%		$161,185	8.94%

Consumer loans, Core Bank	$645,815	$8,015	5.03%	$593,895	$10,791	7.31%
Loans, Core Bank	$5,760,162	$78,664	5.48%	$5,406,233	$88,985	6.60%

(1)	Income and yield calculations are presented on a fully taxable equivalent basis.
(2)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.
(3)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Volume and Rate Variance Analysis of Net Interest Income – Tax Equivalent Basis:

	Three-Months Ended March 31, 2009 vs. March 31, 2008
	(in thousands)
	Changes due to		Total Change
	Rate	Volume
Assets:
Commercial paper	$(227)	$(227)	$(454)
Interest bearing deposits in other financial institutions	—	1,231	1,231
Federal funds sold	(740)	(817)	(1,557)
Securities:
Taxable	(3,146)	1,151	(1,995)
Non-taxable	34	1,287	1,321

Investment securities	(3,112)	2,438	(674)
Loans:
Commercial	(7,149)	(650)	(7,799)
Real estate-multi family & nonresidential	(4,446)	4,849	403
Real estate-residential 1-4 family	(321)	222	(99)
Consumer	(6,649)	46,664	40,015
Other	(56)	6	(50)

Loans, net	(18,621)	51,091	32,470

Total interest-earning assets	$(22,700)	$53,716	$31,016

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing demand transaction accounts	(3,471)	(318)	(3,789)
Time certificates of deposit	(6,994)	14,816	7,822

	(10,465)	14,498	4,033

Borrowed funds:
Repos and Federal funds purchased	(11)	(443)	(454)
Other borrowings	(3,618)	3,475	(143)

	(3,629)	3,032	(597)

Total interest-bearing liabilities	(14,094)	17,530	3,436

Tax equivalent net interest income	$(8,606)	$36,186	$27,580

Loans, Core Bank	$(15,602)	$5,281	$(10,321)
Consumer loans, Core Bank	$(3,630)	$854	$(2,776)

Note:	Income and yield calculations are presented on a fully taxable equivalent basis.

The change not solely due to volume or rate has been prorated into rate and volume components.

Net Interest Margin

The FTE net interest margin for the quarter ended March 31, 2009 and 2008 was 8.09% compared to 9.00%, respectively for the same comparable periods.  This net interest margin decrease is the result of an increase in average balances of interest earning assets of $2.26 billion and interest bearing liabilities of $2.15 billion and declining interest rates.  The decline in interest rates has mostly impacted the Company’s average earning assets.  Average earning assets interest rates decreased by 141 basis points, partially offset by declining interest rates paid on average earning liabilities which decreased by 73 basis points for the comparable three month periods.

FTE interest income on loans increased by $32.5 million, or 58 basis points for the three month comparable periods ended March 31, 2009 and 2008.  As discussed in the interest income section of this Form 10-Q, the increase in interest income is mostly attributable to RALs offset by decreased interest rates earned on commercial and consumer loans.

Interest expense was positively impacted by a reduction in interest rates paid on interest-bearing liabilities but, was significantly impacted by the RAL programs dependency on brokered CDs which accounted for $8.2 million of interest expense for the three month period ended or an increase of $4.5 million for the comparable quarter in 2008.

The first and second quarters’ net interest margin of each year are significantly impacted by the RAL activity that peaks during the first quarter of each year.  RALs generally have a very short duration (2-3 weeks) which cause the interest rates received on consumer loans to be significantly higher than what is anticipated for the entire year.

The table below summarizes the net interest margin excluding RALs:

	Three-Months Ended March 31,
	2009	2008
	(dollars in thousands)
Consolidated average earning assets	$9,511,442	$7,252,540
Less: RAL average earning assets	2,387,059	507,040

Core bank average earning assets	7,124,383	6,745,500

Consolidated tax equivalent net interest income	189,782	162,202
Less: RAL net interest income	140,110	101,205

Core bank tax equivalent, non-GAAP net interest income	$49,672	$60,997

Core bank net interest margin	2.83%	3.64%

Excluding RALs, interest income on loans decreased $10.3 million with $15.6 million attributable to a decrease in rate and $5.3 million attributable to increased balances/volumes.

The net interest margin for the Core Bank decreased to 2.83% for the three months ended March 31, 2009 compared to 3.64% for the same period of 2008.  Due to the seasonality of the RAL product, Management has disclosed the Core Bank net interest margin, which excludes RALs.  The Core Bank’s FTE net interest income was $49.7 million, a decrease of $11.3 million when comparing to the same period in 2008.  The main driver of this decrease is a decline in interest rates paid on loans which were 6.60% at March 31, 2008 to 5.48% at March 31, 2009.  The decrease in interest rates was mostly attributable to the commercial loan portfolio which decreased by 247 basis points and consumer loan portfolios which decreased by 228 basis points.

PROVISION FOR LOAN LOSSES

Quarterly, the Company determines the amount of allowance for loan losses adequate to provide for losses inherent in the Company’s loan portfolios.  The provision for loan loss methodology is determined by the net change in the allowance for loan losses.  For a detailed discussion of the Company’s allowance for loan losses, refer to the “Significant Accounting Policies” discussion in Note 1, “Summary of Significant Accounting Policies” in the 2008 10-K and in the MD&A allowance for loan loss discussion of this Form 10-Q on page 40.

A summary of the provision for loan losses for the comparable three month periods are as follows:

	Three-Months Ended March 31,
			Change
	2009	2008	$	%
	(in thousands)
Provision for loan losses:
Core Bank	$73,516	$15,602	$57,914	371.2%
RAL	82,208	32,792	49,416	150.7%

Total	$155,724	$48,394	$107,330	221.8%

Provision for loan losses was $155.7 million for the quarter ended March 31, 2009 compared to $48.4 million for the quarter ended March 31, 2008, an increase of $107.3 million.  The increased provision for loan losses for the Core Bank was driven by the slowing economy which began in the latter part of 2008 and has continued into 2009.  The declining economy has caused increased charge-offs, impairments due to reduced values of real estate which are reflected as charge-offs, and an increase in non-performing loans requiring the Core Bank to substantially increase the loan loss provision.

In addition, the RAL program experienced higher than anticipated loan losses attributed to the first few weeks of the RAL season due to an expanded number of tax refunds under review by the IRS for further documentation.  RAL management detected the changes in the IRS payment patterns and adjusted the RAL underwriting to reflect the IRS change in payment.  The held back tax returns resulted in more charged-off RALs as many of these RALs were outstanding for more than 60 days which required the Company to charge them off.  The RAL provision was also impacted by the inability to set-up a securitization facility which had accounted for $14.9 million of provision for loan losses within the gain on sale calculation in the first quarter of 2008.

NON INTEREST INCOME

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

The table below summarizes the changes in non-interest income for the comparable quarters:

	Three-Months Ended March 31,
			Change
	2009	2008	$	%
	(in thousands)
Non-interest income:
Refund transfer fees	$58,465	$59,555	$(1,090)	(1.8%)
Service charges and fees	8,911	10,125	(1,214)	(12.0%)
Trust and investment advisory fees	5,594	6,631	(1,037)	(15.6%)
Gain on securities, net	2,029	2,839	(810)	(28.5%)
Gain on sale of RALs, net	—	44,580	(44,580)	(100.0%)
Other	1,094	1,584	(490)	(30.9%)

Total	$76,093	$125,314	$(49,221)	(39.3%)

Total non-interest income was $76.1 million for the three months ended March 31, 2009 compared to $125.3 million for the same period in 2008, a decrease of $49.2 million or 39.3%.  This decrease is mostly attributed to the Company not utilizing a securitization facility to sell RAL loans for the 2009 RAL season which accounted for $44.6 million in non-interest income in the first quarter of 2008.  Service charges and fees decreased by $1.2 million primarily from reduced charges on deposit accounts.  Although RTs volume increased in 2009 season, the average fees collected for RTs decreased causing the $1.1 million decrease in RT fees.

For additional explanation and disclosure regarding the securitization of RALs refer to Note 7, “RAL and RT Programs” of the Consolidated Financial Statements of the 2008 10-K.

NON-INTEREST EXPENSE

The following table summarizes the changes in non-interest expenses for the comparable quarters:

	Three-Months Ended March 31,
			Change
	2009	2008	$	%
	(in thousands)
Non-interest expense:
Refund program marketing and technology fees	$46,884	$45,000	$1,884	4.2%
Salaries and employee benefits	36,720	35,474	1,246	3.5%
Occupancy expenses, net	6,282	6,509	(227)	(3.5%)
Other	33,375	34,871	(1,496)	(4.3%)

Total	$123,261	$121,854	$1,407	1.2%

The Company’s non-interest expenses increased by $1.4 million for the first quarter of 2009 compared to the first quarter of 2008.  This increase is mostly attributed to an increase in salary and employee benefits which occurred due to the announcement of the reduction in workforce by 22% in March 2009 and required an accrual for anticipated severance payments of $3.8 million.  In addition, the Company had an increase in the FDIC insurance premiums of $1.2 million.  These increases were offset by a decrease of $3.8 million in non-interest expense for the RAL and RT Programs.

The peak of the RAL/RT season occurs during the first quarter of each year resulting in increased non-interest expense for the first quarter of each year.  Non-interest expense associated with the RAL and RT programs was $63.4 million for the three month period ended March 31, 2009 compared to $67.2 million for the three month period ended March 31, 2009.  This decrease in non-interest expense of $3.8 million is mostly attributable to other expenses decreasing offset by higher refund program marketing and technology fees of $1.9 million.  The increase in refund program marketing and technology fees are due to the contract fee structure with Jackson Hewitt.  The decrease in other expense is mostly attributable to changes in other preparer contracts as they relate to performance incentives and is also discussed in Note 10, “Other Expense” of the Consolidated Financial Statements on page 22.

PROVISION FOR INCOME TAXES

The Company recorded a $9.3 million tax benefit for the first quarter of 2009 compared to tax expense of $43.8 million for the first quarter of 2008.  The decrease in tax expense is primarily attributable to decreased pretax income and to a change in the Company’s effective tax rate for 2009 to 62.7% compared to 2008’s full year tax rate of 44.9%.  The increase in the 2009 tax rate is the result of large permanent differences for tax exempt interest of $3.7 million and low income housing credits of $1.5 million relative to the Company’s year-to-date pretax loss of $14.8 million.

FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN 18”), provides that, when a small change in the enterprise’s projected income for the year could produce a large change in the estimated annual effective tax rate, the actual effective tax rate for the year-to-date period may be used.  Accordingly, for the three month period ended March 31, 2009, the Company has determined that the actual effective tax rate for the year-to-date period is the best estimate of the annual effective tax rate.

The Company is permitted to recognize deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management has determined, based on all positive and negative evidence, that the deferred tax asset is more likely-than-not-to be realized.

BALANCE SHEET ANALYSIS

Total assets were $9.22 billion at March 31, 2009, a decrease of $351.8 million and total liabilities were $8.45 billion at March 31, 2009, a decreased of $340.1 million since December 31, 2008.  The major changes to these balances are described in the following sections.

CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents were $1.29 billion at March 31, 2009, a decrease of $644.6 million or 33.2% compared to December 31, 2008.  This decrease is primarily from matured brokered CDs purchased during the fourth quarter of 2008 used to fund the 2009 RAL program.

SECURITIES

Trading Portfolio

The Company’s trading portfolio decreased by $8.5 million mostly due to principal pay downs on MBS held in the trading portfolio slightly offset by an increase in the market value of the trading securities portfolio.

Available for Sale (“AFS”) Portfolio

The AFS investment securities portfolio increased by $286.4 million, or 24.3% to $1.47 billion at March 31, 2009 compared to December 31, 2008.  This increase was attributable to the purchase of liquid short-term investments of U.S. Agency securities during the first quarter of 2009 to obtain a higher rate of interest on the excess cash retained to fund the RAL program.  In mid-December 2008, the FRB dropped the interest rate paid on cash left in the correspondent account from 1 percent to 25 basis points.

LOAN PORTFOLIO

Loans Held for Sale

Loans held for sale at March 31, 2009 were $20.6 million, a increase of $9.5 million, or 85.3%.  The increase of $9.5 million is from an increase in mortgage loan originations.  The increase in mortgage loans held for sale is attributable to lower loan interest rates prompting consumers to refinance their home loans.

Loans Held for Investment

The following table summarizes loans held for investment (“HFI”):

	March 31, 2009	December 31, 2008	Change
			$	%
	(in thousands)
Real estate:
Residential—1 to 4 family	$1,089,046	$1,098,592	$(9,546)	(0.9%	)
Multi-family residential	275,779	273,644	2,135	0.8%
Commercial	2,038,465	2,031,790	6,675	0.3%
Construction	516,081	553,307	(37,226)	(6.7%	)
Commercial loans	1,128,810	1,159,843	(31,033)	(2.7%	)
Home equity loans	454,292	448,650	5,642	1.3%
Consumer loans	187,594	196,482	(8,888)	(4.5%	)
RALs	60,211	—	60,211	N/A
Other loans	3,821	2,548	1,273	50.0%

Total loans	$5,754,099	$5,764,856	$(10,757)	(0.2%	)

Total HFI loans decreased by $10.8 million from December 31, 2008 to March 31, 2008.  A majority of the decrease is from the construction loan portfolio of $37.2 million and in the commercial loan portfolio of $31.0 million both from the Commercial & Wealth Management Group.  These decreases were offset with new RALs of $60.2 million.

The decrease in construction and commercial loans is attributable to valuation write downs from impaired loans where collateral values have decreased due to the current economic conditions.  Net charge-offs of construction loans during the first quarter of 2009 was $38.1 million and $28.1 million for commercial loans.

RALs are originated out of the RAL and RT Programs segment and are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund and subject to an underwriting process prior to approval.  At the request of the taxpayer, the refund claim is paid by the IRS to the Bank once the tax return has been processed.  This constitutes the source of repayment of the RAL.  Funds received from the IRS above the sum of the RAL less associated contractual fees are remitted to the taxpayer by the Bank.  For additional information on RALs refer to Note 6, “RAL and RT Programs” of the Consolidated Financial Statements of this 10-Q and in Note 7, “RAL and RT Programs” of the 2008 10-K.

Although the loan balances decreased during the first quarter, the Company originated $105.3 million of new loans HFI or $143.6 million of new commitments.  A majority of the new loan originations were in the Commercial & Wealth Management Group of $70.4 million and the remainder was from the Community Banking segment.

A summary of the new loan originations and commitments by loan portfolio are as follows:

	Originations	Commitments
	(in thousands)
Real estate:
Residential—1 to 4 family	$24,438	$24,441
Commercial	42,504	42,521
Construction	6,972	12,119
Commercial loans	20,960	41,687
Home equity loans	6,534	15,579
Consumer loans	3,848	7,266

Total loans	$105,256	$143,613

ALLOWANCE FOR LOAN LOSSES (“ALL”)

Total ALL increased by $3.4 million to $144.3 million at March 31, 2009 from $140.9 million at December 31, 2008.  The increase to ALL is due to an increase in charged-off loans and nonperforming loans which is described below in the nonaccrual loans section.  The increase in ALL improves the ratio of ALL to total loans to 2.51% from 2.44% at December 31, 2008.  This increase is mostly attributable to increased charge-offs which reduce the carrying balance of the loans.  Net-charge offs were $152.3 million during the first quarter.  Of the $152.3 million charged-off loans, $78.9 million were RALs and $73.4 million were from the Core Bank loan portfolio.  For RALs, any loan that was originated in January or February and past due was charged-off at March 31, 2009.  As discussed in the provision for loan losses section of the MD&A on page 37 and in the Consolidated Financial Statements, Note 6, “RAL and RT Programs” the large RAL charge-off in 2009 occurred from the IRS holding-up more tax returns than in previous years for review pending additional taxpayer information to be provided before processing.

The increased charge-offs in the Core Bank loan portfolios were mostly from the construction loan portfolio of $38.1 million and the commercial portfolio of $28.1 million.  During the first quarter of 2009, the Bank obtained updated appraisals for many of the nonperforming loans which are secured with real estate.  In accordance with SFAS 114, the Bank wrote the loans down to the current market value of the collateral.

Management believes that the continued increase in ALL will better position the Company to manage anticipated loan losses through the forecasted prolonged economic downturn impacting all of the Company’s loan portfolios.

NONPERFORMING LOANS

The table below summarizes the Company’s nonperforming assets and loan quality ratios.

	March 31, 2009	December 31, 2008	September 30, 2008	March 31, 2008
	(in thousands)
Nonaccrual loans	$224,437	$186,610	$136,940	$159,508
Loans past due 90 days or more on accrual status	1,855	14,045	445	1,240
Troubled debt restructured loans	34,857	33,737	29,022	—

Total nonperforming loans	261,149	234,392	166,407	160,748
Foreclosed collateral	9,911	7,100	5,181	2,910

Total nonperforming assets	$271,060	$241,492	$171,588	$163,658

Allowance for loan losses, Core Bank	$140,985	$140,908	$122,097	$58,276
Allowance for loan losses, RALs	3,322	—	—	7,215

Total allowance for loan losses, Consolidated	$144,307	$140,908	$122,097	$65,491

COMPANY RATIOS—Consolidated:
Coverage ratio of allowance for loan losses to total loans	2.51%	2.44%	2.13%	1.18%
Coverage ratio of allowance for loan losses to nonperforming loans	55%	60%	73%	41%
Ratio of nonperforming loans to total loans	4.54%	4.07%	2.91%	2.90%
Ratio of nonperforming assets to total assets	2.94%	2.52%	2.23%	2.21%
Ratio of allowance for loan losses to potential problem loans and nonperforming loans	21.93%	24.01%	26.33%	18.22%
COMPANY RATIOS—Core Bank:
Coverage ratio of allowance for loan losses to total loans	2.48%	2.44%	2.13%	1.06%
Coverage ratio of allowance for loan losses to nonperforming loans	54%	60%	73%	36%
Ratio of nonperforming loans to total loans	4.59%	4.07%	2.91%	2.93%
Ratio of nonperforming assets to total assets	3.41%	2.65%	2.23%	2.27%
Ratio of allowance for loan losses to potential problem loans and nonperforming loans	21.43%	24.01%	26.33%	16.21%

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

Since December 31, 2008, nonperforming loans increased to $261.1 million, an increase of $26.8 million.  The increase in nonperforming loans was mostly from the commercial loan portfolio of $70.3 million, an increase of $20.6 million and residential real estate loan portfolio of $33.9 million, an increase of $14.2 million since December 31, 2008.  Both of these loan portfolios have been impacted by the recessionary economy as unemployment rates continue to rise and consumer spending continues to decline.  Management anticipates that these portfolios will continue to be impacted by the downturn in the economy.  The construction loan portfolio’s nonperforming loans decreased during the first quarter by $14.8 million since many of these loans were written down to the current market value or fully charged-off.

Foreclosed Collateral

Foreclosed collateral consists of other real estate owned (“OREO”) obtained through foreclosure.  The Company holds OREO at the current market value less the estimated costs to sell.  Net OREO’s increased to $9.9 million at March 31, 2009 compared to $7.1 million at December 31, 2008.  This increase is mostly from the addition of two commercial, mixed-use properties foreclosed on in the first quarter of 2009 with a combined fair market value of $2.0 million.  One of these properties has since sold.  The remaining increase in OREO was from three residential real estate loan properties which were foreclosed on during the first quarter of 2009.

DEPOSITS

The following table summarizes the deposits.

	March 31, 2009	December 31, 2008	Change
			$	%
	(dollars in thousands)
Non-interest bearing deposits	$1,156,919	$981,944	$174,975	17.8%

Interest-bearing deposits:
NOW accounts	1,116,008	1,044,301	71,707	6.9%
Money market deposit accounts	582,717	612,710	(29,993)	(4.9%	)
Other savings deposits	363,758	320,842	42,916	13.4%
Time certificates of $100,000 or more	1,626,878	1,682,974	(56,096)	(3.3%	)
Other time deposits	1,591,789	1,947,205	(355,416)	(18.3%	)

Total deposits	$6,438,069	$6,589,976	$(151,907)	(2.3%	)

The Company’s deposits were $6.44 billion, a decrease of $152,000 since December 31, 2008.  This decrease is due to the maturing of brokered CDs purchased in the fourth quarter of 2008 to fund the 2009 RAL program.  As disclosed in Note 6, “RAL and RT Programs” the Company was unable to utilize a securitization facility to assist with the funding of the 2009 RAL season.  At December 31, 2008 the Company had $1.28 billion of brokered CDs for the funding of the 2009 RAL program compared to $740.4 million at March 31, 2009.  The brokered CDs are included in the “other time deposits” line item in the table above.

Excluding the brokered CDs for RAL and RAL non-interest bearing deposits of $235.2 million and $43.2 million at March 31, 2009 and December 31, 2008, Core Bank deposits at March 31, 2009 were $5.46 billion and $5.27 billion, an increase of $194.5 million.  The increase in the Core Bank deposits was mostly attributed to the growth in CDs of $126.9 million since December 31, 2008.  This increase is mostly the result of the Bank’s targeted CD campaigns that have attracted new customers and are providing cross-selling opportunities for other deposit, loan, and wealth management products.

LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings were $1.52 billion, a decrease of $215.5 million or 12.4%.  This decrease is mostly from the repayment of $230.0 million of short-term FHLB advances during the first quarter of 2009.

OTHER LIABILITIES

Other liabilities increased by $27.1 million when comparing the balance at March 31, 2009 to December 31, 2008.  This increase is attributed to the RAL and RT programs which had undisbursed RAL and RT proceeds of $17.6 million, State advanced fee reserve of $8.0 million, and unearned fees on RALs of $2.0 million.  The State advanced fee reserve is for contractual fees payable to third parties.  The unearned fees on RALs are deferred loan income on RALs.

CAPITAL RESOURCES

As of March 31, 2009, the Company and PCBNA exceeded the guidelines and definitions for being deemed “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”).

Capital Adequacy Standards

The Company and PCBNA are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements as specified by the regulatory framework for prompt corrective action could cause the regulators to initiate certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements.  For additional information regarding the Company’s capital refer to the Capital Resources section of the 2008 10-K as well as, Note 19, “Shareholders’ Equity” and Note 20, “Regulatory Capital Requirements” of the 2008 10-K Consolidated Financial Statements.

The Company’s and PCBNA’s capital ratios as of March 31, 2009 and December 31, 2008 were as follows:

	Total Capital	Tier 1 Capital	Risk Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
March 31, 2009
PCB (consolidated)	$865,369	$695,339	$6,135,077	$10,190,333	14.1%	11.3%	6.8%
PCBNA	849,154	679,267	6,123,633	10,171,002	13.9%	11.1%	6.7%

December 31, 2008
PCB (consolidated)	$880,523	$712,003	$6,016,764	$8,107,248	14.6%	11.8%	8.8%
PCBNA	863,613	695,237	6,005,146	8,098,895	14.4%	11.6%	8.6%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

The minimum capital ratios the Company must maintain under the regulatory requirements to meet the standard of “adequately capitalized” and the minimum amounts and ratios required to meet the regulatory standards of “well capitalized” are in the table above.  In addition, the Bank has agreed to maintain a minimum Tier 1 leverage ratio of 8.5% as of June 30, 2009 and 9.0% as of September 30, 2009, and a minimum total risk based capital ratio of 11.0% as of June 30, 2009 and 12.0% as of September 30, 2009.  Management expects that the Bank will continue to be deemed well capitalized under the regulatory guidelines and definitions notwithstanding the obligation to maintain these expected minimum capital ratios.

PCB is the parent company and sole owner of the Bank, and dividends from the Bank constitute the principal source of income to PCB.  However, there are various statutory and regulatory limitations and restrictions on the amount of dividends, if any, that may be paid by the Bank to PCB.  For a general discussion on such limitations and restrictions, refer to “Regulation and Supervision, Dividends and Other Transfer of Funds” on page 69 of the 2008 10-K.  As a result of the OCC Memorandum, the Bank will now be required to provide notice and obtain the non-objection of the OCC prior to declaring dividends to PCB.  In addition, Management anticipates that PCB will be required pursuant to the FRB Memorandum to provide notice and obtain the prior approval of the FRB prior to receiving dividends from the Bank.

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

The Company received $180.6 million pursuant to the TARP CPP on November 21, 2008 as disclosed in Note 19, “Shareholders’ Equity” of the 2008 10-K Consolidated Financial Statements.

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

Management maintains a capital plan to address any capital shortfalls.  This capital plan is based on a rolling twelve month forecast, stressed accordingly for market conditions and the Company’s balance sheet conditions.  Based on the current rolling twelve month capital plan, Management believes the Company has sufficient resources to maintain adequate capital to support the Company’s operations for the next twelve months.  If any capital shortfalls become apparent, Management will immediately activate contingency plans to address any such shortfalls, which may include additional capital raising, reduction of loans, asset sales or other means as necessary.

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

Management was not able to set-up a securitization facility for the 2009 RAL season due to the current economic conditions and current credit crisis the U.S. economy is currently experiencing.  The securitization assisted with the removal of RALs from the Bank’s balance sheet to assist with maintaining their capital ratios at an adequately capitalized level.  In preparation for the 2009 RAL season and to replace the unavailability of a securitization facility, the Bank raised $1.28 billion through wholesale funding sources, brokered CDs and entered into a syndicated funding line of $524 million which may be drawn upon as needed throughout the RAL season.

LIQUIDITY

Liquidity is the ability to effectively raise funds on a timely basis to meet the cash needs of our customers and the Company, whether it be to handle fluctuations in deposits, to provide for customers’ credit needs, or to take advantage of investment opportunities as they are presented in the market place.

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

During 2008 and continuing into 2009, liquidity was a major focus of the Bank as traditional sources of liquidity changed.  In particular, the securitization market seized in the latter half of the year which was a major funding source for the RAL Program.  As a risk management measure to compensate for this and other potential funding and liquidity changes in the future, Management developed and expanded its use of a twelve month rolling cash position analysis so that changes in liquidity sources and related needs could be identified and addressed well in advance of any issues or shortfalls.  Management has determined, based on all positive and negative evidence, that the deferred tax asset is more likely-than-not-to be realized.  At this time, no shortfalls have been identified for the foreseeable future, though results could change depending on industry conditions.

Short-term liquidity is the ability to raise funds on an overnight basis.  Sources of short-term liquidity include, but are not limited to, Federal funds, FHLB short-term advances, the Federal Reserve Bank Discount Window and repurchase agreements.

Intermediate liquidity is the ability to raise funds during the next few months to meet cash obligations over those next few months.  Sources of intermediate liquidity include maturities or sales of securities, term repurchase agreements, brokered CDs and term advances from the FHLB.

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

At March 31, 2009, the Bank had available borrowing capacity of $469.0 million at the FHLB and $865.2 million of borrowing capacity with the FRB.  This borrowing capacity is utilized to fund loans when loan growth outpaces deposit growth.

RALs

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

The securitization of RALs has historically assisted in the management of the Company’s capital position during the RAL season by selling some RALs to third parties.  For the 2009 RAL season, the Company was not able to secure a securitization facility with the current economic conditions causing difficulty within the credit markets.  In place of the securitization facility, the Company purchased $1.28 billion of brokered CDs by the end of December 31, 2008 and entered into a syndicated funding through a syndicated funding line of $524 million which is collateralized with RALs and may be drawn upon as needed throughout the RAL season.  In prior years, the securitization facility represented yet another source of liquidity as the proceeds from the sales are lent out to new RAL customers.

RALs present the Company with some special funding and liquidity needs.  Additional funds are needed for RAL lending only for the very short period of time that RALs are outstanding.  The season starts in January and continues into April, but even within that time frame, RAL originations are highly concentrated in the last week of January and first two weeks of February.  For the 2009 RAL season, Management utilized the excess cash from the purchase of brokered CDs to fund a majority of the RALs.  In addition, the syndicated funding line was utilized during the peak of the RAL season.  In addition, Management arranged for a significant amount of very short-term borrowing capacity from other financial institutions.  Extensive funding planning is accomplished prior to the RAL season to make effective and efficient use of various funding sources.

Management anticipates that PCB will be required pursuant to the FRB Memorandum to provide notice and obtain the prior approval of the FRB prior to incurring, renewing, increasing or guaranteeing any debt.  In addition, under the OCC Memorandum, PCBNA agreed to provide advance notice to the OCC prior to the payment of any dividend to the PCB.  Should the OCC object to the payment of a dividend, PCBNA would be prevented from paying the proposed dividend to the Company, which could adversely affect PCB’s liquidity.

Restrictions on Trust Preferred Securities at PCB

Management expects that PCB will be required pursuant to the FRB Memorandum to provide notice and obtain the prior approval of the FRB prior to making any payments on its outstanding $69.4 million of trust preferred securities. If PCB is unable to make payments on any of its trust preferred securities for more than 20 consecutive quarters, PCB would be in default under the governing agreements for such securities and the amounts due under such agreements would be immediately due and payable.

Liquidity Ratio

At March 31, 2009, the Company’s liquidity ratio, which is the ratio of liquid assets of cash and cash equivalents, investment securities from the trading and AFS portfolios, Federal funds sold and loans held for sale divided by short-term liabilities of demand deposits, repurchase agreements and Federal funds purchased was 83.8% at March 31, 2008 compared to 101.3% at December 31, 2008.  The Company’s liquidity ratio decreased at March 31, 2009 compared to December 2008 as a result of the decrease in cash and cash equivalents of $644.6 million for the comparable periods due to the maturing of brokered CDs.  Total available liquidity at March 31, 2009 was $2.99 billion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the MD&A Recent Developments section of this Form 10-Q and in the 2008 10-K economic conditions continue to be adversely affected and the resulting disruption has been particularly acute in the financial sector.  Although the Company remains well capitalized and has not suffered any significant liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession.  In addition, the severity and duration of these adverse conditions is unknown and may exacerbate the Company’s exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us.  Accordingly, continued turbulence in the U.S.  and international markets and economy may adversely affect our liquidity, financial condition, results of operations and profitability.

Risk definition and assessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk.  The key risk factors affecting the Company’s business are addressed in Item 1A, Risk Factors of this Form 10-Q and Item 1A, Risk Factors in the Company’s 2008 10-K.

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

Monthly evaluations, monitoring and management of interest rate risk (including market risk, mismatch risk and basis risk) compare our most likely rate scenario, base case, with various earnings simulations using many interest rate scenarios.  These scenarios differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve.  These results are prepared by the Company’s Treasury department and presented to the Asset and Liability Committee (“ALCO”) each month for further consideration.  The Company does not have a significant amount of derivative instruments.

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

The sections below summarize the interest rate risk analysis for the periods covered within the Form 10-Q.

RATE SENSITIVITY

The economic value of equity (“EVE”) interest rate shock report for March 31, 2009 and 2008 is as follows:

EVE Shock Summary Report
	(in millions)
	DN 200	Base	UP 200
Total Assets:	$9,461	$9,199	$8,888
Total Liabilities:	8,735	8,501	8,100
Net Asset Value:	$726	$698	$788
Current	3.9%		12.9%
Prior year	-5.0%		-4.8%
Upper Policy:	-15.0%	-15.0%	-15.0%
Lower Policy:	-10.0%	-10.0%	-10.0%
w/in Limit:	Yes		Yes

EVE Summary

Assuming the entire yield curve was to instantaneously increase 200 basis points; our projected EVE at March 31, 2009 would increase by approximately 12.9% from the base.  At March 31, 2008 in the up 200 basis point scenario, our EVE was projected to decrease by approximately 4.8% from the base projection.  The rates down 200 basis point scenario assume the yield curve instantaneously decreases 200 basis points where appropriate.  When the yield curve is less than 2 percent, the yield curve is assigned a floor of zero.  Using this methodology and assuming the entire yield curve shifts down 200 basis points, the projected EVE at March 31, 2009 is forecasted to increase by approximately 3.9% from the base.  At March 31, 2008, in the down 200 basis point scenario, our EVE was projected to decrease by approximately 5.0% from the base projection.

The net interest income (“NII”) interest rate shock report for the three month periods ended March 31, 2009 and 2008 is as follows:

NII Shock Summary Report
	(in millions)
	DN 200	Base	UP 200
Interest Income	$364.4	$379.9	$439.6
Interest Expense	$117.7	$121.1	$133.2
Net Interest Income:	$246.7	$258.8	$306.4
Current	-4.7%		18.4%
Prior year	-7.1%		5.0%
Upper Policy:	-10.0%	-10.0%	-10.0%
Lower Policy:	-5.0%	-5.0%	-5.0%
w/in Limit:	Yes		Yes

NII Summary

Assuming the entire yield curve was to instantaneously increase 200 basis points, the projected net interest income for the next twelve periods beginning April 1, 2009 would increase by approximately 18.4% % from the base projection.  At March 31, 2008 in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning April 1, 2008 would have increased by approximately 5.0% from the base projection.  The rates down 200 basis points scenario assumes the yield curve instantaneously decreases 200 basis points where appropriate.  When the yield curve is less than 2 percent, the yield curve is assigned a floor of zero.  Using this methodology and assuming the entire yield curve shifts down 200 basis points, our projected net interest income for the twelve month period beginning April 1, 2009 would decrease by approximately 4.7%.  At March 31, 2008, in the down 200 basis point scenario, our projected net interest income for the twelve month period beginning April 1, 2008 was projected to decrease by approximately 7.1% from the base projection.

The following have contributed to the improved figures:

■

The Bank used brokered CDs and wholesale funding to pre-fund the 2009 RAL season, as discussed in the Liquidity section above.  This strategy provided the Bank the opportunity to secure liquidity during a time of uncertainty and volatile credit markets, but it also had a positive impact on EVE in all scenarios and NII in the plus 200 basis point scenario.  By carrying more cash on the balance sheet, the EVE risk was reduced and net interest income increased in the plus 200 scenario.

■

The Bank extended the maturities of wholesale borrowings and retail CDs during the fourth quarter of 2008.  This continues to produce a positive impact on the profile of the EVE and the NII in the plus 200 scenario.

■	The Bank sold $81.7 million of fixed rate mortgage loans in the fourth quarter of 2008.

Among the assumptions that have been included in the model are those that address optionality.  Management has updated and implemented a more robust process surrounding the following examples of optionality:

■	The option customers have to prepay their loans or the attrition rate of non maturing deposits;

■	The option issuers of some of the securities held by the Company to prepay or call their debt;

■	The option of the Company to prepay or call certain types of its debt;

■	The option of the Company to reprice its administered deposits.

■	Improved incorporation of loan features, including imbedded caps and floors, reset features and other aspects of loan terms and conditions.

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

Evaluation of disclosure controls and procedures

An evaluation was conducted under the supervision and with the participation of the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) were effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HFI: Loans held for Investment

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

Information regarding legal proceedings is incorporated by reference from Note 11, “Commitments and Contingencies” to the Consolidated Financial Statements of this quarterly report on Form 10-Q.

ITEM 1A.	RISK FACTORS

The 2008 Form 10-K includes detailed disclosure about the risks faced by our business. Such risks have not materially changed since December 31, 2008 except as described below:

Regulatory Risk

PCBNA entered into the OCC Memorandum, and Management expects that PCB will enter into the FRB Memorandum, during the second quarter of 2009.  See “Item 1-Business-Recent Developments” for a detailed discussion of the terms of the OCC Memorandum and the anticipated terms of the FRB Memorandum.  In addition, PCBNA agreed during the second quarter of 2009 to maintain a minimum Tier 1 leverage ratio of 8.5% as of June 30, 2009 and 9.0% as of September 30, 2009, and a minimum total risk based capital ratio of 11.0% as of June 30, 2009 and 12.0% as of September 30, 2009.  If PCBNA fails to comply with the OCC Memorandum or to maintain its minimum capital ratios, or if PCB fails to comply with the FRB Memorandum, PCB and PCBNA may be subject to further supervisory enforcement action, which could have a material adverse effect on its results of operations, financial condition and business.

Dividends from the Bank

The principal source of funds from which PCB services its debt and pays its obligations and dividends is the receipt of dividends from PCBNA.  The availability of dividends from PCBNA is limited by various statutes and regulations. It is possible, depending upon the financial condition of PCBNA and other supervisory factors, that the OCC or FRB could restrict or prohibit PCBNA from paying dividends to PCB.  In this regard, and as a result of the OCC Memorandum, OCC approval will now be required before PCBNA can pay dividends to PCB.  In addition, Management anticipates that PCB will be required pursuant to the FRB Memorandum to provide notice and obtain the prior approval of the FRB prior to receiving dividends from the Bank.  In the event that PCBNA is unable to pay dividends to PCB, PCB in turn may not be able to service its debt, pay its obligations or pay dividends on its outstanding equity securities, which would adversely affect PCB’s business, financial condition, results of operations and prospects.

Restrictions on Dividends and Payments on Trust Preferred Securities

Management expects that PCB will be required pursuant to the FRB Memorandum to provide notice and obtain the prior approval of the FRB prior to declaring or paying any dividends on its outstanding equity securities or making any payments on its outstanding $69.4 million of trust preferred securities.  If PCB is unable to pay dividends on its outstanding equity securities, the market price of such securities could be materially adversely affected.  If PCB is unable to make payments on any of its trust preferred securities for more than 20 consecutive quarters, PCB would be in default under the governing agreements for such securities and the amounts due under such agreements would be immediately due and payable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ George S. Leis	May 11, 2009
George S. Leis President and Chief Executive Officer

/s/ Stephen V. Masterson	May 11, 2009
Stephen V. Masterson Executive Vice President and Chief Financial Officer