Form 10-Q
period 2009-06-30
PACIFIC CAPITAL BANCORP /CA/
filed 2009-08-10
CIK 357264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

Number of shares of common stock of the registrant outstanding as of July 30, 2009: 46,722,528

PART I. FINANCIAL INFORMATION		3

Forward-looking statements		3

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and as of December 31, 2008	4

	Consolidated Statements of Operations (unaudited)	5

	Consolidated Statements of Comprehensive (Loss)/Income (unaudited)	6

	Consolidated Statements of Cash Flows (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

The financial statements included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65

Item 4.	Controls and Procedures	68

Glossary		69

PART II. OTHER INFORMATION		72

Item 1.	Legal Proceedings	72

Item 1A.	Risk Factors	72

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 3.	Defaults Upon Senior Securities	74

Item 4.	Submission of Matters to a Vote of Security Holders	74

Item 5.	Other Information	75

Item 6.	Exhibits	76

SIGNATURES		77

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

Certain statements contained in Pacific Capital Bancorp’s (“the Company”) Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the health of the capital markets, the Company’s de novo branching and acquisition efforts, the operating characteristics of the Company’s income tax refund loan and transfer programs and the economic conditions within its markets.  These forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in California; (4) the occurrence of terrorist acts or natural disasters, such as earthquakes; (5) reduced demand for or earnings derived from the Company’s refund anticipation loan (“RAL”) and refund transfer (“RT”) programs; (6) legislative or regulatory changes or litigation adversely affecting the businesses in which the Company engages; (7) unfavorable conditions in the capital markets; (8) challenges in opening additional branches, integrating acquisitions or introducing new products or services; and (9) other risks detailed in reports filed by the Company with the Securities and Exchange Commission (“SEC”).  Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.   For a more detailed description of the risk factors associated with the Company’s businesses, please refer to Part II, Item 1A of this Form 10-Q, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Purpose and Definition of Terms

The following document includes executive management’s (“Management”) insight of the Company’s financial condition and results of operations of Pacific Capital Bancorp (“PCB”) and its subsidiaries.  Unless otherwise stated, “the Company” refers to the consolidated entity, Pacific Capital Bancorp.  The Company utilizes the term “Core Bank” throughout this Form 10-Q (“10-Q”).  Core Bank is defined as the consolidated financial results less the financial results from the RAL and RT Programs and is interchangeably referred to as “Excluding RAL and RT”.

This discussion should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K (“2008 10-K”).  Terms and acronyms used throughout this document are defined in the glossary on pages 69 through 71.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (unaudited)	December 31, 2008
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$53,813	$80,135
Interest-bearing demand deposits in other financial institutions	343,644	1,859,144

Cash and cash equivalents	397,457	1,939,279
Investment securities—trading, at fair value	78,135	213,939
Investment securities—available-for-sale, at fair value; amortized cost of $930,947 at June 30, 2009 and $1,152,060 at December 31, 2008	956,309	1,178,743
Loans:
Held for sale, at lower of cost or fair value	20,650	11,137
Held for investment, net of allowance for loan losses of $258,032 at June 30, 2009 and $140,908 at December 31, 2008	5,389,766	5,623,948

Total loans	5,410,416	5,635,085
Premises and equipment, net	80,146	78,608
Goodwill and other intangible assets	8,561	138,372
Other assets	382,748	390,265

Total assets	$7,313,772	$9,574,291

Liabilities:
Deposits:
Non-interest-bearing demand	$1,101,375	$981,944
Interest-bearing	4,145,432	5,608,032

Total deposits	5,246,807	6,589,976
Securities sold under agreements to repurchase and Federal funds purchased	333,884	342,157
Long-term debt and other borrowings	1,195,173	1,740,240
Other liabilities	123,499	113,481

Total liabilities	6,899,363	8,785,854

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock — no par value; $1,000 per share stated value; 1,000 authorized, 181 issued and outstanding.	176,319	175,907
Common stock — no par value; $0.25 per share stated value; 100,000 authorized; 46,721 shares issued and outstanding at June 30, 2009 and 46,617 at December 31, 2008	11,685	11,659
Surplus	121,842	120,137
Retained earnings	98,683	471,531
Accumulated other comprehensive income	5,880	9,203

Total shareholders’ equity	414,409	788,437

Total liabilities and shareholders’ equity	$7,313,772	$9,574,291

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Interest income:
Loans	$81,614	$89,163	$308,063	$283,252
Investment securities—trading	2,049	803	4,687	1,636
Investment securities—available-for-sale	11,861	13,259	22,929	27,345
Other	565	150	1,797	2,161

Total interest income	96,089	103,375	337,476	314,394

Interest expense:
Deposits	24,149	18,388	56,607	46,811
Securities sold under agreements to repurchase and Federal funds purchased	2,703	2,802	5,863	6,415
Long-term debt and other borrowings	15,799	17,817	33,455	35,614

Total interest expense	42,651	39,007	95,925	88,840

Net interest income	53,438	64,368	241,551	225,554
Provision for loan losses	192,481	37,167	348,205	85,561

Net interest (loss)/income after provision for loan losses	(139,043)	27,201	(106,654)	139,993

Non-interest income:
Refund transfer fees	9,086	8,636	67,551	68,191
Service charges and fees	7,428	9,067	16,339	19,191
Trust and investment advisory fees	5,320	6,655	10,914	13,286
(Loss)/gain on securities, net	(1,765)	(2,773)	264	66
Gain on sale of RALs, net	—	—	—	44,580
Other	873	616	1,965	2,203

Total non-interest income	20,942	22,201	97,033	147,517

Non-interest expenses:
Goodwill impairment	128,710	—	128,710	—
Salaries and employee benefits	28,316	31,671	65,035	67,144
Occupancy expenses, net	6,253	6,506	12,535	13,014
Refund program marketing and technology fees	488	1,257	47,372	46,257
Other	52,569	25,250	85,944	60,126

Total non-interest expenses	216,336	64,684	339,596	186,541

(Loss)/income before provision/(benefit) for income taxes	(334,437)	(15,282)	(349,217)	100,969
Provision/(benefit) for income taxes	25,617	(9,389)	16,349	34,379

Net (loss)/income	(360,054)	(5,893)	(365,566)	66,590

Dividends and accretion on preferred stock	2,530	—	4,942	—

Net (loss)/income available to common shareholders	$(362,584)	$(5,893)	$(370,508)	$66,590

(Loss)/income per common share—basic	$(7.77)	$(0.13)	$(7.94)	$1.44
(Loss)/income per common share—diluted (Note 2)	$(7.77)	$(0.13)	$(7.94)	$1.43
Average number of common shares—basic	46,686	46,172	46,658	46,155
Average number of common shares—diluted	47,215	46,518	47,166	46,490
Dividends per common share	$—	$0.22	$0.11	$0.44

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net (loss)/income	$(360,054)	$(5,893)	$(365,566)	$66,590

Other comprehensive loss, net:
Unrealized loss on securities available-for-sale (“AFS”), net	(2,376)	(10,281)	(2,259)	(8,775)
Impairment loss on securities included in earnings, net	—	1,479	3	1,943
Realized loss/(gain) on sale of securities AFS included in earnings, net	1,407	8	1,491	(3)
Postretirement benefit obligation arising during period, net	146	(35)	292	(70)
Transition adjustment to initially apply FASB Staff Positions Financial Accounting Standard 115-2 and 124-2, net	(2,850)	—	(2,850)	—

Total other comprehensive loss	(3,673)	(8,829)	(3,323)	(6,905)

Comprehensive (loss)/income	$(363,727)	$(14,722)	$(368,889)	$59,685

The amounts reclassified out of accumulated other comprehensive income into earnings for the three and six month periods ended June 30, 2009, were $2.4 million and $2.6 million, respectively.  The income tax benefit related to these amounts were $1.0 million and $1.1 million for the three and six month periods ended June 30, 2009, respectively.  The amount reclassified out of accumulated other comprehensive income into earnings for the three and six month periods ended June 30, 2008 were $2.6 million and $3.3 million, respectively.  The income tax benefit related to these amounts was $1.1 million and $1.4 million for the three and six month periods ended June 30, 2008, respectively.

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six-Months Ended June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net (loss)/income	$(365,566)	$66,590
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Provision for loan losses	348,205	85,561
Depreciation and amortization	10,573	12,812
Stock-based compensation	1,800	2,559
Excess tax benefit of stock-based compensation	—	(42)
Net amortization of discounts and premiums for investment securities	(3,386)	(5,048)
Goodwill impairment	128,710	—
Loans originated for sale and principal collections, net	20,650	—
(Gains)/losses on:
Securities, AFS	2,575	3,349
Sale of loans, net	(842)	(44,726)
Sale of Other real estate owned, net	259	—
Futures	(402)	—
Changes in:
Other assets	6,849	(12,158)
Other liabilities	7,885	3,401
Trading securities, net	135,804	84,538
Servicing rights, net	439	(329)

Net cash provided by operating activities	293,553	196,507

Cash flows from investing activities:
Proceeds from loan sales	1,200	2,096,725
Principal pay downs, calls and maturities of AFS securities	1,001,051	270,750
Purchase of AFS securities	(779,127)	(222,187)
Loan originations and principal collections, net	(144,544)	(2,374,668)
Purchase of Federal Home Loan Bank stock	(705)	(76)
Purchase of premises and equipment, net	(6,129)	(4,402)
Proceeds from sale of other real estate owned	2,073	420

Net cash provided/(used) by investing activities	73,819	(233,438)

Cash flows from financing activities:
Net decrease in deposits	(1,343,169)	(324,613)
Net (decrease)/increase in short-term borrowings	(232,248)	256,276
Proceeds from long-term debt and other borrowings	25,000	210,000
Re-payment of long-term debt and other borrowings	(351,412)	(76,163)
Excess tax benefit of stock-based compensation	—	42
Proceeds from stock transactions	26	194
Cash dividends paid on common stock	(5,189)	(20,500)
Cash dividends paid on preferred stock	(2,107)	—
Other, net	(95)	(48)

Net cash (used)/provided by financing activities	(1,909,194)	45,188

Net (decrease)/increase in cash and cash equivalents	(1,541,822)	8,257
Cash and cash equivalents at beginning of period	1,939,279	141,086

Cash and cash equivalents at end of period	$397,457	$149,343

(continued)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six-Months Ended June 30,
	2009	2008
	(in thousands)
Supplemental disclosure:
Cash paid during the period for:
Interest	$98,596	$88,944
Income Taxes	19	45,731
Non-cash investing activity:
Transfers to other real estate owned, net	19,530	822
Net transfers from loans held for investment to loans held for sale	1,452	—
Transfers from loans held for sale to trading securities	—	68,343
Non-cash financing activity:
Preferred Stock Dividends declared not paid	3,426	—

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements and notes included in this 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Nature of Operations

PCB is a bank holding company organized under the laws of the state of California.  PCB provides a full range of commercial and consumer banking services to households, professionals, and businesses through its wholly-owned subsidiary Pacific Capital Bank, National Association (“PCBNA” or “the Bank”).  These banking services include depository, lending, and wealth management services.  PCBNA’s lending products include commercial, consumer, commercial and residential real estate loans and Small Business Administration (“SBA”) loans.  PCBNA is also one of the largest nationwide providers of financial services related to the electronic filing of income tax returns including the RAL and RT business products.  Depository services include checking, interest-bearing checking (“NOW”), money market (“MMDA”), savings, and certificate of deposit (“CD”) accounts, as well as safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashiers checks.  PCBNA offers a wide range of wealth management services through the Commercial & Wealth Management Group which includes two wholly-owned subsidiaries, Morton Capital Management (“MCM”) and R.E. Wacker and Associates, Inc. (“REWA”) and a 20% non-controlling interest in Veritas Wealth Advisors, LLC (“Veritas”), a registered investment advisor.

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

PCBNA also retains ownership in several low-income housing partnerships that generate tax credits.  These partnerships are considered variable interest entities and are not consolidated into these Consolidated Financial Statements. At June 30, 2009, the Company had $54.2 million invested in these partnerships with $12.6 million of unfunded commitments which will be disbursed in future periods.

PCBNA has a 20% non-controlling interest in Veritas of $1.0 million of equity at risk.  For the three and six month periods ended June 30, 2009, Veritas had an immaterial loss.  PCBNA’s share of Veritas’ loss is included in the Company’s Consolidated Financial Statements using the equity method.

The Company does not have any other entities that should be considered for consolidation.

Segments

GAAP requires that the Company disclose certain information related to the performance of its business segments.  Business segments are defined based on how the Chief Executive Officer of the Company views the Company’s operations.  Based on these guidelines, the Company’s Management has determined that there are three operating segments: Community Banking, Commercial and Wealth Management Group and RAL and RT Programs.  The All Other segment consists of the administrative support units and the Holding Company.  The factors used in determining these reportable segments are defined in Note 15, “Segments” of this Form 10-Q and Note 24, “Segments” in the Consolidated Financial Statements of the 2008 10-K.

During the second quarter of 2009, the Company reviewed its goodwill for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Due to the increasingly uncertain economic environment, significant continued decline in market capitalization, and continued elevated credit losses, the Company fully impaired the goodwill for all reporting units in the amount of $128.7 million.  As a result of the impairment charge recorded in the second quarter of 2009, the Company has no goodwill remaining on its balance sheet.  Further disclosure regarding the impairment of goodwill is in Note 8, “Goodwill” of these consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES

Except as noted below, the significant accounting policies have not changed from those described in Note 1, “Summary of Significant Accounting Policies” in the Consolidated Financial Statements of the 2008 10-K.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement is in effect for the calendar year beginning January 1, 2009.  There was no material impact on the Company’s financial condition or results of operations from adoption of these accounting pronouncements.

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

1.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Assets or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides additional guidelines for estimating fair value in accordance with the principles presented in SFAS 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased and identification of circumstances that indicate a transaction is not orderly.

2.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of other-than-temporary impairments” (“FSP 115-2”) amends OTTI guidance in U.S. GAAP for debt securities to make the guidance more operational and improves the presentation and disclosure of OTTI on debt and equity securities in financial statements.  The transition adjustment required to adopt FSP 115-2 was $2.9 million, after tax which was reclassified from retained earnings to other comprehensive income (“OCI”) at June 30, 2009.

3.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”) enhances consistency in financial reporting by increasing the frequency of fair value disclosures to interim and annual financial reports of publicly traded companies.

These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early adoption permissible for the first quarter of 2009.  The Company elected not to early adopt any of the above positions.  Management has completed its evaluation of the impact of these standards on the results of operations and financial position and there was not a material impact.

In May 2009, FASB issued SFAS No. 165 “Subsequent Events,” (“SFAS 165”) with the objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for interim and annual financial reports for periods ending after June 15, 2009.  The Company adopted SFAS No. 165 on June 30, 2009.  The Company has completed an evaluation of subsequent events through August 10, 2009, the date of this filing and has disclosed a subsequent event. This subsequent event is disclosed in Note 17, “Subsequent Events” of these consolidated financial statements.

In June 2009, FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” (“SFAS 166”) The objective of SFAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  SFAS No. 166 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Management has not started to evaluate the financial impact of this new accounting standard.

In June 2009, FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) The objective of SFAS 167 is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of

Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Management has not started to evaluate the financial impact of this new accounting standard.

2. EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share.  The denominator of the diluted earnings per share includes the effect of dilutive stock options and restricted stock option grants.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Net (loss)/income	$(360,054)	$(5,893)	$(365,566)	$66,590
Less: Dividends and accretion on preferred stock	2,530	—	4,942	—

Net (loss)/income available to common shareholders	$(362,584)	$(5,893)	$(370,508)	$66,590

Basic weighted average shares outstanding	46,686	46,171	46,658	46,155
Dilutive effect of stock options	529	347	508	335
Dilutive effect of common stock warrants	—	—	—	—

Diluted weighted average shares outstanding	47,215	46,518	47,166	46,490

(Loss)/income per common share - basic	$(7.77)	$(0.13)	$(7.94)	$1.44
(Loss)/income per common share - diluted	$(7.77)	$(0.13)	$(7.94)	$1.43

For the three months ended June 30, 2009 and 2008, the average outstanding unexercised stock options of 1.3 million and 1.4 million shares, respectively, were not included in the computation of earnings per share because they were antidilutive.  For the six months ended June 30, 2009 and 2008, the average outstanding unexercised stock options of 1.3 million and 1.2 million shares, respectively, were not included in the computation of earnings per share because they were antidilutive.

3. SECURITIES

The amortized cost and estimated fair value of investment securities was as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Trading Securities:
Mortgage-backed securities (3)	$78,135	$—	$—	$78,135

Total trading securities	78,135	—	—	78,135

Available-for-Sale:
U.S. Treasury obligations (1)	36,351	354	—	36,705
U.S. Agency obligations (2)	395,681	6,816	(528)	401,969
Collateralized mortgage obligations	18,737	233	(2,487)	16,483
Mortgage-backed securities (3)	179,307	11,695	—	191,002
Asset-backed securities	1,963	—	(1,131)	832
State and municipal securities	298,908	15,893	(5,483)	309,318

Total available-for-sale securities	930,947	34,991	(9,629)	956,309

Total Securities	$1,009,082	$34,991	$(9,629)	$1,034,444

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Trading Securities:
Mortgage-backed securities (3)	$213,939	$—	$—	$213,939

Total trading securities	213,939	—	—	213,939

Available-for-Sale
U.S. Treasury obligations (1)	36,826	649	—	37,475
U.S. Agency obligations (2)	590,471	9,767	(108)	600,130
Collateralized mortgage obligations	20,731	142	(3,781)	17,092
Mortgage-backed securities (3)	203,141	9,115	—	212,256
Asset-backed securities	1,962	—	(928)	1,034
State and municipal securities	298,929	17,042	(5,215)	310,756

Total available-for-sale securities	1,152,060	36,715	(10,032)	1,178,743

Total Securities	$1,365,999	$36,715	$(10,032)	$1,392,682

(1)	U.S. Treasury obligations are securities that are backed by the full faith and credit of the United States government.

(2)

U.S. Agency obligations are general obligations that are not backed by the full faith and credit of the United States government.  They consist of obligations of Government Sponsored Enterprises issued by the Federal Farm Credit Banks, Federal Home Loan Banks, and Tennessee Valley Authority.

(3)

Mortgage-backed securities are securitized mortgage loans that consist of obligations of Government Sponsored Enterprises which guarantee the collection of principal and interest payments.  The securities primarily consist of securities issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

Trading Securities

At June 30, 2009, the Company held $78.1 million of trading securities, a decrease of $135.8 million since December 31, 2008.  This decrease was primarily from the sale of Mortgage Backed Securities (“MBS”) during the second quarter of 2009.  The gain on sale of MBS during the second quarter of 2009 and 2008 was $4.5 million and $2.3 million, respectively.  For the three and six months ended June 30, 2009 compared to the same periods in 2008, the market value of the securities held in the trading portfolio decreased by $4.2 million and $3.1 million, respectively.  The valuation change and gain on sale of securities was recorded in non-interest income.

As discussed in the 2008 10-K, Note 22, “Derivative Instruments”, the Company had $50.0 million of treasury future contracts which were entered into in the third quarter of 2008.  On April 17, 2009, the Treasury future contracts expired and, were not renewed.

Available for Sale (“AFS”) Securities

At June 30, 2009, the Company held $956.3 million of AFS Securities, a decrease of $222.4 million since December 31, 2008.  A majority of this decrease was due to maturities, calls and paydowns of securities of $1.00 billion offset by purchases of $779.1 million.  The remainder of the decrease was due to declining market values and reduced carrying balances of AFS.

As disclosed in Note 4, “Securities” of the Consolidated Financial Statements in the 2008 10-K, in the fourth quarter of 2007, Management changed its intent with regard to holding its AFS MBS until maturity or ultimate recovery.  At April 1, 2009, impairment of AFS MBS was no longer considered impaired and no further impairments were recognized.

At April 1, 2009, the Company adopted FSP 115-2. In accordance with FSP 115-2, the Company identified $6.0 million of OTTI recognized in earnings for MBS that the Company currently held.  Of the $6.0 million of OTTI recognized in earnings in prior periods, Management documented $4.9 million to be reclassified from retained earnings to OCI as the FSP 115-2 transition adjustment with the remaining $1.1 million attributable to credit loss.  This amount was determined by comparing the present value of future cash flows to the expected cash flows to be received on an amortized cost basis including interest.  Prior to reclassifying the $4.9 million from retained earnings to OCI, an adjustment for the corporate effective tax rate or $2.1 million was made.  After tax, the net FSP 115-2 transition adjustment was determined to be a $2.9 million increase to retained earnings and a $2.9 million decrease to OCI at June 30, 2009.

The AFS securities that are in an unrealized loss position and temporarily impaired as of June 30, 2009 and December 31, 2008 are shown in the following table:

	June 30, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasury/U.S. Agencies	$90,819	$(528)	$—	$—	$90,819	$(528)
Municipal Bonds	48,653	(2,295)	33,314	(3,188)	81,967	(5,483)
Collateralized mortgage obligations	—	—	11,423	(2,487)	11,423	(2,487)
Asset-backed Securities	—	—	832	(1,131)	832	(1,131)

Total	$139,472	$(2,823)	$45,569	$(6,806)	$185,041	$(9,629)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasury/U.S. Agencies	$116,348	$(108)	$—	$—	$116,348	$(108)
Municipal Bonds	78,816	(4,057)	7,351	(1,158)	86,167	(5,215)
Collateralized mortgage obligations	8,352	(2,986)	3,075	(795)	11,427	(3,781)
Asset-backed Securities	1,034	(928)	—	—	1,034	(928)

Total	$204,550	$(8,079)	$10,426	$(1,953)	$214,976	$(10,032)

The $9.6 million and $10.0 million of unrealized losses for the AFS portfolio as of June 30, 2009 and December 31, 2008, respectively, are a result of market interest rate fluctuations.  The fair value is based on current market prices obtained from independent sources for each security held.  The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the most recent ratings on all securities are investment grade.  Management is aware of one Asset Backed Security (“ABS”) with a fair value of $832,000 held in the AFS portfolio that has some sub-prime home equity loans as the underlying collateral.  The ABS currently has an investment rating of AAA and is fully collateralized.  The Company has the ability and the intent to hold these securities until ultimate recovery or maturity.

Management has also reviewed the municipal bond portfolio for credit risk in accordance with FSP 115-2 and found that no credit risk existed at June 30, 2009.  At June 30, 2009, gross unrealized losses related to municipal bonds were $5.5 million, of which $3.2 million related to municipal bonds that were in an unrealized loss position for longer than 12 months.  Substantially all of these municipal bonds are general obligation bonds and revenue bonds and are rated AAA or AA by Moody’s and/or Standard & Poor rating agencies.  The historic default rates on municipal bonds with credit ratings of AAA and AA are extremely low.  A review of the issuer’s credit profile is performed and an evaluation of price performance is conducted.  The Bank does not intend to sell the municipal bonds with an unrealized loss position and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, and as a result, the Bank believes that the municipal bonds with an unrealized loss are not other-than-temporarily impaired as of June 30, 2009.

Management has determined that there is not a credit loss component associated with all securities that are currently in a loss position.  Management does not intend to sell any of the securities in a loss position nor are there any securities in a loss position that would require Management to sell them at June 30, 2009.  As such, Management does not believe that there are any securities that are other-than-temporarily impaired as of June 30, 2009.

Interest Income

Interest income for trading and AFS securities was $13.9 million and $14.1 million for the three month periods ended June 30, 2009 and 2008, respectively.  Interest income from securities classified as taxable for the comparable three month periods ended June 30, 2009 and 2008 was $10.1 million and $10.9 million for the comparable periods and from securities classified as non-taxable was $3.8 million and $3.2 million.

Interest income for trading and AFS securities was $27.6 million and $29.0 million for the six month periods ended June 30, 2009 and 2008, respectively.  The interest income from securities classified as taxable and non-taxable for the comparable six month periods of June 30, 2009 and 2008 was: taxable of $20.1 million and $22.9 million for the comparable periods and, non-taxable of $7.5 million and $6.1 million, respectively.

4. LOANS

The composition of the Company’s loans held for investment portfolio is as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Real estate:
Residential—1 to 4 family	$1,100,871	$1,098,592
Multi-family residential	280,909	273,644
Commercial	2,064,558	2,031,790
Construction	476,845	553,307
Commercial loans	1,091,002	1,159,843
Home equity loans	455,558	448,650
Consumer loans	174,646	196,482
RALs	1,000	—
Other loans	2,409	2,548

Total loans	5,647,798	5,764,856
Allowance for loan losses	258,032	140,908

Net loans	$5,389,766	$5,623,948

Total loans are net of deferred loan origination, commitment and extension fees and origination costs of $7.3 million as of June 30, 2009 and $7.7 million as of December 31, 2008.

Loans Held for Sale

At June 30, 2009, the Company held $20.7 million of loans held for sale compared to $11.1 million at December 31, 2008.  The loans classified as held for sale were residential real estate loans and small business loans guaranteed by the SBA.  At June 30, 2009, the loans held for sale consisted of $14.8 million of residential loans and $5.9 million of SBA loans.  At December 31, 2008, the loans held for sale consisted of $1.1 million of residential real estate loans and $10.0 million of SBA loans.

Impaired Loans

The following table reflects recorded investment in impaired loans:

	June 30, 2009	December 31, 2008
	(in thousands)
Impaired loans with specific valuation allowance	$39,976	$79,939
Valuation allowance related to impaired loans	(3,725)	(17,768)
Impaired loans without specific valuation allowance	190,525	95,273

Impaired loans, net	$226,776	$157,444

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance as identified in the table above as “Impaired loans without specific valuation allowance”.  The valuation allowance disclosed above is included in the allowance for loan losses reported in the balance sheets as of June 30, 2009 and December 31, 2008.

Impaired loans increased by $69.3 million when comparing the balance at June 30, 2009 to December 31, 2008.  This increase is mostly attributed to the increase in the commercial real estate impaired loans which were $17.9 million at December 31, 2008 compared to $61.6 million at June 30, 2009, an increase of $43.7 million.  In addition, impaired commercial loans increased by $13.7 million and impaired residential real estate loans increased by $7.8 million since December 31, 2008 compared to June 30, 2009.

The table below reflects the average balance and interest recognized for impaired loans for the three and six month periods ended June 30, 2009 and 2008.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Average investment in impaired loans for the period	$213,313	$138,085	$199,972	$115,432
Interest recognized during the period for impaired loans	$6,520	$2,576	$10,803	$4,902

The increase in the average balance of impaired loans during the three and six month periods ended June 30, 2009 compared to the same periods in 2008, is primarily due to the continued downturn of the economy which started in the latter part of 2008.  A majority of the increase in the average balance of impaired loans for the comparable periods are from commercial real estate loans and construction loans.  At June 30, 2009, impaired construction loans were $120.5 million, impaired commercial real estate loans were $61.6 million and impaired commercial loans were $35.8 million.

Refund Anticipation Loans

Information and disclosures related to RALs and the securitization of RALs are included in Note 6, “RAL and RT Programs” of these Consolidated Financial Statements.

Pledged Loans

At June 30, 2009 and December 31, 2008, loans secured by first trust deeds on residential and commercial property with principal balances totaling $1.09 billion and $1.29 billion, respectively, were pledged as collateral to the Federal Reserve Bank of San Francisco (“FRB”); and $2.70 billion and $2.98 billion, respectively, were pledged to the Federal Home Loan Bank (“FHLB”).  The amount of loans pledged does not represent the amount of outstanding borrowings at the FRB or the FHLB.  The Company pledges loans as collateral for the Company’s borrowings in accordance with the Company’s agreements with the FRB and the FHLB.

Letters and Lines of Credit

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with “off-balance sheet” risk.  Among these financial instruments are commitments to extend credit and standby letters of credit.

The following table represents the contractual commitments for lines and letters of credit as of June 30, 2009:

	June 30, 2009
	Total	Less than one year	One to three years	Three to five years	More than five years
	(in thousands)
Unfunded commitments	$1,191,644	$492,442	$183,076	$92,515	$423,611
Standby letters of credit and financial guarantees	127,452	44,574	42,370	29,519	10,989

Total	$1,319,096	$537,016	$225,446	$122,034	$434,600

The Company has recorded a $350,000 liability associated with the unearned portion of the letter of credit fees for these guarantees as of June 30, 2009 compared to $453,000 at December 31, 2008.

The Company has exposure to loan losses from unfunded loan commitments and letters of credit.  As funds have not been disbursed on these commitments, they are not reported as loans outstanding.  Loan losses related to these commitments are not included in the allowance for loan losses reported in Note 7, “Allowance for Loan Losses” of this Form 10-Q and are accounted for as a separate loss contingency as a liability.  This loss contingency for the unfunded loan commitments and letters of credit was $22.6 million at June 30, 2009, an increase of $14.6 million since December 31, 2008.  Changes to this liability are adjusted through other non-interest expense and are disclosed in the table below as “Additions, net.”  The increase in the reserve for off balance sheet is further explained in Note 12, “Other Income and Expense” of these consolidated financial statements.

The table below summarizes the activity for this loss contingency:

	Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Beginning balance	$8,587	$3,663	$8,014	$1,107
Additions, net	14,038	714	14,611	3,270

Balance	$22,625	$4,377	$22,625	$4,377

5. LOAN SALES AND TRANSACTIONS

During the three and six month periods ended June 30, 2009 and 2008, the Company sold residential real estate and SBA loans.  In the first quarter of 2008, the Company also sold RALs.  A summary of the activity is discussed below.

Residential Real Estate Loans

In September 2008, the Company began originating residential real estate loans for sale from the Community Banking segment.  In the three and six month periods ending June 30, 2009, the Company sold $42.3 million and $86.6 million, respectively of residential real estate loans and recognized a gain on sale of $543,000 and $1.1 million, respectively.  Of the residential loans sold for the three and six month periods ending June 30, 2009, $5.5 million and $13.7 million, respectively of loans were sold with servicing retained and a servicing right was recorded.

On January 4, 2008, the Company re-characterized $68.2 million of adjustable rate residential real estate loans from the Community Banking segment to MBS held in the Company’s trading portfolio with a discounted par amount of $67.6 million.  The Company retained the servicing on the loans sold at a rate of 25 basis points and recognized a servicing right of $402,000.  Any resulting gain or loss for this transaction will be realized by the Company when the securities received in the re-characterization are sold.  During the second quarter of 2009, $30.6 million of these securities were sold and, a gain on sale of $1.4 million was recognized.

SBA Loans

The Company occasionally sells the guaranteed portion of selected SBA 7(a) loans into the secondary market, on a servicing retained basis.  During the second quarter of 2009, the Company sold $5.6 million of the guaranteed portion of selected SBA 7(a) loans for a premium.  For the six months ended June 30, 2009 and 2008, the Company sold $6.2 million, and $2.2 million of the guaranteed portion of selected SBA 7(a) loans, respectively.  The Company recorded nominal servicing rights and net gains on the sold loans during the three and six months ended June 30, 2009.  The Company recorded a net gain on SBA loans sales of $142,000 for the six months ended June 30, 2008.  As of January 1, 2009, the SBA lending activities are included in the Community Banking Segment.

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

6. RAL AND RT PROGRAMS

RAL and RT Programs

The Company sells two products related to the electronic filing of tax returns.  The products are designed to provide taxpayers with faster access to funds claimed by them as a refund on their tax returns.  This access may be in the form of a loan from the Company secured by the refund claim, a RAL, or in the form of a facilitated electronic transfer or check prepared by their tax preparer, a RT.  The RAL and RT Programs are highly seasonal.  Approximately 90% of the activity occurs in the first quarter of each year.  For additional financial information on the RAL and RT programs for the comparable periods see the discussion below and Note 7, “RAL and RT Programs” of the Consolidated Financial Statements of the 2008 10-K.

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

The RAL funds advanced by the Bank are generally repaid by the IRS within several weeks.  Therefore, the processing costs and provision for loan loss represent the major costs of these loans.  This cost structure is different than for other loans since usually the cost of funds is the major cost in making a loan.  Because of RALs short duration, the Bank cannot recover the processing costs through interest collected over the term of the loan.  PCBNA has structured the fees to have a fixed component to cover processing costs and a variable component to cover loan losses and the cost of funds.  The customer signs a promissory note which requires the Company to report fees received for RALs as interest income.

Net interest income for RALs for the three month periods ended June 30, 2009 and 2008 was $895,000 and $2.9 million, respectively.  Net interest income for RALs for the six month periods ended June 30, 2009 and 2008 was $141.0 million and $104.1 million, respectively.  As discussed above, approximately 90% of the activity occurs in the first quarter each year.

The following table represents RAL originations and net charge-offs:

	Six-Months Ended June 30,
	2009	2008
	(in thousands)
Originations:
RAL loans retained	$6,060,940	$4,572,061
RAL loans securitized	—	2,205,130

Total	$6,060,940	$6,777,191

Loan losses:
Charge-offs of retained RALs, net	$(80,587)	$(26,414)
Charge-offs of securitized RALs, net	—	(14,914)

Total	$(80,587)	$(41,328)

For the 2008 and 2009 RAL seasons, any outstanding RAL that is determined to be uncollectible at June 30th has been charged-off for the current RAL season.  Regardless of the balance of RALs at June 30th, all RALs are charged-off by December 31st of each year.  At June 30, 2009 and 2008, the outstanding RAL balance was $1.0 million.  As of the date of this Form 10-Q filing, a majority of the RALs outstanding at June 30, 2009 have been collected.  Management expects the remaining balance of RALs will be collected by the end of the third quarter of 2009.  There was no allowance for loan loss for RAL at June 30, 2009 and 2008.

Fees Earned on RALs and RTs

The following table summarizes RAL and RT fees:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
RAL Fees:
Total RAL Fees	$3,668	$3,611	$151,611	$108,762
% of Total Fees	29%	29%	69%	61%

RT Fees:
Total RT Fees	$9,086	$8,636	$67,551	$68,191
% of Total Fees	71%	71%	31%	39%

Total Fees	$12,754	$12,247	$219,162	$176,953

Total RAL fees increased by $42.8 million or 39.4% to $151.6 million for the six months ended June 30, 2009 compared to $108.8 million for the six months ended June 30, 2008.  This increase was due to the Bank not securitizing and selling RALs in 2009 which contributed approximately $64.1 million to the gain on RAL loans in 2008.  RAL volume decreased by 16% for the comparable six month periods in 2009 and 2008 which contributed to the decline in fees by approximately $26.7 million including those recognized as a component of the securitization.  Total RT fees decreased by $640,000 due to an increase in volume offset by a decrease in average fee collected of approximately one dollar.  Total RT transactions increased by 137,000 or 2.2% from 6.4 million for the six months ended June 30, 2009 compared to 6.3 million for the six months ended June 30, 2008.  Fees earned on RTs are recognized in non-interest income as a separate line item, “Refund transfer fees”.

RAL Allowance and Provision for loan losses

RAL provision for loan losses was ($1.6) million and ($6.4) million for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, RAL provision for loan losses was $80.6 million and $26.4 million, respectively.  The increased provision for loan losses on RALs for the comparable periods is due to the IRS remitting funds differently than in past years and holding-up more tax returns for review pending additional taxpayer information to be provided before processing.  Losses associated with RALs result from the IRS not remitting funds associated with a particular tax return.  This occurs for a number of reasons, including errors in the tax return and tax return fraud.  In addition, $14.9 million of loan losses was included in 2008 gain on sale of RALs as a reduction.

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

In 2008, the Bank sold $2.21 billion of RALs into a securitization facility through the SBBT RAL Funding Corp during the six month period ended June 30, 2008.  The net gain on sale of RALs was $44.6 million.  In the calculation of the net gain on sale of RALs, the RAL fees received on securitized loans are reduced by the direct costs of the securitization (fees paid to investor, commitment fees paid and other fees paid) and loan losses.  A summary of the components of the net gain on sale of RALs is in the table below:

Six-Months Ended June 30, 2008
(in thousands)
RAL fees received on securitized loans	$64,123
Fees paid to investor	(2,176)
Commitment fees paid	(2,320)
Other fees paid	(133)
Loan losses	(14,914)

Net gain on sale of RALs	$44,580

7. ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Balance, beginning of period	$144,307	$65,491	$140,908	$44,843
Loans charged-off:
RALs	(3,492)	(6,215)	(99,433)	(53,752)
Core Bank Loans	(78,485)	(29,060)	(154,560)	(33,851)

Total Loans charged-off	(81,977)	(35,275)	(253,993)	(87,603)

Recoveries on loans previously charged-off:
RALs	1,791	5,378	18,846	27,338
Core Bank Loans	1,430	527	4,066	3,149

Total recoveries on loans previously charged-off	3,221	5,905	22,912	30,487

Net charge-offs	(78,756)	(29,370)	(231,081)	(57,116)

Provision for loan losses:
RALs	(1,621)	(6,378)	80,587	26,414
Core Bank Loans	194,102	43,545	267,618	59,147

Total provision for loan losses	192,481	37,167	348,205	85,561

Balance, end of period	$258,032	$73,288	$258,032	$73,288

The allowance for loan losses was $258.0 million at June 30, 2009, an increase of $184.7 million when comparing the balance at June 30, 2008.  The increase to the allowance for loan losses was directionally consistent with the recent elevated credit losses experienced by the Company.  Further, in recognition of these recent credit losses and the continued deterioration of the general economic environment, the Company shortened the timeframe utilized for estimating historical loss rates in its calculations of the SFAS 5, Accounting for Contingencies (“SFAS 5”) component of the allowance (i.e., reserve for non-impaired loans calculated on a loan pool basis).  The shortened timeframe placed more weight on the recent history of increased losses during 2009, which resulted in a substantial increase in the allowance.  While all loans identified in accordance with SFAS 114, Accounting by Creditors for the Impairment of a Loan (“SFAS 114”) have been written down to net realizable value, this significant increase in the allowance for loan loss (“ALL”) indicates continued concern and loss within the Company’s remaining loans in each portfolio.  In addition, the 2009 RAL season experienced a higher loss rate of RALs.

8. GOODWILL

Goodwill is created when a company acquires a business. When a business is purchased, the purchased assets and liabilities are recorded at fair value and intangible assets are identified.  The fair value of most financial assets and liabilities are determined by estimating the discounted anticipated cash flows from the instrument using current market rates applicable to each asset and liability.  Excess of consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill.  This process is similar to that used when a Company purchases another company in accordance with SFAS 141, Business Combinations (“SFAS 141”).  SFAS 141 provides guidance for allocating the purchase price to assets and liabilities and identifying and qualifying intangible assets.

In the second quarter of 2009, Management concluded that the entire balance of goodwill at all reporting units was impaired and recorded a $128.7 million impairment charge.  This was due to the increasingly uncertain economic environment, significant continued decline in market capitalization, and continued elevated credit losses.  The analysis was performed in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”).

SFAS 142 consists of a two-part test to determine the fair value of goodwill.  In Step 1 the fair value of the reporting unit is determined and compared to its carrying value.  If the fair value of the reporting unit is less than its carrying value, the company must proceed with Step 2, which requires allocating the reporting unit’s fair value to its financial and intangible assets and liabilities.  The implied fair value of goodwill is the excess value after allocation to all financial and intangible assets and liabilities.

In order to determine the fair value of each reporting unit, the Company relied on an independent third party to assist with the valuation.  The fair value of each reporting unit was determined using a combination of valuation methodologies based on market multiples of guideline companies and discounted cash flow analysis for those reporting units where cash flow projections could be developed.  For those reporting units which had goodwill allocated to them at June 30, 2009, the book value or carrying value prior to the impairment of goodwill was:

(in thousands)
Commercial and Wealth Management Group:	$66,287
Community Banking:	$112,492
Morton Capital Management:	$8,767
R.E. Wacker & Associates:	$6,544

All of the Company’s reporting units failed Step 1 of the annual SFAS 142 impairment analysis in the second quarter of 2009.  This required the Company to proceed with the Step 2 analysis for each reporting unit.  As a result of the Step 1 and Step 2 analysis to determine the implied fair value of goodwill combined with Management’s assessment of goodwill, a determination was made to take an $128.7 million full impairment of goodwill.  The impairment of goodwill by reporting unit was:

(in thousands)
Commercial and Wealth Management Group:	$78,145
Community Banking:	40,371
Morton Capital Management:	5,589
R.E. Wacker & Associates:	4,605

Total	$128,710

The calculation of goodwill impairment requires significant estimates by Management for each reporting unit, such as which peer companies to use, the application of market multiples of publicly traded peer companies and, a determination of the appropriate control premium, if any, the forecasting of future income, a calculation of discounted cash flows and, other methodologies used to obtain the fair value of the underlying financial and intangible assets and liabilities.  While the guidance under SFAS 142 to calculate goodwill impairment is largely substantively driven,  Management also considered certain qualitative factors in concluding to fully impair the Company’s goodwill.  These factors included: i) current economic conditions in the Company’s markets, ii) the prolonged deterioration that has occurred throughout the banking and financial services industry and related valuations of such companies, including the Company’s, from a capital markets perspective, iii) the deteriorated condition of the Company as evidenced by continued current quarterly losses, and iv) requirements under the Bank’s MOU with the Office of the Comptroller of the Currency (“OCC”) for increased capital levels which, to date, the Bank has not been able to achieve.  The goodwill impairment testing is performed by Management with the assistance and input of a third party.

For additional information regarding Goodwill and Intangible Assets refer to the Critical Accounting Policies within the MD&A of the Company’s 2008 Form 10-K on page 65 and in Note 1, “Significant Accounting Polices” of the Consolidated Financial Statements of the 2008 10-K.

9. DEFERRED TAX ASSET AND TAX PROVISION

The Company is permitted to recognize deferred tax assets (“DTA”) only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management has considered all available evidence in determining whether a DTA valuation allowance is needed.  For the three year period between January 1, 2007 through December 31, 2009, the Company projects a cumulative pretax loss.  Due to rapidly deteriorating market and economic conditions and large loss of income in the second quarter of 2009, the Company has determined that there is not sufficient additional positive evidence to support the realization of its DTA beyond the amount of $55.2 million that can be realized from the carryback of the 2009 net operating loss to tax years 2008 and 2007.  Available negative evidence includes a 2008 pretax loss and high exposure to an uncertain economic climate.

Management will continue to assess the impact of Company performance and the economic climate on the realizability of its DTA on a quarterly basis.

For the six months ended June 30, 2009, the Company recorded $16.3 million of tax expense on a pretax loss of $349.2 million.  The Company’s effective tax rate was 4.7%, compared to 2008’s full year rate of 44.9%.  Excluding the impact of a goodwill impairment charge of $128.7 million, the effective tax rate for the six months ended June 30, 2009 would have been 7.4%.  The $16.3 million tax expense is primarily attributable to the creation of a DTA valuation allowance of $114 million against a DTA of the same amount and a tax receivable of $55.2 million for the anticipated refunds resulting from the carryback of the 2009 net operating loss to tax years 2008 and 2007.

10. LONG-TERM DEBT AND OTHER BORROWINGS

The following table is a summary of long-term debt and other borrowings:

	June 30, 2009	December 31, 2008
	(in thousands)
Other short-term borrowings:
Amounts due to the Federal Reserve Bank	$8,945	$2,920
Federal Home Loan Bank advances	—	230,000

Total short-term borrowings	8,945	232,920

Long-term debt:
Federal Home Loan Bank advances	980,553	1,306,965
Subordinated debt issued by the Bank	121,000	121,000
Subordinated debt issued by the Company	69,426	69,426

Total long-term debt	1,170,979	1,497,391

Total long-term debt and other short-term borrowings	1,179,924	1,730,311

Obligations under capital leases	15,249	9,929

Total long-term debt and other borrowings	$1,195,173	$1,740,240

Other Short-Term Borrowings

For the three months ended June 30, 2008, interest expense on short-term borrowings was $353,000 with a weighted average rate of 2.15%.  For the six months ended June 30, 2009 and 2008, interest expense on short-term borrowings was $163,000 and $1.4 million, respectively with a weighted average rate of 0.34% and 2.11%, respectively.

11. POSTRETIREMENT BENEFITS

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

The following table summarizes the expense recognized for postretirement benefits:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Service cost	$352	$294	$704	$588
Interest cost	358	299	716	598
Expected return on plan assets	(167)	(226)	(334)	(453)
Recognition of loss on plan assets	307	126	614	253
Prior service cost	(161)	(161)	(322)	(323)

Total	$689	$332	$1,378	$663

At the end of each year, the Company contracts a third party to estimate the amount of the Company’s required liability for postretirement benefits and to forecast the postretirement benefit expense for the following year.  As of June 30, 2009 and December 31, 2008, the Company has recorded a liability for postretirement benefits of $13.7 million and $13.8 million, respectively.

12. OTHER INCOME AND EXPENSE

Other Income

Within the line item of other income are losses from low-income housing partnerships which have generated tax credits in previous periods as disclosed on page 9 of these consolidated financial statements.  The losses from these partnerships were $892,000 and $2.6 million for the second quarter of 2009 and, 2008, respectively, and $1.8 million and $3.2 million for the six month periods ended June 30, 2009 and 2008, respectively.  As disclosed in Note 9, “Deferred Tax Asset and Tax Provision”, at June 30, 2009, the DTA has a valuation allowance for the current balance of the DTA, the Company can no longer generate tax credits associated with the low-income housing partnerships.  The Company evaluated these investments for impairment under EITF No. 94-1, “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects” and Accounting Pronouncement Bulletin 18, “The Equity Method of Accounting for Investments in Common Stock” using the fair value approach and Management concluded that there was no impairment at June 30, 2009.

Other Expense

The following table summarizes the significant items that are included in the other expense line item of the income statement:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Other Expense:
Reserve for off balance sheet commitments	$14,038	$714	$14,611	$3,270
Regulatory assessments	9,461	1,272	11,102	1,740
Consulting and professional services	5,773	1,922	9,328	4,511
Software expense	3,837	6,207	8,097	9,615
FHLB advance prepayment penalties	3,798	—	3,798	—
Legal, accounting, and audit	2,705	1,758	4,684	3,606
Loan origination and collection	2,610	750	4,444	3,038
Customer deposit service and support	2,159	2,060	4,832	3,880
Furniture, fixtures, and equipment, net	1,993	1,975	4,619	4,580
Telephone and data	1,488	1,312	3,603	3,549
Print forms and supplies	1,005	992	2,401	2,034
Borrowing fee	—	—	3,961	—
Developer performance fees	—	2,694	—	11,749
Other expense	3,702	3,594	10,464	8,554

Total	$52,569	$25,250	$85,944	$60,126

Other expenses have increased by $27.3 and $25.8 million when comparing the three and six month periods ended June 30, 2009 and 2008.  A majority of these increases are attributable to an increase in reserve for off balance sheet commitments and increased regulatory assessments for Federal Deposit Insurance Corporation (“FDIC”) insurance premiums.

The increase in reserve for off balance sheet commitments of $13.3 million and $11.3 million for the three and six month periods ended June 30, 2009 compared to June 30, 2008 are to cover inherent losses from binding loan commitments to the extent that they are expected to be funded.  Included in this reserve are off-balance sheet obligations such as letters of credit, with commercial loan customers and commitments for lines of credit and all types of loans.  The calculation of this reserve uses the same qualitative factors as employed in the on-balance sheet allowance for loan loss methodology.  This increase to the allowance for loan losses was directionally consistent with the recent elevated credit losses experienced by the Company.  Further, in recognition of these recent credit losses and the continued deterioration of the general economic environment, the Company shortened the timeframe utilized for estimating historical loss rates in its calculations of the SFAS 5 component of the allowance (i.e., reserve for non-impaired loans calculated on a loan pool basis).  The shortened timeframe placed more weight on the recent history of increased losses, which resulted in a substantial increase in the reserve.

The increase in regulatory assessments of $8.2 million and $9.4 million for the three and six month periods ended June 30, 2009 compared to June 30, 2008 are due to increased FDIC insurance premiums and, a one time special assessment of $3.5 million which was required to be accrued for by June 30, 2009.

The increased consulting and professional expenses in 2009 are primarily from consulting expenses associated with Board of Director and executive management strategic initiatives.  Software expense declined in 2009 due to additional depreciation expense in 2008.  FHLB prepayment penalties where incurred due to prepayment of FHLB advances.  FHLB advances were prepaid due to Management’s goal to meet the elevated capital ratios required by the OCC as disclosed in Note 16, “Regulatory Matters” of these consolidated financial statements.

13. COMMITMENTS AND CONTINGENCIES

Leasing of Premises

The Company leases the majority of its locations.  Substantially all of these leases contain multiple renewal options and provisions for increases to lease payments.  As of June 30, 2009, the minimum obligations under non-cancelable leases for the next five years and thereafter are shown in the table below.  These amounts are not adjusted for the contractual obligations of sub-tenants owed to the Company.  Sub-tenants’ lease obligations to the Company were approximately $3.7 million at June 30, 2009.  Approximately 73% of these payments are due to the Company over the next three years.

The following table summarizes the contractual lease obligations at June 30, 2009:

	June 30, 2009					December 31, 2008
	Less than one year	One to three years	Three to five years	More than five years	Total
	(in thousands)
Non-cancelable leases	$12,619	$23,169	$16,517	$38,184	$90,489	$89,983
Capital leases	729	1,554	1,782	39,602	43,667	25,621

Total	$13,348	$24,723	$18,299	$77,786	$134,156	$115,604

Legal

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

The plaintiff, the Company, the other defendant and the cross-defendants have entered into an agreement to settle the case.  Following a hearing on April 29, 2009, the Court approved the settlement and ordered that judgment be entered consistent with the settlement agreement.  The judgment is now final.  The judgment will not have a material effect on the Company’s financial position, results of operation or cash flow.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments that are recognized at fair value on a recurring and non-recurring basis:

Securities

AFS and trading securities are recorded at fair value on a recurring basis.  Where quoted prices are available in an active market for identical assets, securities are classified within level 1 of the valuation hierarchy.  The Company’s securities are quoted using observable market information for similar assets which requires the company to report and use level 2 pricing for all securities except the U.S. Treasury Obligations which are quoted using an active market for identical assets or level 1 pricing.  If observable market information is not available and there is limited activity or less transparency around inputs, securities would be classified within level 3 of the valuation hierarchy.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed upon sale price.  As such, the Company classifies loans held for sale as a non-recurring valuation within level 2 of the fair value hierarchy.  At June 30, 2009, the Company had loans held for sale with an aggregate carrying value of $20.7 million.  At December 31, 2008, the Company had loans held for sale with an aggregate carrying value of $11.1 million and an estimated fair value of $11.3 million.

Impaired Loans

Impaired loans under SFAS 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), consists of loans which are secured by collateral and unsecured loans. Under SFAS 157, collateralized loans are further segregated into impaired loans with current market valuations and other valuation techniques which are excluded by SFAS 157. The impaired loans in the tables below are loans which are collateralized and that have current market valuations.

The Company records certain loans at fair value on a non-recurring basis.  When a loan is considered impaired, an allowance for loan losses is established.  SFAS 157 applies to loans measured for impairment using the practical expedients method permitted by SFAS 114.  Impaired loans are measured at an observable market price, if available or at the fair value of the loans collateral, if the loan is collateral dependent.  The fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.  When the fair value of the loan’s collateral is based on an observable market price or current appraised value, given the current real estate markets, the appraisals may contain a wide range of values and depend on unobservable significant valuation inputs, and accordingly, the Company classifies the impaired loans as a non-recurring level 3 of the valuation hierarchy.  When the Company measures impairment using anything but an observable market price or a current appraised value, the fair value measurement is not in the scope of SFAS 157 and is not included in the tables below.

Other Intangible Assets

The Company recorded intangible assets for identified core deposit intangibles, customer relationship intangibles and other intangibles that were acquired with the acquisitions of Pacific Crest Capital, Inc. (“PCCI”), FBSLO, MCM and REWA.  The value and estimated run-off of the intangibles are determined at the time of purchase based on a valuation prepared by a third party.  Monthly amortization of intangibles are accounted for based on a forecasted run-off of the customer deposit and relationship intangible using a discounted cash flow approach which is prepared at the time the intangibles are identified at the date of purchase.  These assets are analyzed quarterly to compare the amortization to the actual deposit and customer relationship run-off.  If the actual run-off is more than the scheduled amortization a write-down of the intangible asset is accounted for.  As such, the Company records these assets at fair value and the adjustments are classified as non-recurring level 3 in the valuation hierarchy.

Servicing Rights

Servicing rights are carried at the lower of aggregate cost or estimated fair value.  Servicing rights are subject to quarterly impairment testing.  When the fair value of the servicing rights is lower than their carrying value, impairment is recorded by reducing the right to the current fair value.  The Company uses independent third parties to value the servicing rights.  The valuation model takes into consideration discounted cash flows using current interest rates, and prepayment speeds for each type of the underlying asset being serviced.  The Company classifies these servicing rights as non-recurring level 3 in the valuation hierarchy.  For the three month periods ended June 30, 2009 and 2008, the Company reduced the carrying value of the servicing rights by $255,000 and $124,000, respectfully due to amortization.  For the six month period ended June 30, 2009 and 2008, the Company reduced the carrying value of the servicing rights by $445,000 and $294,000 respectfully due to amortization.  For the three months ended June 30, 2009 and 2008, the Company reduced the carrying value of the servicing rights by $202,000 and $467,000, respectively, due to changes in the fair value.

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008 are summarized in the following tables:

	As of June 30, 2009	Recurring Fair Value Measurements at Reporting
		Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Assets:
Trading Securities:
Mortgage-backed securities	$78,135	$—	$78,135	$—

Total trading securities	78,135	—	78,135	—

Available-for-Sale:
U.S. Treasury obligations	36,705	36,705	—	—
U.S. Agency obligations	401,969	—	401,969	—
Collateralized mortgage obligations	16,483	—	16,483	—
Mortgage-backed securities	191,002	—	191,002	—
Asset-backed securities	832	—	832	—
State and municipal securities	309,318	—	309,318	—

Total available for sale securities	956,309	36,705	919,604	—

Fair value swap asset	11,599	—	11,599	—

Total assets at fair value	$1,046,043	$36,705	$1,009,338	$—

Liabilities:
Fair value swap liability	$12,864	$—	$12,864	$—

Total liabilities at fair value	$12,864	$—	$12,864	$—

	As of December 31, 2008	Recurring Fair Value Measurements at Reporting
		Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Assets:
Trading Securities:
Mortgage-backed securities	$213,939	$—	$213,939	$—

Total	213,939	—	213,939	—

Available-for-Sale:
U.S. Treasury obligations	37,475	37,475	—	—
U.S. Agency obligations	600,130	—	600,130	—
Collateralized mortgage obligations	17,092	—	17,092	—
Mortgage-backed securities	212,256	—	212,256	—
Asset-backed securities	1,034	—	1,034	—
State and municipal securities	310,756	—	310,756	—

Total	1,178,743	37,475	1,141,268	—

Fair value swap asset	17,908	—	17,908	—
Fair value of futures contracts	279	279	—	—

Total assets at fair value	$1,410,869	$37,754	$1,373,115	$—

Liabilities:
Fair value swap liability	$19,693	$—	$19,693	$—

Total liabilities at fair value	$19,693	$—	$19,693	$—

The Company may be required to measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.  These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2009 and December 31, 2008 are summarized in the table below:

	Non-recurring Fair Value Measurements at Reporting
	As of June 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Impaired loans	$95,516	$—	$95,516	$—
Intangible assets	5,278	—	—	5,278
Servicing rights	3,283	—	—	3,283
Impaired off balance sheet commitments	723	—	723	—

Total assets at fair value	$104,800	$—	$96,239	$8,561

	Non-recurring Fair Value Measurements at Reporting
	As of December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Impaired loans	$41,091	$—	$41,091	—
Intangible assets	5,940	—	—	5,940
Servicing rights	3,722	—	—	3,722
Impaired off balance sheet commitments	2,489	—	2,489	—

Total assets at fair value	$53,242	$—	$43,580	$9,662

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2009 or December 31, 2008.  In addition, there were no transfers in or out of the Company’s level 3 financial assets and liabilities for the six month periods ended June 30, 2009.

In accordance with FSP 107-1, the financial instruments in the following table represent financial assets and liabilities which are not carried at fair value on the Company’s balance sheet and/or otherwise disclosed in the recurring and non-recurring fair value measurements in this note.

The financial instruments disclosed in this note include such items as securities, loans, deposits, debt, derivatives, and other instruments.  Disclosure of fair values is not required for certain items such as obligations for pension and other postretirement benefits, premises and equipment, other real estate owned, goodwill, prepaid expenses, core deposit intangibles and other customer relationships, other intangible assets and income tax assets and liabilities.  Accordingly, the aggregate fair value of amounts presented in this note does not purport to represent, and should not be considered representative of, the underlying “market” or franchise value of the Company.  Further, due to a variety of alternative valuation techniques and approaches permitted by the fair value measurement accounting standards as well as significant assumptions that are required to be made in the process of valuation and could and do differ between various market participants, a direct comparison of the Company’s fair value information with that of other financial institutions may not be appropriate.  For purposes of this analysis, fair value is defined as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Cash and due from banks	$53,813	$53,813	$80,135	$80,135
Interest-bearing demand deposits in other financial institutions	343,644	343,644	1,859,144	1,859,144
Loans held for investment, net	5,389,766	4,982,328	5,623,948	5,244,422
Liabilities:
Deposits	5,246,807	5,267,317	6,589,976	6,632,760
Long-term debt and other borrowings	1,195,173	1,180,578	1,740,240	1,861,740
Repurchase agreements and Federal funds purchased	333,884	333,884	342,157	351,804

The following methods and assumptions were used to estimate the fair value of each class of financial instruments determined practicable to estimate the fair value:

Cash and Due from Banks

The carrying values of cash and interest-bearing demand deposits in other financial institutions are the fair value.

Net Loans Held for Investment, net

The current pricing of the held for investment loans reflects a significant discount to their carrying value.  The loans held for investment were adversely affected by a significant reduction in or lack of liquidity as well as unprecedented disruptions in the financial markets.  As a result, the fair values for these loans as disclosed is substantially less than what the Company believes is indicated by their performance and Management’s view of the expected cash flows.

Deposits

The fair value of demand deposits, money market accounts, and savings accounts is the amount payable on demand as of December 31 of each year.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the interest and principal payments using the rates currently offered for deposits of similar remaining maturities.

Long-term Debt and Other Borrowings

For FHLB advances, the fair value is estimated using rates currently quoted by the FHLB for advances of similar remaining maturities.  For subordinated debt and trust preferred stock issued, the fair value is estimated by discounting the interest and principal payments using current market rates for comparable securities.  For treasury tax and loan obligations, the carrying amount is a reasonable estimate of fair value.

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

15. SEGMENTS

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

The following tables present information for each specific operating segment regarding assets, profit or loss, and specific items of revenue and expense that is included in that measure of segment profit or loss as reviewed by the CEO.  Included in the table is an “All Other” segment which includes the administrative support units, the Holding Company and balancing of the funding uses and sources activity that is not allocated to the four operating segments.

	Three-Months Ended June 30, 2009
	Operating Segments			All Other	Total
	Community Banking	Commercial and Wealth Management Group	RAL and RT Programs
	(in thousands)
Interest income	$27,149	$50,795	$4,233	$13,912	$96,089
Interest expense	13,588	5,953	3,338	19,772	42,651

Net interest income/ (loss)	13,561	44,842	895	(5,860)	53,438

Provision for loan losses	36,891	157,211	(1,621)	—	192,481
Non-interest income	5,966	6,930	9,559	(1,513)	20,942
Non-interest expense	52,389	101,617	5,783	56,547	216,336

Direct (loss)/ income before tax	(69,753)	(207,056)	6,292	(63,920)	(334,437)

Indirect (charge)/ credit for funds	(3,666)	(46,977)	(4,876)	55,519	—

Net (loss)/ income before tax	$(73,419)	$(254,033)	$1,416	$(8,401)	$(334,437)

Total assets	$2,793,016	$3,770,518	$553,335	$196,903	$7,313,772

	Three-Months Ended June 30, 2008
	Operating Segments			All Other	Total
	Community Banking	Commercial and Wealth Management Group	RAL and RT Programs
	(in thousands)
Interest income	$32,897	$52,649	$3,611	$14,218	$103,375
Interest expense	11,337	4,855	685	22,130	39,007

Net interest income	21,560	47,794	2,926	(7,912)	64,368

Provision for loan losses	8,961	34,584	(6,378)	—	37,167
Non-interest income	7,566	8,012	9,061	(2,438)	22,201
Non-interest expense	12,967	9,880	8,403	33,434	64,684

Direct income/ (loss) before tax	7,198	11,342	9,962	(43,784)	(15,282)

Indirect credit/ (charge) for funds	1,921	(40,318)	1,183	37,214	—

Net income/ (loss) before tax	$9,119	$(28,976)	$11,145	$(6,570)	$(15,282)

Total assets	$2,980,804	$4,025,023	$258,216	$221,280	$7,485,323

	Six-Months Ended June 30, 2009
	Operating Segments			All Other	Total
	Community Banking	Commercial and Wealth Management Group	RAL and RT Programs
	(in thousands)
Interest income	$54,481	$101,969	$153,407	$27,619	$337,476
Interest expense	28,043	12,691	12,401	42,790	95,925

Net interest income/ (loss)	26,438	89,278	141,006	(15,171)	241,551

Provision for loan losses	42,961	224,657	80,587	—	348,205
Non-interest income	11,602	14,436	70,054	941	97,033
Non-interest expense	64,262	113,999	69,185	92,150	339,596

Direct (loss)/ income before tax	(69,183)	(234,942)	61,288	(106,380)	(349,217)

Indirect credit/ (charge) for funds	3,133	(87,853)	(8,471)	93,191	—

Net (loss)/ income before tax	$(66,050)	$(322,795)	$52,817	$(13,189)	$(349,217)

Total assets	$2,793,016	$3,770,518	$553,335	$196,903	$7,313,772

	Six-Months Ended June 30, 2008
	Operating Segments			All Other	Total
	Community Banking	Commercial and Wealth Management Group	RAL and RT Programs
	(in thousands)
Interest income	$66,510	$107,977	$110,465	$29,442	$314,394
Interest expense	25,939	11,398	6,334	45,169	88,840

Net interest income/ (loss)	40,571	96,579	104,131	(15,727)	225,554

Provision for loan losses	16,380	42,767	26,414	—	85,561
Non-interest income	13,637	16,438	115,814	1,628	147,517
Non-interest expense	24,837	18,343	75,589	67,772	186,541

Direct income/ (loss) before tax	12,991	51,907	117,942	(81,871)	100,969

Indirect credit/ (charge) for funds	2,555	(74,048)	(1,004)	72,497	—

Net income (loss) before tax	$15,546	$(22,141)	$116,938	$(9,374)	$100,969

Total assets	$2,980,804	$4,025,023	$258,216	$221,280	$7,485,323

As referenced in Note 1, “Summary of Significant Accounting Policies,” certain amounts in the table above have been reclassified from 2008 to 2009 for comparability.

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

At June 30, 2009, the Company impaired all of the goodwill for each reporting unit.  The impairment of goodwill by reporting unit is as follows:

(in thousands)
Commercial and Wealth Management Group:	$78,145
Community Banking:	40,371
Morton Capital Management:	5,589
R.E. Wacker & Associates:	4,605

Total	$128,710

The impairment of goodwill is reported in non-interest expense in the tables above.  The estimates utilized and the accounting guidance which led to the impairment of Goodwill is disclosed in Note 8, “Goodwill” of these consolidated financial statements.

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

16. REGULATORY MATTERS

PCB and PCBNA each entered into a memorandum of understanding with its respective principal banking regulator during the second quarter of 2009.  A memorandum of understanding is characterized by regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.

PCBNA entered into a memorandum of understanding with the OCC on April 16, 2009 (the “OCC Memorandum”).  Under the OCC Memorandum, PCBNA agreed to develop and implement an updated three-year strategic plan with goals and plans to maintain adequate capital and ensure sustained earnings, and enhanced written programs designed to (i) manage the risk in its commercial real estate and residential real estate loan portfolios, (ii) reduce its classified assets, (iii) strengthen its collection efforts relating to delinquent residential real estate loans, (iv) ensure that it recognizes loss relating to delinquent residential real estate loans in a timely manner, and (v) ensure that the risk associated with its commercial loan portfolio is properly reflected and accounted for in its books and records.  PCBNA agreed to provide notice and obtain the non-objection of the OCC prior to declaring dividends to PCB and prior to making certain changes to its directors or senior executive officers.  In addition, PCBNA agreed to maintain a minimum Tier 1 leverage ratio of 8.5% as of June 30, 2009 and 9.0% as of September 30, 2009, and a minimum total risk based capital ratio of 11.0% as of June 30, 2009 and 12.0% as of September 30, 2009.  The Board of Directors of PCBNA has established a compliance committee comprised entirely of non-management directors and has retained a consulting firm to assist with PCBNA’s compliance with the provisions of the OCC Memorandum.

At June 30, 2009, PCBNA had a Tier 1 leverage ratio of 5.7% and total risk based capital ratio of 11.2%.  While both of these ratios exceed the minimum ratios required to be classified as “well capitalized” under regulatory guidelines, the Tier 1 leverage ratio was not sufficient to meet the higher level that PCBNA agreed to maintain under its agreement with the OCC.  As a result, PCBNA may be subject to further supervisory action, which could have a material adverse effect on its results of operations, financial condition and business.

PCB entered into a memorandum of understanding with the FRB on May 18, 2009 (the “FRB Memorandum”).  Under the FRB Memorandum, PCB agreed to develop and implement written plans designed to strengthen board oversight of the management and operations of PCBNA, maintain sufficient capital at PCB and PCBNA and service PCB’s obligations without incurring additional debt.  PCB also agreed to provide notice and obtain the prior approval of the FRB prior to (i) receiving dividends from PCBNA, (ii) declaring or paying any dividends to its shareholders, (iii) incurring, renewing, increasing or guaranteeing any debt or purchasing, redeeming or otherwise acquiring any of its capital stock, (iv) making any payments on its trust preferred securities, and (v) making certain changes to its directors or senior executive officers.

If the Company’s current rate of operating losses continue the Company’s existing capital resources will not satisfy its capital requirements for the foreseeable future and will not be sufficient to offset any additional problem assets.  Further, should the Company’s asset quality erode and require significant additional provision for credit losses, resulting in additional net operating losses, the Company’s capital levels will decline and it will need to raise capital to maintain its well-capitalized status and satisfy its agreements with the regulators.  The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the Company’s control, and on the Company’s financial performance.  Accordingly, the Company cannot be certain of its ability to raise additional capital if needed or on acceptable terms.  If the Company cannot raise additional capital when needed, its results of operations and financial condition could be materially and adversely affected.  In addition, if the Company were to raise additional capital through the issuance of additional shares, its stock price could be adversely affected, depending on the terms of any shares it were to issue.

PCB and PCBNA are committed to addressing and resolving the issues raised by their principal banking regulators, and the Board of Directors and management of each have initiated corrective actions to comply with the provisions of the respective memoranda.

17. SUBSEQUENT EVENT

On July 31, 2009, Moody’s Investor Services downgraded the ratings of the Company from Baa1 to Caa1, the long term deposits of the Bank from Baa3 to B1, the financial strength of the Bank from D+ to E+, and the short-term debt of the Bank from Prime-3 to Not Prime, and the long-term debt of the Bank remains on review for possible downgrade. On July 31, 2009, Dominion Bond Rating Service (“DBRS”) downgraded the ratings of the Company from BB (high) to B, the senior debt of the Company from BB (high) to B, and the deposits and senior debt of the Bank from BBB to BB, and all ratings remain Under Review with Negative Implications. These lower ratings, and any further ratings downgrades, could make it more difficult for the Company to access the capital markets going forward, as the cost to borrow or raise debt or equity capital could become more expensive. Although the cost of PCBNA’s primary funding sources (deposits and FHLB borrowings) is not influenced directly by PCB and PCBNA credit ratings, no assurance can be given that PCBNA’s credit rating will not have any impact on our access to deposits and FHLB borrowings. Long-term debt ratings also factor into the calculation of deposit insurance premiums, and a reduction in PCBNA’s ratings would increase premiums and expense.

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

OVERVIEW AND HIGHLIGHTS

Net loss for the second quarter of 2009 was $362.6 million or ($7.77) per share to common stockholders, compared with net loss of $5.9 million, or ($0.13) per share to common stockholders, reported for the second quarter of 2008.  Net loss for the six month period ended June 30, 2009 was $370.5 million or ($7.94) per share to common stockholders, compared with net income of $66.6 million or $1.43 per diluted share for the six month period ended June 30, 2008.

The significant factors impacting the Company’s net loss for the three and six month periods ending June 30, 2009 compared to the same periods in 2008 were:

■

The decrease in total assets of $2.26 billion since December 31, 2008, is mostly attributed to the 2009 RAL season. For the 2009 RAL season, the Company funded all RALs on balance sheet as it was not able to set-up a securitization facility due to the current economic conditions which caused the credit markets to tighten. The 2009 RAL season was mostly pre-funded using brokered CDs in the fourth quarter of 2008 which also increased cash at December 31, 2008. The profitability of the 2009 RAL season decreased compared to 2008 due to the additional interest expenses from the funding on balance sheet and higher loan loss rate in 2009.

■

provision for loan losses of $192.5 million for the second quarter of 2009 which reflects a provision for loan losses for the Core Bank of $194.1 million for the quarter and $267.6 million for the six month period and provision for loan losses for RALs of $80.6 million for the six month period ended June 30, 2009,

■	goodwill impairment charge of $128.7 million for the second quarter of 2009,

■	tax provision of $25.6 million for the second quarter, $16.3 million year to date due to the set-up of a DTA valuation allowance and,

■

a decrease in net interest income of $10.9 million for the comparable quarters due to a sharp decline in interest rates since March 18, 2008 when Federal Open Market Committee of the Federal Reserve System (“FOMC”) decreased interest rates from 2.25% to the current interest rate of 0.00% - 0.25% since December 18, 2008 resulting in an immediate decrease in interest income.

The impact to the Company from these items will be discussed in more detail throughout the analysis sections of this report as they pertain to the Company’s overall comparative performance for the periods ended June 30, 2009 compared to the periods ended June 30, 2008.

BUSINESS

PCB is a bank holding company.  All references to the Company apply to PCB and its subsidiaries on a consolidated basis.  The Company’s organizational structure and description of services are discussed in Item 1, “Business” and in Note 1, “Summary of Significant Accounting Policies” of the 2008 10-K and should be read in conjunction with this 10-Q.  Terms and acronyms used throughout this document are defined in the glossary on pages 69 through 71.  Throughout the MD&A of this 10-Q, there is discussion of the Company’s financial information with and without the RAL and RT programs.  When the discussion refers to the “Core Bank”, this means all of the financial activity of the consolidated financial statements excluding the RAL and RT programs.

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

The Company’s businesses as viewed by Management are organized by product line and result in three operating segments.  The operating segments are: Community Banking, Commercial & Wealth Management Group (“CWMG”) and RAL and RT Programs.  The administrative functions and the Holding Company operations of the Company are not considered part of operating activities of the Company and for financial reporting purposes the unallocated activity is reported in the “All Other” segment.  A description of the segments, financial results and allocation methodology is discussed in the Company’s Consolidated Financial Statements within the 2008 10-K, Note 24, “Segments” and the current financial results for each segment are presented in this 10-Q, Note 15, “Segments” in the Consolidated Financial Statements.  The significant changes within the financial statements that relate to each segment are incorporated in the MD&A below.

RECENT DEVELOPMENTS

The following information provides an overview of significant events that occurred in the second quarter of 2009 and significant subsequent events.

Regulatory Matters

PCB and PCBNA each entered into a memorandum of understanding with its respective principal banking regulator during the second quarter of 2009.  A memorandum of understanding is characterized by regulatory authorities as an informal action that is not published or publicly available and that is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or order.

PCBNA entered into a memorandum of understanding with the OCC on April 16, 2009 (the “OCC Memorandum”).  Under the OCC Memorandum, PCBNA agreed to develop and implement an updated three-year strategic plan with goals and plans to maintain adequate capital and ensure sustained earnings, and enhanced written programs designed to (i) manage the risk in its commercial real estate and residential real estate loan portfolios, (ii) reduce its classified assets, (iii) strengthen its collection efforts relating to delinquent residential real estate loans, (iv) ensure that it recognizes loss relating to delinquent residential real estate loans in a timely manner, and (v) ensure that the risk associated with its commercial loan portfolio is properly reflected and accounted for in its books and records.  PCBNA agreed to provide notice and obtain the non-objection of the OCC prior to declaring dividends to PCB and prior to making certain changes to its directors or senior executive officers.  In addition, PCBNA agreed to maintain a minimum Tier 1 leverage ratio of 8.5% as of June 30, 2009 and 9.0% as of September 30, 2009, and a minimum total risk based capital ratio of 11.0% as of

June 30, 2009 and 12.0% as of September 30, 2009.  The Board of Directors of PCBNA has established a compliance committee comprised entirely of non-management directors and has retained a consulting firm to ensure PCBNA’s compliance with the provisions of the OCC Memorandum.

At June 30, 2009, PCBNA had a Tier 1 leverage ratio of 5.7% and total risk based capital ratio of 11.2%.  While both of these ratios exceed the minimum ratios required to be classified as “well capitalized” under regulatory guidelines, the Tier 1 leverage ratio was not sufficient to meet the higher level that PCBNA is obligated to maintain under its agreement with the OCC.  As a result, PCBNA may be subject to further supervisory action, which could have a material adverse effect on its results of operations, financial condition and business.

PCB entered into a memorandum of understanding with the FRB on May 18, 2009 (the “FRB Memorandum”).  Under the FRB Memorandum, PCB agreed to develop and implement written plans designed to strengthen board oversight of the management and operations of PCBNA, maintain sufficient capital at PCB and PCBNA and service PCB’s obligations without incurring additional debt. PCB also agreed to provide notice and obtain the prior approval of the FRB prior to (i) receiving dividends from PCBNA, (ii) declaring or paying any dividends to its shareholders, (iii) incurring, renewing, increasing or guaranteeing any debt or purchasing, redeeming or otherwise acquiring any of its capital stock, (iv) making any payments on its trust preferred securities, and (v) making certain changes to its directors or senior executive officers.

PCB and PCBNA are committed to addressing and resolving the issues raised by their principal banking regulators, and the Board of Directors and management of each have initiated corrective actions to comply with the provisions of the respective memoranda.

Three-Year Strategic and Capital Plan

As discussed in the Company’s Annual Report on Form 10-K, Management has developed a very robust and dynamic three-year strategic and capital plan in conjunction with its discussions with the OCC. Key components of this plan include the following:

■

A process to identify and evaluate a broad range of strategic alternatives to further strengthen the Company’s capital base and enhance shareholder value.  As part of this process, the Company has retained Sandler O’Neill + Partners, L.P. to serve as financial advisor

■	Building and maintaining a strong capital base

■

Improving asset quality through a combination of efforts to reduce the current concentration of classified assets, prudently managing credit risk exposures in the existing loan portfolio, and tightening underwriting standards

■

A comprehensive review of the Bank’s entire loan portfolio to identify loans that are good candidates for sale. The Bank has set a goal of selling approximately $150 million of real estate secured loans by the end of 2009.  At the date of this Form 10-Q filing, no loans have been specifically identified for sale

■	Substantial curtailment of the Bank’s commercial real estate lending business pending reduction in the Bank’s risk profile and significant improvement in market conditions

■	Severely limited asset growth, as the Company focuses on improving asset quality and implementing necessary efficiency and risk management initiatives in the Core Bank

■	Maintaining prudent levels of liquidity

■	Improving earnings, especially of the Core Bank

■	Strengthening Management and Board of Directors oversight

■	Full compliance with applicable laws and regulations, including, to the maximum possible extent, regulatory capital requirements and the requirements of regulatory enforcement actions

■	Initiatives to improve the operating efficiency ratio through automation of key systems, process integration, and elimination of redundancies

■

An enterprise-wide expense reduction initiative designed to eliminate an additional $45 million to $55 million in annual costs by 2012.  The initiative will focus on enhancing efficiencies in all business units and reducing expenses in areas such as information technology and corporate real estate.

Impairment of Goodwill and Valuation Allowance for Deferred Tax Asset

On June 30, 2009, Management impaired goodwill of $128.7 million and, provided for a deferred tax asset valuation allowance of $114.0 million against a deferred tax asset of the same amount.  Additional information regarding these items are in Note 8, “Goodwill” and Note 9, “Deferred Tax Asset and Tax Provision” of the consolidated financial statements of this Form 10-Q.

Deferral of Interest on Trust Preferred Securities

In the second quarter of 2009, the Company elected to defer regularly scheduled interest payments on its outstanding $69.4 million of junior subordinated notes relating to its trust preferred securities. As a result, it is likely that the Company will not be able to raise money through the offering of debt securities until it becomes current on those obligations.  This may also adversely affect the Company’s ability to obtain debt financing on commercially reasonable terms, or at all. As a result, the Company will likely have greater difficulty in obtaining financing and, thus, will have fewer sources to enhance its capital and liquidity position.  In addition, if the Company defers interest payments on the junior subordinated notes for more than 20 consecutive quarters, the Company would be in default under the governing agreements for such notes in and the amount due under such agreements would be immediately due and payable.

Rating Agency Downgrades

On July 31, 2009, Moody’s Investor Services downgraded the ratings of the Company from Baa1 to Caa1, the long term deposits of the Bank from Baa3 to B1, the financial strength of the Bank from D+ to E+, and the short-term debt of the Bank from Prime-3 to Not Prime, and the long-term debt of the Bank remains on review for possible downgrade.  On July 31, 2009, DBRS downgraded the ratings of the Company from BB (high) to B, the senior debt of the Company from BB (high) to B, and the deposits and senior debt of the Bank from BBB to BB, and all ratings remain Under Review with Negative Implications.  These lower ratings, and any further ratings downgrades, could make it more difficult for us to access the capital markets going forward, as the cost to borrow or raise debt or equity capital could become more expensive.  Although the cost of PCBNA’s primary funding sources (deposits and FHLB borrowings) is not influenced directly by PCB and PCBNA’s credit ratings, no assurance can be given that PCB and PCBNA’s credit rating will not have any impact on PCBNA’S access to deposits and FHLB borrowings. Long-term debt ratings also factor into the calculation of deposit insurance premiums, and a reduction in the Bank’s ratings would increase premiums and expense.

SIGNIFICANT ACCOUNTING POLICIES

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

RESULTS OF OPERATIONS

INTEREST INCOME

The following table presents a summary of interest income for the three month periods ended June 30, 2009 and 2008:

	Three-Months Ended June 30,
			Change
	2009	2008	$	%
	(in thousands)
Interest income:
Loans	$81,614	$89,163	$(7,549)	(8.5%	)
Investment securities, trading	2,049	803	1,246	155.2%
Investment securities, available-for-sale	11,861	13,259	(1,398)	(10.5%	)
Other	565	150	415	276.7%

Total	$96,089	$103,375	$(7,286)	(7.0%	)

Interest income for the second quarter of 2009 decreased by $7.3 million, or 7.0% compared to the second quarter of 2008 primarily due to a decline in interest income from loans of $7.5 million, or 8.5%.  Interest income on loans declined primarily due interest rate declines resulting from the FOMC lowering short-term interest rates for the comparable periods.  Interest income is immediately impacted when short-term interest rates decrease as adjustable rate loans and securities are required to immediately adjust the interest rate received.  A majority of the commercial and consumer loans have adjustable interest rates.  Commercial and consumer loans decreased by $5.2 million and, $1.6 million, respectively when comparing the three month periods ended June 30, 2009 to June 30, 2008.  Commercial loans are primarily from the CWMG segment while consumer loans are mostly from the Community Banking segment.

The following table presents a summary of interest income for the six month periods ended June 30, 2009 and 2008:

	Six-Months Ended June 30,
			Change
	2009	2008	$	%
	(in thousands)
Interest income:
Loans	$308,063	$283,252	$24,811	8.8%
Investment securities, trading	4,687	1,636	3,051	186.5%
Investment securities, available-for-sale	22,929	27,345	(4,416)	(16.1%)
Other	1,797	2,161	(364)	(16.8%)

Total	$337,476	$314,394	$23,082	7.3%

Interest income for the six month period ended June 30, 2009 was $337.5 million, an increase of $23.1 million, or 7.3% compared to the same six month period in 2008.  This increase is mostly attributable to interest income from RALs.  The RAL portfolio was the primary driver of the increase in the loan interest income due to the bank not securitizing and selling RALs in 2009 which it had in prior RAL seasons.  When RALs are securitized, they are removed from the Company’s balance sheet and sold to third parties.  The fees associated with the RALs sold into the securitization are then included in the gain on sale calculation which is reported in non-interest income.  For the six month period ended June 30, 2009 and 2008, fees which are reported in interest income for RALs was $151.6 million and $108.8 million, respectively.  In 2008, the fees on sold RALs were $64.1 million.

Excluding the interest income from RALs, Core Bank interest income from loans was $156.5 million compared to $174.5 million for the six months ended June 30, 2009 and 2008, respectively.  Core Bank interest income from loans decreased by $18.0 million or 10.3%.  The decline of Core Bank interest income is the result of the FOMC lowering short-term interest rates for the comparable periods and the increase of charged-off and nonperforming loans is also impacting the decrease in interest income.  Commercial and Core Bank consumer loans decreased by $13.0 million and, $4.4 million, respectively when comparing the six month periods ended June 30, 2009 to June 30, 2008.

Interest income from AFS securities decreased by $4.4 million or 16.1%.  This decrease is attributed to the decrease in AFS securities balance due to called and matured securities as well as a decrease in interest rates paid on adjustable interest rate securities.

INTEREST EXPENSE

The following table presents a summary of interest expense for the three month periods ended June 30, 2009 and 2008:

	Three-Months Ended June 30,
			Change
	2009	2008	$	%
	(in thousands)
Interest expense:
Deposits	$24,149	$18,388	$5,761	31.3%
Securities sold under agreements to repurchase and Federal funds purchased	2,703	2,802	(99)	(3.5%)
Long-term debt and other borrowings	15,799	17,817	(2,018)	(11.3%)

Total	$42,651	$39,007	$3,644	9.3%

Interest expense increased by $3.6 million, or 9.3% when comparing the three month periods ended June 30, 2009 to June 30, 2008.  This increase was mostly due to an increase in interest expense paid on deposits offset by a decrease in interest expense paid on long-term debt.  A summary of interest expense by deposit type is below:

	Three-Months Ended June 30,
	2009	2008
	(in thousands)
NOW accounts	$1,897	$2,293
Money market deposit accounts	1,443	2,782
Other savings deposits	789	312
Time certificates of $100,000 or more	10,727	8,565
Other time deposits	9,293	4,436

Total	$24,149	$18,388

A majority of the increase in interest expense is attributable to the interest expense on time deposits which was $20.0 million for the three month period ended June 30, 2009 compared to $13.0 million for the three month period ended June 30, 2008.  The increase in interest expense for time deposits is attributable to the increase in average balance of $1.14 billion when comparing the three month average balance of June 30, 2009 to June 30, 2008.  The increase of average balance is mostly from customer time deposits of approximately $976 million.  This increase was the result of the deposit campaigns which offered time deposits at higher interest rates during the fourth quarter of 2008.  The increase in interest expense on time deposits was offset by a decrease in interest expense paid on NOW and money market deposits. In addition, interest expense paid for long-term debt and other borrowings decreased by $2.0 million.  This decrease is mostly from a decrease in FHLB borrowings which decreased by $333.4 million during the second quarter of 2009 and reduced interest expense by $1.6 million for the comparable three month periods ended June 30, 2009 to June 30, 2008.

The following table presents a summary of interest expense for the six month periods ended June 30, 2009 and 2008:

	Six-Months Ended June 30,
			Change
	2009	2008	$	%
	(in thousands)
Interest expense:
Deposits	$56,607	$46,811	$9,796	20.9%
Securities sold under agreements to repurchase and Federal funds purchased	5,863	6,415	(552)	(8.6%)
Long-term debt and other borrowings	33,455	35,614	(2,159)	(6.1%)

Total	$95,925	$88,840	$7,085	8.0%

Interest expense for the six month period ending June 30, 2009 increased by $7.1 million, or 8.0% to $95.9 million for the comparable period mostly resulting from the additional expense for the funding of the 2009 RAL season with brokered certificates of deposit (“brokered CDs”) offset by a reduction in interest expense due to the FOMC decreasing the federal funds rate.  A summary of deposit expense by deposit type is below:

	Six-Months Ended June 30,
	2009	2008
	(in thousands)
NOW accounts	$4,273	$6,067
Money market deposit accounts	3,433	7,508
Other savings deposits	1,673	849
Time certificates of $100,000 or more	23,071	22,428
Other time deposits	24,157	9,959

Total	$56,607	$46,811

Interest expense paid on deposits was $56.6 million compared to $46.8 million for the six month periods ended June 30, 2009 and 2008, respectively.  This increase is mostly attributed to the interest expense paid for brokered CDs used for to fund RALs for the 2009 season.  The interest expense for these brokered CDs are included in other time deposits which increased by $14.2 million for the comparable periods ended June 30, 2009 and 2008 and, contributed to a majority of the interest expense increase.  At the same time, NOW accounts and money market accounts interest expense decreased by $5.9 million when comparing the six month periods ended June 30, 2009 to 2008.  Long-term debt and other borrowings also decreased during these comparable periods due to the repayment of $351.0 million of FHLB advances which started to occur during the second quarter of 2009 and, was the driver of the reduced borrowing interest expense for the comparable periods.

NET INTEREST MARGIN

The following tables present net interest margin for the comparable three month periods:

	Three-Months Ended June 30,
	June 30, 2009			June 30, 2008
	Balance	Income	Rate	Balance	Income	Rate
	(dollars in thousands)
Assets:
Commercial paper	$—	$—	—	$11,273	$70	2.50%
Interest bearing deposits in other Financial Institutions	929,860	565	0.24%	—	—	—
Federal funds sold	—	—	—	27,781	80	1.16%
Securities: (1)
Taxable	1,014,902	10,144	4.01%	903,576	10,901	4.85%
Non-taxable	298,029	3,766	5.05%	242,584	3,161	5.21%

Total securities	1,312,931	13,910	4.25%	1,146,160	14,062	4.93%

Loans: (2)
Commercial	1,129,292	12,780	4.54%	1,179,424	17,995	6.14%
Real estate-multi family & commercial	2,858,405	40,855	5.72%	2,668,033	40,798	6.12%
Real estate-residential 1-4 family	1,094,876	16,161	5.90%	1,135,720	16,940	5.97%
Consumer	663,066	11,798	7.14%	618,088	13,383	8.71%
Other	2,356	20	3.40%	2,802	47	6.75%

Total loans, net	5,747,996	81,614	5.69%	5,604,067	89,163	6.38%

Total interest-earning assets	7,990,787	96,089	4.82%	6,789,281	103,375	6.11%

Market Value Adjustment	36,690			30,262
Noninterest-earning assets	526,838			609,477

Total assets	$8,554,315			$7,429,020

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,038,897	4,129	0.81%	$2,022,724	5,387	1.07%
Time certificates of deposit	2,803,782	20,020	2.86%	1,660,121	13,001	3.15%

Total interest-bearing deposits	4,842,679	24,149	2.00%	3,682,845	18,388	2.01%

Borrowed funds:
Repos and Federal funds purchased	343,401	2,703	3.16%	393,818	2,802	2.86%
Other borrowings	1,375,059	15,799	4.61%	1,459,321	17,817	4.91%

Total borrowed funds	1,718,460	18,502	4.32%	1,853,139	20,619	4.48%

Total interest-bearing liabilities	6,561,139	42,651	2.61%	5,535,984	39,007	2.83%

Noninterest-bearing demand deposits	1,132,085			1,027,124
Other liabilities	86,661			138,412
Shareholders’ equity	774,430			727,500

Total liabilities and shareholders’ equity	$8,554,315			$7,429,020

Net interest income/margin		53,438	2.68%		64,368	3.82%
Loan information Core Bank:
Consumer loans, Core Bank	$643,824	$8,130	5.06%	$602,338	$9,772	6.53%
Loans, Core Bank	$5,728,754	$77,946	5.45%	$5,588,317	$85,552	6.14%

(1)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.
(2)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Volume and Rate Variance Analysis of Net Interest Income:

	Three-Months Ended June 30, 2009 vs. June 30, 2008
	Changes due to
	Rate	Volume	Total Change
	(in thousands)
Assets:
Commercial paper	$—	$(70)	$(70)
Interest bearing deposits in other Financial Institutions	—	565	565
Federal funds sold & repurchase agreements	—	(80)	(80)
Securities:
Taxable	(2,015)	1,258	(757)
Non-taxable	(99)	704	605

Investment securities	(2,114)	1,962	(152)
Loans:
Commercial	(4,484)	(731)	(5,215)
Real estate-multi family & nonresidential	(2,750)	2,807	57
Real estate-residential 1-4 family	(191)	(588)	(779)
Consumer	(2,521)	936	(1,585)
Other	(20)	(7)	(27)

Loans, net	(9,966)	2,417	(7,549)

Total interest-earning assets	$(12,080)	$4,794	$(7,286)

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing demand transaction accounts	(1,301)	43	(1,258)
Time certificates of deposit	(1,290)	8,309	7,019

	(2,591)	8,352	5,761

Borrowed funds:
Repos and Federal funds purchased	279	(378)	(99)
Other borrowings	(1,038)	(980)	(2,018)

	(759)	(1,358)	(2,117)

Total interest-bearing liabilities	(3,350)	6,994	3,644

Net interest income	$(8,730)	$(2,200)	$(10,930)

Loans, Core Bank	$(11,183)	$3,577	$(7,606)
Consumer loans, Core Bank	$(2,291)	$649	$(1,642)

Note:	The change not solely due to volume or rate has been prorated into rate and volume components.

Net Interest Margin

The net interest margin for the three months ended June 30, 2009 decreased to 2.68% compared to 3.82% for the same three month period of 2008.  This net interest margin decrease is the result of declining interest rates received on average earning assets which decreased by 129 basis points, partially offset by declining interest rates paid on average earning liabilities which decreased by 22 basis points for the comparable three month periods.  Interest income from loans was the driver of the decrease in net interest margin with interest income decreasing by $7.5 million, or 69 basis points for the three month comparable periods ended June 30, 2009 and 2008.  Of this decrease in interest income on loans, $10.0 million was attributable to a decrease in interest rates offset by a positive increase of $2.4 million of loan volume.  Interest rates paid on commercial and consumer loans caused the decrease in interest earning asset interest rates with commercial loan interest rates decreasing by 160 basis points and consumer loans interest rates decreasing by 157 basis points when comparing the interest rates received on these loan types for the three month periods ending June 30, 2009 and 2008.

Interest expense on deposits increased by $5.8 million when comparing the three month periods ended June 30, 2009 to June 30, 2008.  The driver of this increase was the increased volume of deposits which attributed to $8.4 million of the increase to expense offset by a decrease in interest rates of $2.6 million.  While the interest rates paid on deposits only decreased by 1 basis point for the comparable periods, interest rates paid on time deposits decreased by 29 basis points.  Interest rates on borrowings decreased by 16 basis points for the comparable three month periods ended June 30, 2009 and 2008.

The following tables present net interest margin for the comparable six month periods:

	For the Six-Months Ended June 30,
	June 30, 2009			June 30, 2008
	Balance	Income	Rate	Balance	Income	Rate
	(dollars in thousands)
Assets:
Commercial paper	$—	$—	—	$35,823	$523	2.94%
Interest bearing deposits in other Financial Institutions	1,273,466	1,796	0.28%	—	—	—
Federal funds sold and other earning assets	663	1	0.30%	118,487	1,638	2.78%
Securities: (1)
Taxable	1,039,003	20,106	3.90%	931,758	22,857	4.93%
Non-taxable	298,477	7,510	5.03%	234,172	6,124	5.23%

Total securities	1,337,480	27,616	4.15%	1,165,930	28,981	4.99%

Loans: (2)
Commercial	1,135,344	25,803	4.58%	1,179,055	38,827	6.62%
Real estate-multi family & commercial	2,845,672	82,104	5.77%	2,607,192	81,745	6.27%
Real estate-residential 1-4 family	1,096,091	32,357	5.90%	1,109,025	33,235	5.99%
Consumer	1,035,750	167,756	32.66%	801,503	129,325	32.45%
Other	3,891	43	2.23%	3,888	120	6.21%

Total loans (1)	6,116,748	308,063	10.12%	5,700,663	283,252	9.97%

Total earning assets	8,728,357	337,476	7.80%	7,020,903	314,394	9.01%

SFAS 115 Market Value Adjustment	33,819			29,687
Non-earning assets	663,543			591,551

Total assets	$9,425,719			$7,642,141

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$2,033,623	9,379	0.93%	$2,063,403	14,424	1.41%
Time certificates of deposit	3,351,575	47,228	2.84%	1,802,906	32,387	3.61%

Total interest-bearing deposits	5,385,198	56,607	2.12%	3,866,309	46,811	2.43%

Borrowed funds:
Repos and Federal funds purchased	344,157	5,863	3.44%	391,671	6,415	3.29%
Other borrowings	1,540,211	33,455	4.38%	1,427,439	35,614	5.02%

Total borrowed funds	1,884,368	39,318	4.21%	1,819,110	42,029	4.65%

Total interest-bearing liabilities	7,269,566	95,925	2.66%	5,685,419	88,840	3.14%

Non-interest-bearing demand deposits	1,268,904			1,196,280
Other liabilities	101,708			46,166
Shareholders’ equity	785,541			714,276

Total liabilities and shareholders’ equity	$9,425,719			$7,642,141

Net interest income/margin		241,551	5.58%		225,554	6.46%
Loan information Core Bank:
Consumer loans, Core Bank	$644,814	$16,145	5.05%	$598,121	$20,563	6.91%
Loans, Core Bank	$5,725,812	$156,452	5.51%	$5,497,299	$174,490	6.38%

(1)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.
(2)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Volume and Rate Variance Analysis of Net Interest Income:

	Six-Months Ended June 30, 2009 vs. June 30, 2008
	Changes due to		Total Change
	Rate	Volume
	(in thousands)
Assets:
Money market instruments:
Commercial paper	$—	$(523)	$(523)
Interest bearing deposits in other Financial Institutions	—	1,796	1,796
Federal funds sold & Repos	(774)	(863)	(1,637)
Taxable	(5,155)	2,404	(2,751)
Non-taxable	(238)	1,624	1,386

Investment securities	(5,393)	4,028	(1,365)
Commercial	(11,625)	(1,399)	(13,024)
Real estate-multi family & nonresidential	(6,740)	7,099	359
Real estate-residential 1-4 family	(494)	(384)	(878)
Consumer	833	37,598	38,431
Other	(77)	—	(77)

Loans, net	(18,103)	42,914	24,811

Total interest-earning assets	$(24,270)	$47,352	$23,082

Savings and interest-bearing demand transaction accounts	(4,840)	(205)	(5,045)
Time certificates of deposit	(8,077)	22,918	14,841

	(12,917)	22,713	9,796

Repos and Federal funds purchased	272	(824)	(552)
Other borrowings	(4,799)	2,640	(2,159)

	(4,527)	1,816	(2,711)

Total interest-bearing liabilities	(17,444)	24,529	7,085

Net interest income	$(6,826)	$22,823	$15,997

Loans excluding RALs	$(24,906)	$6,868	$(18,038)
Consumer loans excluding RALs	$(5,905)	$1,487	$(4,418)

Note:	The change not solely due to volume or rate has been prorated into rate and volume components

Net Interest Margin

The net interest margin for the six months ended June 30, 2009 decreased to 5.58% compared to 6.46% for the same period of 2008.  This decrease is a result of increased balance or volume of interest earning assets at lower interest rates in combination with increased interest-bearing liabilities at lower interest rates.  The increased average balance for the comparable six month periods ended June 30, 2009 and 2008 of interest earning assets of $1.71 billion and $1.58 billion of interest-bearing liabilities is mostly due to the Company retaining all originated RALs on the balance sheet for the 2009 RAL season.  The 2009 RAL season was also primarily funded with brokered CDs both of these changes impacted the net interest margin for 2009.

The Company retained all originated RALs on the balance sheet for the 2009 RAL season because the Company was unable to set-up a securitization facility with a third party due to the economic conditions and credit crisis that was occurring during the fourth quarter of 2008.  The securitization facility used in prior years allowed the Company to sell a portion of the RALs originated during the peak of RAL season which removed some RALs from the Company’s balance sheet.  The securitization facility also assisted with the funding of RALs as sold RALs brought in additional cash to fund new RALs.  Additional information regarding the RAL securitization used in past years is further discussed in the 2008 Form 10-K.

Interest rates received on interest-earning assets decreased by 121 basis points when comparing the six month periods ended June 30, 2009 to June 30, 2008.  The driver of this decrease was mostly from commercial loans with adjustable interest rates.  Commercial loan interest rates decreased by 204 basis points for the comparable periods.  Interest rates paid on interest-bearing liabilities decreased by 48 basis points.  These decreases are mostly attributable to the significant decrease of FOMC interest rates which are currently at 0.00% - 0.25% compared to 2.00% at June 30, 2008 and 2.25% at March 31, 2008.

PROVISION FOR LOAN LOSSES

Quarterly, the Company determines the amount of allowance for loan losses adequate to provide for losses inherent in the Company’s loan portfolios.  The provision for loan losses is determined by the net change in the allowance for loan losses.  For a detailed discussion of the Company’s allowance for loan losses, refer to the “Significant Accounting Policies” discussion in Note 1, “Summary of Significant Accounting Policies” in the 2008 10-K and in the MD&A allowance for loan loss discussion of this Form 10-Q on page 57.

A summary of the provision for loan losses for the comparable three month periods ended are as follows:

	Three-Months Ended June 30,
			Change
	2009	2008	$	%
	(in thousands)
Provision for loan losses:
Core Bank	$194,102	$43,545	$150,557	345.8%
RAL	(1,621)	(6,378)	4,757	-74.6%

Total	$192,481	$37,167	$155,314	417.9%

Provision for loan losses were $192.5 million for the three month period ended June 30, 2009 compared to $37.2 million for the three month period ended June 30, 2008, an increase of $155.3 million.  The increased provision for loan losses is mostly attributed to the Core Bank’s increased net loan charge-offs of $78.8 million and an increase in nonperforming assets of $77.3 million due to the slowing economy which contributed to increased loss rates for the comparable periods.  In addition, the increase to the allowance for loan losses was directionally consistent with the recent elevated credit losses experienced by the Company.  Further, in recognition of these recent credit losses and the continued deterioration of the general economic environment, the Company shortened the timeframe utilized for estimating historical loss rates in its calculations of the SFAS 5 component of the allowance (i.e., reserve for non-impaired loans calculated on a loan pool basis).  The shortened timeframe placed more weight on the recent history of increased losses, which resulted in a substantial increase in the allowance.

The RAL credit to provision of $1.6 million for the three months ended June 30, 2009 was due to increased collections of RALs during the second quarter of 2009.  The increased RAL loss rate for the comparable periods is mostly due to the inability to collect on certain RALs that were charged-off in the first quarter of 2009 which is further discussed on the next page.

A summary of the provision for loan losses for the comparable six month periods ended are as follows:

	Six-Months Ended June 30,
			Change
	2009	2008	$	%
	(in thousands)
Provision for loan losses:
Core Bank	$267,618	$59,147	$208,471	352.5%
RAL	80,587	26,414	54,173	205.1%

Total	$348,205	$85,561	$262,644	307.0%

For the year-to-date periods ended June 30, 2009 and 2008, provision for loan losses were $348.2 million and $85.6 million, an increase of $262.6 million.  This increase was caused by a significant increase in provision for loan losses for the Core Bank of $208.5 million and a significant increase in the RAL provision for loan losses of $54.2 million for the comparable periods.

The Core Bank’s loan portfolio had net loan charge-offs of $150.5 million during the first six months of 2009 and an increase in nonperforming assets of $106.9 million since December 31, 2008.  These increases are explained above and in Note 7, “Allowance for Loan Losses” of the consolidated financial statements of this Form 10-Q.

In addition, the 2009 RAL program experienced higher than anticipated loan losses which required increased provision for RALs of $80.6 million for the six month period ended June 30, 2009, an increase of $54.2 million for the comparable period ended June 30, 2008.  The increase in RAL provision for loan losses is attributed to the first few weeks of the RAL season due to an expanded number of tax refunds under review by the IRS for further documentation.  RAL management detected the changes in the IRS payment patterns and adjusted the RAL underwriting to reflect the IRS change in payment.  The held back tax returns resulted in more charged-off RALs as many of these RALs were outstanding for more than 60 days which required the Company to charge them off.  The RAL provision was also impacted by the inability to set-up a securitization facility which had accounted for $14.9 million of provision for loan losses within the gain on sale calculation in the first quarter of 2008.

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

The table below summarizes the changes in non-interest income for the comparable quarters:

	Three-Months Ended June 30,
			Change
	2009	2008	$	%
	(in thousands)
Non-interest income:
Refund transfer fees	$9,086	$8,636	$450	5.2%
Service charges and fees	7,428	9,067	(1,639)	(18.1%)
Trust and investment advisory fees	5,320	6,655	(1,335)	(20.1%)
Loss on securities, net	(1,765)	(2,773)	1,008	(36.4%)
Other	873	616	257	41.7%

Total	$20,942	$22,201	$(1,259)	(5.7%)

Total non-interest income was $20.9 million for the three months ended June 30, 2009 compared to $22.2 million for the same period in 2008, a decrease of 5.7%.  This decrease is mostly attributed to a $1.6 million decrease in service charges and fees and a decrease of $1.3 million for trust and investment advisory fees.  The decrease in service charges and fees are from reduced overdraft charges and loan servicing fees.  The loan servicing fees declined due to less loans being sold with loan servicing retained by the Bank and, the loans which are being sold with servicing retained have been sold with low servicing fees.  The decrease in trust and investment advisory fees is from a decrease in market values of the assets under management which also reduce the fees earned from managing those assets.

The table below summarizes the changes in non-interest income for the comparable year to date periods:

	Six-Months Ended June 30,
			Change
	2009	2008	$	%
	( in thousands)
Non-interest income:
Refund transfer fees	$67,551	$68,191	$(640)	(0.9%)
Service charges and fees	16,339	19,191	(2,852)	(14.9%)
Trust and investment advisory fees	10,914	13,286	(2,372)	(17.9%)
Gain on securities, net	264	66	198	300.0%
Gain on sale of RALs, net	—	44,580	(44,580)	(100.0%)
Other	1,965	2,203	(238)	(10.8%)

Total	$97,033	$147,517	$(50,484)	(34.2%)

Total non-interest income was $97.0 million for the six month period ended June 30, 2009 compared to $147.5 million for the same period in 2008, a decrease of $50.5 million or 34.2%.  This decrease is mostly attributed to the Company not utilizing a securitization facility to sell RAL loans for the 2009 RAL season which accounted for $44.6 million in non-interest income in the first quarter of 2008.  Service charges and fees decreased by $2.9 million primarily from reduced charges on deposit accounts.  The decrease in trust and investment advisory fees of $2.4 million is from a decrease in market values of the assets under management which also reduce the fees earned from managing those assets.

For additional explanation and disclosure regarding the securitization of RALs refer to Note 7, “RAL and RT Programs” of the Consolidated Financial Statements of the 2008 10-K.

NON-INTEREST EXPENSE

The following table summarizes the changes in non-interest expenses for the comparable quarters:

	Three-Months Ended June 30,
			Change
	2009	2008	$	%
	(in thousands)
Non-interest expense:
Goodwill impairment	$128,710	$—	$128,710	100.0%
Salaries and employee benefits	28,316	31,671	(3,355)	(10.6%)
Occupancy expenses, net	6,253	6,506	(253)	(3.9%)
Refund program marketing and technology fees	488	1,257	(769)	(61.2%)
Other	52,569	25,250	27,319	108.2%

Total	$216,336	$64,684	$151,652	234.5%

The Company’s non-interest expenses increased by $151.7 million for the second quarter of 2009 compared to the second quarter of 2008.  The majority of this increase is due to the charge for the impairment of the goodwill of $128.7 million and increased other non-interest expenses of $27.3 million for the comparable periods.

The impairment of goodwill was due to the increasingly uncertain economic environment, significant continued decline in the Company’s market capitalization, the financial sector’s market volatility and continued elevated credit losses in the loan portfolio, which resulted in losses of income for the reporting units.  The Company has been assessing goodwill for impairment on a quarterly basis since the third quarter of 2008 but no additional impairment has occurred until the second quarter of 2009.  These quarterly analyses were performed in accordance with SFAS 142 as further explained in Note 8, “Goodwill” of the consolidated financial statements within this Form 10-Q.

Other non-interest expenses increased by $27.3 million for the three month period ended June 30, 2009 compared to 2008.  As disclosed in Note 12, “Other Income and Expense” of the consolidated financial statements of this Form 10-Q, this increase was primarily due to an increase in the reserve for off balance sheet commitments and increased regulatory assessments for FDIC insurance premiums.

The reserve for off balance sheet commitments increased by $13.3 million for the three month periods ended June 30, 2009 compared to June 30, 2008.  The reserve for off balance sheet commitments is to reserve for inherent losses from binding loan commitments to the extent that they are expected to be funded.  Included in this reserve are off-balance sheet obligations such as letters of credit, fair value swaps with commercial loan customers and commitments for lines of credit and all types of loans.  The calculation of this reserve uses the same qualitative factors as employed in the on-balance sheet allowance for loan loss methodology.  The change in methodology and additional explanations regarding loan losses are discussed further in the MD&A section of ALL in this Form 10-Q.

The increase in regulatory assessments of $8.2 million for the three month periods ended June 30, 2009 compared to June 30, 2008 are due to increased FDIC insurance premiums and, a one time special assessment of $3.5 million which was required to be accrued for by June 30, 2009.  Also included in other expenses are consulting and professional expenses which have increased by $3.8 million during the second quarter of 2009 primarily from consulting expenses associated with the Board of Directors and executive management strategic initiatives.

Also contributing to the increased other expenses are FHLB prepayment penalties of $3.8 million which where incurred due to prepayment of $333.3 million FHLB advances.  FHLB advances were prepaid due to Management’s efforts to meet the elevated capital ratios required by the OCC as disclosed in Note 16, “Regulatory Matters” of the consolidated financial statements of this Form 10-Q.

The following table summarizes the changes in non-interest expenses for the comparable six month periods:

	Six-Months Ended June 30,
			Change
	2009	2008	$	%
	(in thousands)
Non-interest expense:
Goodwill impairment	$128,710	$—	$128,710	100.0%
Salaries and employee benefits	65,035	67,144	(2,109)	(3.1%	)
Refund program marketing and technology fees	47,372	46,257	1,115	2.4%
Occupancy expenses, net	12,535	13,014	(479)	(3.7%	)
Other	85,944	60,126	25,818	42.9%

Total	$339,596	$186,541	$153,055	82.0%

The Company’s non-interest expenses for the six month period ended June 30, 2009 compared to 2008 increased by $153.1 million, or 82.0%.  The majority of this increase is due to the charge for the impairment of the goodwill of $128.7 million and, increased other expenses of $25.8 million as discussed above and in Note 8, “Goodwill” on page 22 and in Note 12, “Other income and expenses” of the consolidated financial statements starting on page 25.

PROVISION FOR INCOME TAXES

For the six months ended June 30, 2009, the Company recorded a $16.3 million tax expense on a pretax loss of $349.2 million.  The Company’s effective tax rate was (4.7%), compared to 2008’s full year rate of 44.9%.  Excluding the impact of a goodwill impairment charge of $128.7 million, the effective tax rate for the six months ended June 30, 2009 would have been (7.4%).

The $16.3 million tax expense is primarily attributable to the creation of 1) a deferred tax asset valuation allowance of $114 million against a deferred tax asset of the same amount and 2) a tax receivable of $55.2 million for the anticipated refunds resulting from the carryback of the 2009 net operating loss to tax years 2008 and 2007.

The Company is permitted to recognize deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management has considered all available evidence in determining whether a DTA valuation allowance is needed.  Due to deteriorating market conditions in the second quarter of 2009, the Company has determined that there is not sufficient additional positive evidence to support the realization of its deferred tax asset beyond the amount ($55.2 million) that can be realized from the carryback of the 2009 net operating loss to tax years 2008 and 2007.

Management continues to assess the impact of Company performance and the economic climate on the realizability of its DTA on a quarterly basis.

BALANCE SHEET ANALYSIS

Total assets decreased $2.26 billion and total liabilities decreased by $1.89 billion since December 31, 2008.  These significant decreases were due to the completion of the 2009 RAL season which was funded on balance sheet for 2009.  The major components causing these decreases are described in the following sections.

CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents decreased by $1.54 billion or 79.5% since December 31, 2008 to $397.5 million at June 30, 2009.  This decrease was due to the Company retaining more cash on hand to fund the 2009 RAL season.  Once the peak of the RAL season had been completed, excess cash was used to pay-off debt and, repay maturing brokered CDs purchased to fund RAL.

SECURITIES

Trading Portfolio

At June 30, 2009, the Company held $78.1 million of trading securities, a decrease of $135.8 million since December 31, 2008.  This decrease was primarily from the sale of $110.6 million of MBS during the second quarter of 2009.  The gain on sale of MBS during the second quarter of 2009 and 2008 was $4.5 million and $2.3 million, respectively.

Available for Sale Securities

At June 30, 2009, the Company held $956.3 million of AFS Securities, a decrease of $222.4 million since December 31, 2008.  A majority of this decrease was due to maturities, calls and principal paydowns of securities of $1.00 billion offset by purchases of $779.1 million.  The remainder of the decrease was mostly due to a decrease in market values which is attributed to a reduction of the AFS carrying value due to maturities, calls and principal pay downs as well as changes in interest rates.

LOAN PORTFOLIO

Loans Held for Sale

Loans held for sale at June 30, 2009 were $20.7 million, an increase of $9.5 million, or 85.4%.  This increase is due to an increase in mortgage loans originated for sale.  Mortgage loans originated for sale has increased due to the decline in mortgage loan interest rates which has increased the demand for refinancing of mortgage loans.  In addition, in order to reduce the size of the balance sheet, the majority of conforming mortgage loans were originated for sale.

Loans Held for Investment

The following table summarizes loans held for investment (“HFI”):

	June 30, 2009	December 31, 2008	Change
			$	%
	(in thousands)
Real estate:
Residential—1 to 4 family	$1,100,871	$1,098,592	$2,279	0.2%
Multi-family residential	280,909	273,644	7,265	2.7%
Commercial	2,064,558	2,031,790	32,768	1.6%
Construction	476,845	553,307	(76,462)	(13.8%	)
Commercial loans	1,091,002	1,159,843	(68,841)	(5.9%	)
Home equity loans	455,558	448,650	6,908	1.5%
Consumer loans	174,646	196,482	(21,836)	(11.1%	)
RALs	1,000	—	1,000	N/A
Other loans	2,409	2,548	(139)	(5.5%	)

Total loans	$5,647,798	$5,764,856	$(117,058)	-2.0%

Total HFI loans decreased by $117.1 million or 2.0% since December 31, 2008 compared to June 30, 2009.  A majority of this decrease is due to loan charge-offs of $150.5 million of Core bank loans since December 31, 2008 offset by new loan originations.  The charge-offs are mostly attributed to construction and commercial loans.  The construction loan portfolio had $68.2 million and the commercial loan portfolio had $55.1 million of net charged-offs since December 31, 2008.

A summary of the net charge-offs by loan type by quarter is as follows:

	2009		2008
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Real estate
Residential—1 to 4 family	$4,915	$1,046	$1,104	$1,106	$4,831	$—
Commercial (1)	8,312	1,714	828	344	294	—
Construction	30,125	38,066	30,847	8,228	8,158	119
Commercial loans	26,987	28,117	14,896	4,789	12,202	2,415
Home equity loans	5,664	4,178	1,915	2,568	2,334	605
Consumer loans (2)	1,052	318	1,305	1,050	714	(970)
Tax refund loans (RALs)	1,701	78,886	(949)	(3,697)	837	25,577

Net charge-offs	$78,756	$152,325	$49,946	$14,388	$29,370	$27,746

(1)	Commercial real estate loans includes multi-family residential real estate loans
(2)	Consumer loans include other loans

Although the Bank has experienced an increased amount of charge-offs, the Bank has continued to originate and renew loans.  Since December 31, 2008, the Bank has originated and renewed $256.6 million of HFI loans.  A majority of these loans were commercial real estate loans of $83.6 million and $73.7 million of residential real estate loans.  There were also $109.1 million of originated, renewed and loan commitments of commercial loans.  A majority of the commercial real estate and commercial loans are from the CWMG segment while a majority of the residential real estate loans are from the Community Banking segment.

ALLOWANCE FOR LOAN LOSSES (“ALL”)

Total ALL was $258.0 million at June 30, 2009, an increase of $117.1 million since December 31, 2008.  The increase to ALL is primarily due to charged-off loans of $231.1 million since December 31, 2008 and an increase in non-performing assets to $348.3 million which are explained in the section below, nonaccrual loans.  For additional explanation for the increase in the ALL, refer to Note 7, “Allowance for Loan Losses” in the consolidated financial statements of this Form 10-Q.  The increase in ALL improves the ratio of ALL to total loans to 4.57% from 2.44% at December 31, 2008.

Of the $231.1 million of net charged-offs, $80.6 million were RALs and $150.5 million were from the Core Bank loan portfolio.  As discussed in the provision for loan losses section of the MD&A on page 51 and in the Consolidated Financial Statements, Note 6, “RAL and RT Programs” the increased RAL charge-offs in 2009 occurred from the IRS holding-up more tax returns than in previous years for review pending additional taxpayer information to be provided before processing.

Included In the table above is a summary of loan charge-offs by quarter and by loan type.  Included in the net charge-offs are charge-offs for nonperforming loans which are secured by real estate which in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, have been written down to current market value.

NONPERFORMING LOANS

The table below summarizes the Company’s nonperforming assets and loan quality ratios.

	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008
	(dollars in thousands)
Nonaccrual loans	297,228	$224,437	$186,610	$136,300
Loans past due 90 days or more on accrual status	1,904	1,855	14,045	749
Troubled debt restructured loans	24,917	34,857	33,737	21,050

Total nonperforming loans	324,049	261,149	234,392	158,099
Foreclosed collateral	24,298	9,911	7,100	3,695

Total nonperforming assets	$348,347	$271,060	$241,492	$161,794

Allowance for loan losses, Core Bank	258,032	$140,985	$140,908	$73,288
Allowance for loan losses, RALs	—	3,322	—	—

Total allowance for loan losses, Consolidated	$258,032	$144,307	$140,908	$73,288

COMPANY RATIOS—Consolidated:
Coverage ratio of allowance for loan losses to total loans	4.57%	2.51%	2.44%	1.29%
Coverage ratio of allowance for loan losses to nonperforming loans	79.63%	55.26%	60.12%	46.36%
Ratio of nonperforming loans to total loans	5.74%	4.54%	4.07%	2.78%
Ratio of nonperforming assets to total assets	4.76%	2.94%	2.52%	2.16%
Ratio of allowance for loan losses to potential problem loans and nonperforming loans	30.70%	21.93%	24.01%	18.01%
COMPANY RATIOS—Core Bank:
Coverage ratio of allowance for loan losses to total loans	4.57%	2.48%	2.44%	1.29%
Coverage ratio of allowance for loan losses to nonperforming loans	79.63%	53.99%	60.12%	46.36%
Ratio of nonperforming loans to total loans	5.74%	4.59%	4.07%	2.78%
Ratio of nonperforming assets to total assets	5.00%	3.41%	2.65%	2.16%
Ratio of allowance for loan losses to potential problem loans and nonperforming loans	30.70%	21.43%	24.01%	18.01%

Total nonperforming loans increased to $324.1 million at June 30, 2009 from $234.4 million at December 31, 2008, an increase of $89.7 million.  Nonperforming loans for the last six quarters are summarized below by loan type.

	2009		2008
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Real estate
Residential—1 to 4 family	$40,088	$33,914	$19,750	$13,641	$6,929	$8,183
Commercial (1)	71,563	27,569	23,302	9,022	7,560	9,168
Construction	132,914	121,788	136,602	109,828	105,207	103,252
Commercial loans	72,473	70,348	49,761	29,295	34,292	35,472
Home equity loans	6,424	6,800	4,261	4,062	3,720	4,216
Consumer loans (2)	587	730	716	559	391	457

Total Non-performing Loans	324,049	261,149	234,392	166,407	158,099	160,748

Other real estate owned	24,298	9,911	7,100	5,181	3,695	$2,910

Total non-performing assets	$348,347	$271,060	$241,492	$171,588	$161,794	$163,658

(1)	Commercial real estate loans includes multi-family residential real estate loans
(2)	Consumer loans include other loans

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

Management anticipates that the loan portfolio will continue to be impacted by the downturn in the economy.

Foreclosed Collateral

Foreclosed collateral consists of other real estate owned (“OREO”) obtained through foreclosure.  The Company holds $24.3 million of OREO at June 30, 2009, at the current market value less the estimated costs to sell.  Net OREO’s increased by $17.2 million at June 30, 2009 compared to $7.1 million at December 31, 2008.  This increase is mostly from the addition of three large commercial real estate properties foreclosed on during 2009 with a combined fair market value of $9.3 million and a construction loan with a fair market value of $6.2 million.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets were $8.6 million, a decrease of $129.8 million.  This decrease is mostly attributable to the impairment of goodwill of $128.7 million at June 30, 2009.  The remainder of this decrease is from monthly amortization of the Bank’s intangible assets.  A detailed explanation of the goodwill impairment is in Note 8, “Goodwill” of the consolidated financial statements within this Form 10-Q on page 22.

DEPOSITS

The following table summarizes the deposits.

	June 30, 2009	December 31, 2008	Change
			$	%
	(dollars in thousands)
Non-interest bearing deposits	$1,101,375	$981,944	$119,431	12.2%

Interest-bearing deposits:
NOW accounts	985,954	1,044,301	(58,347)	(5.6%	)
Money market deposit accounts	405,531	612,710	(207,179)	(33.8%	)
Other savings deposits	389,116	320,842	68,274	21.3%
Time certificates of $100,000 or more	1,275,420	1,682,974	(407,554)	(24.2%	)
Other time deposits	1,089,411	1,947,205	(857,794)	(44.1%	)

Total deposits	$5,246,807	$6,589,976	$(1,343,169)	(20.4%	)

The Company’s deposits decreased by $1.34 billion, or 20.4% since December 31, 2008, when comparing the balance at June 30, 2009.  This decrease is mostly attributed to the matured brokered CDs and Certificate of Deposit Account Registry (“CDAR”) one-way buy transactions of $1.11 billion which were held at December 31, 2008 to pre-fund the 2009 RAL season.  The brokered CDs and CDAR one-way buy transactions are included in the other time deposits line in the table above.  Excluding the matured brokered CDs and CDAR one-way buy transactions of $1.11 billion, deposits decreased by $233.0 million.  This decrease is mostly attributed to a decrease in money market accounts of $207.2 million and $155.2 million of matured or withdrawn customer CDs which was offset by an increase in non-interest bearing deposits of $119.4 million.  The increase in non-interest bearing deposit accounts will benefit the Bank’s net interest margin in future periods.

LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings were $1.20 billion at June 30, 2009, a decrease of $545.1 million, or 31.3% since December 31, 2008.  This decrease is due to the repayment of long-term FHLB advances of $351.0 million and the maturity of short-term FHLB advances of $230.0 million.

RETAINED EARNINGS

Retained earnings were $98.7 million at June 30, 2009 compared to $471.5 million at December 31, 2008, a decrease of $372.8 million.  This decrease is mostly attributable to the loss of income of $370.5 million from the first and second quarters of 2009.  The major items causing the loss of income are the significant loan loss provisions during 2009 of $348.2 million and the impairment of goodwill of $128.7 million.  These items and several others are discussed throughout the MD&A and consolidated financial statements of this Form 10-Q.

CAPITAL RESOURCES

As of June 30, 2009, under current regulatory definitions, the Company and PCBNA met the regulatory standards of “well-capitalized,” as defined under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”).

Capital Adequacy Standards

The Company and PCBNA are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements as specified by the regulatory framework for prompt corrective action could cause the regulators to initiate certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s business and financial statements.  For additional information regarding such mandatory or discretionary actions, refer to the Regulation and Supervision section of the 2008 10-K.

The Company’s and PCBNA’s risk based capital ratios as of June 30, 2009 and December 31, 2008 were as follows:

	Total Capital	Tier 1 Capital	Risk Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
June 30, 2009
PCB (consolidated)	$635,861	$469,253	$5,730,228	$8,410,507	11.1%	8.2%	5.6%
PCBNA	642,990	476,304	5,736,510	8,390,456	11.2%	8.3%	5.7%

December 31, 2008
PCB (consolidated)	$880,523	$712,003	$6,016,764	$8,107,248	14.6%	11.8%	8.8%
PCBNA	863,613	695,237	6,005,146	8,098,895	14.4%	11.6%	8.6%

Well-capitalized ratios					10.0%	6.0%	5.0%
Minimum capital ratios					8.0%	4.0%	4.0%

The minimum capital ratios required to meet the regulatory standards of “well capitalized” and “adequately capitalized” are included in the table above.  While the Company and PCBNA each met the minimum ratios required to be classified as “well-capitalized” as of June 30, 2009, unless the Company is successful in executing on its three-year capital and strategic plan there is a substantial risk that the Company and PCBNA will fail to meet such requirements and the minimum capital ratios for Tier 1 leverage and Total Risk Based Capital in future periods.  In addition to the minimum capital ratios noted above, PCBNA has agreed to maintain a minimum Tier 1 leverage ratio of 8.5% as of June 30, 2009 and 9.0% as of September 30, 2009, and a minimum total risk based capital ratio of 11.0% as of June 30, 2009 and 12.0% as of September 30, 2009.  As noted in the table above, PCBNA had a Tier 1 leverage ratio of 5.7% as of June 30, 2009, which was not sufficient to meet the higher level that PCBNA agreed to maintain under its agreement with the OCC.  As a result, PCBNA may be subject to further supervisory action, which could have a material adverse effect on its results of operations, financial condition and business.

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

During the second quarter of 2009, the Board of Directors approved and submitted to the OCC a three-year strategic and capital plan designed to strengthen PCBNA’s operations and capital position going forward.  Please refer to page 39 for discussion of this plan.

The Company’s Board of Directors elected to suspend the payment of cash dividends on its common stock during the second quarter of 2009 to preserve capital.  The Company expects that its suspension of cash dividends on its common stock will preserve approximately $5.2 million per quarter compared with the continuing level of dividend payments from the first quarter of 2009.

The Company has also initiated a process to identify and evaluate a broad range of strategic alternatives to further strengthen its capital base and enhance shareholder value.  As part of this process, the Company has retained Sandler O’Neill + Partners, L.P. to serve as financial advisor.  There can be no assurance that the exploration of strategic alternatives will result in any transaction.

There are four primary considerations Management must keep in mind in managing capital levels and ratios.  The first is the Company must be able to meet the credit needs of its customers when they need to borrow.  The second consideration is that the Company must be prepared to sell some of the loans it originates in order to manage capital targets.  The third consideration is to divest of underperforming divisions or business lines.  The fourth consideration is that as loan demand picks up in an improving economy, raising additional capital may be necessary.

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

Management was not able to set-up a securitization facility for the 2009 RAL season due to the current economic conditions and current credit crisis the U.S. economy is currently experiencing.  The securitization assisted with the removal of RALs from the Bank’s balance sheet to assist with maintaining their capital ratios at an adequately capitalized level.  In preparation for the 2009 RAL season and to replace the unavailability of a securitization facility, the Bank raised at total of $1.80 billion through wholesale funding sources, with $1.28 billion of brokered CDs and entered into a syndicated funding line of $524 million which was drawn upon as needed throughout the RAL season.

LIQUIDITY

Liquidity is the ability to effectively raise funds on a timely basis to meet cash needs of the Bank’s customers and the Company, whether it is to handle fluctuations in deposits, to provide for customers’ credit needs, or to take advantage of investment opportunities as they are presented in the market place.

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

During 2008 and continuing into 2009, liquidity was a major focus of the Bank as traditional sources of liquidity changed.  In particular, the securitization market evaporated in the latter half of the year which was a major funding source for the RAL Program.  As a risk management measure to compensate for this and other potential funding and liquidity changes in the future, Management developed and expanded its use of a twelve month rolling cash position analysis so that changes in liquidity sources and related needs could be identified and addressed well in advance of any issues or shortfalls.  At this time, no shortfalls have been identified for the foreseeable future, though results could change depending on industry conditions related to the credit markets and the Company’s own financial condition.

In order to preserve liquidity in the current difficult economic environment, the Company has elected to defer regularly scheduled interest payments on its outstanding $69.4 million of junior subordinated notes relating to its trust preferred securities and to suspend cash dividend payments on its outstanding common stock and preferred stock.  The Company expects that its deferral of interest on the junior subordinated notes and its suspension of cash dividends on its common stock and preferred stock will preserve approximately $8 million per quarter compared with the continuing level of interest and dividend payments in the first quarter of 2009.

The terms of the junior subordinated notes and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities.  The deferral election began with respect to regularly scheduled quarterly interest payments that would otherwise have been made in June and July of 2009.  The Company has the ability under the junior subordinated notes to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest.  During the deferral period, interest will continue to accrue on the junior subordinated notes at the stated coupon rate, including on the deferred interest, and the Company will continue to record the interest expense associated with the junior subordinated debentures.  During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or are junior to the junior subordinated notes.  The Company may end the deferral by paying all accrued and unpaid interest.  The Company anticipates that it will continue to defer interest on the junior subordinated notes and will not pay dividends on its common stock or preferred stock for the foreseeable future.

As a result of the Company’s deferral of interest on the junior subordinated notes, it is likely that we will not be able to raise money through the offering of debt securities until we become current on those obligations.  This may also adversely affect the Company’s ability to obtain debt financing on commercially reasonable terms, or at all.  As a result, we will likely have greater difficulty in obtaining financing and, thus, will have fewer sources to enhance the Company’s capital and liquidity position.

The Company’s liquidity is also impacted by the credit ratings assigned to the Company and the Bank by third party rating agencies.  On July 31, 2009, Moody’s Investor Services downgraded the ratings of the Company from Baa1 to Caa1, the long term deposits of the Bank from Baa3 to B1, the financial strength of the Bank from D+ to E+, and the short-term debt of the Bank from Prime-3 to Not Prime, and the long-term debt of the Bank remains on review for possible downgrade.  On July 31, 2009, DBRS downgraded the ratings of the Company from BB (high) to B, the senior debt of the Company from BB (high) to B, and the deposits and senior debt of the Bank from BBB to BB, and all ratings remain Under Review with Negative Implications.  These lower ratings, and any further ratings downgrades, could make it more difficult for us to access the capital markets going forward, as the cost to borrow or raise debt or equity capital could become more expensive.  Although the cost of the Bank’s primary funding sources (deposits and FHLB borrowings) is not influenced directly by PCB and the Bank’s credit ratings, no assurance can be given that our credit rating will not have any impact on the Bank’s access to deposits and FHLB borrowings.  Long-term debt ratings also factor into the calculation of deposit insurance premiums, and a reduction in the Bank’s ratings would increase premiums and expense.

The impact of these downgrades puts further pressure on the Company’s stock price, access to capital, and impedes our access to various liquidity sources.

At June 30, 2009, the Bank had available borrowing capacity of $379.6 million at the FHLB and $826.4 million of borrowing capacity with the FRB.  This borrowing capacity is utilized to fund loans when loan growth outpaces deposit growth.

At June 30, 2009, the Bank had a total of $449.0 million of brokered CDs.  If the Bank’s regulatory capital position were to deteriorate such that it was classified as “adequately capitalized,” it might not be able to use brokered CDs as a source of funds.  A “well-capitalized” institution may accept brokered deposits without restriction.  An “adequately capitalized” institution must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits.  In addition, certain interest-rate limits apply to the financial institution’s brokered and solicited deposits.  Although an institution could seek permission from the FDIC to accept brokered deposits if it were no longer considered to be “well-capitalized,” the FDIC may deny permission, or may permit the institution to accept fewer brokered deposits than the level considered desirable.  If the Bank’s level of deposits were to be reduced, either by the lack of a full brokered deposit waiver or by the interest rate limits on brokered or solicited deposits, we anticipate that the Bank would reduce its assets and, most likely, curtail its lending activities.

Since June 30, 2009, Management has taken additional steps to strengthen the Bank’s liquidity position by purchasing additional brokered CDs and making use of the CDARs one-way buy program and, advancing additional cash through the lines of credit at the FHLB and FRB discount window.  These steps have provided additional cash to meet the requirements of the Bank’s customers, to continue to fund loans and, have additional cash on hand for future use.

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

RALs present the Company with some special funding and liquidity needs.  Additional funds are needed for RAL lending only for the very short period of time that RALs are outstanding.  The season starts in January and continues into April, but even within that time frame, RAL originations are highly concentrated in the last week of January and first two weeks of February.  For the 2009 RAL season, Management utilized the excess cash from the purchase of brokered CDs to fund a majority of the RALs.  The syndicated funding line was also utilized during the peak of the RAL season.  In addition, Management arranged for a significant amount of very short-term borrowing capacity from other financial institutions.  Extensive funding planning is accomplished prior to the RAL season to make effective and efficient use of various funding sources.

Regulatory Restrictions

PCB is the parent company and sole owner of the Bank, and dividends from the Bank constitute the principal source of income to PCB.  However, there are various statutory and regulatory limitations and restrictions on the amount of dividends, if any, that may be paid by the Bank to PCB.  For a general discussion on such limitations and restrictions, refer to “Regulation and Supervision, Dividends and Other Transfer of Funds” on page 69 of the 2008 10-K.  As a result of the OCC Memorandum, the Bank is required to provide notice and obtain the non-objection of the OCC prior to declaring dividends to PCB.  In addition, as a result of the FRB Memorandum, PCB is required to provide notice and obtain the prior approval of the FRB prior to receiving dividends from the Bank.  Any objection by the OCC or FRB to the payment of a proposed dividend from the Bank to PCB could adversely affect PCB’s liquidity.  In addition, as a result of the FRB Memorandum, PCB is required to provide notice and obtain the prior approval of the FRB prior to incurring, renewing, increasing or guaranteeing any debt, and prior to making any payments on its outstanding $69.4 million of junior subordinated notes relating to its trust preferred securities.  If PCB is unable to make payments on any of junior subordinated notes for more than 20 consecutive quarters, PCB would be in default under the governing agreements for such notes and the amounts due under such agreements would be immediately due and payable.

Liquidity Ratio

As of June 30, 2009, the Company’s liquidity ratio, which is the ratio of liquid assets of cash and cash equivalents, investment securities from the trading and AFS portfolios, federal funds sold and loans held for sale divided by short-term liabilities of demand deposits, repurchase agreements and federal funds purchased was 45.2%, compared to 101.2% at December 31, 2008.  The Company’s liquidity ratio decreased at June 30, 2009 compared to December 31, 2008 mostly as a result of a decrease of cash and cash equivalents which decreased by $1.54 billion since December 31, 2008. Total available liquidity as of June 30, 2009 was $3.22 billion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Global capital markets and economic conditions continue to be adversely affected and the resulting disruption has been particularly acute in the financial sector. Although the Company remains well capitalized and has not suffered any significant liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for the Company’s products and services may decline as the Company’s borrowers and customers realize the impact of an economic slowdown and recession.  In addition, the severity and duration of these adverse conditions is unknown and may exacerbate the Company’s exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us.  Accordingly, continued turbulence in the U.S. and international markets and economy may adversely affect the Company’s liquidity, financial condition, results of operations and profitability.

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

■

Repricing frequencies and maturity profiles for assets and liabilities may occur at different times. For example, in a falling rate environment, if assets reprice faster than liabilities, there will be an initial decline in earnings. Moreover, if assets and liabilities reprice at the same time, they may not be by the same increment. For instance, if the Federal funds rate increased 50 basis points (“bps”), demand deposits may rise by 10 bps, whereas prime based loans will instantly rise 50 bps.

Monthly evaluations, monitoring and management of interest rate risk (including market risk, mismatch risk and basis risk) compare the Company’s most likely rate scenario, base case, with various earnings simulations using many interest rate scenarios.  These scenarios differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve.  These results are prepared by the Company’s Treasury Department and presented to the ALCO each month for further consideration.

Financial instruments do not respond in a parallel fashion to rising or falling interest rates.  This causes asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in interest rates.  It is therefore mandatory to monitor interest rate risk and adjust the Company’s funding strategies to mitigate adverse effects of interest rate shifts on the Company’s balance sheet.  While derivative instruments are effective hedging tools, the Company has been successful at maintaining its interest rate risk profile within policy limits strictly from pro-active deposit pricing and funding strategies.  In the future, however, other strategies may be implemented to manage interest rate risk.  These strategies may include, but may not be limited to, utilizing interest rate derivatives, buying or selling loans or securities, utilizing structured repurchase agreements and entering into other interest rate risk management instruments and techniques.  The Company does not have a significant amount of derivative instruments.

The sections below summarize the interest rate risk analysis for the periods covered within the Form 10-Q.

RATE SENSITIVITY

The economic value of equity (“EVE”) interest rate shock report for June 30, 2009 and 2008 is as follows:

EVE Shock Summary Report
	(in millions)
	DN 200	Base	UP 200
Total Assets:	$7,267	$7,042	$6,725
Total Liabilities:	7,098	6,939	6,561
Net Asset Value:	$169	$103	$164
Current	65.4%		59.6%
Prior year	-3.7%		-8.6%
Upper Policy:	-15.0%		-15.0%
Lower Policy:	-10.0%		-10.0%
w/in Limit:	Yes		Yes

EVE Summary

Assuming the entire yield curve was to instantaneously increase 200 basis points, the Company’s projected EVE at June 30, 2009 would increase by approximately 59.6% from the base.  At June 30, 2008 in the up 200 basis point scenario, the Company’s EVE was projected to decrease by approximately 8.6% from the base projection.  The rates down 200 basis point scenario assumes the yield curve instantaneously decreases 200 basis points where appropriate.  When the yield curve is less than 2 percent, the yield curve is assigned a floor of zero.  Using this methodology and assuming the entire yield curve shifts down 200 basis points, the projected EVE at June 30, 2009 is forecasted to increase by approximately 65.4% from the base.  At June 30, 2008, in the down 200 basis point scenario, the Company’s EVE was projected to decrease by approximately 3.7% from the base projection.

The net interest income (“NII”) interest rate shock report for the six month periods ended June 30, 2009 and 2008 is as follows:

NII Shock Summary Report
	(in millions)
	DN 200	Base	UP 200
Interest Income	$362.7	$375.7	$422.3
Interest Expense	92.3	94.9	108.2
Net Interest Income:	$270.4	$280.8	$314.1
Current	-3.7%		11.9%
Prior year	-11.0%		1.9%
Upper Policy:	-10.0%		-10.0%
Lower Policy:	-5.0%		-5.0%
w/in Limit:	Yes		Yes

NII Summary

Assuming the entire yield curve was to instantaneously increase 200 basis points, the projected net interest income for the next twelve periods beginning July 1, 2009 would increase by approximately 11.9% from the base projection.  At June 30, 2008 in the up 200 basis point scenario, the Company’s projected net interest income for the twelve month period beginning July 1, 2008 would have increased by approximately 1.9% from the base projection.  The rates down 200 basis points scenario assumes the yield curve instantaneously decreases 200 basis points where appropriate.  When the yield curve is less than 2 percent, the yield curve is assigned a floor of zero.  Using this methodology and assuming the entire yield curve shifts down 200 basis points, the Company’s projected net interest income for the twelve month period beginning July 1, 2009 would decrease by approximately 3.7%.  At June 30, 2008, in the down 200 basis point scenario, the Company’s projected net interest income for the twelve month period beginning July 1, 2008 was projected to decrease by approximately 11.0% from the base projection.

The following have contributed to the improved figures:

■	Elimination of Goodwill;

■	Increase of Loan Loss provision;

■	Assumptions for calculation of base market value of non-accrual loans to reflect the portion of principal that is expected to be recovered;

■	Credit risk premium embedded in effective discount rates.

Revised assumptions in the second quarter of 2009 significantly impacted the base market value of net assets.  As you see in the table below, the increase in EVE results is mostly due to the reduction of the denominator (equity) in the EVE calculation as opposed to net asset value change from base:

Net Asset Value Change from Base
	2008	2009
	(in millions)
UP 200	($63)	$61
DN 200	($28)	$66

Among the assumptions that have been included in the model are those that address optionality.  Management has updated and implemented a more robust process surrounding the following examples of optionality:

■	The option customers have to prepay their loans or the decay rate of non maturing deposits;

■	The option issuers of some of the securities held by the Company to prepay or call their debt;

■	The option of the Company to prepay or call certain types of its debt;

■	The option of the Company to reprice its administered deposits; and

■	Improved incorporation of loan features, including imbedded caps and floors, reset features and other aspects of loan terms and conditions.

Simulation estimates depend on, and will change with the size and mix of the actual and projected balance sheet at the time of each simulation.  Management is unaware of any material limitations such that results would not reflect the net interest risk exposures of the Company.  Various shortcomings are inherent in both the EVE and NII sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.  Changes in interest rates may also affect the Company’s operating environment and operating strategies as well as those of the Company’s competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, although the Company’s NII sensitivity analyses may provide an indication of the Company’s IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and the Company’s actual results will differ.  There are no material positions, instruments or transactions that are not included in the modeling or included instruments that have special features that are not included.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was conducted under the supervision and with the participation of the Company’s Management, including the Chief Executive Officer and Chief Financial and Operating Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial and Operating Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) were effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial and Operating Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

GLOSSARY

ABS: Asset Backed Security.

Accretion: The recognition as interest income of the excess of the par value of a security over its cost at the time of purchase.

Accumulated Postretirement Benefit Obligation (APBO): The actuarial net present value of the obligation for: (1) already retired employees’ expected postretirement benefits; and (2) the portion of the expected postretirement benefit obligation earned to date by current employees.

AFS: Available for sale.

ALL: Allowance for loan losses.

ARB: Accounting Research Bulletin

ARRA: American Recovery and Reinvestment Act of 2009

Asset and Liability Committee (ALCO): Oversees the decisions made by the Company’s Management to manage the risk associated with the assets and liabilities held by the Company.

ATM: Automated Teller Machine

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

CD: Certificates of Deposit.

CDARs: Certificate of Deposit Account Registry Services

CEO: Chief Executive Officer

CFO: Chief Financial and Operating Officer

CMO: Collateralized Mortgage Obligations.

Core Bank: Consolidated financial results less the financial results from the RAL and RT Programs.  Also defined as “Excluding RAL and RT”.

Core Deposit Intangibles (CDI): Premium paid on deposit relationships at the date of acquisition.

COSO: Committee of Sponsoring Organizations

Coupon rate: The stated rate of the loan or security.

CPP: Capital Purchase Plan.  U.S. Treasury’s Troubled Asset Relief Capital Purchase Program.  TARP gave the U.S. Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets.  On October 24, 2008, U.S. Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks.

Credit risk: The risk that a debtor will not repay according to the terms of the debt contract.

DIF: Deposit Insurance Fund

ECOA: Equal Credit Opportunity Act

Economic Value of Equity (EVE): A cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows.

EESA: Emergency Economic Stabilization Act of 2008.

Effective tax rate: The amount of the combined current and deferred tax expense divided by the Company’s income before taxes as reported in the Consolidated Statements of Income.

ESOP: Employee Stock Ownership Plan

FACT: Fair and Accurate Credit Transactions Act

FASB: Financial Accounting Standards Board.

FBSLO: First Bank of San Luis Obispo.

FDI Act: Federal Deposit Insurance Act

FDIC: Federal Deposit Insurance Corporation

FDICIA: Federal Deposit Insurance Corporation Improvement Act.

FDIRA: Federal Deposit Insurance Reform Act of 2006

FH Act: Fair Housing Act

FHLB: Federal Home Loan Bank.

FHLMC: Federal Home Loan Mortgage Corporation

FICO: Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the DIF

FIN 48: FASB Interpretation No. 48

FNB: First National Bank of Central California.

FNMA: Federal National Mortgage Association

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

Investment grade: A rating of an investment security which is graded BBB- or better by Standard & Poor or Baa3 or better at Moody’s.

IRA: Individual Retirement Accounts

IRC: Internal Revenue Code

IRS: Internal Revenue Service.

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

NFIA: National Flood Insurance Act

NOW: Interest-bearing checking accounts.

NPL: Nonperforming Loans.

OCC: Office of the Comptroller of the Currency

OCI: Other Comprehensive Income.

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

RESPA: Real Estate Settlement Procedures Act

REWA: R.E. Wacker Associates.

RT: Refund transfer.

RWA: Risk Weighted Assets.

Sarbanes-Oxley Act: In 2002, the Sarbanes-Oxley Act (“SOX”) was enacted as Federal legislation.  This legislation imposes a number of new requirements on financial reporting and corporate governance on all corporations.

SBA: Small Business Administration.

SBB: San Benito Bank.

SBB&T: Santa Barbara Bank & Trust.

SBNB: Santa Barbara National Bank

SEC: Securities and Exchange Commission.

SFAS: Statement of Financial Accounting Standard.

SOX: See Sarbanes-Oxley Act

SVNB: South Valley National Bank.

TARP: Troubled Asset Relief Program

TARP CPP: TARP Capital Purchase Program

Term Investment Option (TIO): An investment opportunity offered to participants that have treasury tax and loans with the Federal Reserve Bank.

TDR: Troubled debt restructure, restructured loans

The Company: Pacific Capital Bancorp, which is a bank holding company.

TILA: Truth in Lending Act

TIO: FRB’s Term investment option

TLGP: FDIC’s Temporary Liquidity Guarantee Program

TT&L: Treasury Tax and Loans.

Veritas: Veritas Wealth Advisors, a limited liability company.

VEBA: Voluntary Employees’ Beneficiary Association

Weighted average rate: Total interest divided by the computed daily weighted average balance.

Wholesale borrowing: Borrowings from other financial institutions.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements of this quarterly report on Form 10-Q.

ITEM 1A.	RISK FACTORS

The 2008 Form 10-K includes detailed disclosure about the risks faced by the Company’s business.  Such risks have not materially changed since December 31, 2008 except as described below:

Regulatory Risk

During the second quarter of 2009, PCB entered into the FRB Memorandum and PCBNA entered into the OCC Memorandum.  See “Item 1-Business-Recent Developments” for a detailed discussion of the terms of the FRB Memorandum and OCC Memorandum.  If PCBNA fails to comply with the OCC Memorandum or if PCB fails to comply with the FRB Memorandum, PCB and PCBNA may be subject to further supervisory enforcement action, which could have a material adverse effect on its results of operations, financial condition and business.  In addition, PCBNA agreed during the second quarter of 2009 to maintain a minimum Tier 1 leverage ratio of 8.5% as of June 30, 2009 and 9.0% as of September 30, 2009, and a minimum total risk based capital ratio of 11.0% as of June 30, 2009 and 12.0% as of September 30, 2009.  At June 30, 2009, PCBNA had a Tier 1 leverage ratio of 5.7% and total risk based capital ratio of 11.2%.  While both of these ratios exceed the minimum ratios required to be classified as “well capitalized” under regulatory guidelines, the Tier 1 leverage ratio was not sufficient to meet the higher level that PCBNA is obligated to maintain under its agreement with the OCC.  As a result, PCBNA may be subject to further supervisory action, which could have a material adverse effect on its results of operations, financial condition and business.

Dividends from the Bank

The principal source of funds from which PCB services its debt and pays its obligations and dividends is the receipt of dividends from PCBNA.  The availability of dividends from PCBNA is limited by various statutes and regulations.  It is also possible, depending upon the financial condition of PCBNA and other supervisory factors, that the OCC or FRB could restrict or prohibit PCBNA from paying dividends to PCB.  In this regard, and as a result of the OCC Memorandum and FRB Memorandum, both OCC and FRB approval will now be required before PCBNA can pay dividends to PCB.  In the event that PCBNA is unable to pay dividends to PCB, PCB in turn may not be able to service its debt, pay its obligations or pay dividends on its outstanding equity securities, which would adversely affect PCB’s business, financial condition, results of operations and prospects.  The Company has requested approval by the FRB to allow PCBNA to reimburse PCB for all management fees and expenses, and has received such approval from the FRB.  The Company is not required to request further approvals for the reimbursement of management fees and expenses for the foreseeable future.

Change in Capital Classification

As of June 30, 2009, the Company and PCBNA each met the minimum ratios required to be classified as “well-capitalized” under the prompt corrective action and regulatory capital regulations.  However, there is a substantial risk that the Company and PCBNA will fail to meet such requirements in future periods unless the Company is successful in executing on its three-year capital and strategic plan.  If PCBNA’s regulatory capital position were to deteriorate such that it was classified as

“adequately capitalized,” it might not be able to use brokered deposits as a source of funds.  A “well-capitalized” institution may accept brokered deposits without restriction.  An “adequately capitalized” institution must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits.  In addition, certain interest-rate limits apply to the financial institution’s brokered and solicited deposits.  Although an institution could seek permission from the FDIC to accept brokered deposits if it were no longer considered to be “well-capitalized,” the FDIC may deny permission, or may permit the institution to accept fewer brokered deposits than the level considered desirable.  If PCBNA’s level of deposits were to be reduced, either by the lack of a full brokered deposit waiver or by the interest rate limits on brokered or solicited deposits, we anticipate that PCBNA would reduce its assets and, most likely, curtail its lending activities.  Other possible consequences of classification as an “adequately capitalized” institution include the potential for increases in borrowing costs and terms from the FHLB and other financial institutions and increases in FDIC insurance premiums.  Such changes could have a material adverse effect on the Company’s results of operations, financial condition and business.

Pursuit of Strategic Alternatives

On July 30, 2009, the Company announced that it has initiated a process to identify and evaluate a broad range of strategic alternatives to further strengthen its capital base and enhance shareholder value.  As part of this process, the Company has retained Sandler O’Neill + Partners, L.P. to serve as financial advisor.  There can be no assurance that the exploration of strategic alternatives will result in any transaction.  During the process, there may be risks that certain customers, employees, and shareholders may react negatively to the uncertainty of the process.  The pursuit of strategic alternatives may also involve significant expenses and management time and attention.

Deferral of Interest on Trust Preferred Securities

In the second quarter of 2009, the Company elected to defer regularly scheduled interest payments on its outstanding $69.4 million of junior subordinated notes relating to its trust preferred securities.  As a result, it is likely that the Company will not be able to raise money through the offering of debt securities until it becomes current on those obligations.  This may also adversely affect the Company’s ability to obtain debt financing on commercially reasonable terms, or at all.  As a result, the Company will likely have greater difficulty in obtaining financing and, thus, will have fewer sources to enhance its capital and liquidity position.  In addition, if the Company defers interest payments on the junior subordinated notes for more than 20 consecutive quarters, the Company would be in default under the governing agreements for such notes in and the amount due under such agreements would be immediately due and payable.

Additional Capital May be Necessary

If the Company’s current rate of operating losses continue the Company’s existing capital resources will not satisfy its capital requirements for the foreseeable future and will not be sufficient to offset any additional problem assets.   Further, should the Company’s asset quality erode and require significant additional provision for credit losses, resulting in additional net operating losses, the Company’s capital levels will decline and it will need to raise capital to maintain its well-capitalized status and to satisfy its agreements with the regulators.  The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the Company’s control, and on the Company’s financial performance.  Accordingly, the Company cannot be certain of its ability to raise additional capital if needed or on acceptable terms.  If the Company cannot raise additional capital when needed, its results of operations and financial condition could be materially and adversely affected. In addition, if the Company were to raise additional capital through the issuance of additional shares, its stock price could be adversely affected, depending on the terms of any shares it were to issue.

Rating Agency Downgrades

The major credit agencies regularly evaluate the Company’s creditworthiness and assign credit ratings to the Company and the Bank.  The agencies’ ratings are based on a number of factors, some of which are not within the Company’s control.  In addition to factors specific to the financial strength and performance of the Company and the Bank, the agencies also consider conditions affecting the financial services industry generally.  On July 31, 2009, Moody’s Investor Services downgraded the ratings of the Company from Baa1 to Caa1, the long term deposits of the Bank from Baa3 to B1, the financial strength of the Bank from D+ to E+, and the short-term debt of the Bank from Prime-3 to Not Prime, and the long-term debt of the Bank remains on review for possible downgrade.  On July 31, 2009, DBRS downgraded the ratings of the Company from BB (high) to B, the senior debt of the Company from BB (high) to B, and the deposits and senior debt of the Bank from BBB to BB, and all ratings remain Under Review with Negative Implications.  These lower ratings, and any further ratings downgrades, could make it more difficult for us to access the capital markets going forward, as the cost to borrow or raise debt or equity capital could become more expensive.  Although the cost of the Bank’s primary funding sources (deposits and FHLB borrowings) is not influenced directly by the Bank’s credit ratings, no assurance can be given that PCB and the Bank’s credit rating will not have any impact on the Bank’s access to deposits and FHLB borrowings.  Long-term debt ratings also factor into the calculation of deposit insurance premiums, and a reduction in the Bank’s ratings would increase premiums and expense.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company’s Board of Directors did not declare a dividend on the Company’s Series B Fixed Rate Cumulative Perpetual Preferred Stock for the second quarter of 2009.  As of the date of the filing of this report, unpaid cumulative dividends on the Series B Fixed Rate Cumulative Perpetual Preferred Stock were $2.3 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on April 30, 2009.  A total of 47,176,965 shares of common stock were outstanding and entitled to vote as of March 2, 2009, the record date for this meeting.  The following matters were submitted to a vote of the stockholders:

Proposal 1:	Election of ten (10) directors to serve for a term of one year; and

Proposal 2:	Ratification of the selection of Ernst & Young LLP as the Company’s independent registered accounting firm for the year ending December 31, 2009.

Proposal 3:	Approval of a non-binding advisory proposal approving the compensation of the Company’s Named Executive Officers in the proxy statement.

The results of the voting were:

Proposal 1:	At this meeting, each of the following nominees was elected to serve on the Company’s Board of Directors until the next Annual Meeting and until his or her successor is elected and qualified:

NAME	FOR	WITHHELD
Edward E. Birch	35,522,048	4,917,044
Richard S. Hambleton, Jr.	36,416,935	4,022,157
D. Vernon Horton	34,579,686	5,859,406
Roger C. Knopf	35,653,755	4,785,337
Robert W. Kummer, Jr.	36,297,017	4,142,075
Clayton C. Larson	34,471,711	5,967,381
George S. Leis	35,534,052	4,905,039
John R. Mackall	34,735,784	5,703,308
Richard A. Nightingale	37,066,726	3,372,366
Kathy J. Odell	36,295,750	4,143,342

Proposal 2:	At this meeting, the Company’s stockholders approved the ratification of Ernst & Young LLP as the Company’s independent registered accounting firm for the year ending December 31, 2008:

FOR	AGAINST	ABSTAIN
39,966,549	271,908	200,634

Proposal 3:	At this meeting, the Company’s stockholders approved a non-binding advisory proposal approving the compensation of the Company’s Named Executive Officers in the proxy statement.

FOR	AGAINST	ABSTAIN
33,186,217	5,832,396	1,419,478

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.1	Certification of George S. Leis

	31.2	Certification of Stephen V. Masterson

32.	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	32.1	Certification of George S. Leis and Stephen V. Masterson

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ George S. Leis	August 10, 2009
George S. Leis President and Chief Executive Officer

/s/ Stephen V. Masterson	August 10, 2009
Stephen V. Masterson Executive Vice President and Chief Financial and Operating Officer