Form 10-Q
period 2009-09-30
PACIFIC CAPITAL BANCORP /CA/
filed 2009-11-09
CIK 357264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

Number of shares of common stock of the registrant outstanding as of October 30, 2009: 46,732,258

PART I. FINANCIAL INFORMATION		3

Forward-looking statements		3

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and as of December 31, 2008	4

	Consolidated Statements of Operations (unaudited)	5

	Consolidated Statements of Comprehensive (Loss)/Income (unaudited)	6

	Consolidated Statements of Cash Flows (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

The financial statements included in this Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64

Item 4.	Controls and Procedures	67

Glossary		68

PART II. OTHER INFORMATION		71

Item 1.	Legal Proceedings	71

Item 1A.	Risk Factors	71

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 3.	Defaults Upon Senior Securities	73

Item 4.	Submission of Matters to a Vote of Security Holders	73

Item 5.	Other Information	74

Item 6.	Exhibits	74

SIGNATURES		75

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

Certain statements contained in Pacific Capital Bancorp’s (“the Company”) Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of continued loan and deposit growth, improved credit quality, the health of the capital markets, the Company’s de novo branching and acquisition efforts, the operating characteristics of the Company’s income tax refund loan and transfer programs and the economic conditions within its markets.  These forward-looking statements involve certain risks and uncertainties, many of which are beyond the Company’s control.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, (1) increased competitive pressure among financial services companies; (2) changes in the interest rate environment reducing interest margins or increasing interest rate risk; (3) deterioration in general economic conditions, internationally, nationally or in California; (4) the occurrence of terrorist acts or natural disasters, such as earthquakes; (5) reduced demand for or earnings derived from the Company’s refund anticipation loan (“RAL”) and refund transfer (“RT”) programs; (6) legislative or regulatory changes or litigation adversely affecting the businesses in which the Company engages; (7) unfavorable conditions in the capital markets; (8) challenges in opening additional branches, integrating acquisitions or introducing new products or services; (9) the possibility that the Company may not be able to achieve the higher minimum capital ratios it has agreed to maintain with the Office of the Comptroller of the Currency (“OCC”), and (10) other risks detailed in reports filed by the Company with the Securities and Exchange Commission (“SEC”).  Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.  For a more detailed description of the risk factors associated with the Company’s businesses, please refer to Part II, Item 1A of this Form 10-Q, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

This discussion should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K (“2008 10-K”).  Terms and acronyms used throughout this document are defined in the glossary on pages 68 through 70.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (unaudited)	December 31, 2008
	(in thousands, except per share amounts)
Assets:
Cash and due from banks	$38,374	$79,367
Interest-bearing demand deposits in other financial institutions	965,894	1,859,154

Cash and cash equivalents	1,004,268	1,938,521
Investment securities—trading, at fair value	5,990	213,939
Investment securities—available-for-sale, at fair value; amortized cost of $1,250,107 at September 30, 2009 and $1,152,060 at December 31, 2008	1,298,340	1,178,743
Loans:
Held for sale, at lower of cost or fair value	20,128	11,137
Held for investment, net of allowance for loan loss of $269,389 at September 30, 2009 and $140,908 at December 31, 2008	5,104,551	5,623,948

Total loans	5,124,679	5,635,085
Premises and equipment, net	77,644	78,608
Goodwill and other intangible assets	9,106	138,528
Other assets	384,259	389,596

Total assets	$7,904,286	$9,573,020

Liabilities:
Deposits:
Non-interest bearing	$1,185,903	$981,944
Interest-bearing	4,339,250	5,606,758

Total deposits	5,525,153	6,588,702
Securities sold under agreements to repurchase and Federal funds purchased	328,692	342,157
Long-term debt and other borrowings	1,539,211	1,740,240
Other liabilities	113,469	113,484

Total liabilities	7,506,525	8,784,583

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock—no par value; $1,000 per share stated value; 1,000 authorized, 181 issued and outstanding	176,529	175,907
Common stock—no par value; $0.25 per share stated value; 100,000 authorized; 46,725 shares issued and outstanding at September 30, 2009 and 46,617 at December 31, 2008	11,686	11,659
Surplus	122,714	120,137
Retained Earnings	57,935	471,531
Accumulated other comprehensive income	28,897	9,203

Total shareholders’ equity	397,761	788,437

Total liabilities and shareholders’ equity	$7,904,286	$9,573,020

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three-Months Ended September 30		Nine-Months Ended September 30
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Interest income:
Loans	$75,691	$88,109	$383,753	$371,358
Investment securities—trading	374	2,484	5,061	4,121
Investment securities—available-for-sale	9,909	12,021	32,838	39,366
Other	542	119	2,339	2,281

Total interest income	86,516	102,733	423,991	417,126

Interest expense:
Deposits	19,874	18,565	76,481	65,377
Securities sold under agreements to repurchase and Federal funds purchased	2,156	3,444	8,019	9,859
Long-term debt and other borrowings	13,832	19,902	47,286	55,516

Total interest expense	35,862	41,911	131,786	130,752

Net interest income:	50,654	60,822	292,205	286,374
Provision for loan losses	42,363	63,962	390,568	149,523

Net interest income/(loss) after provision for loan losses	8,291	(3,140)	(98,363)	136,851

Non-interest income:
Service charges and fees	6,473	6,926	21,125	24,075
Trust and investment advisory fees	4,999	6,308	15,856	19,477
Refund transfer fees	525	385	68,076	68,576
Gain on sale of RALs, net	—	—	—	44,580
(Loss)/gain on securities, net	(23)	(487)	241	(422)
Other	773	3,569	4,440	7,888

Total non-interest income	12,747	16,701	109,738	164,174

Non-interest expense:
Salaries and employee benefits	27,839	29,118	93,456	96,108
Occupancy expenses, net	6,626	6,462	19,894	20,198
Goodwill impairment	—	22,068	128,710	22,068
Refund program fees	—	360	47,428	58,439
Other	27,921	24,124	112,453	71,812

Total non-interest expense	62,386	82,132	401,941	268,625

(Loss)/income before provision for income taxes	(41,348)	(68,571)	(390,566)	32,400
(Benefit)/provision for income taxes	(3,111)	(21,070)	13,237	13,311

Net (loss)/income	(38,237)	(47,501)	(403,803)	19,089

Dividends and accretion on preferred stock	2,511	—	7,452	—

Net (loss)/income available to common shareholders	$(40,748)	$(47,501)	$(411,255)	$19,089

(Loss)/income per common share—basic	$(0.87)	$(1.03)	$(8.81)	$0.41
(Loss)/income per common share—diluted (Note 2)	$(0.87)	$(1.03)	$(8.81)	$0.41
Average number of common shares—basic	46,723	46,197	46,680	46,169
Average number of common shares—diluted (Note 2)	47,234	46,624	47,189	46,526
Dividends declared per common share	$—	$0.22	$0.11	$0.66

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net (loss)/income	$(38,237)	$(47,501)	$(403,803)	$19,089

Other comprehensive income/(loss), net:
Unrealized gain/(loss) on securities available-for-sale (“AFS”), net	22,572	(10,996)	20,313	(19,773)
Impairment loss on securities included in earnings, net	—	462	3	2,406
Realized loss on sale and calls of AFS securities included in earnings, net	299	37	1,790	34
Postretirement benefit obligation arising during period, net	146	(35)	438	(104)
Transition adjustment to initially apply FASB ASC 320-10-65-1, net	—	—	(2,850)	—

Total other comprehensive income/(loss)	23,017	(10,532)	19,694	(17,437)

Comprehensive (loss)/income	$(15,220)	$(58,033)	$(384,109)	$1,652

The amounts reclassified out of accumulated other comprehensive income into earnings for the three and nine month periods ended September 30, 2009 were $299,000 and $2.9 million, respectively.  These reclassifications are pre-tax losses on sales and calls of AFS securities.  The income tax benefit related to the nine months ended September 30, 2009 was $1.1 million.  There was no income tax benefit related to the three months ended September 30, 2009, due to the Company projecting a cumulative pretax loss for the three year period of January 1, 2007 through December 31, 2009.  As result, Management is not expecting to reduce amounts that have been paid or will be paid to tax authorities, as discussed in Note 9, “Deferred Tax Asset and Tax Provision” of these Consolidated Financial Statements.  The amounts reclassified out of accumulated other comprehensive income into earnings for the three and nine month periods ended September 30, 2008 were $861,000 and $4.2 million, respectively.  The income tax benefit related to these amounts were $362,000 and $1.8 million for the three and nine months periods ended September 30, 2008, respectively.

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine-Months Ended September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net (loss)/income	$(403,803)	$19,089
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Provision for loan losses	390,568	149,523
Depreciation and amortization	14,873	18,210
Stock-based compensation	2,672	3,474
Excess tax benefit of stock-based compensation	—	(48)
Net amortization of discounts and premiums for investment securities	(4,800)	(7,317)
Goodwill impairment	128,710	22,068
Loans originated for sale and principal collections, net	20,128	13,383
(Gains)/losses on:
Securities, AFS	2,875	4,210
Sale of loans, net	(236)	(45,572)
Sale of Other real estate owned, net	348	—
Futures	(402)	—
Changes in:
Other assets	2,071	(54,234)
Other liabilities	(4,300)	21,302
Trading securities, net	207,949	(55,695)
Servicing rights, net	(224)	226

Net cash provided by operating activities	356,429	88,619

Cash flows from investing activities:
Proceeds from loan sales	125,636	2,125,822
Proceeds from sales of AFS securities	—	123,565
Principal pay downs, calls and maturities of AFS securities	1,124,243	367,935
Purchase of AFS securities	(1,220,365)	(331,500)
Loan originations and principal collections, net	(25,690)	(2,606,217)
Purchase of Federal Home Loan Bank stock	(705)	(10,785)
Purchase of premises and equipment, net	(7,569)	(8,952)
Proceeds from sale of other real estate owned	4,592	420

Net cash provided/(used) by investing activities	142	(339,712)

Cash flows from financing activities:
Net decrease in deposits	(1,063,549)	(23,160)
Net (decrease)/increase in short-term borrowings	(80,469)	84,888
Proceeds from long-term debt and other borrowings	275,000	495,000
Re-payment of long-term debt and other borrowings	(414,442)	(239,230)
Excess tax benefit of stock-based compensation	—	48
Proceeds from stock transactions	27	287
Cash dividends paid on common stock	(5,189)	—
Cash dividends paid on preferred stock	(2,107)	(30,763)
Other, net	(95)	(81)

Net cash (used)/provided by financing activities	(1,290,824)	286,989

Net (decrease)/increase in cash and cash equivalents	(934,253)	35,896
Cash and cash equivalents at beginning of period	1,938,521	141,086

Cash and cash equivalents at end of period	$1,004,268	$176,982

(continued)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(continued from previous page)

	Nine-Months Ended September 30,
	2009	2008
	(in thousands)
Supplemental disclosure:
Cash paid during the period for:
Interest	$137,564	$129,940
Income taxes	(11,058)	46,552
Non-cash investing activity:
Transfers to other real estate owned, net	35,968	1,824
Net transfers from loans held for investment to loans held for sale	127,942	150,013
Transfers from loans held for sale to trading securities (Note 5)	—	68,343
Transfers from loans held for sale to AFS securities (Note 5)	2,660	—
Non-cash financing activity:
Preferred stock dividends declared not paid	5,726	—

See the accompanying notes.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements and notes included in this 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Nature of Operations

PCB is a bank holding company organized under the laws of the state of California.  PCB provides a full range of commercial and consumer banking services to households, professionals, and businesses through its wholly-owned subsidiary Pacific Capital Bank, National Association (“PCBNA” or “the Bank”).  These banking services include depository, lending, and wealth management services.  PCBNA’s lending products include commercial, consumer, commercial and residential real estate loans and Small Business Administration (“SBA”) loans.  PCBNA is also one of the largest nationwide providers of financial services related to the electronic filing of income tax returns including the RAL and RT business products.  Depository services include checking, interest-bearing checking (“NOW”), money market (“MMDA”), savings, and certificate of deposit (“CD”) accounts, as well as safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashiers checks.  PCBNA offers a wide range of wealth management services through the Commercial & Wealth Management Group which includes two wholly-owned subsidiaries, Morton Capital Management (“MCM”) and R.E. Wacker Associates, Inc. (“REWA”) and a 20% non-controlling interest in Veritas Wealth Advisors, LLC (“Veritas”), a registered investment advisor.

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

The Company incurred a net loss available for common shareholders of $411.3 million for the nine months ended September 30, 2009. As described in Note 17, “Credit Ratings” of these Consolidated Financial Statements, the Company’s ratings were downgraded by the major rating agencies. Also, as further described in the Note 16, “Regulatory Matters” of these Consolidated Financial Statements as of September 30, 2009, the Bank was not in compliance with its Individual Minimum Capital Ratios (“IMCR”) required by the banking regulators, and accordingly, may be subject to further adverse regulatory action. The accompanying interim financial statements do not reflect the impact, if any, of these conditions, including potential regulatory actions.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“FASB ASC”), as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements.  Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB ASC became effective for the Company on September 30, 2009, and supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the FASB ASC became non-authoritative.  The FASB ASC does not change or alter existing GAAP and, therefore, the adoption of the FASB ASC did not impact the Company’s Consolidated Financial Statements.

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

PCBNA also retains ownership in several low-income housing tax credit partnerships (“LIHTCP”) that generate tax credits.  These partnerships are considered variable interest entities and are not consolidated into these Consolidated Financial Statements.  At September 30, 2009, the Company had $44.4 million invested in these partnerships with $8.5 million of unfunded commitments which will be disbursed in future periods.  At September 30, 2009, an other-than-temporary impairment of these investments was recognized in other expense of $8.9 million based on the fair value of the LIHTCP investments.  These investments historically have played a significant role in meeting the Bank’s Community Reinvestment Act (“CRA”) requirements as well as providing tax credits to reduce the Company’s taxable income.  Given the uncertainty of the Company’s future taxable income and its ability to utilize the tax credits from the investments in LIHTCP, Management obtained fair value indications for these LIHTCP investments through LIHTCP asset managers and determined that the carrying value had declined and exceeded the fair value at September 30, 2009 and, determined that these investments were other-than-temporarily impaired and recorded an impairment in Other Expense of the Company’s Consolidated Statement of Operations.

PCBNA has a 20% non-controlling interest in Veritas of $1.0 million of equity at risk.  For the three and nine month periods ended September 30, 2009, Veritas had an immaterial loss.  PCBNA’s share of Veritas’ loss is included in the Company’s Consolidated Financial Statements using the equity method.

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

Goodwill

During the second quarter of 2009, the Company reviewed its goodwill for impairment in accordance with FASB ASC 350-20-35, Intangibles—Goodwill and Other (“FASB ASC 350-20-35”).  Due to the increasingly uncertain economic environment, significant continued decline in market capitalization, and continued elevated credit losses, the Company fully impaired the goodwill for all reporting units in the amount of $128.7 million.  As a result of the impairment charge recorded in the second quarter of 2009, the Company has no goodwill remaining on its balance sheet.  Further disclosure regarding the impairment of goodwill is in Note 8, “Goodwill” of these Consolidated Financial Statements.

SIGNIFICANT ACCOUNTING POLICIES

Except as noted below, the significant accounting policies have not changed from those described in Note 1, “Summary of Significant Accounting Policies” in the Consolidated Financial Statements of the 2008 10-K.

New Accounting Pronouncements

In December 2007, the FASB issued a new accounting standard for accounting for Business Combinations and Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements.  These new accounting standards were required to be adopted concurrently and they are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement is in effect for the calendar year beginning January 1, 2009.  There was no material impact on the Company’s financial condition or results of operations from adoption of these accounting pronouncements.

In March 2008, the FASB issued a new accounting standard that requires additional Disclosures about derivative instruments and hedging activities.  This new accounting standard amends and expands the disclosure requirements of for derivative instruments and hedging activities and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements.  This new standard is effective for fiscal years and interim periods beginning after November 15, 2008.  Management increased the disclosures for the derivative instruments held in the 2008 10-K Consolidated Financial Statements to comply with this new standard.  The derivative holdings are not material to the Company’s financial statements and, therefore the Company is not presenting additional disclosures in accordance with SFAS 161 for interim financial statements.

In April 2008, the FASB issued new accounting guidance for determination of the Useful Life of Intangible Assets and modifies the requirement for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset.  This accounting guidance replaces the previous useful-life assessment criteria with a requirement that an entity shall consider its own experience in renewing similar arrangements.  If the entity has no relevant experience, it would consider market participant assumptions regarding renewal.  This new guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company adopted this standard and it did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2008, the FASB issued new guidance for determining whether instruments granted in share-based payment transactions are participating securities.  This new guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in the previously issued accounting guidance for earnings per share calculations.” Under the new guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  This new guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  All prior-period earnings per share data presented shall be adjusted retrospectively.  The Company adopted this standard and it did not have a material impact on the Company’s Consolidated Financial Statements.

On April 9, 2009, the FASB finalized three amendments regarding the accounting treatment for investments.  These amendments changed the method for determining if an other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement.  The changes brought about by these new accounting guidance provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event.  A summary of the new accounting guidance are as follows:

1.

Determining Fair Value When the Volume and Level of Activity for the Assets or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides additional guidelines for estimating fair value in accordance with the principles presented in FASB ACS 820, Fair Value Measurements when the volume and level of activity for the asset or liability have significantly decreased and identification of circumstances that indicate a transaction is not orderly.

2.

Recognition and Presentation of other-than-temporary impairments amends OTTI guidance in U.S. GAAP for debt securities to make the guidance more operational and improves the presentation and disclosure of OTTI on debt and equity securities in financial statements.  The transition adjustment required to adopt this standard was $2.9 million, after tax which was reclassified from retained earnings to other comprehensive income (“OCI”) at June 30, 2009.

3.

Interim Disclosures about Fair Value of Financial Instruments enhances consistency in financial reporting by increasing the frequency of fair value disclosures to interim and annual financial reports of publicly traded companies.

These amendments are effective for financial statements issued for periods ending after June 15, 2009, with early adoption permissible for the first quarter of 2009.  The Company elected not to early adopt any of the above amendments.  Management has adopted these new accounting standards and there was not a material impact on the results of operations and financial position for the Company.

In May 2009, FASB issued additional disclosure as it relates to subsequent events with the objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This new standard sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This new standard was effective for interim and annual financial reports for periods ending after June 15, 2009.  The Company adopted this standard on June 30, 2009.  The Company has completed an evaluation of subsequent events through November 9, 2009, the date of this filing.  At the date of this filing, there are no subsequent events disclosed in these Consolidated Financial Statements.

In June 2009, FASB issued a new standard for the Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.  The objective of this new standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  This new standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Management has not completed its evaluation of the financial impact of this new accounting standard.

In June 2009, FASB issued amendments to an existing FASB Interpretation for the consolidating of financial information for variable interest entities.  The objective of this new standard is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This new standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Management has not completed its evaluation of the financial impact of this new accounting standard.

2. EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share.  The denominator of the diluted earnings per share includes the effect of dilutive stock options and restricted stock option grants when the Company reports net income.  When the Company reports a net loss there is no dilution of income and therefore, diluted loss per common share is calculated using basic weighted average shares outstanding.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Net (loss)/income	$(38,237)	$(47,501)	$(403,803)	$19,089
Less: Dividends and accretion on preferred stock	2,511	—	7,452	—

Net (loss)/income available to common shareholders	$(40,748)	$(47,501)	$(411,255)	$19,089

Basic weighted average shares outstanding	46,723	46,197	46,680	46,169
Dilutive effect of stock options	511	427	509	357

Diluted weighted average shares outstanding	47,234	46,624	47,189	46,526

(Loss)/ income per common share—basic	$(0.87)	$(1.03)	$(8.81)	$0.41
(Loss)/ income per common share—diluted	$(0.87)	$(1.03)	$(8.81)	$0.41

For the three months ended September 30, 2009 and 2008, the average outstanding unexercised stock options of 1.2 million and 1.4 million shares, respectively, were not included in the computation of earnings per share because they were antidilutive.  For the nine months ended September 30, 2009 and 2008, the average outstanding unexercised stock options of 1.3 million and 1.3 million shares, respectively, were not included in the computation of earnings per share because they were antidilutive.

3. SECURITIES

The amortized cost and estimated fair value of investment securities was as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Trading Securities:
Mortgage-backed securities (3)	$5,990	$—	$—	$5,990

Total trading securities	5,990	—	—	5,990

Available-for-Sale:
U.S. Treasury obligations (1)	11,248	292	—	11,540
U.S. Agency obligations (2)	656,252	9,249	(493)	665,008
Collateralized mortgage obligations (4)	118,775	473	(2,429)	116,819
Mortgage-backed securities (3)	167,244	13,591	—	180,835
Asset-backed securities	1,962		(1,046)	916
State and municipal securities	294,626	30,247	(1,651)	323,222

Total available-for-sale securities	1,250,107	53,852	(5,619)	1,298,340

Total Securities	$1,256,097	$53,852	$(5,619)	$1,304,330

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Trading Securities:
Mortgage-backed securities (3)	$213,939	$—	$—	$213,939

Total trading securities	213,939	—	—	213,939

Available-for-Sale
U.S. Treasury obligations (1)	36,826	649	—	37,475
U.S. Agency obligations (2)	590,471	9,767	(108)	600,130
Collateralized mortgage obligations (4)	20,731	142	(3,781)	17,092
Mortgage-backed securities (3)	203,141	9,115	—	212,256
Asset-backed securities	1,962	—	(928)	1,034
State and municipal securities	298,929	17,042	(5,215)	310,756

Total available-for-sale securities	1,152,060	36,715	(10,032)	1,178,743

Total Securities	$1,365,999	$36,715	$(10,032)	$1,392,682

(1)	U.S. Treasury obligations are securities that are backed by the full faith and credit of the United States government.

(2)

U.S. Agency obligations are general obligations that are not backed by the full faith and credit of the United States government.  They consist of obligations of Government Sponsored Enterprises issued by the Federal Farm Credit Banks, Federal Home Loan Banks, and Tennessee Valley Authority.

(3)

Mortgage-backed securities are securitized mortgage loans that consist of obligations of Government Sponsored Enterprises which guarantee the collection of principal and interest payments.  The securities primarily consist of securities issued by Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”).

(4)

Collateralized mortgage obligations (“CMO”)’s are securities which pool together mortgages and separates them into short, medium, or long term positions called tranches. The CMO’s in the table above primarily consist of securities issued by Government National Mortgage Association (“GNMA”)’s, FNMA, FHLMC, and private label.

Trading Securities

At September 30, 2009, the Company held $6.0 million of trading securities, a decrease of $207.9 million since December 31, 2008.  This decrease was primarily from the sale of mortgage-backed securities (“MBS”) of $172.6 million during the second and third quarters of 2009.  The gain on sale of MBS for the third quarter of 2009 was $3.1 million and $7.5 million for the year to date period ended September 30, 2009.  In 2008, there were no sales of securities from the trading portfolio during the third quarter and there was a gain on sale of $2.3 million for the year to date period ended September 30, 2008.  For the three and nine months ended September 30, 2009, compared to the same periods in 2008, the market value of the securities held in the trading portfolio decreased by $3.3 million and $6.4 million, respectively.  The decrease in fair value was mostly attributable to the sale of a majority of the trading portfolio and offset by the gain on sale of the trading portfolio.  The valuation change and gain on sale of securities was recorded in non-interest income.

As discussed in the 2008 10-K, Note 22, “Derivative Instruments”, the Company had $50.0 million of treasury future contracts which were entered into in the third quarter of 2008.  On April 17, 2009, the Treasury future contracts expired and were not renewed.

Available for Sale (“AFS”) Securities

At September 30, 2009, the Company held $1.30 billion of AFS Securities, an increase of $119.6 million since December 31, 2008.  A majority of this increase was due to purchases of CMO, U.S. Agency security purchases and an increase in market value.

At April 1, 2009, the Company adopted the new OTTI accounting standard and identified $6.0 million of OTTI recognized in earnings for MBS that the Company currently held.  Of the $6.0 million of OTTI recognized in earnings in prior periods, Management identified $4.9 million attributable to market/non-credit losses to be reclassified from retained earnings to OCI as the transition adjustment with the remaining $1.1 million attributable to credit loss.  This amount was determined by comparing the present value of future cash flows to the expected cash flows to be received on an amortized cost basis including interest.  Prior to reclassifying the $4.9 million from retained earnings to OCI, an adjustment for the corporate effective tax rate or $2.1 million was made.  After tax, the net the transition adjustment was determined to be a $2.9 million increase to retained earnings and a $2.9 million decrease to OCI at June 30, 2009.

The AFS securities that are in an unrealized loss position and temporarily impaired as of September 30, 2009 and December 31, 2008 are shown in the following table:

	September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasury/U.S. Agencies	$123,524	$(493)	$—	$—	$123,524	$(493)
Municipal bonds	1,900	(114)	13,317	(1,537)	15,217	(1,651)
Collateralized mortgage obligations	50,645	(565)	11,053	(1,864)	61,698	(2,429)
Asset-backed securities	—	—	916	(1,046)	916	(1,046)

Total	$176,069	$(1,172)	$25,286	$(4,447)	$201,355	$(5,619)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasury/U.S. Agencies	$116,348	$(108)	$—	$—	$116,348	$(108)
Municipal bonds	78,816	(4,057)	7,351	(1,158)	86,167	(5,215)
Collateralized mortgage obligations	8,352	(2,986)	3,075	(795)	11,427	(3,781)
Asset-backed securities	1,034	(928)	—	—	1,034	(928)

Total	$204,550	$(8,079)	$10,426	$(1,953)	$214,976	$(10,032)

The $5.6 million and $10.0 million of unrealized losses for the AFS portfolio as of September 30, 2009 and December 31, 2008, respectively, are a result of market interest rate fluctuations.  The fair value is based on current market prices obtained from independent sources for each security held.  The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the most recent ratings on all securities are investment grade.  Management is aware of one Asset Backed Security (“ABS”) with a fair value of $916,000 held in the AFS portfolio that has some sub-prime home equity loans as the underlying collateral.  This ABS currently has a split rating with S&P providing the highest investment grade rating of AAA and Baa1 by Moodys.  The change in rating by Moodys from AAA to Baa1 occurred on July 1, 2009.  Since June 30, 2009, the security has increased in value from $832,000 to $916,000.

Management has determined that there is not a credit loss component associated with all securities that are currently in a loss position.  Management does not intend to sell any of the securities in a loss position nor are there any securities in a loss position that would require Management to sell them at September 30, 2009.  As such, Management does not believe that there are any securities that are other-than-temporarily impaired as of September 30, 2009.

Securities by Maturity

The following table provides a summary of the scheduled maturity of the securities held by the Company at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Trading securities:
In one year or less	$614	$614	$—	$—
After one year through five years	—	—	73,241	73,241
After five years through ten years	—	—	93,401	93,401
After ten years	5,376	5,376	47,297	47,297

Total trading securities	5,990	5,990	213,939	213,939

Available-for-sale:
In one year or less	155,238	154,396	296,268	296,802
After one year through five years	694,332	713,367	307,369	313,809
After five years through ten years	214,385	229,663	340,919	357,732
After ten years	186,152	200,914	207,504	210,400

Total available-for-sale securities	1,250,107	1,298,340	1,152,060	1,178,743

Total Securities	$1,256,097	$1,304,330	$1,365,999	$1,392,682

Interest Income

Interest income for trading and AFS securities was $10.3 million and $14.5 million for the three month periods ended September 30, 2009 and 2008, respectively.  Interest income from securities classified as taxable for the comparable three month periods ended September 30, 2009 and 2008 was $6.5 million and $11.1 million for the comparable periods and from securities classified as non-taxable was $3.8 million and $3.4 million.

Interest income for trading and AFS securities was $37.9 million and $43.5 million for the nine month periods ended September 30, 2009 and 2008, respectively.  The interest income from securities classified as taxable and non-taxable for the comparable nine month periods of September 30, 2009 and 2008 was taxable of $26.6 million and $33.9 million for the comparable periods and non-taxable of $11.3 million and $9.6 million, respectively.

Investment in FHLB Stock

The Company’s investment in stock of the Federal Home Loan Bank of San Francisco (“FHLB”) amounted to $72.9 million at September 30, 2009, included in Other assets in the consolidated balance sheet. FHLB did not pay dividends in three of the last five quarters and will not repurchase excess capital stock during the fourth quarter of 2009 as a means to preserve and build their capital. FHLB, in their press-release dated October 29, 2009, reported capital ratios in excess of the required regulatory minimums. Management will continue to monitor the affairs of the FHLB and evaluate the investment in its stock. The FHLB is rated AAA by Moody’s and S&P as of September 30, 2009. No impairment was recognized as of September 30, 2009.

4. LOANS

The composition of the Company’s loans held for investment portfolio is as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Real estate:
Residential—1 to 4 family	$1,049,311	$1,098,592
Multi-family residential	281,931	273,644
Commercial	1,951,929	2,024,532
Construction	444,228	553,307
Commercial loans	1,025,614	1,159,843
Home equity loans	449,269	448,650
Consumer loans	166,329	196,482
RALs	3,000	—
Other	2,329	9,806

Total loans	5,373,940	5,764,856
Allowance for loan losses	269,389	140,908

Net loans	$5,104,551	$5,623,948

Total loans are net of deferred loan origination, commitment and extension fees and origination costs of $5.9 million as of September 30, 2009 and $6.5 million as of December 31, 2008.

Loans Held for Sale

At September 30, 2009, the Company held $20.1 million of loans held for sale compared to $11.1 million at December 31, 2008.  The loans classified as held for sale were residential real estate loans and small business loans guaranteed by the SBA.  At September 30, 2009, the loans held for sale consisted of $14.6 million of residential loans and $5.5 million of SBA loans.  At December 31, 2008, the loans held for sale consisted of $1.1 million of residential real estate loans and $10.0 million of SBA loans.

Impaired Loans

The following table reflects recorded investment in impaired loans:

	September 30, 2009	December 31, 2008
	(in thousands)
Impaired loans with specific valuation allowance	$17,734	$79,939
Valuation allowance related to impaired loans	(7,679)	(17,768)
Impaired loans without specific valuation allowance	211,622	95,273

Impaired loans, net	$221,677	$157,444

Impaired loans were $221.7 million, an increase of $64.2 million when comparing the balance at September 30, 2009 to December 31, 2008.  This increase is mostly attributed to the increase in the commercial real estate impaired loans which were $17.7 million at December 31, 2008 compared to $74.4 million at September 30, 2009, an increase of $56.7 million.  In addition, impaired commercial loans increased by $10.2 million and impaired residential real estate loans increased by $4.1 million since December 31, 2008 compared to September 30, 2009.  These increases were reduced by $10.8 million of impaired construction and land loans which were foreclosed on during 2009.  The increase in impaired loans is due to the continued decline of economic conditions which has caused collateral values to decline.

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance as identified in the table above as “Impaired loans without specific valuation allowance”.  The valuation allowance disclosed above is included in the allowance for loan losses reported in the balance sheets as of September 30, 2009 and December 31, 2008.

The table below reflects the average balance and interest recognized for impaired loans for the three and nine month periods ended September 30, 2009 and 2008.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Average investment in impaired loans for the period	$229,777	$134,029	$208,841	$120,732
Interest recognized during the period for impaired loans	$6,732	$2,886	$17,557	$7,876

The increase in the average balance of impaired loans during the three and nine month periods ended September 30, 2009 compared to the same periods in 2008, is primarily due to the continued downturn of the economy which started in 2008.  A majority of the increase in the average balance of impaired loans for the comparable periods are from commercial real estate loans and commercial loans as discussed above.

Refund Anticipation Loans

Information and disclosures related to RALs and the securitization of RALs are included in Note 6, “RAL and RT Programs” of these Consolidated Financial Statements.

Pledged Loans

At September 30, 2009 and December 31, 2008, loans secured by first trust deeds on residential and commercial property with principal balances totaling $961.6 million and $1.29 billion, respectively, were pledged as collateral to the Federal Reserve Bank of San Francisco (“FRB”); and $2.65 billion and $2.98 billion, respectively, were pledged to the FHLB.  The amount of loans pledged does not represent the amount of outstanding borrowings at the FRB or the FHLB.  The Company pledges loans as collateral for the Company’s borrowings in accordance with the Company’s agreements with the FRB and the FHLB.

Letters and Lines of Credit

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with “off-balance sheet” risk.  Among these financial instruments are commitments to extend credit and standby letters of credit.

The following table represents the contractual commitments for lines and letters of credit at September 30, 2009:

	September 30, 2009
	Total	Less than one year	One to three years	Three to five years	More than five years
	(in thousands)
Unfunded commitments	$1,066,088	$434,169	$155,674	$87,568	$388,677
Standby letters of credit and financial guarantees	123,546	38,501	46,190	28,582	10,273

Total	$1,189,634	$472,670	$201,864	$116,150	$398,950

The Company has recorded a $263,000 liability associated with the unearned portion of the letter of credit fees for these guarantees as of September 30, 2009 compared to $453,000 at December 31, 2008.

The Company has exposure to loan losses from unfunded loan commitments and letters of credit.  As funds have not been disbursed on these commitments, they are not reported as loans outstanding.  Loan losses related to these commitments are not included in the allowance for loan losses reported in Note 7, “Allowance for Loan Losses” of these Consolidated Financial Statements and are accounted for as a separate loss contingency as a liability.  This loss contingency for the unfunded loan commitments and letters of credit was $15.7 million at September 30, 2009, an increase of $7.6 million since December 31, 2008.  Changes to this liability are adjusted through other non-interest expense and are disclosed in the table below as “Additions (reductions), net.”  The increase/(reduction) in the reserve for off balance sheet is further explained in Note 12, “Other Income and Expense” of these Consolidated Financial Statements.

The table below summarizes the activity for this loss contingency:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Beginning balance	$22,625	$4,377	$8,014	$1,107
Additions (reductions), net	(6,961)	2,746	7,650	6,016

Balance	$15,664	$7,123	$15,664	$7,123

5. LOAN SALES AND TRANSACTIONS

During the three and nine months ended September 30, 2009, the Company sold residential real estate, commercial real estate and SBA loans.  During the three months ended September 30, 2008, the Company sold residential real estate and SBA loans.  The Company also sold RALs during the first quarter of 2008.  A summary of the activity is discussed below.

Residential Real Estate Loans

In September 2008, the Company began originating residential real estate loans for sale from the Community Banking segment.  These loans are generally sold within 30 days of origination.  For the three months ended September 30, 2009, and 2008, the Company sold $113.3 million and $10.9 million for a net gain on sale of $516,000 and $106,000, respectively.  Of the residential loans sold for the three months ended September 30, 2009, and 2008, $81.3 million, and $9.4 million were sold with servicing retained and a servicing right of $792,000 and $73,000, respectively, was recorded.  The $113.3 million of residential loans sold during the third quarter of 2009 includes $37.0 million of residential real estate loans that were from the held for investment portfolio.

For the nine months ended September 30, 2009, the Company sold $190.4 million for a net gain on sale of $1.3 million.  Of the residential loans sold during the nine months ended September 30, 2009, $85.4 million were sold with servicing retained and a servicing right of $833,000 was recorded.  The $190.4 million residential loans sold during the nine months ending September 30, 2009 includes $31.1 million residential loans that were sold from the held to investment portfolio.

In September 2009, the Company re-characterized $2.6 million of residential real estate loans from the Community Banking segment to MBS held in the Company’s AFS portfolio with a discounted par amount of $2.6 million.  The Company retained the servicing on the loans sold at a rate of 25 basis points and recognized a servicing right of $33,000.  Any resulting gain or loss for this transaction will be realized by the Company when the securities received in the re-characterization are sold.

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

Commercial Real Estate Loans

During the third quarter of 2009, the Company began selling commercial real estate loans from the loans held for investment portfolio to reduce the concentration of loans secured by commercial real estate.  In the three month period ended September 30, 2009, the Company sold $85.2 million of commercial real estate loans and recognized a loss on sale of $1.3 million.  All of the commercial real estate loans sold were sold with servicing released.

SBA Loans

The Company occasionally sells the guaranteed portion of selected SBA 7(a) loans into the secondary market, on a servicing retained basis.  For the three months ended September 30, 2009, and 2008, the Company sold $4.4 million and $18.0 million of the guaranteed portion of selected SBA 7(a) loans for a net gain on sale of $248,000, and $757,000, and servicing rights of $70,000 and $255,000, respectively were recorded.

For the nine months ended September 30, 2009 and 2008, the Company sold $10.6 million, and $20.3 million of the guaranteed portion of selected SBA 7(a) loans for a net gain on sale of $303,000 and $899,000, and servicing rights of $163,000 and $286,000, respectively were recorded.  As of January 1, 2009, the SBA lending activities are included in the Community Banking Segment.

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

At the date of this Form 10-Q filing, Management did not identify for sale any specific loans in the Company’s held for investment portfolio.

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

The RAL funds advanced by the Bank are generally repaid by the IRS within several weeks.  Therefore, the processing costs and provision for loan loss represent the major costs of these loans.  This cost structure is different than for other loans since usually the cost of funds is the major cost in making a loan.  Because of a RAL’s short duration, the Bank cannot recover the processing costs through interest collected over the term of the loan.  PCBNA has structured the fees to have a fixed component to cover processing costs and a variable component to cover loan losses and the cost of funds.  The customer signs a promissory note which requires the Company to report fees received for RALs as interest income.

Net interest income for the RAL and RT Programs Segment for the three month periods ended September 30, 2009 and 2008 was a loss of $1.2 million and $711,000, respectively.  Net interest income for RALs for the nine month periods ended September 30, 2009 and 2008 was $139.8 million and $103.4 million, respectively.  As discussed above, approximately 90% of the activity occurs in the first quarter each year.

The following table represents RAL originations and net charge-offs:

	Nine-Months Ended September 30,
	2009	2008
	(in thousands)
Originations:
RAL loans retained	$6,060,940	$4,572,061
RAL loans securitized	—	2,205,130

Total	$6,060,940	$6,777,191

Loan losses:
Charge-offs of retained RALs, net	$(75,809)	$(22,717)
Charge-offs of securitized RALs, net	—	(14,914)

Total	$(75,809)	$(37,631)

For the 2008 and 2009 RAL seasons, any outstanding RAL that is determined to be uncollectible at June 30th has been charged-off for the current RAL season.  Regardless of the balance of RALs at June 30th, all RALs are charged-off by December 31st of each year.  At September 30, 2009, the outstanding RAL balance was $3.0 million which accounts for a majority of the recoveries of RALs subsequent to September 30, 2009.  As of the date of this Form 10-Q filing, all of the RALs outstanding at September 30, 2009 have been collected.  There was no allowance for loan loss for RAL at September 30, 2009 and 2008.

Fees Earned on RALs and RTs

The following table summarizes RAL and RT fees:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
RAL Fees:
Total RAL Fees	$—	$—	$151,611	$108,762
% of Total Fees	0%	0%	69%	61%

RT Fees:
Total RT Fees	$525	$385	$68,076	$68,576
% of Total Fees	100%	100%	31%	39%

Total Fees	$525	$385	$219,687	$177,338

Total RAL fees increased by $42.8 million or 39.4% to $151.6 million for the nine months ended September 30, 2009 compared to $108.8 million for the nine months ended September 30, 2008.  This increase was due to the Bank not securitizing and selling RALs in 2009 which contributed approximately $64.1 million to the gain on RAL loans in 2008.  RAL volume decreased by 16% for the comparable nine month periods in 2009 and 2008 which contributed to the decline in fees by approximately $26.7 million including those recognized as a component of the securitization.  Total RT fees decreased by $500,000 due to an increase in volume offset by a decrease in average fee collected of approximately one dollar.  Total RT transactions increased by 164,000 or 2.6% from 6.3 million for the nine months ended September 30, 2008 compared to 6.4 million for the nine months ended September 30, 2009.  Fees earned on RTs are recognized in non-interest income as a separate line item, “Refund transfer fees”.

RAL Allowance and Provision for Loan Losses

RAL provision for loan losses was negative $4.8 million and $3.7 million for the three months ended September 30, 2009 and 2008, respectively due to recoveries of charged-off RALs from previous quarters.  For the nine months ended September 30, 2009 and 2008, RAL provision for loan losses was $75.8 million and $22.7 million, respectively.  The increased provision for loan losses on RALs for the comparable periods is due to the IRS remitting funds differently than in past years and holding-up more tax returns for review pending additional taxpayer information to be provided before processing.  Losses associated with RALs result from the IRS not remitting funds associated with a particular tax return.  This occurs for a number of reasons, including errors in the tax return and tax return fraud.  In addition, $14.9 million of credit losses was included in 2008 gain on sale of RALs as a reduction to the gain.  In addition to the IRS holding-up more tax returns in 2009, since the Company did not securitize RALs in 2009, the allowance for loan losses for RAL is higher than in previous years when the Company securitized RALs.

Refund Anticipation Loan Securitizations

Management was not able to set-up a securitization facility for the 2009 RAL season due to the economic conditions and United States credit crisis during the fourth quarter of 2008.  The securitization used in prior years assisted in removing RALs from the Bank’s balance sheet which helped maintain capital ratios at an adequately capitalized level.  In preparation for the 2009 RAL season and to replace the unavailability of a securitization facility, the Bank raised $1.28 billion of funding through brokered certificates of deposit (“brokered CDs”) and a syndicated funding line of $524 million which was drawn upon during the peak of the 2009 RAL season.

In 2008, the Bank sold $2.21 billion of RALs into a securitization facility through the SBBT RAL Funding Corp during the nine month period ended September 30, 2008.  The net gain on sale of RALs was $44.6 million.  In the calculation of the net gain on sale of RALs, the RAL fees received on securitized loans are reduced by the direct costs of the securitization (fees paid to investor, commitment fees paid and other fees paid) and loan losses.  A summary of the components of the net gain on sale of RALs is in the table below:

Nine-Months Ended September 30, 2008
(in thousands)
RAL fees received on securitized loans	$64,123
Fees paid to investor	(2,176)
Commitment fees paid	(2,320)
Other fees paid	(133)
Credit losses	(14,914)

Net gain on sale of RALs	$44,580

7. ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses (“ALL”):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Balance, beginning of period	$258,032	$73,288	$140,908	$44,843
Loans charged off:
RALs	—	—	(99,433)	(53,752)
Core Bank Loans	(37,192)	(20,010)	(191,752)	(53,861)

Total loans charged-off	(37,192)	(20,010)	(291,185)	(107,613)

Recoveries on loans previously charged-off:
RALs	4,778	3,697	23,624	31,035
Core Bank Loans	2,087	1,925	6,153	5,074

Total recoveries on loans previously charged-off	6,865	5,622	29,777	36,109

Net charge-offs	(30,327)	(14,388)	(261,408)	(71,504)

Provision for loan losses:
RALs	(4,778)	(3,697)	75,809	22,717
Core Bank Loans	47,141	67,659	314,759	126,806

Total provision for loan losses	42,363	63,962	390,568	149,523

Adjustments from loan sales	(679)	(765)	(679)	(765)

Balance, end of period	$269,389	$122,097	$269,389	$122,097

The allowance for loan losses was $269.4 million at September 30, 2009, an increase of $147.3 million when comparing the balance at September 30, 2008.  The increase to the allowance for loan losses was directionally consistent with the recent elevated credit losses and net charge-offs experienced by the Company.  Further, in recognition of these recent credit losses and the continued deterioration of the general economic environment, in the second quarter of 2009, the Company shortened the timeframe utilized for estimating historical loss rates in its calculations of the estimated loss contingencies in accordance with FASB ASC 450-20, Loss Contingencies component of the allowance (i.e., reserve for non-impaired loans calculated on a loan pool basis).  The shortened timeframe placed more weight on the recent history of increased losses during 2009, which resulted in a substantial increase in the allowance in the second quarter of 2009.  While all loans identified in accordance with FASB ASC 310-10-35, Subsequent Measurement for Loan Impairment (“FASB ASC 310-10-35”), have been written down to net realizable value, this has also caused a significant increase in the ALL and, indicates a continued concern and loss within the Company’s remaining loans in each portfolio.  In addition, the 2009 RAL season experienced a higher loss rate of RALs which is discussed in Note 6, “RAL and RT Programs”.

8. GOODWILL

Goodwill is created when a company acquires a business.  When a business is purchased, the purchased assets and liabilities are recorded at fair value and intangible assets are identified.  The fair value of most financial assets and liabilities are determined by estimating the discounted anticipated cash flows from the instrument using current market rates applicable to each asset and liability.  Excess of consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill.  This process is similar to that used when a Company purchases another company in accordance with FASB ASC 805.  FASB ASC 805 provides guidance for allocating the purchase price to assets and liabilities and identifying and qualifying intangible assets.

In the second quarter of 2009, Management concluded that the entire balance of goodwill at all reporting units was impaired and recorded a $128.7 million impairment charge.  This was due to the increasingly uncertain economic environment, significant continued decline in market capitalization, and continued elevated credit losses.  The analysis was performed in accordance with FASB ASC 350-20-35, Intangibles—Goodwill and Other (“FASB ASC 350-20-35”).

FASB ASC 350-20-35 consists of a two-part test to determine the fair value of goodwill.  In Step 1 the fair value of the reporting unit is determined and compared to its carrying value.  If the fair value of the reporting unit is less than its carrying value, the company must proceed with Step 2, which requires allocating the reporting unit’s fair value to its financial and intangible assets and liabilities.  The implied fair value of goodwill is the excess value after allocation to all financial and intangible assets and liabilities.

All of the Company’s reporting units failed Step 1 of the annual FASB ASC 350-20-35 impairment analysis in the second quarter of 2009.  This required the Company to proceed with the Step 2 analysis for each reporting unit.  As a result of the Step 1 and Step 2 analysis to determine the implied fair value of goodwill combined with Management’s assessment of goodwill, a determination was made to take a $128.7 million full impairment of goodwill.  The impairment of goodwill by reporting unit was:

(in thousands)
Commercial and Wealth Management Group:	$78,145
Community Banking:	40,371
Morton Capital Management:	5,589
R.E. Wacker & Associates:	4,605

Total	$128,710

The calculation of goodwill impairment requires significant estimates by Management for each reporting unit, such as which peer companies to use, the application of market multiples of publicly traded peer companies and, a determination of the appropriate control premium, if any, the forecasting of future income, a calculation of discounted cash flows and, other methodologies used to obtain the fair value of the underlying financial and intangible assets and liabilities.  While the guidance under FASB ASC 350-20-35 to calculate goodwill impairment is largely substantively driven, Management also considered certain qualitative factors in concluding to fully impair the Company’s goodwill.  These factors included: i) current economic conditions in the Company’s markets, ii) the prolonged deterioration that has occurred throughout the banking and financial services industry and related valuations of such companies, including the Company’s, from a capital markets perspective, iii) the deteriorated condition of the Company as evidenced by continued current quarterly losses, and iv) requirements under the Bank’s memorandum of understanding with the OCC for increased capital levels which, to date, the Bank has not been able to achieve.  The goodwill impairment testing is performed by Management with the assistance and input of a third party.

For additional information regarding Goodwill and Intangible Assets refer to the Critical Accounting Policies within the Management’s Discussion and Analysis (“MD&A”) of the Company’s 2008 Form 10-K on page 65 and in Note 1, “Significant Accounting Polices” of the Consolidated Financial Statements of the 2008 10-K.

9. DEFERRED TAX ASSET AND TAX PROVISION

The Company is permitted to recognize deferred tax assets (“DTA”) only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management has considered all available evidence in determining whether a DTA valuation allowance is needed.  For the three year period beginning January 1, 2007 and ending December 31, 2009, the Company projects a cumulative pretax loss.  Due to continued exposure to an uncertain economic climate and to substantial pretax losses in 2008 and 2009, the Company has determined that there is not sufficient additional positive evidence to support the realization of its DTA beyond the amount of $54.1 million of the current tax receivable that can be realized from the carry-back of its projected 2009 net operating loss to tax years 2008 and 2007.  Management will continue to assess the impact of Company performance and the economic climate on the realizability of its DTA on a quarterly basis.

For the nine months ended September 30, 2009, the Company recorded $13.2 million of tax expense on a pretax loss of $390.6 million.  The Company’s effective tax rate was a negative 3.4%, compared to 2008’s full year rate of 44.9%.  Excluding the impact of a nondeductible goodwill impairment charge of $118.5 million, the effective tax rate for the nine months ended September 30, 2009 would have been a negative 4.9%.  The $13.2 million tax expense is comprised of a tax benefit of $118.6 million related to the pretax loss of $390.6 million offset by a full valuation allowance, a valuation allowance of $16.3 million relating to pre-2009 activity and a tax benefit of $3.1 million from amended returns filed for tax years 2005-2007.

10. LONG-TERM DEBT AND OTHER BORROWINGS

The following table is a summary of long-term debt and other borrowings:

	September 30, 2009	December 31, 2008
	(in thousands)
Other short-term borrowings:
Amounts due to the Federal Reserve Bank	$165,916	$2,920
Federal Home Loan Bank advances	—	230,000

Total short-term borrowings	165,916	232,920

Long-term debt:
Federal Home Loan Bank advances	1,167,523	1,306,965
Subordinated debt issued by the Bank	121,000	121,000
Subordinated debt issued by the Company	69,426	69,426

Total long-term debt	1,357,949	1,497,391

Total long-term debt and other short-term borrowings	1,523,865	1,730,311

Obligations under capital lease	15,346	9,929

Total long-term debt and other borrowings	$1,539,211	$1,740,240

Other Short-Term Borrowings

For the three months ended September 30, 2009 and 2008, interest expense on short-term borrowings was $144,000 and $1.2 million, respectively with a weighted average rate of 0.48% and 2.31%, respectively.  For the nine months ended September 30, 2009 and 2008, interest expense on short-term borrowings was $307,000 and $2.5 million, respectively with a weighted average rate of 0.40% and 2.27%, respectively.

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

The following table summarizes the expense recognized for postretirement benefits:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Service cost	$352	$294	$1,056	$881
Interest cost	358	299	1,074	897
Expected return on plan assets	(167)	(226)	(501)	(679)
Recognition of loss on plan assets	307	126	921	380
Prior service cost	(161)	(161)	(483)	(484)

Total	$689	$332	$2,067	$995

At the end of each year, the Company contracts a third party to estimate the amount of the Company’s required liability for postretirement benefits and to forecast the postretirement benefit expense for the following year.  As of September 30, 2009 and December 31, 2008, the Company has recorded a liability for postretirement benefits of $14.1 million and $13.8 million, respectively.

12. OTHER INCOME AND EXPENSE

Other Income

The following table summarizes the significant items that are included in the other income line item of the income statement:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Other income:
Life insurance income	$800	$921	$2,396	$2,596
FHLB and FRB dividend income	207	1,297	489	3,367
Gain/(loss) on loan sales	(606)	863	236	988
Loss on LIHTCP	(892)	(979)	(2,667)	(4,181)
Other	1,264	1,467	3,986	5,118

Total	$773	$3,569	$4,440	$7,888

The decrease of other income in 2009 compared to 2008 was mostly attributable to the FHLB not paying dividends for most of 2009 on the required investment of FHLB stock in order to borrow from the FHLB.  The dividend income from FHLB decreased by $601,000 and $2.3 million for the comparable three and nine month periods ended September 30, 2009 and 2008, respectively.  The decrease in other income was also attributed to the sale of $85.8 million of commercial real estate loans during the third quarter of 2009 which were sold at a loss of $1.3 million.  Offsetting the loss on sale of commercial real estate loans were gains on the sale of residential real estate loans.

The losses from the Company’s investment in LIHTCP disclosed in the table above were invested in to provide tax credits to reduce the Company’s taxable income and assist with meeting the Bank’s CRA requirements.  The Company evaluated these LIHTCP investments for impairment in the third quarter of 2009 and determined they were impaired.  The impairment was recorded in other expense of the Company’s Consolidated Results of Operations.

Other Expense

The following table summarizes the significant items that are included in the other expense line item of the income statement:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Other Expense:
LIHTCP impairment	$8,876	$—	$8,876	$—
Consulting and professional services	4,382	1,989	13,397	5,792
Regulatory assessments	4,114	1,311	15,216	3,051
Software expense	3,656	4,042	11,754	13,657
Legal, accounting, and audit	2,278	1,231	6,035	4,280
Customer deposit service and support	2,077	1,893	6,862	5,674
Loan expenses, net	2,004	(1,213)	6,381	(600)
Furniture, fixtures, and equipment, net	1,622	2,290	6,240	6,869
Print forms and supplies	1,357	1,496	5,765	5,717
Telephone and data	1,182	1,367	4,784	4,917
Reserve for off balance sheet commitments	(6,961)	2,746	7,650	6,016
Legal settlement	—	2,633	—	2,633
FHLB advance prepayment penalties	—	—	3,798	—
Borrowing fee	—	—	3,961	—
Other expense	3,334	4,339	11,734	13,806

Total	$27,921	$24,124	$112,453	$71,812

Other expenses have increased by $3.8 million and $40.6 million when comparing the three and nine month periods ended September 30, 2009 and 2008.  The increases in other expense are attributable to an impairment of the LIHTCP, increased regulatory assessments for Federal Deposit Insurance Corporation (“FDIC”) insurance premiums which were reduced by the reserve for off balance sheet commitments.

As discussed in Note 1, Summary of Significant accounting policies and in the other income section above, the Company reduced the carrying value of the investments in LIHTCP by incurring an impairment of $8.9 million based on the estimated fair value of the LIHTCP investments held.  Given the uncertainty of the Company’s future taxable income and its ability to utilize the tax credits from the investments in LIHTCP, Management obtained fair value indications for these LIHTCP investments through LIHTCP asset managers and determined that the carrying value had exceeded the fair value at September 30, 2009.

The increase in regulatory assessments of $2.8 million and $12.2 million for the three and nine month periods ended September 30, 2009 compared to September 30, 2008 are from increased assessments for FDIC insurance premiums due to an increase in bank failures and, a one time special assessment of $3.5 million which was required to be accrued for by June 30, 2009.

These increases during the third quarter 2009 were reduced by a decrease in the reserve for off balance sheet commitments of $6.9 million.  This reserve decreased due to a overall reduction of total unfunded commitments. Additionally, during the quarter the Company reduced the total amount of unfunded commitments related to problem loans.  This reserve is to cover inherent losses from binding loan commitments to the extent that they are expected to be funded.  Included in this reserve are off-balance sheet obligations such as letters of credit, with commercial loan customers and commitments for lines of credit and all types of loans.  The calculation of this reserve uses the same historical loss rates and qualitative factors as employed in the on-balance sheet allowance for loan loss methodology.

The following discussion explains additional increases in other expense when comparing the nine month periods ended September 30, 2009 to September 30, 2008.  The increased consulting and professional expenses in 2009 are primarily from consulting expenses associated the Company’s various strategic initiatives and regulatory matters as disclosed in Note 16, “Regulatory Matters” of these Consolidated Financial Statements.  FHLB prepayment penalties of $3.8 million where incurred in the second quarter of 2009 due to prepayment of FHLB advances.  FHLB advances were prepaid to assist managing the net interest margin as the advances that were prepaid were at higher interest rates than the current interest rates and to assist with Management’s goal to meet the elevated capital ratios required by the OCC.  Lastly, in the first quarter of 2009, a fee of $4.0 million was paid to secure a syndication facility to assist with the funding of the 2009 RAL season.

13. COMMITMENTS AND CONTINGENCIES

Leasing of Premises

The Company leases the majority of its locations.  Substantially all of these leases contain multiple renewal options and provisions for increases to lease payments.  As of September 30, 2009, the minimum obligations under non-cancelable leases for the next five years and thereafter are shown in the table below.  These amounts are not adjusted for the contractual obligations of sub-tenants owed to the Company.  Sub-tenants’ lease obligations to the Company were approximately $1.8 million at September 30, 2009.  Approximately 72% of these payments are due to the Company over the next three years.

The following table summarizes the contractual lease obligations at September 30, 2009:

	September 30, 2009					December 31, 2008
	Less than one year	One to three years	Three to five years	More than five years	Total
	(in thousands)
Non-cancelable leases	$12,948	$23,093	$16,510	$38,607	$91,158	$89,983
Capital leases	748	1,573	1,837	39,341	43,499	25,621

Total	$13,696	$24,666	$18,347	$77,948	$134,657	$115,604

In July 2009, the Company assigned one of the two capital leases held by the Company.  As part of the assignment, the Company still has an obligation to ensure the lease payments are made to the lessor over the remaining lease term of 29 years.  Due to the Company retaining a financial obligation associated with the assignment of the capital lease, the assigned capital lease remains on the Company’s financial statements as a capital lease.  From the assignment, the Company had a net gain of $900,000 which is being deferred over 29 years, the remaining life of the capital lease.

Legal Matters

1.

On September 4, 2009, an alleged shareholder of the Company filed a purported shareholder action in federal district court in Los Angeles, against the Company and all of its directors, captioned Laurence Paskowitz SEP IRA v. Pacific Capital Bancorp, et al. (United States District Court, Central District of California, Case No. CV 09-6449-ODW).  The complaint alleged that the Company’s August 31, 2009 Proxy Statement, with respect to the proposal for shareholder authorization of a reverse stock split, contained certain allegedly false and misleading statements and omissions regarding certain alleged risks of the reverse stock split.  The complaint asserted claims for injunctive and declaratory relief based on alleged proxy violations under the federal securities laws (Section 14(a) of the Securities Exchange Act and Rule 14a-9 thereunder) and under unspecified California law.  The complaint also asserted a purported class action claim, on behalf of a putative class of shareholders of the Company, for monetary damages based on alleged breach of an alleged fiduciary duty of full disclosure under California law.

On September 9, 2009, plaintiff filed an ex parte application seeking a temporary restraining order, as well as an expedited hearing on a preliminary injunction motion, to prevent the Company from conducting the planned shareholder vote on the reverse stock split proposal set for September 29, 2009.  On September 11, 2009, the defendants filed an opposition to the ex parte application.  On September 14, 2009 the Court denied plaintiff’s application in its entirety.  The scheduled shareholder vote took place on September 29, 2009, and the reverse stock split proposal was approved.

On October 8, 2009, the defendants filed a motion to dismiss the complaint in its entirety with prejudice and without leave to amend.  On October 19, 2009, plaintiff filed opposition papers, and on October 26, 2009, defendants filed reply papers.  On November 6, 2009, the court issued a ruling granting the motion to dismiss and dismissing the causes of action, and providing plaintiff with leave to amend the complaint within twenty days.  The Company believes that the complaint and the claims asserted therein are without merit, and is vigorously defending itself in this matter.

2.

On September 8, 2009, PCBC along with two of its officers were sued in a purported securities class action entitled William Jurkowitz v. Pacific Capital Bancorp, George Leis, David Porter, Sandler O’Neill & Partners LP and Sandler O’Neill Asset Management LLC, CV 09-06501 RGK (PLAx) in the United States District Court for the Central District of California.  The complaint alleges violations of Sections 10(b) and 20(a) of the 1934 Exchange Act, as well as Rule 10b-5 promulgated thereunder, for a purported class period running from April 30, 2009 when PCBC announced results for the first quarter of 2009, to July 30, 2009 when PCBC announced results for the second quarter of 2009.  The complaint alleges that the PCBC defendants made knowingly false statements of confidence regarding the adequacy of loan loss reserves taken in the first quarter of 2009, which plaintiffs contend were proven to be false when the Company announced second quarter results, which included an additional $117 million reserve.  The Company believes these claims are completely without merit and intends to defend the charges vigorously.  On October 30, 2009, the Company filed a motion to dismiss the Jurkowitz complaint, and a hearing on that motion is currently scheduled for December 7, 2009.  The same plaintiff firms suing the Company and its officers in the Jurkowitz action subsequently filed a virtually identical lawsuit entitled Shotke v. Pacific Capital Bancorp, George Leis, David Porter, & Sandler O’Neill Partners LP, CV 09-7400 (MAN) in the same U.S. District court.  The time to respond to the Shotke complaint has not yet occurred, and the Company anticipates that ultimately it will be consolidated with the Jurkowitz action, but in any event the Company believes it is equally meritless and intends to defend itself with equal vigor.

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

FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed upon sale price.  As such, the Company classifies loans held for sale as a non-recurring valuation within level 2 of the fair value hierarchy.  At September 30, 2009 and December 31, 2008, the Company had loans held for sale with an aggregate carrying value of $20.1 million and $11.1 million, respectively.

Impaired Loans

Impaired loans under FASB ASC 310-10-35, consists of loans which are secured by collateral and unsecured loans.  Under FASB ASC 820, collateralized loans are further segregated into impaired loans with current market valuations and other valuation techniques which are excluded by FASB ASC 820.  The impaired loans in the tables below are loans which are collateralized and that have current market valuations.

The Company records certain loans at fair value on a non-recurring basis.  When a loan is considered impaired, an allowance for loan losses is established.  FASB ASC 820 applies to loans measured for impairment using the practical expedients method permitted by FASB ASC 310-10-35.  Impaired loans are measured at an observable market price, if available or at the fair value of the loans collateral, if the loan is collateral dependent.  The fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.  When the fair value of the loan’s collateral is based on an observable market price or current appraised value, given the current real estate markets, the appraisals may contain a wide range of values and accordingly, the Company classifies the impaired loans as a non-recurring level 2 of the valuation hierarchy.  When the Company measures impairment using anything but an observable market price or a current appraised value, the fair value measurement is not in the scope of FASB ASC 820 and is not included in the tables below.

Goodwill

Excess of consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. The Company has historically tested goodwill for impairment during the third quarter of each year. Due to the current economic climate, Management has been reviewing goodwill for impairment, quarterly over the last year. In the second quarter of 2009, Management concluded that the entire balance of goodwill at all reporting units was impaired and recorded a $128.7 million impairment charge. This was due to the increasingly uncertain economic environment, significant continued decline in market capitalization, and continued elevated credit losses. During the third quarter of 2008, the Company’s Commercial Banking segment’s fair value of the reporting unit was less than the fair values of the underlying tangible and intangible assets and liabilities resulting in an impairment charge of $22.1 million. The goodwill impairment testing was performed by an independent third party. The goodwill impairment calculation is an estimate using unobservable assumptions to measure the fair value as such, the Company uses primarily level 3 inputs in its fair value of goodwill.

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

Servicing Rights

Servicing rights are carried at the lower of aggregate cost or estimated fair value.  Servicing rights are subject to quarterly impairment testing.  When the fair value of the servicing rights are lower than their carrying value, an impairment is recorded by reducing the right to the current fair value.  The Company uses independent third parties to value the servicing rights.  The valuation model takes into consideration discounted cash flows using current interest rates, and prepayment speeds for each type of the underlying asset being serviced.  The Company classifies these servicing rights as non-recurring level 3 in the valuation hierarchy.

At September 30, 2009 and December 31, 2008, the Company had $3.9 million and $3.7 million, respectively of servicing rights.  The servicing rights increase when the Company sells loans and retains the servicing.  Since December 31, 2008, $1.1 million of servicing rights were added due to the sale of loans with servicing retained.  For the three month periods ended September 30, 2009 and 2008, the Company reduced the carrying value due to amortization and reductions in fair value of the servicing rights by $214,000 and $226,000, respectfully.  For the nine month period ended September 30, 2009 and 2008, the Company reduced the carrying value due to amortization and reductions in fair value of the servicing rights by $861,000 and $864,000 respectfully.

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

Low Income Housing Tax Credit Partnerships

The Company has investments in LIHTCP of $44.4 million as disclosed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements.  At September 30, 2009, an impairment of these investments was recognized of $8.9 million based on the fair value of the LIHTCP investments.  These investments historically have played a significant role in meeting the Bank’s CRA requirements as well as providing tax credits to reduce the Company’s taxable income.  Given the uncertainty of the Company’s future taxable income and the Company’s ability to utilize the tax credits from the investments in LIHTCP, Management obtained fair value indications for these LIHTCP investments through LIHTCP asset managers and determined that the carrying value had declined and exceeded the fair value at September 30, 2009 and, determined that these investments were other-than-temporarily impaired.  The Company classifies these investments in LIHTCP as non-recurring level 2 in the valuation hierarchy.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008 are summarized in the following tables:

	As of September 30, 2009	Recurring Fair Value Measurements at Reporting
		Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Assets:
Trading Securities:
Mortgage-backed securities	$5,990	$—	$5,990	$—

Total trading securities	5,990	—	5,990	—

Available-for-Sale:
U.S. Treasury obligations	11,540	11,540	—	—
U.S. Agency obligations	665,008	—	665,008	—
Collateralized mortgage obligations	116,819	—	116,819	—
Mortgage-backed securities	180,835	—	180,835	—
Asset-backed securities	916	—	916	—
State and municipal securities	323,222	—	323,222	—

Total available for sale securities	1,298,340	11,540	1,286,800	—

Fair value swap asset	13,219	—	13,219	—
Total assets at fair value	$1,317,549	$11,540	$1,306,009	$—

Liabilities:
Fair value swap liability	$14,495	$—	$14,495	$—

Total liabilities at fair value	$14,495	$—	$14,495	$—

	As of December 31, 2008	Recurring Fair Value Measurements at Reporting
		Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Assets:
Trading Securities:
Mortgage-backed securities	$213,939	$—	$213,939	$—

Total trading securities	213,939	—	213,939	—

Available-for-Sale:
U.S. Treasury obligations	37,475	37,475	—	—
U.S. Agency obligations	600,130	—	600,130	—
Collateralized mortgage obligations	17,092	—	17,092	—
Mortgage-backed securities	212,256	—	212,256	—
Asset-backed securities	1,034	—	1,034	—
State and municipal securities	310,756	—	310,756	—

Total available for sale securities	1,178,743	37,475	1,141,268	—

Fair value swap asset	17,908	—	17,908	—
Fair value of futures contracts	279	279	—	—

Total assets at fair value	$1,410,869	$37,754	$1,373,115	$—

Liabilities:
Fair value swap liability	$19,693	$—	$19,693	$—

Total liabilities at fair value	$19,693	$—	$19,693	$—

The Company may be required to measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.  These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2009 and December 31, 2008 are summarized in the table below:

	Non-recurring Fair Value Measurements at Reporting
	As of September 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Impaired loans	$71,501	$—	$71,501	$—
Investments in LIHTCP	44,438	—	44,438	—
Intangible assets	5,160	—	—	5,160
Servicing rights	3,946	—	—	3,946

Total assets at fair value	$125,045	$—	$115,939	$9,106

	Non-recurring Fair Value Measurements at Reporting
	As of December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Goodwill	$128,710	—	—	$128,710
Impaired loans	41,091	—	41,091	—
Intangible assets	5,940	—	—	5,940
Servicing rights	3,722	—	—	3,722

Total assets at fair value	$179,463	$—	$41,091	$138,372

There were no liabilities measured at fair value on a non-recurring basis at September 30, 2009 or December 31, 2008.  In addition, there were no transfers in or out of the Company’s level 3 financial assets and liabilities for the nine month periods ended September 30, 2009.

The financial instruments disclosed in this note include such items as securities, loans, deposits, debt, and other instruments.  Disclosure of fair values is not required for certain items such as obligations for pension and other postretirement benefits, premises and equipment, other real estate owned, prepaid expenses, and income tax assets and liabilities.  Accordingly, the aggregate fair value of amounts presented in this note does not purport to represent, and should not be considered representative of, the underlying “market” or franchise value of the Company.  Further, due to a variety of alternative valuation techniques and approaches permitted by the fair value measurement accounting standards as well as significant assumptions that are required to be made in the process of valuation and actual results could and do differ between various market participants. A direct comparison of the Company’s fair value information with that of other financial institutions may not be appropriate.  For purposes of this analysis, fair value is defined as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

In accordance with FASB ASC 825, Financial Instruments, the following table represent financial assets and liabilities which are not carried at fair value on the Company’s balance sheet and/or otherwise disclosed in the recurring and non-recurring fair value measurements in this note.

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Cash and due from banks	$38,374	$38,374	$79,367	$79,367
Interest-bearing demand deposits in other financial institutions	965,894	965,894	1,859,154	1,859,154
Loans held for investment	5,104,551	4,704,076	5,623,948	5,244,422
Liabilities:
Deposits	5,525,153	5,551,578	6,588,702	6,631,486
Long-term debt and other borrowings	1,539,211	1,554,936	1,740,240	1,861,740
Repurchase agreements and federal funds purchased	328,692	328,692	342,157	351,804

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

	Three-Months Ended September 30, 2009
	Operating Segments			All Other	Total
	Community Banking	Commercial and Wealth Management Group	RAL and RT Programs
	(in thousands)
Interest income	$26,413	$49,276	$—	$10,827	$86,516
Interest expense	10,800	5,792	1,211	18,059	35,862

Net interest income/(loss)	15,613	43,484	(1,211)	(7,232)	50,654

Provision for loan losses	18,999	28,142	(4,778)	—	42,363
Non-interest income	6,107	5,619	575	446	12,747
Non-interest expense	10,731	12,216	3,257	36,182	62,386

Direct (loss)/income before tax	(8,010)	8,745	885	(42,968)	(41,348)

Indirect (charge)/credit for funds	(3,319)	(28,950)	(4,936)	37,205	—

Net (loss)/income before tax	$(11,329)	$(20,205)	$(4,051)	$(5,763)	$(41,348)

Total assets	$2,789,312	$3,570,305	$422,762	$1,121,907	$7,904,286

	Three-Months Ended September 30, 2008
	Operating Segments			All Other	Total
	Community Banking	Commercial and Wealth Management Group	RAL and RT Programs
	(in thousands)
Interest income	$32,107	$55,992	$—	$14,634	$102,733
Interest expense	9,595	5,864	711	25,741	41,911

Net interest income/(loss)	22,512	50,128	(711)	(11,107)	60,822

Provision for loan losses	16,373	51,286	(3,697)	—	63,962
Non-interest income	6,867	8,632	421	781	16,701
Non-interest expense	11,591	32,494	5,953	32,094	82,132

Direct income/(loss) before tax	1,415	(25,020)	(2,546)	(42,420)	(68,571)

Indirect credit/(charge) for funds	21,282	(1,156)	3,364	(23,490)	—

Net income/(loss) before tax	$22,697	$(26,176)	$818	$(65,910)	$(68,571)

Total assets	$3,138,916	$3,991,106	$239,890	$318,084	$7,687,996

	Nine-Months Ended September 30, 2009
	Operating Segments			All Other	Total
	Community Banking	Commercial and Wealth Management Group	RAL and RT Programs
	(in thousands)
Interest income	$80,890	$151,249	$153,407	$38,445	$423,991
Interest expense	36,266	21,060	13,612	60,848	131,786

Net interest income/(loss)	44,624	130,189	139,795	(22,403)	292,205

Provision for loan losses	62,033	252,726	75,809	—	390,568
Non-interest income	17,305	20,452	70,629	1,352	109,738
Non-interest expense	33,525	126,769	72,443	169,204	401,941

Direct (loss)/income before tax	(33,629)	(228,854)	62,172	(190,255)	(390,566)

Indirect (charge)/credit for funds	(186)	(116,803)	(13,407)	130,396	—

Net (loss)/income before tax	$(33,815)	$(345,657)	$48,765	$(59,859)	$(390,566)

Total assets	$2,789,312	$3,570,305	$422,762	$1,121,907	$7,904,286

	Nine-Months Ended September 30, 2008
	Operating Segments			All Other	Total
	Community Banking	Commercial and Wealth Management Group	RAL and RT Programs
	(in thousands)
Interest income	$95,304	$167,282	$110,465	$44,075	$417,126
Interest expense	32,538	20,259	7,046	70,909	130,752

Net interest income/(loss)	62,766	147,023	103,419	(26,834)	286,374

Provision for loan losses	39,183	87,623	22,717	—	149,523
Non-interest income	19,028	26,536	116,236	2,374	164,174
Non-interest expense	33,389	53,168	81,544	100,524	268,625

Direct income/(loss) before tax	9,222	32,768	115,394	(124,984)	32,400

Indirect credit/ (charge) for funds	23,837	(75,204)	2,360	49,007	—

Net income/(loss) before tax	$33,059	$(42,436)	$117,754	$(75,977)	$32,400

Total assets	$3,138,916	$3,991,106	$239,890	$318,084	$7,687,996

As referenced in Note 1, “Summary of Significant Accounting Policies,” certain amounts in the table above have been reclassified from 2008 to 2009 for comparability.

As disclosed in the 2008 10-K, Note 24, “Segments”, in the third quarter of 2008, during the periodic goodwill impairment analysis process, the Company was required to re-allocate goodwill due to changes made to the reportable segments based on each segment’s pro-rata fair value.

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

At June 30, 2009, PCBNA had a Tier 1 leverage ratio of 5.7% and total risk based capital ratio of 11.2%.  At September 30, 2009, PCBNA had a Tier 1 leverage ratio of 5.6% and total risk based capital ratio of 10.8%.  While these ratios exceed the minimum ratios required to be classified as “well capitalized” under generally applicable regulatory guidelines, the Tier 1 leverage ratio at June 30, 2009 and September 30, 2009 and the total risk based capital ratio at September 2009 were not sufficient to meet the higher level that PCBNA agreed to maintain under its agreement with the OCC.  As a result, PCBNA may be subject to further supervisory action, which could have a material adverse effect on its results of operations, financial condition and business.

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

If the Company’s current rate of operating losses continues, the Company’s existing capital resources will not satisfy its capital requirements for the foreseeable future and will not be sufficient to offset any additional problem assets.  Further, should the Company’s asset quality erode and require significant additional provision for credit losses, resulting in additional net operating losses, the Company’s capital levels will decline and it will need to raise capital to satisfy its agreements with the regulators.  The Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside the Company’s control, and on the Company’s financial performance.  Accordingly, the Company cannot be certain of its ability to raise additional capital when needed or on acceptable terms.  If the Company cannot raise additional capital when needed, its results of operations and financial condition could be materially and adversely affected.  In addition, if the Company were to raise additional capital through the issuance of additional shares, its stock price could be adversely affected, depending on the terms of any shares it were to issue.

PCB and PCBNA are committed to addressing and resolving the issues raised by their principal banking regulators, and the Board of Directors and management of each have initiated corrective actions to comply with the provisions of the respective memoranda.

17. CREDIT RATINGS

On July 31, 2009, Moody’s Investor Services downgraded the ratings of the Company from Baa1 to Caa1, the long term deposits of the Bank from Baa3 to B1, the financial strength of the Bank from D+ to E+, and the short-term debt of the Bank from Prime-3 to Not Prime, and the long-term debt of the Bank remains on review for possible downgrade.  On July 31, 2009, Dominion Bond Rating Service (“DBRS”) downgraded the ratings of the Company from BB (high) to B, the senior debt of the Company from BB (high) to B, and the deposits and senior debt of the Bank from BBB to BB, and all ratings remain under review with negative implications.  These lower ratings, and any further ratings downgrades, could make it more difficult for the Company to access the capital markets going forward, as the cost to borrow or raise debt or equity capital could become more expensive.  Although the cost of PCBNA’s primary funding sources (deposits and FHLB borrowings) is not influenced directly by PCB and PCBNA credit ratings, no assurance can be given that PCBNA’s credit rating will not have any impact on its access to deposits and FHLB borrowings.  Long-term debt ratings also factor into the calculation of deposit insurance premiums, and a reduction in PCBNA’s ratings would increase premiums and expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is designed to provide insight into Management’s assessment of significant trends related to the Company’s consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity.  This Form 10-Q should be read in conjunction with the 2008 10-K and unaudited interim consolidated financial statements and notes hereto and financial information appearing elsewhere in this report.

OVERVIEW AND HIGHLIGHTS

Net loss for the third quarter of 2009 was $40.7 million or ($0.87) per share to common stockholders, compared with net loss of $47.5 million, or ($1.03) per share to common stockholders, reported for the third quarter of 2008.  Net loss for the nine month period ended September 30, 2009 was $411.3 million or ($8.81) per share to common stockholders, compared with net income of $19.1 million or $0.41 per diluted share for the nine month period ended September 30, 2008.

The significant factors impacting the Company’s net loss for the three and nine month periods ending September 30, 2009 compared to the same periods in 2008 were:

■

Provision for loan losses of $42.4 million for the third quarter of 2009 and $390.6 million for the nine month period ended September 30, 2009. This provision reflects a provision for loan losses for the Core Bank of $47.1 million and $314.8 million for the three and nine month periods ended September 30, 2009, respectively.

■	A goodwill impairment charge of $128.7 million in the second quarter of 2009.

■

A decrease in net interest income for the comparable periods was due to a sharp decline in interest rates during the comparable periods. This decline was mostly attributed to the Federal Open Market Committee of the Federal Reserve System (“FOMC”) decreasing interest rates over the comparable periods. The current FOMC interest rate has remained at 0.00% - 0.25% since December 18, 2008.

■	A full valuation allowance on the Company’s deferred tax asset.

■

The decrease in total assets of $1.67 billion since December 31, 2008 which is mostly attributed to the 2009 RAL season offset by the build-up of liquidity within the balance sheet.  For the 2009 RAL season, the Company funded all RALs on balance sheet as it was not able to set-up a securitization facility due to the current economic conditions which caused the credit markets to tighten.  The 2009 RAL season was mostly pre-funded using brokered CDs in the fourth quarter of 2008 which also increased cash at December 31, 2008.  The profitability of the 2009 RAL season decreased compared to 2008 due to the additional interest expenses from the funding on balance sheet and higher loan loss rate in 2009.

The impact to the Company from these items will be discussed in more detail throughout the analysis sections of this report as they pertain to the Company’s overall comparative performance for the periods ended September 30, 2009 compared to the periods ended September 30, 2008.

BUSINESS

PCB is a bank holding company.  All references to the Company apply to PCB and its subsidiaries on a consolidated basis.  The Company’s organizational structure and description of services are discussed in Item 1, “Business” and in Note 1, “Summary of Significant Accounting Policies” of the 2008 10-K and should be read in conjunction with this Form 10-Q.  Terms and acronyms used throughout this document are defined in the glossary on pages 68 through 70.  Throughout the MD&A of this Form 10-Q, there is discussion of the Company’s financial information with and without the RAL and RT programs.  When the discussion refers to the “Core Bank”, this means all of the financial activity of the Consolidated Financial Statements excluding the RAL and RT programs.

Segments

In January 2009, the CEO presented his strategic vision for the Company to the Board of Directors and determined that the Commercial Banking and Wealth Management segments should be combined into one segment.  The newly combined segment is called the Commercial & Wealth Management Group.  The new Commercial & Wealth Management Group provides products and services to meet the needs of middle market companies and high net-worth individuals under one platform and one manager.  The same services and products continue to be offered as described in the 2008

10-K for the Commercial and Wealth Management segments but, under one platform with a common business model.  The new combined segment will no longer offer SBA loans as these products service small businesses and are offered through the Community Banking segment.

The Company’s businesses as viewed by Management are organized by product line and result in three operating segments.  The operating segments are: Community Banking, Commercial & Wealth Management Group (“CWMG”) and RAL and RT Programs.  The administrative functions and the Holding Company operations of the Company are not considered part of the operating activities of the Company and for financial reporting purposes the unallocated activity is reported in the “All Other” segment.  A description of the segments, financial results and allocation methodology is discussed in the Company’s Consolidated Financial Statements within the 2008 10-K, Note 24, “Segments” and the current financial results for each segment are presented in this Form 10-Q, Note 15, “Segments” in the Consolidated Financial Statements.  The significant changes within the financial statements that relate to each segment are incorporated in the MD&A below.

SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in this Form 10-Q in Note 1, “Summary of Significant Accounting Polices” which are an update to the 2008 10-K, Note 1, “Summary of Significant Accounting Policies” on pages 87-101.  Management believes that a number of the significant accounting policies are essential to the understanding of the Company’s financial condition and results of operation because they involve estimates, judgment, or are otherwise less subject to precise measurement and because the quality of the estimates materially impact those results.  A number of significant accounting policies are used in the preparation of the Company’s consolidated financial statements.  In addition, the “Critical Accounting Polices” section of the MD&A on pages 63-67 of the 2008 10-K should also be read in conjunction with this Form 10-Q.  The Critical Accounting Policies include: allowance for loan losses, accounting for income taxes, goodwill and other intangible assets and revenue recognition for the RAL and RT Programs.  Management believes these estimates and assumptions to be reasonably accurate, actual results may differ.

RESULTS OF OPERATIONS

INTEREST INCOME

The following table presents a summary of interest income for the three month periods ended September 30, 2009 and 2008:

	Three-Months Ended September 30,
	2009	2008	Change
			$	%
	(dollars in thousands)
Interest income:
Loans	$75,691	$88,109	$(12,418)	(14.1%)
Investment securities—trading	374	2,484	(2,110)	(84.9%)
Investment securities—available-for-sale	9,909	12,021	(2,112)	(17.6%)
Other	542	119	423	355.5%

Total	$86,516	$102,733	$(16,217)	(15.8%)

Interest income for the third quarter of 2009 decreased by $16.2 million or 15.8% compared to the third quarter of 2008 primarily due to a decline in interest income from loans of $12.4 million or 14.1%.  Interest income on loans declined mostly due to interest rate declines resulting from the FOMC lowering short-term interest rates for the comparable periods and the sale of residential and commercial loans as disclosed in Note 5, “Loan Sales and Transactions” of the Consolidated Financial Statements of this Form 10-Q.

Interest income is immediately impacted when short-term interest rates decrease since most adjustable rate loans and securities are required to immediately adjust when the interest rates change.  A majority of the commercial and consumer loans have adjustable interest rates.  Commercial and consumer loan interest income decreased by $6.4 million and $1.8 million, respectively when comparing the three month periods ended September 30, 2009 to September 30, 2008.  The residential real estate loan portfolio’s interest income decreased by $2.2 million. This decrease is mostly attributable to the sale of held for investment (“HFI”) loans and most of the residential real estate loans originated were originated for sale.  Commercial loans are primarily from the CWMG segment while consumer and residential loans are mostly from the Community Banking segment.

Interest income from securities also decreased as a result of selling a majority of the trading securities during the third quarter and, in the AFS portfolio, interest rates on securities decreased as investment securities recently purchased are more liquid but, have lower interest rates.  At the same time, adjustable rate securities have adjusted lower due to the decrease in long term interest rates.

The following table presents a summary of interest income for the nine month periods ended September 30, 2009 and 2008:

	Nine-Months Ended September 30,
			Change
	2009	2008	$	%
	(dollars in thousands)
Interest income:
Loans	$383,753	$371,358	$12,395	3.3%
Investment securities—trading	5,061	4,121	940	22.8%
Investment securities—available-for-sale	32,838	39,366	(6,528)	(16.6%)
Other	2,339	2,281	58	2.5%

Total	$423,991	$417,126	$6,865	1.6%

Interest income for the nine month period ended September 30, 2009 was $424.0 million, an increase of $6.9 million compared to the same nine month period in 2008.  This increase is mostly attributable to interest income from RALs.  The RAL portfolio was the primary driver of the increase in loan interest income due to the bank not securitizing and selling RALs in 2009 which it had in prior RAL seasons.  When RALs are securitized, they are removed from the Company’s balance sheet and sold to third parties.  The fees associated with the RALs sold into the securitization are then included in the gain on sale calculation which is reported in non-interest income.  For the nine month period ended September 30, 2009 and 2008, fees which are reported in interest income for RALs was $151.6 million and $108.8 million, respectively.  In 2008, the fees on sold RALs were $64.1 million.

Excluding the interest income from RALs, Core Bank interest income from loans was $232.1 million compared to $262.6 million for the nine month periods ended September 30, 2009 and 2008, respectively.  Core Bank interest income from loans decreased by $30.5 million or 11.6%.  The decline of Core Bank interest income resulted from the FOMC lowering short-term interest rates for the comparable periods and the increase of charged-off and non-performing loans also impacted the decrease in interest income.  Commercial loans interest income decreased by $19.8 million when comparing the nine month periods ended September 30, 2009 to the same period in 2008 mostly due to the decrease in the FOMC interest rates.  Core Bank consumer loans interest income decreased by $6.3 million or 20.6% when comparing the nine month periods ended September 30, 2009 to September 30, 2008 which is mostly due to decreased interest rates paid on consumer loans from the FOMC decreasing interest rates.

Interest income from AFS securities decreased by $6.5 million or 16.6%.  This decrease is mostly attributed to investing in more liquid securities at lower interest rates as well as a decrease in interest rates paid on adjustable interest rate securities.

INTEREST EXPENSE

The following table presents a summary of interest expense for the three month periods ended September 30, 2009 and 2008:

	Three-Months Ended September 30,
	2009	2008	Change
			$	%
	(dollars in thousands)
Interest expense:
Deposits	$19,874	$18,565	$1,309	7.1%
Securities sold under agreements to repurchase and Federal funds purchased	2,156	3,444	(1,288)	(37.4%)
Long-term debt and other borrowings	13,832	19,902	(6,070)	(30.5%)

Total	$35,862	$41,911	$(6,049)	(14.4%)

Interest expense decreased by $6.0 million, or 14.4% when comparing the three month periods ended September 30, 2009 to September 30, 2008.  This decrease was mostly due to a decrease in interest expense paid on long term debt and other borrowings due to the repayment of high interest FHLB advances in the second quarter of 2009.  This decrease was offset by an increase in interest expense for deposits.

A summary of interest expense by deposit type is below:

	Three-Months Ended September 30,
	2009	2008
	(in thousands)
NOW accounts	$968	$2,005
Money market deposit accounts	852	2,371
Other savings deposits	600	284
Time certificates of $100,000 or more	9,684	8,936
Other time deposits	7,770	4,969

Total	$19,874	$18,565

A majority of the increase in interest expense is attributable to the interest expense on time deposits which was $17.5 million for the three month period ended September 30, 2009 compared to $13.9 million for the three month period ended September 30, 2008.  The increase in interest expense for time deposits is attributable to the increase in average balance.  The increase of average balance is mostly from customer time deposits and brokered CDs.

The following table presents a summary of interest expense for the nine month periods ended September 30, 2009 and 2008:

	Nine-Months Ended September 30,
			Change
	2009	2008	$	%
	(dollars in thousands)
Interest expense:
Deposits	$76,481	$65,377	$11,104	17.0%
Securities sold under agreements to repurchase and Federal funds purchased	8,019	9,859	(1,840)	(18.7%)
Long-term debt and other borrowings	47,286	55,516	(8,230)	(14.8%)

Total	$131,786	$130,752	$1,034	0.8%

Interest expense for the nine month period ending September 30, 2009 increased by $1.0 million to $131.8 million for the comparable period mostly resulting from the additional expense for the funding of the 2009 RAL season with brokered CDs offset by a reduction in interest expense from FHLB advances due to the repayment of high interest advances that were replaced with lower interest borrowings.

A summary of deposit expense by deposit type is below:

	Nine-Months Ended September 30,
	2009	2008
	(in thousands)
NOW accounts	$5,241	$8,072
Money market deposit accounts	4,284	9,880
Other savings deposits	2,274	1,133
Time certificates of $100,000 or more	32,755	31,364
Other time deposits	31,927	14,928

Total	$76,481	$65,377

Interest expense paid on deposits was $76.5 million compared to $65.4 million for the nine month periods ended September 30, 2009 and 2008, respectively.  This increase is mostly attributed to the interest expense paid for brokered CDs used to fund RALs for the 2009 season.  Management also started purchasing brokered CDs during the third quarter of 2009 to build liquidity due to the current economic climate.  The interest expense for these brokered CDs are included in other time deposits which increased by $17.0 million for the comparable nine month periods ended September 30, 2009 and 2008 and contributed to a majority of the interest expense increase.  At the same time, NOW accounts and money market accounts interest expense decreased by $8.4 million when comparing the nine month periods ended September 30, 2009 to 2008.  This decrease is due to reducing interest rates on certain deposit products so, that they were more consistent with the Bank’s competitors.

NET INTEREST MARGIN

The following tables present net interest margin for the comparable three month periods:

	For the Three-Months Ended September 30,
	2009			2008
	Average Balance	Income	Rate	Average Balance	Income	Rate
	(dollars in thousands)
Assets:
Commercial Paper	$—	$—	—	$6,408	$37	2.30%
Interest-bearing demand deposits in other financial institutions	844,503	542	0.25%	—	—	—
Federal funds sold	—	—	—	19,287	82	1.69%
Securities: (1)
Taxable	769,415	6,528	3.37%	917,702	11,077	4.80%
Non-taxable	296,668	3,755	5.06%	265,132	3,428	5.17%

Total securities	1,066,083	10,283	3.84%	1,182,834	14,505	4.88%

Loans: (2)
Commercial	1,074,709	12,376	4.57%	1,207,890	18,792	6.19%
Real estate-multi family & nonresidential	2,781,170	39,600	5.70%	2,752,603	41,567	6.04%
Real estate-residential 1-4 family	1,095,890	15,712	5.73%	1,203,771	17,889	5.94%
Consumer	626,097	7,987	5.06%	613,796	9,831	6.37%
Other	2,185	16	2.91%	2,251	30	5.30%

Total loans, net	5,580,051	75,691	5.42%	5,780,311	88,109	6.09%

Total interest-earning assets	7,490,637	86,516	4.61%	6,988,840	102,733	5.87%

Market value adjustment (1)	28,008			18,580
Non-interest-earning assets	285,038			593,612

Total assets	$7,803,683			$7,601,032

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$1,723,386	2,420	0.56%	$1,891,370	4,660	0.98%
Time certificates of deposit	2,563,570	17,454	2.70%	1,849,236	13,905	2.99%

Total interest-bearing deposits	4,286,956	19,874	1.84%	3,740,606	18,565	1.97%

Borrowed funds:
Securities sold under agreements to repurchase and Federal funds purchased	332,986	2,156	2.57%	436,123	3,444	3.14%
Other borrowings	1,481,399	13,832	3.70%	1,656,597	19,902	4.78%

Total borrowed funds	1,814,385	15,988	3.49%	2,092,720	23,346	4.44%

Total interest-bearing liabilities	6,101,341	35,862	2.33%	5,833,326	41,911	2.86%

Non-interest-bearing demand deposits	1,143,928			987,336
Other liabilities	140,616			80,479
Shareholders’ equity	417,798			699,891

Total liabilities and shareholders’ equity	$7,803,683			$7,601,032

Net interest income/margin		$50,654	2.68%		$60,822	3.46%

Loan information Core Bank:
Consumer loans, Core Bank	625,556	7,987	5.07%	613,453	9,831	6.38%
Loans, Core Bank	5,579,499	75,691	5.38%	5,779,968	88,109	6.06%

(1)	Average securities balances are based on amortized historical cost. The market value of securities are reported as a separate line item, above.
(2)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Volume and Rate Variance Analysis of Net Interest Income:

	Three-Months Ended September 30, 2009 vs. September 30, 2008
	Change due to		Total Change
	Rate	Volume
	(in thousands)
Assets:
Commercial Paper	$(18)	$(19)	$(37)
Interest-bearing demand deposits in other financial institutions	—	542	542
Federal funds sold	(41)	(41)	(82)
Securities:
Taxable	(2,949)	(1,600)	(4,549)
Non-taxable	(76)	403	327

Total securities	(3,025)	(1,197)	(4,222)
Loans:
Commercial	(4,514)	(1,902)	(6,416)
Real estate—multi family & nonresidential	(2,395)	428	(1,967)
Real estate—residential 1-4 family	(616)	(1,561)	(2,177)
Consumer	(2,041)	197	(1,844)
Other	(13)	(1)	(14)

Total loans	(9,579)	(2,839)	(12,418)

Total interest-earning assets	$(12,663)	$(3,554)	$(16,217)

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	(1,855)	(385)	(2,240)
Time certificates of deposit	(1,449)	4,998	3,549

Total interest-bearing deposits	(3,304)	4,613	1,309

Borrowed funds:
Securities sold under agreements to repurchase and Federal funds purchased	(560)	(728)	(1,288)
Other borrowings	(4,135)	(1,935)	(6,070)

Total borrowed funds	(4,695)	(2,663)	(7,358)

Total interest bearing liabilities	(7,999)	1,950	(6,049)

Net interest income	$(4,664)	$(5,504)	$(10,168)

Consumer loans, Core Bank	$(2,038)	$194	$(1,844)
Loans, Core Bank	$(9,486)	$(2,932)	$(12,418)

Net Interest Margin

The net interest margin for the three months ended September 30, 2009 decreased to 2.68% compared to 3.46% for the same three month period of 2008.  This net interest margin decrease is the result of declining interest rates received on average interest-earning assets which decreased by 126 basis points, partially offset by declining interest rates paid on average interest-bearing liabilities which decreased by 53 basis points for the comparable three month periods.  Interest income from loans was the driver of the decrease in net interest margin with interest income decreasing by $12.4 million, or 67 basis points for the three month comparable periods ended September 30, 2009 and 2008.  Of this decrease in interest income on loans, $9.6 million was attributable to a decrease in interest rates and $2.8 million was attributable to a decrease in average balance.  Interest rates paid on commercial, residential real estate and consumer loans caused a majority of the decrease due to declining interest rates.  Interest rates on these loan portfolios decreased by a combined total of 314 basis points when comparing the interest rates received on these loan types for the three month periods ending September 30, 2009 and 2008.

Interest expense on interest bearing liabilities decreased by $6.0 million when comparing the three month periods ended September 30, 2009 to September 30, 2008.  This decrease is mostly due to a decrease in interest rates which have decreased due to the FOMC decreasing interest rates.  Interest expense on borrowings was the driver of reducing interest expense, decreasing by $6.1 million when comparing the third quarter of 2009 to 2008.  This decrease was due to a decrease in interest rates which decreased by 108 basis points for the comparable periods.  Interest expense on deposits increased by $1.3 million when comparing the three month periods ended September 30, 2009 to September 30, 2008.  The driver of this increase was the increased balance of deposits which attributed to $4.6 million of the increase to expense offset by a decrease in interest rates of which is attributable to a decrease of $3.3 million.

The following tables present net interest margin for the comparable nine month periods:

	For the Nine-Months Ended September 30,
	2009			2008
	Average Balance	Income	Rate	Average Balance	Income	Rate
	(dollars in thousands)
Assets:
Commercial Paper	$—	$—	—	$25,947	$560	2.88%
Interest-bearing demand deposits in other financial institutions	1,128,915	2,338	0.28%	—	—	—
Federal funds sold	440	1	0.30%	85,179	1,721	2.70%
Securities: (1)
Taxable	948,152	26,634	3.76%	927,040	33,935	4.89%
Non-taxable	297,867	11,265	5.04%	244,567	9,552	5.21%

Total securities	1,246,019	37,899	4.07%	1,171,607	43,487	4.96%

Loans: (2)
Commercial	1,115,192	38,179	4.58%	1,198,260	58,016	6.47%
Real estate—multi family & nonresidential	2,829,946	121,704	5.73%	2,646,493	122,913	6.19%
Real estate—residential 1-4 family	1,102,308	48,068	5.81%	1,140,836	51,124	5.98%
Consumer	897,698	175,743	26.17%	738,478	139,156	25.17%
Other	3,326	59	2.37%	3,338	149	5.96%

Total loans, net	5,948,470	383,753	8.61%	5,727,405	371,358	8.65%

Total interest-earning assets	8,323,844	423,991	6.80%	7,010,138	417,126	7.94%

Market value adjustment (1)	31,861			25,957
Non-interest-earning assets	537,889			589,773

Total assets	$8,893,594			$7,625,868

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$1,929,165	11,798	0.82%	$2,005,641	19,085	1.27%
Time certificates of deposit	3,085,516	64,683	2.80%	1,818,462	46,292	3.40%

Total interest-bearing deposits	5,014,681	76,481	2.04%	3,824,103	65,377	2.28%

Borrowed funds:
Securities sold under agreements to repurchase and Federal funds purchased	340,393	8,019	3.15%	406,597	9,859	3.24%
Other borrowings	1,520,391	47,286	4.16%	1,504,382	55,516	4.93%

Total borrowed funds	1,860,784	55,305	3.98%	1,910,979	65,375	4.57%

Total interest-bearing liabilities	6,875,465	131,786	2.57%	5,735,082	130,752	3.05%

Non-interest-bearing demand deposits	1,228,700			1,126,123
Other liabilities	117,057			55,219
Shareholders’ equity	672,372			709,444

Total liabilities and shareholders’ equity	$8,893,594			$7,625,868

Net interest income/margin		$292,205	4.69%		$286,374	5.46%

Loan information Core Bank:
Consumer loans, Core Bank	638,324	24,132	5.05%	603,266	30,394	6.73%
Loans, Core Bank	5,786,728	232,142	5.36%	5,592,193	262,596	6.27%

(1)	Average securities balances are based on amortized historical cost. The market value of securities are reported as a separate line item, above.
(2)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.

Volume and Rate Variance Analysis of Net Interest Income:

	Nine-Months Ended September 30, 2009 vs. September 30, 2008
	Change due to		Total Change
	Rate	Volume
	(in thousands)
Assets:
Commercial Paper	$(280)	$(280)	$(560)
Interest-bearing demand deposits in other financial institutions	—	2,338	2,338
Federal funds sold	(812)	(908)	(1,720)
Securities:
Taxable	(8,052)	751	(7,301)
Non-taxable	(318)	2,031	1,713

Total securities	(8,370)	2,782	(5,588)
Loans:
Commercial	(16,032)	(3,805)	(19,837)
Real estate—multi family & nonresidential	(9,414)	8,205	(1,209)
Real estate—residential 1-4 family	(1,397)	(1,659)	(3,056)
Consumer	5,693	30,894	36,587
Other	(89)	(1)	(90)

Total loans	(21,239)	33,634	12,395

Total interest-earning assets	$(30,701)	$37,566	$6,865

Liabilities:
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	(6,579)	(708)	(7,287)
Time certificates of deposit	(9,307)	27,698	18,391

Total interest-bearing deposits	(15,886)	26,990	11,104

Borrowed funds:
Securities sold under agreements to repurchase and Federal funds purchased	(268)	(1,572)	(1,840)
Other borrowings	(8,810)	580	(8,230)

Total borrowed funds	(9,078)	(992)	(10,070)

Total interest bearing liabilities	(24,964)	25,998	1,034

Net interest income	$(5,737)	$11,568	$5,831

Consumer loans, Core Bank	$(7,943)	$1,681	$(6,262)
Loans, Core Bank	$(39,284)	$8,830	$(30,454)

Net Interest Margin

The net interest margin for the nine months ended September 30, 2009 decreased to 4.69% compared to 5.46% for the same period of 2008.  This decrease is mostly the result of increased balance or volume of interest earning assets and interest-bearing liabilities both at lower interest rates.  The increase in the average balance of average interest-earning assets of $1.31 billion and in the average interest bearing liabilities of $1.14 billion for the comparable nine month periods ended September 30, 2009 and 2008 is mostly attributable to funding of RAL on balance sheet for 2009. For the 2009 RAL season, the Company retained all originated RALs and funded RALs mostly by purchasing brokered CDs which impacted the net interest margin for 2009.

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

Interest rates received on interest-earning assets decreased by 114 basis points when comparing the nine month periods ended September 30, 2009 to September 30, 2008.  The driver of this decrease was mostly from commercial loans with adjustable interest rates.  Commercial loan interest rates decreased by 189 basis points for the comparable periods.  Interest rates paid on interest-bearing liabilities decreased by 48 basis points.  These decreases are mostly attributable to the significant decrease of FOMC interest rates which are currently at 0.00% - 0.25% compared to 2.00% at September 30, 2008 and June 30, 2008.

PROVISION FOR LOAN LOSSES

Quarterly, the Company determines the amount of allowance for loan losses adequate to provide for losses inherent in the Company’s loan portfolios.  The provision for loan losses is determined by the net change in the allowance for loan losses.  For a detailed discussion of the Company’s allowance for loan losses, refer to the “Significant Accounting Policies” discussion in Note 1, “Summary of Significant Accounting Policies” in the 2008 10-K and in the MD&A allowance for loan loss discussion of this Form 10-Q on page 55.

A summary of the provision for loan losses for the comparable three month periods ended September 30, 2009 are as follows:

	Three-Months Ended September 30,
			Change
	2009	2008	$	%
	(dollars in thousands)
Provision for loan losses:
Core Bank	$47,141	$67,659	$(20,518)	(30.3%)
RAL	(4,778)	(3,697)	(1,081)	29.2%

Total	$42,363	$63,962	$(21,599)	(33.8%)

Provision for loan losses were $42.4 million for the three month period ended September 30, 2009 compared to $64.0 million for the three month period ended September 30, 2008, a decrease of $21.6 million.  The decreased provision for loan losses is mostly attributed to the Core Bank’s loan charge-offs which already had a loan loss provision allocated to them. In addition, in the third quarter of 2008, the qualitative factors associated with the slowing economy increased the provision for loan losses which incorporates an estimate for future estimated loan losses within the ALL calculation.

The RAL credit to provision of $4.8 million for the three months ended September 30, 2009 was due to increased collections of RALs during the third quarter of 2009.  The increased RAL loss rate for the comparable periods is mostly due to the inability to collect on certain RALs that were charged-off in the first quarter of 2009 which is further discussed on the following page.

A summary of the provision for loan losses for the comparable nine month periods ended September 30, 2009 are as follows:

	Nine-Months Ended September 30,
			Change
	2009	2008	$	%
	(dollars in thousands)
Provision for loan losses:
Core Bank	$314,759	$126,806	$187,953	148.2%
RAL	75,809	22,717	53,092	233.7%

Total	$390,568	$149,523	$241,045	161.2%

For the year-to-date periods ended September 30, 2009 and 2008, provision for loan losses were $390.6 million and $149.5 million, an increase of $241.0 million.  This increase was caused by a significant increase in provision for loan losses for the Core Bank of $188.0 million and in the RAL provision for loan losses of $53.1 million for the comparable periods.

The provision for loan losses for the Core Bank’s loan portfolio increased to $314.8 million due to an increase in loan charge-offs and non-performing loans during 2009.  The Core Bank had net loan charge-offs of $185.6 million during the first nine months of 2009 compared to $48.8 million during the first nine months of 2008.  The Core Bank’s non-performing assets have increased to $384.8 million, which is an increase of $143.3 million since December 31, 2008 and an increase of $213.2 million since September 30, 2008.  These increases are also explained in Note 7, “Allowance for Loan Losses” of the Consolidated Financial Statements of this Form 10-Q and in the ALL section below.  Provision for loan losses also increased from the recognition of these recent credit losses and the continued deterioration of the general economic environment.  The Company also shortened the timeframe utilized for estimating historical loss rates in its calculations of the estimation of future loan charge-offs and losses within the loan portfolio as part of the allowance (i.e., reserve for non-impaired loans calculated on a loan pool basis).  The shortened timeframe placed more weight on the recent history of increased losses, which resulted in a substantial increase in the allowance.

In addition, the 2009 RAL program experienced higher than anticipated loan losses which required an increased provision for RALs of $75.8 million for the nine month period ended September 30, 2009, an increase of $53.1 million for the comparable period ended September 30, 2008.  The increase in RAL provision for loan losses is attributed to the first few weeks of the RAL season due to an expanded number of tax refunds under review by the IRS for further documentation.  RAL Management detected the changes in the IRS payment patterns and adjusted the RAL underwriting to reflect the IRS change in payment.  The held back tax returns resulted in more charged-off RALs as many of these RALs were outstanding for more than 60 days which required the Company to charge them off.  The credit for provision for loan losses for the three month periods ended September 30, 2009 and 2008, are recoveries of those charged-off loans.  The RAL provision was also impacted by the inability to set-up a securitization facility which had accounted for $14.9 million of provision for loan losses within the gain on sale calculation in the first quarter of 2008.

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

The table below summarizes the changes in non-interest income for the comparable quarters:

	Three-Months Ended September 30,
			Change
	2009	2008	$	%
	(dollars in thousands)
Non-interest income:
Refund transfer fees	$525	$385	$140	36.4%
Service charges and fees	6,473	6,926	(453)	(6.5%)
Trust and investment advisory fees	4,999	6,308	(1,309)	(20.8%)
Loss on securities, net	(23)	(487)	464	(95.3%)
Other	773	3,569	(2,796)	(78.3%)

Total	$12,747	$16,701	$(3,954)	(23.7%)

Total non-interest income was $12.7 million for the three months ended September 30, 2009 compared to $16.7 million for the same period in 2008, a decrease of $4.0 million or 23.7%.  This decrease is mostly attributed to a $2.8 million decrease in other income and a decrease of trust and investment advisory fees of $1.3 million.  The decrease of other income in 2009 compared to 2008 was mostly attributable to the FHLB not paying dividends for most of 2009 on the required investment of FHLB stock in order to borrow from the FHLB.  The dividend income from FHLB decreased by $601,000 for the comparable three month period ended September 30, 2009 and 2008.  The decrease in other income was also attributed to the sale of $85.8 million of commercial real estate loans during the third quarter of 2009 which were sold at a loss of $1.3 million.  Offsetting the loss on sale of commercial real estate loans were gains on the sale of residential real estate loans.  The decrease in trust and investment advisory fees is mostly from a decrease in market values of the assets under management which also reduce the fees earned from managing those assets.

The table below summarizes the changes in non-interest income for the comparable year to date periods:

	Nine-Months Ended September 30,
			Change
	2009	2008	$	%
	(dollars in thousands)
Non-interest income:
Refund transfer fees	$68,076	$68,576	$(500)	(0.7%)
Service charges and fees	21,125	24,075	(2,950)	(12.3%)
Trust and investment advisory fees	15,856	19,477	(3,621)	(18.6%)
Gain/(loss) on securities, net	241	(422)	663	(157.1%)
Gain on sale of RALs, net	—	44,580	(44,580)	(100.0%)
Other	4,440	7,888	(3,448)	(43.7%)

Total	$109,738	$164,174	$(54,436)	(33.2%)

Total non-interest income was $109.7 million for the nine month period ended September 30, 2009 compared to $164.2 million for the same period in 2008, a decrease of $54.4 million or 33.2%.  This decrease is mostly attributed to the Company not utilizing a securitization facility to sell RAL loans for the 2009 RAL season which accounted for $44.6 million in non-interest income in the first quarter of 2008.  Service charges and fees decreased by $3.0 million primarily from reduced charges on deposit accounts.  The decrease in trust and investment advisory fees of $3.6 million is mostly from a decrease in market values of the assets under management which also reduce the fees earned from managing those assets.  Other income decreased by $3.4 million for the comparable nine month periods ended September 30, 2009 and September 30, 2008.  This decrease is mostly attributable to the FHLB paying significantly lower dividends in 2009 compared to 2008 of $2.3 million and, a loss on sale of commercial real estate loans of $1.3 million in the third quarter of 2009

For additional explanation and disclosure regarding the securitization of RALs refer to Note 7, “RAL and RT Programs” of the Consolidated Financial Statements of the 2008 10-K.

NON-INTEREST EXPENSE

The following table summarizes the changes in non-interest expenses for the comparable quarters:

	Three-Months Ended September 30,
			Change
	2009	2008	$	%
	(dollars in thousands)
Non-interest expense:
Salaries and employee benefits	$27,839	$29,118	$(1,279)	(4.4%)
Occupancy expense, net	6,626	6,462	164	2.5%
Goodwill impairment	—	22,068	(22,068)	(100.0%)
Refund program fees	—	360	(360)	(100.0%)
Other	27,921	24,124	3,797	15.7%

Total	$62,386	$82,132	$(19,746)	(24.0%)

The Company’s non-interest expenses decreased by $19.7 million for the third quarter of 2009 compared to the third quarter of 2008.  The majority of this decrease is due to the charge for the impairment of goodwill of $22.1 million in the third quarter of 2008 offset by increased other non-interest expenses of $3.8 million for the comparable three month periods ended September 30, 2009 and 2008.  The increase in other expense is also discussed in Note 12, “Other Income and Expense” of the Consolidated Financial Statements of this Form 10-Q. This increase was primarily due to an impairment of the LIHTCP investments of $8.9 million reduced by a decrease in the reserve for off balance sheet commitments of $6.9 million during the third quarter of 2009.

The following table summarizes the changes in non-interest expenses for the comparable nine month periods:

	Nine-Months Ended September 30,
			Change
	2009	2008	$	%
	(dollars in thousands)
Non-interest expense:
Goodwill impairment	$128,710	$22,068	$106,642	483.2%
Occupancy expense, net	19,894	20,198	(304)	(1.5%)
Salaries and employee benefits	93,456	96,108	(2,652)	(2.8%)
Refund program fees	47,428	58,439	(11,011)	(18.8%)
Other	112,453	71,812	40,641	56.6%

Total	$401,941	$268,625	$133,316	49.6%

The Company’s non-interest expenses for the nine month period ended September 30, 2009 compared to 2008 increased by $133.3 million, or 49.6%.  The majority of this increase is due to the charge for the impairment of the goodwill of $128.7 million and, increased other expenses of $40.6 million as discussed above and in Note 8, “Goodwill” on page 23 and in Note 12, “Other income and expenses” of the Consolidated Financial Statements of this Form 10-Q.

PROVISION FOR INCOME TAXES

For the nine months ended September 30, 2009, the Company recorded a $13.2 million tax expense on a pretax loss of $390.6 million.  The Company’s effective tax rate for 2009 was a negative 3.4%, compared to 2008’s full year rate of 44.9%.  Excluding the impact of the nondeductible goodwill impairment charge of $118.5 million, the effective tax rate for the nine months ended September 30, 2009 would have been a negative 4.9%.

The $13.2 million tax expense is attributable to three items; 1) a tax benefit of $118.6 million related to the pre-tax loss of $390.6 million offset by a full valuation allowance, 2) the creation of a valuation allowance of $16.3 million relating to activities from previous years and, 3) a tax benefit of $3.1 million for amended tax returns file for tax years 2005 through 2007.

The Company is permitted to recognize deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management has considered all available evidence in determining whether a DTA valuation allowance is needed.  Due to deteriorating market conditions during 2008 and 2009, the Company has determined that there is not sufficient additional positive evidence to support the realization of its deferred tax asset beyond the amount of negative $54.1 million of the current tax receivable that can be realized from the carryback of the 2009 projected net operating loss to tax years 2008 and 2007.

Management continues to assess the impact of Company performance and the economic climate on the realizability of its DTA on a quarterly basis.

BALANCE SHEET ANALYSIS

Total assets decreased $1.67 billion, total liabilities decreased by $1.28 billion and shareholders’ equity decreased by $390.7 million since December 31, 2008. These significant decreases were primarily due to the preparation of funding the 2009 RAL season on balance sheet at December 31, 2008 by purchasing brokered CDs which matured during the second and third quarter of 2009. During the third quarter of 2009, the Company continued to build liquidity within the balance sheet due to the current uncertain economic conditions by purchasing brokered CDs and investing in short-term and liquid assets. The decrease in shareholders’ equity is mostly attributed to the year to date net loss available to common shareholders of $411.3 million for the nine month period ended September 30, 2009. The major components causing these changes within the balance sheet are described in the following sections.

CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents decreased by $934.3 million or 48.2% since December 31, 2008 to $1.00 billion at September 30, 2009.  This decrease was due to the Company retaining more cash on hand to fund the 2009 RAL season.  Once the peak of the RAL season had been completed, excess cash was used to pay-off debt and, repay maturing brokered CDs purchased to fund the RAL season.

SECURITIES

Trading Portfolio

At September 30, 2009, the Company held $6.0 million of trading securities, a decrease of $207.9 million since December 31, 2008.  This decrease was primarily from the sale of the MBS during the second and third quarter of 2009.  Management sold a majority of the trading portfolio due to low interest rates which increase the value of MBS and, to purchase more secure and liquid U.S. Agency securities.  The gain on sale of MBS during the second quarter of 2009 was $4.5 million and for the third quarter 2009 was $3.1 million.

Available for Sale Securities

At September 30, 2009, the Company held $1.30 billion of AFS Securities, an increase of $119.6 million since December 31, 2008.  A majority of this increase was from the purchase of $1.12 billion of U.S.  Agency securities and $102.1 million of collateralized mortgage obligations offset by $1.05 billion of maturities and calls of U.S.  Agency securities and a $25.0 million maturity of a U.S.  Treasury Obligation.  The remainder of the increase was mostly due to an increase in market values of $21.6 million which is attributed to a decrease in long-term interest rates.

LOAN PORTFOLIO

Loans Held for Sale

Loans held for sale at September 30, 2009 were $20.1 million, an increase of $9.0 million, or 80.7% since December 31, 2008.  This increase is mostly due to an increase in mortgage loans originated for sale.  Mortgage loans originated for sale has increased due to the decline in mortgage loan interest rates which has increased the demand for refinancing of mortgage loans.  In addition, in order to reduce the size of the balance sheet, the majority of conforming mortgage loans were originated for sale.

Loans Held for Investment

The following table summarizes loans held for investment (“HFI”):

	September 30, 2009	December 31, 2008	Change
			$	%
	(dollars in thousands)
Real estate:
Residential—1 to 4 family	$1,049,311	$1,098,592	$(49,281)	(4.5%)
Multi-family residential	281,931	273,644	8,287	3.0%
Commercial	1,951,929	2,024,532	(72,603)	(3.6%)
Construction	444,228	553,307	(109,079)	(19.7%)
Commercial loans	1,025,614	1,159,843	(134,229)	(11.6%)
Home equity loans	449,269	448,650	619	0.1%
Consumer loans	166,329	196,482	(30,153)	(15.3%)
RALs	3,000	—	3,000	N/A
Other	2,329	9,806	(7,477)	(76.2%)

Total loans	$5,373,940	$5,764,856	$(390,916)	(6.8%)

Total HFI loans decreased by $390.9 million or 6.8% since December 31, 2008 compared to September 30, 2009.  A majority of this decrease is due to loan net charge-offs of $261.4 million and the sale of commercial real estate loans of $85.2 million and residential real estate loans of $40.7 million since December 31, 2008.  The increased charge-offs are mostly attributed to loans from the construction portfolio of $81.5 million and commercial portfolio of $67.5 million.

Although the Bank has experienced an increased amount of charge-offs, the Bank has continued to originate and renew loans.  Since December 31, 2008, the Bank has originated and renewed $496.5 million of loans and loan commitments.  A majority of these loans were commercial loans of $157.3 million, $104.4 million of residential real estate loans and $101.8 million of commercial real estate loans.  The commercial and commercial real estate were originated from the CWMG segment while a majority of the residential real estate loans are from the Community Banking segment.

A summary of the net charge-offs by loan type by quarter is as follows:

	2009			2008
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	(in thousands)
Real estate
Residential—1 to 4 family	$4,115	$4,915	$1,046	$1,104	$1,106	$4,831
Commercial (1)	(304)	8,312	1,714	828	344	294
Construction	13,345	30,125	38,066	30,847	8,228	8,158
Commercial loans	12,405	26,987	28,117	14,896	4,789	12,202
Home equity loans	3,821	5,664	4,178	1,915	2,568	2,334
Consumer loans (2)	1,723	1,052	318	1,305	1,050	714
Tax refund loans (RALs)	(4,778)	1,701	78,886	(949)	(3,697)	837

Net charge-offs	$30,327	$78,756	$152,325	$49,946	$14,388	$29,370

(1)	Commercial real estate loans include multi-family residential real estate loans
(2)	Consumer loans include other loans

During the third quarter of 2009, net charge-offs declined compared to the last three quarters which indicates a moderate improvement.  However, the net charge-offs continue to be high compared to the historical standards of the Company. Management continues to obtain updated appraisals for collateralized loans to determine if further write-down of loans is required. During the third quarter of 2009, Management observed an improvement in collateral value declines when comparing the declines in collateral values to the last few quarters where large write-downs were required. Both of these observations are indications of improvements in the loan portfolio. At the same time, non-performing assets did increase so, Management is cautiously optimistic. Further discussion of non-performing assets is in the ALL section, below.

ALLOWANCE FOR LOAN LOSSES (“ALL”)

Total ALL was $269.4 million at September 30, 2009, an increase of $128.5 million since December 31, 2008.  The increase to ALL is primarily due to net charged-off loans of $261.4 million since December 31, 2008 and an increase in non-performing assets to $384.8 million from $241.5 million at December 31, 2008 which are explained in the section below, nonaccrual loans.  For additional explanation for the increase in the ALL, refer to Note 7, “Allowance for Loan Losses” in the Consolidated Financial Statements of this Form 10-Q.  The increase in ALL improves the ratio of ALL to total loans to 5.01% at September 30, 2008 from 2.44% at December 31, 2008.

Of the $261.4 million of net charge-offs, $75.8 million were RALs and $185.6 million were from the Core Bank loan portfolio.  As discussed in the provision for loan losses section of the MD&A on page 49 and in the Consolidated Financial Statements, Note 6, “RAL and RT Programs” the increased RAL charge-offs in 2009 occurred from the IRS holding-up more tax returns than in previous years for review pending additional taxpayer information to be provided before processing.

Included In the table above is a summary of loan charge-offs by quarter and by loan type.  Included in the net charge-offs are declines in collateral values for non-performing loans which are secured by real estate which in accordance with FASB ASC 310-10-35, that have been written down to current market value.

NON-PERFORMING LOANS

The table below summarizes the Company’s non-performing assets and loan quality ratios.

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	(dollars in thousands)
Nonaccrual loans	$301,442	$297,228	$224,437	$186,610	$136,940
Loans past due 90 days or more on accrual status	14,002	1,904	1,855	14,045	445
Troubled debt restructured loans	31,181	24,917	34,857	33,737	29,022

Total non-performing loans	346,625	324,049	261,149	234,392	166,407
Foreclosed collateral	38,128	24,298	9,911	7,100	5,181

Total non-performing assets	$384,753	$348,347	$271,060	$241,492	$171,588

Allowance for loan losses, Core Bank	$269,389	$258,032	$140,985	$140,908	$122,097
Allowance for loan losses, RALs	—	—	3,322	—	—

Total allowance for loan losses, Consolidated	$269,389	$258,032	$144,307	$140,908	$122,097

COMPANY RATIOS—Consolidated:
Coverage ratio of allowance for loan losses to total loans	5.01%	4.57%	2.51%	2.44%	2.13%
Coverage ratio of allowance for loan losses to non-performing loans	77.72%	79.63%	55.26%	60.12%	73.37%
Ratio of non-performing loans to total loans	6.45%	5.74%	4.54%	4.07%	2.91%
Ratio of non-performing assets to total assets	4.87%	4.76%	2.94%	2.52%	2.23%
Ratio of allowance for loan losses to potential problem loans and non-performing loans	29.08%	30.70%	21.93%	24.01%	26.33%
COMPANY RATIOS—Core Bank:
Coverage ratio of allowance for loan losses to total loans	5.02%	4.57%	2.48%	2.44%	2.13%
Coverage ratio of allowance for loan losses to non-performing loans	77.72%	79.63%	53.99%	60.12%	73.37%
Ratio of non-performing loans to total loans	6.45%	5.74%	4.59%	4.07%	2.91%
Ratio of non-performing assets to total assets	5.14%	5.00%	3.41%	2.65%	2.23%
Ratio of allowance for loan losses to potential problem loans and non-performing loans	29.08%	30.70%	21.43%	24.01%	26.33%

Total non-performing loans increased to $346.6 million at September 30, 2009 from $234.4 million at December 31, 2008, an increase of $112.2 million.  This increase is mostly attributable to the Commercial Real Estate loans and Commercial loans which increased $64.2 million and $31.5 million, respectively since December 31, 2008.  At September 30, 2009, approximately 21% of the total non-performing loans were current on contractual payments but, have been placed on nonaccural due to the identification of some form of impairment such as a decline in collateral value.  If these loans continue to demonstrate the ability to maintain current on their contractual payments, these loans could be reclassified as performing in future quarters.

Non-performing loans for the last six quarters are summarized below by loan type.

	2009			2008
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	(in thousands)
Real estate
Residential—1 to 4 family	$51,282	$40,088	$33,914	$19,750	$13,641	$6,929
Commercial (1)	87,471	71,563	27,569	23,302	9,022	7,560
Construction	119,775	132,914	121,788	136,602	109,828	105,207
Commercial loans	81,234	72,473	70,348	49,761	29,295	34,292
Home equity loans	6,401	6,424	6,800	4,261	4,062	3,720
Consumer loans (2)	462	587	730	716	559	391

Total Non-performing Loans	346,625	324,049	261,149	234,392	166,407	158,099

Other real estate owned	38,128	24,298	9,911	7,100	5,181	3,695

Total non-performing assets	$384,753	$348,347	$271,060	$241,492	$171,588	$161,794

(1)	Commercial real estate loans include multi-family residential real estate loans
(2)	Consumer loans include other loans

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

Foreclosed Collateral

Foreclosed collateral consists of other real estate owned (“OREO”) obtained through foreclosure.  The Company holds $38.1 million of OREO at September 30, 2009.  OREO are carried on the balance sheet at the current market value less the estimated costs to sell.  At September 30, 2009, the Company has 37 OREO properties with $18.4 million that are construction and land properties and $16.0 million that are commercial real estate properties.  As of the date of this Form 10-Q filing, one of the large construction and land loans were sold, decreasing the construction and land OREO to approximately $12.2 million.

OREO’s have increased by $31.0 million since December 31, 2008.  This increase is mostly from the addition of $37.2 million OREO properties since December 31, 2008, reduced by sales of OREOs of $4.9 million and write-downs to current market values of $1.2 million.  From the sale of OREOs, the Company has incurred a net loss on sale of $348,000 for the year to date period ended September 30, 2009.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets were $9.1 million at September 30, 2009, a decrease of $129.4 million since December 31, 2008.  This decrease is mostly attributable to the impairment of goodwill of $128.7 million at June 30, 2009.  The remainder of this decrease is from monthly amortization of the Bank’s intangible assets.  A detailed explanation of the goodwill impairment is in Note 8, “Goodwill” of the consolidated financial statements within this Form 10-Q on page 23.

DEPOSITS

The following table summarizes the deposits.

	September 30, 2009	December 31, 2008	Change
			$	%
	(dollars in thousands)
Non-interest-bearing deposits	$1,185,903	$981,944	$203,959	20.8%

Interest-bearing deposits:
NOW accounts	947,894	1,044,301	(96,407)	(9.2%	)
Money market deposit accounts	310,972	612,710	(301,738)	(49.2%	)
Other savings deposits	370,688	320,842	49,846	15.5%
Time certificates of $100,000 or more	1,469,562	1,682,974	(213,412)	(12.7%	)
Other time deposits	1,240,134	1,945,931	(705,797)	(36.3%	)

Total deposits	$5,525,153	$6,588,702	$(1,063,549)	(16.1%	)

The Company’s deposits decreased by $1.06 billion or 16.1% since December 31, 2008 when comparing the balance at September 30, 2009.  This decrease is mostly attributed to the matured brokered CDs of $881.7 million and Certificate of Deposit Account Registry (“CDAR”) one-way buy transactions of $460.1 million which were held at December 31, 2008 to pre-fund the 2009 RAL season but have since matured.  The matured brokered CDs and CDARs one-way buy transactions were offset by the purchase of $266.5 million of brokered CDs during the third quarter of 2009 which were purchased to assist with building liquidity due to the current economic conditions.

The decrease in time certificates of $100,000 or more is mostly attributed to a decrease in public CDs which decreased by $393.1 million when comparing the September 30, 2009 to December 30, 2008.  The decrease in public CDs is mostly attributed to public entities withdrawing their CDs due to the decrease in the Company’s credit rating as disclosed in Note 17, “Credit Ratings” of the Consolidated Financial Statements of this Form 10-Q.  Most public entities are required to withdrawal their funds when a credit rating does not meet the public entities investment policies.  These decreases were offset by an increase in non-interest bearing deposits of $204.0 million.  The increase in non-interest bearing deposit accounts is mostly due to the FDIC providing unlimited insurance coverage for all personal and business accounts that do not pay more than 50 basis points on accounts held at participating FDIC insured institutions as part of the Transaction Account Guarantee Program through June 30, 2010.  This increase will also benefit the Bank’s net interest margin in future periods.

LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings were $1.54 billion at September 30, 2009, a decrease of $201.0 million, or 11.6% since December 31, 2008.  This decrease is mostly due to the repayment of long-term, high interest FHLB advances of $414.3 million.

STOCKHOLDERS’ EQUITY

Stockholders’ equity was $397.8 million at September 30, 2009 compared to $788.4 million at December 31, 2008, a decrease of $390.7 million.  This decrease is mostly attributable to the loss of income of $403.8 million during the first nine months of 2009.  The major items causing the loss of income are the significant loan loss provisions during 2009 of $390.6 million and the impairment of goodwill of $128.7 million.  These decreases were offset by an increase to accumulated other comprehensive income of $19.7 million due to the increase in market value of AFS securities.  These items are discussed in more detail throughout the MD&A and Consolidated Financial Statements of this Form 10-Q.

CAPITAL RESOURCES

As of September 30, 2009, under current regulatory definitions, the Company and PCBNA met the regulatory ratios to be considered “well-capitalized,” as defined under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”).

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

The Company’s and PCBNA’s risk based capital ratios as of September 30, 2009 and December 31, 2008 were as follows:

	Total Capital	Tier 1 Capital	Risk Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
September 30, 2009
PCB (consolidated)	$584,318	$427,782	$5,493,137	$7,769,776	10.6%	7.8%	5.5%
PCBNA	593,211	436,618	5,497,754	7,776,523	10.8%	7.9%	5.6%

December 31, 2008
PCB (consolidated)	$880,523	$712,003	$6,016,764	$8,107,248	14.6%	11.8%	8.8%
PCBNA	863,613	695,237	6,005,146	8,098,895	14.4%	11.6%	8.6%

Well capitalized ratios					10.0%	6.0%	5.0%
Adequately capitalized ratios					8.0%	4.0%	4.0%

The minimum capital ratios required to meet the generally applicable regulatory standards of “well capitalized” and “adequately capitalized” are included in the table above.  While the Company and PCBNA each met the minimum ratios required to be classified as “well capitalized” as of September 30, 2009, unless the Company is successful in executing on its three-year capital and strategic plan there is a substantial risk that the Company and PCBNA will fail to meet such requirements and the minimum capital ratios for Tier 1 leverage and total risk based capital in future periods.  In addition to the minimum capital ratios noted above, PCBNA has agreed to maintain a minimum Tier 1 leverage ratio of 8.5% as of June 30, 2009 and 9.0% as of September 30, 2009, and a minimum total risk based capital ratio of 11.0% as of June 30, 2009 and 12.0% as of September 30, 2009.  As noted in the table above, PCBNA had a Tier 1 leverage ratio of 5.6% and a total risk based capital ratio of 10.8% as of September 30, 2009, which were not sufficient to meet the higher levels that PCBNA agreed to maintain under its agreement with the OCC.  At June 30, 2009, PCBNA had a Tier 1 leverage ratio of 5.7% which was not sufficient to meet the higher level that PCBNA agreed to maintain under its agreement with the OCC.  As a result, PCBNA may be subject to further supervisory action, which could have a material adverse effect on its results of operations, financial condition and business.

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

■	Building and maintaining a strong capital base.

■

Improving asset quality through a combination of efforts to reduce the current concentration of classified assets, prudently managing credit risk exposures in the existing loan portfolio, and tightening underwriting standards.

■

A comprehensive review of the Bank’s entire loan portfolio to identify loans that are good candidates for sale.  During the third quarter of 2009, the Company sold approximately $202 million in real estate secured loans.  At the date of this Form 10-Q filing, no additional loans have been specifically identified for sale.

■	Substantial curtailment of the Bank’s commercial real estate lending business pending a reduction in the Bank’s risk profile and significant improvement in market conditions.

■	Severely limited asset growth, as the Company focuses on improving asset quality and implementing necessary efficiency and risk management initiatives in the Core Bank.

■	Maintaining prudent levels of liquidity.

■	Improving earnings, especially of the Core Bank.

■	Strengthening Management and Board of Directors oversight.

■	Full compliance with applicable laws and regulations, including, to the maximum possible extent, regulatory capital requirements and the requirements of regulatory enforcement actions.

■	Initiatives to improve the operating efficiency ratio through automation of key systems, process integration, and elimination of redundancies.

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

On September 29, 2009, the Company received approval from the Company’s shareholders to increase the number of shares authorized to be issued from 100,000,000 to 500,000,000.  Depending upon market conditions, the Company may be able to utilize these additional shares to raise additional capital.

Impact of RAL/RT Programs on Capital Adequacy

Formal measurement of the capital ratios for the Company and PCBNA are done at each quarter-end.  However, the Company does more frequent estimates of its capital classification during late January and early February of each year because of the large volume of RALs originated.  RALs are 100% risk weighted and impact the Company’s capital ratios during late January and early February of each year.  Due to the impact of RALs on the Company’s capital ratios, Management monitors the Company’s capital ratios daily during these months.  Management estimates that, if a formal computation of capital ratios were done on certain days during those weeks PCB and PCBNA could only be classified as adequately capitalized, rather than well capitalized.  The Company has discussed this with its regulators and creditors.

Management was not able to set-up a securitization facility for the 2009 RAL season due to the current economic conditions and current credit crisis the U.S. economy is currently experiencing.  The securitization assisted with the removal of RALs from the Bank’s balance sheet to assist with maintaining their capital ratios at an adequately capitalized level.  In preparation for the 2009 RAL season and to replace the unavailability of a securitization facility, the Bank raised at total of $1.80 billion through wholesale funding sources, with $1.28 billion of brokered CDs and entered into a syndicated funding line of $524 million which was drawn upon as needed throughout the RAL season. For the 2010 RAL season, the Company is exploring funding alternatives, but that there can be no assurance that Management will be successful.

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

During 2008 and throughout 2009, liquidity was a major focus of the Bank as traditional sources of liquidity changed.  In particular, the securitization market evaporated in the latter half of the year which was a major funding source for the RAL Program.  As a risk management measure to compensate for this and other potential funding and liquidity changes in the future, Management developed and expanded its use of a twelve month rolling cash position analysis so that changes in liquidity sources and related needs could be identified and addressed well in advance of any issues or shortfalls.  At this time, no shortfalls have been identified for the foreseeable future, though results could change depending on industry conditions related to the credit markets and the Company’s own financial condition.

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

The terms of the junior subordinated notes and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities.  The deferral election began with respect to regularly scheduled quarterly interest payments that would otherwise have been made in June and July of 2009.  The Company has the ability under the junior subordinated notes to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest.  During the deferral period, interest will continue to accrue on the junior subordinated notes at the stated coupon rate, including the deferred interest, and the Company will continue to record the interest expense associated with the junior subordinated debentures.  During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or are junior to the junior subordinated notes.  The Company may end the deferral by paying all accrued and unpaid interest.  The Company anticipates that it will continue to defer interest on the junior subordinated notes and will not pay dividends on its common stock or preferred stock for the foreseeable future.

As a result of the Company’s deferral of interest on the junior subordinated notes, it is likely that the Company will not be able to raise funds through the offering of debt securities until the Company becomes current on those obligations.  This may also adversely affect the Company’s ability to obtain debt financing on commercially reasonable terms, or at all.  As a result, the Company will likely have greater difficulty in obtaining financing and, thus, will have fewer sources to enhance the Company’s capital and liquidity position.

The Company’s liquidity is also impacted by the credit ratings assigned to the Company and the Bank by third party rating agencies.  On July 31, 2009, Moody’s Investor Services downgraded the ratings of the Company from Ba1 to Caa1, the long term deposits of the Bank from Baa3 to B1, the financial strength of the Bank from D+ to E+, and the short-term debt of the Bank from Prime-3 to Not Prime, and the long-term debt of the Bank remains on review for possible downgrade.  On July 31, 2009, DBRS downgraded the ratings of the Company from BB (high) to B, the senior debt of the Company from BB (high) to B, and the deposits and senior debt of the Bank from BBB to BB, and all ratings remain under review with negative implications.  These lower ratings, and any further ratings downgrades, could make it more difficult for the Company to access the capital markets going forward, as the cost to borrow or raise debt or equity capital could become more expensive.  Although the cost of the Bank’s primary funding sources (deposits and FHLB borrowings) is not influenced directly by PCB and the Bank’s credit ratings, no assurance can be given that the Company’s credit rating will not have any impact on the Bank’s access to deposits and FHLB borrowings.  Long-term debt ratings also factor into the calculation of deposit insurance premiums, and a reduction in the Bank’s ratings would increase premiums and expense.

The impact of these downgrades puts further pressure on the Company’s stock price, access to capital, and impedes its access to various liquidity sources.

At September 30, 2009, the Bank had available borrowing capacity of $206.5 million at the FHLB and $742.6 million of borrowing capacity with the FRB.  This borrowing capacity is utilized to fund loans when loan growth outpaces deposit growth.

At September 30, 2009, the Bank had a total of $828.4 million of brokered CDs.  If the Bank’s regulatory capital position were to deteriorate such that it was classified as “adequately capitalized,” the Bank may not be able to use brokered CDs as a source of funds.  A “well-capitalized” institution may accept brokered deposits without restriction.  An “adequately capitalized” institution must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits.  In addition, certain interest-rate limits apply to the financial institution’s brokered and solicited deposits.  Although an institution could seek permission from the FDIC to accept brokered deposits if it were no longer considered to be “well capitalized,” the FDIC may deny permission, or may permit the institution to accept fewer brokered deposits than the level considered desirable.  If the Bank’s level of deposits were to be reduced, either by the lack of a full brokered deposit waiver or by the interest rate limits on brokered or solicited deposits, Management anticipates that the Bank would reduce its assets and, most likely, curtail its lending activities.

Since September 30, 2009, Management has taken additional steps to strengthen the Bank’s liquidity position by purchasing additional brokered CDs and, borrowing additional cash through the lines of credit at the FHLB and FRB discount window.  These steps have provided additional cash to meet the requirements of the Bank’s customers, to continue to fund loans and, have additional cash on hand for future use.

RALs

For the Company, the most significant challenge relating to liquidity management is providing sufficient liquidity to fund the large amount of RALs, primarily in late January and early February of each year.

In addition to the discussion above, the following considerations need to be part of the planning process for the liquidity and funding of RALs:

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

RALs present the Company with some special funding and liquidity needs.  Additional funds are needed for RAL lending only for the very short period of time that RALs are outstanding.  The season starts in January and continues into April, but even within that time frame, RAL originations are highly concentrated in the last week of January and first two weeks of February.  For the 2009 RAL season, Management utilized the excess cash from the purchase of brokered CDs to fund a majority of the RALs.  The syndicated funding line was also utilized during the peak of the RAL season.  In addition, Management arranged for a significant amount of very short-term borrowing capacity from other financial institutions.  Extensive funding planning is accomplished prior to the RAL season to make effective and efficient use of various funding sources. For the 2010 RAL season, the Company is exploring funding alternatives, but that there can be no assurance that Management will be successful.

Regulatory Restrictions

PCB is the parent company and sole owner of the Bank, and dividends from the Bank constitute the principal source of income to PCB.  However, there are various statutory and regulatory limitations and restrictions on the amount of dividends, if any, that may be paid by the Bank to PCB.  For a general discussion on such limitations and restrictions, refer to “Regulation and Supervision, Dividends and Other Transfer of Funds” on page 69 of the 2008 10-K.  As a result of the OCC Memorandum, the Bank is required to provide notice and obtain the non-objection of the OCC prior to declaring dividends to PCB.  In addition, as a result of the FRB Memorandum, PCB is required to provide notice and obtain the prior approval of the FRB prior to receiving dividends from the Bank.  Any objection by the OCC or FRB to the payment of a proposed dividend from the Bank to PCB could adversely affect PCB’s liquidity.  In addition, as a result of the FRB Memorandum, PCB is required to provide notice and obtain the prior approval of the FRB prior to incurring, renewing, increasing or guaranteeing any debt, and prior to making any payments on its outstanding $69.4 million of junior subordinated notes relating to its trust preferred securities.  If PCB is unable to make payments on any junior subordinated notes for more than 20 consecutive quarters, PCB would be in default under the governing agreements for such notes and the amounts due under such agreements would be immediately due and payable.

Liquidity Ratio

As of September 30, 2009, the Company’s liquidity ratio, which is the ratio of liquid assets of cash and cash equivalents, unpledged investment securities from the trading and AFS portfolios, federal funds sold and loans held for sale divided by short-term liabilities of demand deposits, repurchase agreements and federal funds purchased was 46.8%, compared to 67.0% at December 31, 2008.  The Company’s liquidity ratio decreased at September 30, 2009 compared to December 31, 2008 mostly as a result of a decrease of cash and cash equivalents which decreased by $934.3 million since December 31, 2008.  Total available liquidity as of September 30, 2009 was $1.47 billion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Global capital markets and economic conditions continue to be adversely affected and the resulting disruption has been particularly acute in the financial sector.  Although the Company remains well capitalized and has not suffered any significant liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for the Company’s products and services may decline as the Company’s borrowers and customers realize the impact of an economic slowdown and recession.  In addition, the severity and duration of these adverse conditions is unknown and may exacerbate the Company’s exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with the Company.  Accordingly, continued turbulence in the U.S. and international markets and economy may adversely affect the Company’s liquidity, financial condition, results of operations and profitability.

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

RATE SENSITIVITY

The economic value of equity (“EVE”) interest rate shock report for September 30, 2009 and 2008 is as follows:

EVE Shock Summary Report
	(in millions)
	DN 200	Base	UP 200
Total Assets:	$7,864	$7,636	$7,308
Total Liabilities:	$7,736	$7,557	$7,177
Net Asset Value:	$128	$79	$131
Current	61.3%	0.0%	65.4%
Prior Year	-3.3%	0.0%	-12.0%
Upper Policy:	-15.0%	-15.0%	-15.0%	-15.0%
Lower Policy:	-10.0%	-10.0%	-10.0%	-10.0%
w/in Limit:	Yes		Yes

EVE Summary

Assuming the entire yield curve was to instantaneously increase 200 basis points, the Company’s projected EVE at September 30, 2009 would increase by approximately 65.4% from the base.  At September 30, 2008 in the up 200 basis point scenario, the Company’s EVE was projected to decrease by approximately 12.0% from the base projection.  The rates down 200 basis point scenario assumes the yield curve instantaneously decreases 200 basis points where appropriate.  When the yield curve is less than 2 percent, the yield curve is assigned a floor of zero.  Using this methodology and assuming the entire yield curve shifts down 200 basis points, the projected EVE at September 30, 2009 is forecasted to increase by approximately 61.3% from the base.  At September 30, 2008, in the down 200 basis point scenario, the Company’s EVE was projected to decrease by approximately 3.3% from the base projection.

The net interest income (“NII”) interest rate shock report for the nine month periods ended September 30, 2009 and 2008 is as follows:

NII Shock Summary Report
	(in millions)
	DN 200	Base	UP 200
Interest Income:	$361.8	$385.2	$438.2
Interest Expense:	$101.5	$105.3	$115.7
Net Interest Income:	$260.3	$279.9	$322.5
Current	-7.0%		15.2%
Prior Year	-19.7%		7.1%
Upper Policy:	-10.0%	-10.0%	-10.0%	-10.0%
Lower Policy:	-5.0%	-5.0%	-5.0%	-5.0%
w/in Limit:	Yes		Yes

NII Summary

Assuming the entire yield curve was to instantaneously increase 200 basis points, the projected net interest income for the next twelve periods beginning October 1, 2009 would increase by approximately 15.2% from the base projection.  At September 30, 2008 in the up 200 basis point scenario, the Company’s projected net interest income for the twelve month period beginning October 1, 2008 would have increased by approximately 7.1% from the base projection.  The rates down 200 basis points scenario assumes the yield curve instantaneously decreases 200 basis points where appropriate.  When the yield curve is less than 2 percent, the yield curve is assigned a floor of zero.  Using this methodology and assuming the entire yield curve shifts down 200 basis points, the Company’s projected net interest income for the twelve month period beginning October 1, 2009 would decrease by approximately 7.0%.  At September 30, 2008, in the down 200 basis point scenario, the Company’s projected net interest income for the twelve month period beginning October 1, 2008 was projected to decrease by approximately 19.7% from the base projection.

The following have contributed to the improved figures:

■	Elimination of Goodwill;

■	Increase of Loan Loss provision;

■	Assumptions for calculation of base market value of non-accrual loans to reflect the portion of principal that is expected to be recovered;

■	Credit risk premium embedded in effective discount rates.

Revised assumptions in 2009 significantly impacted the base market value of net assets.  The increase in EVE results is mostly due to the reduction of the denominator (equity) in the EVE calculation as opposed to net asset value change from base.

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

Evaluation of disclosure controls and procedures

An evaluation was conducted under the supervision and with the participation of the Company’s Management, including the Chief Executive Officer and Chief Financial and Operating Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial and Operating Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) were effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial and Operating Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CRA: Community Reinvestment Act

Credit risk: The risk that a debtor will not repay according to the terms of the debt contract.

CWMG: Commercial & Wealth Management Group

DBRS: Dominion Bond Rating Service

DIF: Deposit Insurance Fund

DTA: Deferred Tax Assets

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

FASB ASC: FASB Accounting Standards Codification

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

LIBOR: London Inter-Bank Offered Rate

LIHTCP: Low-Income Housing Tax Credit Partnerships

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

NPL: Non-performing Loans.

OCC: Office of the Comptroller of the Currency

OCI: Other Comprehensive Income.

OREO: Other Real Estate Owned

OTC: Over The Counter

OTTI: Other-Than-Temporary Impairment

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

The 2008 Form 10-K includes detailed disclosure about the risks faced by the Company’s business.  Such risks have not materially changed since December 31, 2008 except as described below:

Regulatory Risk

During the second quarter of 2009, PCB entered into the FRB Memorandum and PCBNA entered into the OCC Memorandum.  See Note 16, “Regulatory Matters” of the Consolidated Financial Statements of this Form 10-Q for a discussion of the terms of the FRB Memorandum and OCC Memorandum.  If PCBNA fails to comply with the OCC Memorandum or if PCB fails to comply with the FRB Memorandum, PCB and PCBNA may be subject to further supervisory enforcement action, which could have a material adverse effect on its results of operations, financial condition and business.  In addition, PCBNA agreed during the second quarter of 2009 to maintain a minimum Tier 1 leverage ratio of 8.5% as of June 30, 2009 and 9.0% as of September 30, 2009, and a minimum total risk based capital ratio of 11.0% as of June 30, 2009 and 12.0% as of September 30, 2009.  At September 30, 2009, PCBNA had a Tier 1 leverage ratio of 5.6% and total risk based capital ratio of 10.8%.  At June 30, 2009, PCBNA had a Tier 1 leverage ratio of 5.7% and total risk based capital ratio of 11.2%.  While these ratios exceed the minimum ratios required to be classified as “well capitalized” under generally applicable regulatory guidelines, the Tier 1 leverage ratio at June 30, 2009 and September 30, 2009 and the risk based capital ratio at September 30, 2009 were not sufficient to meet the higher levels that PCBNA is obligated to maintain under its agreement with the OCC.  As a result, PCBNA may be subject to further supervisory action, which could have a material adverse effect on its results of operations, financial condition and business.

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

Change in Capital Classification

As of September 30, 2009, the Company and PCBNA each met the minimum ratios required to be classified as “well capitalized” under the regulatory capital regulations.  However, there is a substantial risk that the Company and PCBNA will fail to meet such requirements in future periods unless the Company is successful in executing on its three-year capital and strategic plan.  If PCBNA’s regulatory capital position were to deteriorate such that it was classified as “adequately capitalized,” it might not be able to use brokered deposits as a source of funds.  A “well capitalized” institution may accept brokered deposits without restriction.  An “adequately capitalized” institution must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits.  In addition, certain interest-rate limits apply to the financial institution’s brokered and solicited deposits.  Although an institution could seek permission from the FDIC to accept brokered deposits if it were no longer considered to be “well capitalized,” the FDIC may deny permission, or may permit the institution to accept fewer brokered deposits than the level considered desirable.  If PCBNA’s level of deposits were to be reduced, either by the lack of a full brokered deposit waiver or by the interest rate limits on brokered or solicited deposits, we anticipate that PCBNA would reduce its assets and, most likely, curtail its lending activities.  Other possible consequences of classification as an “adequately capitalized” institution include the potential for increases in borrowing costs and terms from the FHLB and other financial institutions and increases in FDIC insurance premiums.  Such changes could have a material adverse effect on the Company’s results of operations, financial condition and business.

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

Deferral of Interest on Trust Preferred Securities

In the second quarter of 2009, the Company elected to defer regularly scheduled interest payments on its outstanding $69.4 million of junior subordinated notes relating to its trust preferred securities.  As a result, it is likely that the Company will not be able to raise funds through the offering of debt securities until it becomes current on those obligations.  This may also adversely affect the Company’s ability to obtain debt financing on commercially reasonable terms, or at all.  As a result, the Company will likely have greater difficulty in obtaining financing and, thus, will have fewer sources to enhance its capital and liquidity position.  In addition, if the Company defers interest payments on the junior subordinated notes for more than 20 consecutive quarters, the Company would be in default under the governing agreements for such notes in and the amount due under such agreements would be immediately due and payable.

Additional Capital May be Necessary

If the Company’s current rate of operating losses continue, the Company’s existing capital resources will not satisfy its capital requirements for the foreseeable future and will not be sufficient to offset any additional problem assets.  Further, should the Company’s asset quality erode and require significant additional provision for credit losses, resulting in additional net operating losses, the Company’s capital levels will decline and it will need to raise capital to satisfy its agreements with the regulators.  The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the Company’s control, and on the Company’s financial performance.  Accordingly, the Company cannot be certain of its ability to raise additional capital when needed or on acceptable terms.  If the Company cannot raise additional capital when needed, its results of operations and financial condition could be materially and adversely affected.  In addition, if the Company were to raise additional capital through the issuance of additional shares, its stock price could be adversely affected, depending on the terms of any shares it were to issue.

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

Continued Listing on The NASDAQ Global Select Market

The Company’s common stock is listed on The NASDAQ Global Select Market. The listing standards of The NASDAQ Global Select Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. The closing price of the Company’s common stock was $0.98 per share on November 6, 2009. If the Company fails to comply with the listing standards applicable to issuers listed on The NASDAQ Global Select Market, the Company’s common stock may be delisted from The NASDAQ Global Select Market. The delisting of the Company’s common stock would significantly affect the ability of investors to trade the Company’s securities and would likely reduce the liquidity and market price of our common stock. In addition, the delisting of the Company’s common stock could also materially adversely affect the Company’s ability to raise capital on terms acceptable to the Company or at all. Delisting from The NASDAQ Global Select Market could also have other negative results, including the potential loss of confidence by customers and employees and the loss of institutional investor interest in the Company’s common stock.

Reverse Stock Split

At the Company’s special meeting of shareholders held on September 29, 2009, the Company’s shareholders approved a proposal to effect a reverse stock split of the Company’s common stock by a ratio of not less than one-for-three and not more than one-for-ten, with the exact ratio to be set at a whole number within this range as determined by the Company’s Board of Directors in its sole discretion, and authorized the Board of Directors to effect the reverse stock split at any time prior to August 31, 2010 unless the Company’s Board of Directors elects to abandon the reverse stock split after a determination that it is no longer in the best interests of the Company and its shareholders. Reducing the number of outstanding shares of the Company’s common stock through the reverse stock split is intended, absent other factors, to increase the per share market price of the Company’s common stock. However, other factors, such as the Company’s financial results, market conditions and the market perception of our business, may adversely affect the market price of the Company’s common stock. As a result, there can be no assurance that the reverse stock split, if completed, will result in making the Company’s common stock more attractive to a broader range of institutional and other investors, that the per share market price of the Company’s common stock will increase following the reverse stock split or that the per share market price of the Company’s common stock will not decrease in the future. Additionally, Management cannot assure you that the per share market price per share of the Company’s common stock after the reverse stock split, if completed, will increase in proportion to the reduction in the number of shares of the Company’s common stock outstanding before the reverse stock split. Accordingly, the total market capitalization of the Company’s common stock after the reverse stock split may be lower than the total market capitalization before the reverse stock split.

Increased Likelihood of Class Action Lawsuits and Regulatory Enforcement Actions

The market price of the Company’s common stock has declined substantially over the past year. This decline could result in shareholder class action lawsuits, such as the securities class action entitled William Jurkowitz v. Pacific Capital Bancorp, George Leis, David Porter, Sandler O’Neill & Partners LP and Sandler O’Neill Asset Management LLC described in Note 13, “Commitments and Contingencies” in the Consolidated Financial Statements of this Form 10-Q, even if the activities subject to complaint are not unlawful, and even if the lawsuits are ultimately unsuccessful. Recent events in financial markets and negative publicity may result in more regulation and legislative scrutiny of industry practices and may expose the Company to increased shareholder litigation and additional regulatory enforcement actions, which would adversely affect the Company’s business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company’s Board of Directors did not declare a dividend on the Company’s Series B Fixed Rate Cumulative Perpetual Preferred Stock for the second and third quarter of 2009.  As of September 30, 2009, unpaid cumulative dividends on the Series B Fixed Rate Cumulative Perpetual Preferred Stock was $5.7 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s held a Special Meeting of Shareholders on September 29, 2009.  A total of 47,194,081 shares of common stock were outstanding and entitled to vote as of August 21, 2009, the record date for this meeting.  The following matters were submitted to a vote of the shareholders:

Proposal 1:	Approval of an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 500,000,000 (the “Authorized Share Increase”).

Proposal 2:

Approval of an amendment to our Articles of Incorporation to (i) effect a reverse stock split of our common stock by a ratio of not less than one-for-three and not more than one-for-ten at any time prior to August 31, 2010, with the exact ratio to be set at a whole number within this range as determined by the Board of Directors in its sole discretion, and (ii) reduce the number of authorized shares of our common stock by the reverse stock split ratio determined by the Board of Directors (the “Reverse Stock Split”).

Proposal 3:

Approval of an adjournment of the Special Meeting of Shareholders to allow time for further solicitation of proxies in the event there are insufficient votes present at the Special Meeting of Shareholders, in person or by proxy, to approve the amendments to our Articles of Incorporation to effect the Authorized Share Increase and the Reverse Stock Split (the “Authorization to Adjourn the Special Meeting”).

The results of the voting were:

Proposal 1:

FOR	AGAINST	ABSTAIN
28,276,189	8,906,005	601,860

Proposal 2:

FOR	AGAINST	ABSTAIN
32,835,961	4,319,409	628,684

Proposal 3:

FOR	AGAINST	ABSTAIN
27,362,954	9,134,344	1,286,756

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.1	Certification of George S. Leis

	31.2	Certification of Stephen V. Masterson

32.	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	32.1	Certification of George S. Leis and Stephen V. Masterson

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ George S. Leis	November 9, 2009
George S. Leis President and Chief Executive Officer

/s/ Stephen V. Masterson	November 9, 2009
Stephen V. Masterson Executive Vice President and Chief Financial and Operating Officer