Form 10-K/A
period 2009-12-31
PACIFIC CAPITAL BANCORP /CA/
filed 2010-03-16
CIK 357264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Explanatory Note

Pacific Capital Bancorp (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend Item 1A of Part I of its Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 12, 2010 (the “Original Filing”). The purpose of this Amendment is to correct an error contained in the risk factor entitled “Non Performing Assets,” which overstated by $397.8 million the amount of accruing loans that were 30-89 days delinquent at December 31, 2009. The third sentence of that risk factor has been amended as follows: “In addition, the Bank had approximately $78.9 million in accruing loans that were 30-89 days delinquent at December 31, 2009.”

Except for the correction described above, the information contained in the Original Filing is not amended hereby and shall be as set forth in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment to speak to any later date. Currently-dated certifications from the Company’s Chief Executive Officer and Interim Chief Financial Officer have been included as exhibits to this Amendment.

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

Non Performing Assets

At December 31, 2009, the Bank’s nonperforming loans (which consist of non-accrual loans) totaled $397.8 million, or 7.70% of the Bank’s loan portfolio. At December 31, 2009, the Bank’s non-performing assets (which include foreclosed real estate) were $437.0 million, or 5.79% of assets. In addition, the Bank had approximately $78.9 million in accruing loans that were 30-89 days delinquent at December 31, 2009. The Bank’s non-performing assets adversely affect the Company’s net income in various ways. Until economic and market conditions improve, the Bank expects to continue to incur additional losses relating to an increase in non-performing loans. The Bank does not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting the Bank’s income, and increasing the Bank’s loan administration costs. When the Bank takes collateral in foreclosures and similar proceedings, Management is required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase the Bank’s risk profile and the capital the regulators believe is appropriate in light of such risks. While the Bank has reduced its problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond the Company’s control, could adversely affect the Company’s business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from Management and the board of directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that the Bank will not experience further increases in nonperforming loans in the future, or that nonperforming assets will not result in further losses in the future.

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

ITEM 4.	RESERVED

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K/A (Amendment No. 1):

Exhibit Number	Description

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 Certification of George S. Leis.

31.2 Certification of Donald Lafler.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Pacific Capital Bancorp

By /s/ George S. Leis George S. Leis	March 16, 2010 Date
President and Chief Executive Officer

By /s/ Donald Lafler Donald Lafler	March 16, 2010 Date
Interim Chief Executive Officer

EXHIBIT INDEX TO PACIFIC CAPITAL BANCORP FORM 10-K/A (AMENDMENT NO. 1) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Exhibit Number	Description

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 Certification of George S. Leis.

31.2 Certification of Donald Lafler.