Form 10-Q
period 2010-06-30
PACIFIC CAPITAL BANCORP /CA/
filed 2010-08-09
CIK 357264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER No: 0-11113

PACIFIC CAPITAL BANCORP

(Exact Name of Registrant as Specified in its Charter)

California	95-3673456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 East Carrillo Street Santa Barbara, California	93101
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock of the registrant outstanding as of July 30, 2010: 46,896,586

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	81

Item 4.	Controls and Procedures	84

Glossary		86

PART II. OTHER INFORMATION		89

Item 1.	Legal Proceedings	89

Item 1A.	Risk Factors	89

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	91

Item 3.	Defaults Upon Senior Securities	91

Item 4.	Removed and Reserved	91

Item 5.	Other Information	91

Item 6.	Exhibits	93

SIGNATURES		94

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Pacific Capital Bancorp (the “Company” or “PCB”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions.  All statements, other than statements of historical fact, are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, consummation of any capital investment or recapitalization, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, acquisition and divestiture opportunities, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing.  Words such as “will likely result,” “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements.

Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  The Company’s actual results may differ materially from those contemplated by the forward-looking statements.  The Company cautions you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

■

inability to complete the investment and recapitalization transactions contemplated by the Investment Agreement dated April 29, 2010 (the “Investment Agreement”) by and among the Company, Pacific Capital Bank, N.A.  (the “Bank”) and SB Acquisition Company LLC, a wholly-owned subsidiary of Ford Financial Fund, L.P.  (“Ford”), and the Exchange Agreement dated July 26, 2010 (the “Exchange Agreement”) by and between the Company and the United States Department of the Treasury (“Treasury”);

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

■	inability to continue as a going concern;

■	management’s ability to effectively execute the Company’s business plan;

■	to the extent that the Company is unable to complete the investment and recapitalization described above, the Company’s inability to raise additional capital on acceptable terms, or at all;

■	inability to receive dividends from the Bank and to service debt and satisfy obligations as they become due;

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

This discussion should be read in conjunction with the 2009 Form 10-K.  Terms and acronyms used throughout this document are defined in the glossary on pages 86 through 88.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (unaudited)	December 31, 2009
	(dollars and shares in thousands)
Assets
Cash and due from banks	$50,840	$45,593
Interest bearing demand deposits in other financial institutions	1,331,674	878,823

Cash and cash equivalents	1,382,514	924,416
Trading assets	4,640	5,403
Investment securities	825,958	1,153,687
Loans:
Loans held for sale	17,300	19,211
Loans held for investment	4,603,829	5,166,431
Allowance for loan and lease losses	(276,900)	(272,852)

Net loans	4,344,229	4,912,790
Premises and equipment, net	64,654	71,934
Other intangible assets	7,892	9,289
Bank owned life insurance	94,198	92,743
Other assets	301,369	296,735
Assets from discontinued operations	100,772	75,258

Total assets	$7,126,226	$7,542,255

Liabilities
Deposits:
Noninterest bearing	$1,021,836	$1,076,916
Interest bearing	4,252,368	4,296,903

Total deposits	5,274,204	5,373,819
Securities sold under agreements to repurchase and Federal funds purchased	308,255	322,131
Long-term debt and other borrowings	1,118,657	1,311,828
Other liabilities	100,840	94,616
Liabilities from discontinued operations	100,772	75,258

Total liabilities	6,902,728	7,177,652
Commitments and contingencies (Note 13)

Shareholders’ equity
Preferred stock—no par value; $1,000 per share stated value; 1,000 authorized, 181 issued and outstanding	177,178	176,742
Common stock—no par value; $0.25 per share stated value; 500,000 authorized; 46,895 shares issued and outstanding at June 30, 2010 and 46,741 at December 31, 2009	137,132	135,575
Retained (deficit)/earnings	(106,029)	37,934
Cumulative other comprehensive income	15,217	14,352

Total shareholders’ equity	223,498	364,603

Total liabilities and shareholders’ equity	$7,126,226	$7,542,255

The accompanying notes are an integral part of these statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
	(dollars and shares in thousands)
Interest income
Loans	$61,761	$77,946	$127,610	$156,452
Trading assets	60	2,049	124	4,687
Investment securities	7,068	11,861	15,394	22,929
Other	860	173	1,701	651

Total interest income	69,749	92,029	144,829	184,719

Interest expense
Deposits	17,496	21,496	35,288	45,784
Securities sold under agreements to repurchase and Federal funds purchased	2,015	2,703	4,023	5,855
Long-term debt and other borrowings	10,612	15,799	21,626	33,248

Total interest expense	30,123	39,998	60,937	84,887

Net interest income	39,626	52,031	83,892	99,832
Provision for loan losses	56,718	194,102	156,583	267,618

Net interest loss after provision for loan losses	(17,092)	(142,071)	(72,691)	(167,786)
Noninterest income
Service charges and fees	5,463	6,109	11,202	12,150
Trust and investment advisory fees	5,174	5,310	10,583	10,856
Gain/(loss) on securities, net	477	(1,765)	4,988	264
Other	(3,854)	1,379	61	3,178

Total noninterest income	7,260	11,033	26,834	26,448
Noninterest expense
Salaries and employee benefits	21,601	24,469	43,678	54,397
Net occupancy expense	5,483	6,250	11,286	12,574
Goodwill impairment	—	128,710	—	128,710
Other	24,221	50,774	47,659	74,198

Total noninterest expense	51,305	210,203	102,623	269,879

Loss before income tax (benefit)/expense	(61,137)	(341,241)	(148,480)	(411,217)
Income tax (benefit)/expense	(2,982)	22,971	(2,933)	(9,423)

Net loss from continued operations	(58,155)	(364,212)	(145,547)	(401,794)
(Expense)/income from discontinued operations, net of tax	(162)	4,158	(1,393)	36,228
Gain on sale of discontinued operations, net of tax	—	—	8,160	—

(Expense)/income from discontinued operations, net	(162)	4,158	6,767	36,228
Net loss	(58,317)	(360,054)	(138,780)	(365,566)
Dividends and accretion on preferred stock	2,660	2,530	5,182	4,942

Net loss applicable to common shareholders	$(60,977)	$(362,584)	$(143,962)	$(370,508)

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(continued from previous page)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
	(dollars and shares in thousands)
Loss from continued operations:
Basic	$(1.24)	$(7.80)	$(3.11)	$(8.61)
Diluted	$(1.24)	$(7.80)	$(3.11)	$(8.61)
Income from discontinued operations:
Basic	$—	$0.09	$0.14	$0.78
Diluted	$—	$0.09	$0.14	$0.78
Loss applicable to common shareholders per share:
Basic	$(1.30)	$(7.77)	$(3.08)	$(7.94)
Diluted	$(1.30)	$(7.77)	$(3.08)	$(7.94)
Average number of common shares—basic	46,854	46,686	46,808	46,658
Average number of common shares—diluted	46,854	46,686	46,808	46,658
Dividends declared per common share	$—	$—	$—	$0.11

The accompanying notes are an integral part of these statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net loss	$(58,317)	$(360,054)	$(138,780)	$(365,566)
Other comprehensive (loss)/ income, net:
Unrealized gain on securities available-for-sale (“AFS”), net	5,319	(2,376)	7,147	(2,259)
Impairment loss on securities included in earnings, net	—	—	—	3
Realized (gain)/loss on sale and calls of AFS securities included in earnings, net	(503)	1,407	(5,023)	1,491
Postretirement (expense)/benefit obligation arising during period, net	(629)	146	(1,258)	292
Transition adjustment to initially apply FASB ASC 320-10-65-1, net	—	(2,850)	—	(2,850)

Total other comprehensive income/(loss)	4,187	(3,673)	866	(3,323)

Comprehensive loss	$(54,130)	$(363,727)	$(137,914)	$(368,889)

The amounts reclassified out of accumulated other comprehensive income (“AOCI”) into earnings for the three and six month periods ended June 30, 2010 were $503,000 and $5.0 million, respectively. These amounts relate to the “Realized (gain)/loss on sale and calls of AFS securities included in earnings, net” in the table above. The income tax benefit related to the amount reclassified out of AOCI for the three and six month periods ended June 30, 2010 was $1.5 million for both periods was for the “Unrealized gain on securities AFS, net” as disclosed above.

The amounts reclassified out of AOCI into earnings for the three and six month periods ended June 30, 2009 were $2.4 million and $2.6 million, respectively. These amounts related to the transition adjustment to initially apply FASB ASC 320-10-65-1, realized gains and losses on sales and calls of securities and impairment of AFS securities. The income tax benefit related to these amounts were $1.0 million and $1.1 million for the three and six month periods ended June 30, 2009, respectively.

The accompanying notes are an integral part of these statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Cash flows from operating activities
Net loss from continuing operations	$(145,547)	$(401,794)
Net income from discontinued operations	6,767	36,228

Net loss	(138,780)	(365,566)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for loan losses	156,583	267,618
Depreciation and amortization	8,289	10,120
Stock-based compensation	1,589	1,800
Net amortization of discounts and premiums for investment securities	(399)	(3,386)
Goodwill impairment	—	128,710
Operating lease impairment	1,860	—
(Gains)/losses on sale of:
Loans, net	(4,663)	(842)
Investment securities, AFS	(5,023)	2,575
Futures	—	(402)
Other real estate owned	(96)	259
Loans originated for sale and principal collections, net	17,300	20,650
Changes in:
Other assets	(19,370)	7,394
Other liabilities	(1,641)	4,471
Trading securities, net	763	135,804
Servicing rights, net	931	439
Net cash (used)/provided by operating activities attributable to discontinued operations	(808)	82,972

Net cash provided by operating activities	16,535	292,616
Cash flows from investing activities
Proceeds from loan sales	36,985	1,200
Loan originations and principal collections, net	362,356	(62,935)
Proceeds from sale of AFS securities	52,788	—
Principal pay downs, calls and maturities of AFS securities	334,368	1,001,051
Purchase of AFS securities	(50,342)	(779,127)
Purchase of Federal Home Loan Bank stock	—	(705)
Purchase of premises and equipment, net	(382)	(6,636)
Proceeds from redemption of Federal Home Loan Bank Stock	2,711	—
Proceeds from sale of other real estate owned, net	9,127	2,073
Net cash provided/(used) by investing activities attributable to discontinued operations	2,077	(81,101)

Net cash provided by investing activities	749,688	73,820

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(continued from previous page)

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Cash flows from financing activities
Net decrease in deposits	(99,615)	(744,038)
Net decrease in short-term borrowings	(36,147)	(2,248)
Proceeds from long-term debt and other borrowings	75,000	25,000
Repayment of long-term debt and other borrowings	(246,062)	(351,412)
Proceeds from stock transactions	—	26
Cash dividends paid on common stock	—	(5,189)
Cash dividends paid on preferred stock	—	(2,107)
Other, net	(32)	(95)
Net cash provided/(used) in financing activities attributable to discontinued operations	28,397	(828,197)

Net cash used in financing activities	(278,459)	(1,908,260)

Net increase/(decrease) in cash and cash equivalents	487,764	(1,541,824)
Cash and cash equivalents at beginning of period	995,522	1,938,521

Cash and cash equivalents at end of period	$1,483,286	$396,697

Supplemental disclosure:
Cash paid during the period for
Interest	$60,089	$86,925
Income taxes	$—	$19
Non-cash investing activity
Net transfers from loans held for investment to loans held for sale	$53,125	$1,452
Transfers to other real estate owned, net	$28,842	$21,428
Non-cash financing activity
Preferred stock dividends declared not paid	$5,182	$3,426

The accompanying notes are an integral part of these statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements and notes included in this Quarterly Report on Form 10-Q should be read with reference to Pacific Capital Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Nature of Operations

Pacific Capital Bancorp (“the Company,” “PCB,” “we,” “us,” and “our”) is a bank holding company organized under the laws of the state of California.  PCB provides a full range of commercial and consumer banking services to households, professionals, and businesses through its wholly-owned subsidiary Pacific Capital Bank, National Association (“the Bank” or “PCBNA”).  These banking services include depository, lending and wealth management services.  PCBNA’s lending products include commercial, consumer, commercial real estate, residential real estate and Small Business Administration (“SBA”) loans.  Depository services include checking, interest bearing checking (“NOW”), money market (“MMDA”), savings, and Certificate of Deposit (“CD”) accounts.  Other services include safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashiers checks.  PCBNA offers a wide range of wealth management services through the Wealth Management segment, which in addition to a full-service trust operation, includes two registered investment advisors that are wholly-owned subsidiaries, Morton Capital Management (“MCM”) and R.E. Wacker Associates (“REWA”).  The Wealth Management segment offers a wide range of trust and investment advisory services as well as the same loan and deposit products offered through the Commercial & Community Banking segment.  PCBNA was one of the largest nationwide providers of financial services related to the electronic filing of income tax returns including the Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) business products until January 14, 2010, when the Company sold the RAL and RT Programs segment.  All of the activity associated with the RAL and RT Programs segment has been reclassified to discontinued operations and is discussed in Note 10 “Discontinued Operations—RAL and RT Programs” of these Consolidated Financial Statements.  In May 2010, the Bank sold its investment in Veritas Wealth Management Advisors, LLC (“Veritas”).

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

These Consolidated Financial Statements have been prepared under the assumption that the Company is a going concern.  As a result of the significant operating losses incurred by the Company and the enhanced regulatory scrutiny under which the Company and the Bank are operating, the Company’s Independent Registered Public Accounting Firm added an explanatory paragraph in their audit opinion dated March 12, 2010 issued in connection with our December 31, 2009 Consolidated Financial Statements, expressing substantial doubt regarding our ability to continue as a going concern.  Management’s plans to address this uncertainty include completing the investment and recapitalization transactions contemplated by the Investment Agreement and the Exchange Agreement, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” and as discussed in Note 18 “Going Concern” of these Consolidated Financial Statements, and the implementation of the Company’s Three-Year Strategic and Capital Plan.  In addition, on May 11, 2010, the Company entered into a Written Agreement with the FRB and the Bank entered into a Consent Order with the OCC.  The detailed information regarding the Written Agreement and the Consent Order are in Note 19, “Regulatory Matters” of these Consolidated Financial Statements.

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

■

SBBT RAL Funding Corp. which was utilized for the securitization of RALs to assist with the financing of the RAL program as described in Note 7, “RAL and RT Programs” of the 2009 Form 10-K.  This subsidiary is now inactive.

PCBNA also retains an ownership interest in several low-income housing tax credit partnerships (“LIHTCP”) that generate tax credits.  These investments historically have played a significant role in meeting the Bank’s Community Reinvestment Act (“CRA”) requirements as well as providing tax credits to reduce the Company’s taxable income.  PCBNA is a limited partner in all of the LIHTCPs that we have invested in.  At June 30, 2010, the Bank’s investment in these unconsolidated LIHTCPs totaled $39.9 million.  These investments are reported in other assets of the Consolidated Financial Statements.  At June 30, 2010, our maximum exposure to loss in connection with these partnerships is the investment balance of $39.9 million.  We also have a liability recorded of $7.4 million for the commitments made to the LIHTCP investments.  This liability is for the Bank’s commitment to disburse further funds to the partnerships for additional construction or operating costs for the low-income housing.  As disclosed in Note 2, “Fair Value of Financial Instruments” of our Consolidated Financial Statements, Management determined there was an other-than-temporary impairment of these investments during the year ended December 31, 2009.

While we have recorded the investment and a liability for the additional funds that may be required in future periods, we have not consolidated these LIHTCPs into our Consolidated Financial Statements.  Consolidation is required if we have both the power to direct the activities of the partnerships that most significantly impact their economic performance and the Bank bears a significant portion of the losses incurred by these partnerships.  Because the general partners of these partnerships have the power to direct the activities that most significantly impact the economic performance of the partnerships, we have determined we are not the primary beneficiary for any of the partnerships due to the losses being limited to our investment in the partnerships.  Accordingly, we do not consolidate these partnerships into our financial statements.

Veritas is a registered investment advisor organized in late 2007, in which PCBNA made an initial investment of $250,000.  An additional investment of $750,000 was made in late January 2008 for a total investment of $1.0 million or a 20% interest in Veritas.  The Company sold its investment in Veritas on May 5, 2010 and recorded a loss on sale of $926,000.

The Company does not have involvement with any other entities that should be considered for consolidation.

Discontinued Operations

On January 14, 2010, the Company entered into an agreement for the sale of the RAL and RT Programs segment.  Management determined that the sale of the RAL and RT Programs met the requirements as a discontinued operation for the Company in accordance with the accounting guidance for Impairment and Disposal of Long-Lived Assets.  Accordingly, the financial results from the RAL and RT Programs were reclassified within the Company’s Consolidated Financial Statements and presented separately as discontinued operations.  The information regarding the sale of the RAL and RT Programs and required disclosures for discontinued operations are disclosed in Note 10, “Discontinued Operations—RAL and RT Programs” of these Consolidated Financial Statements.

New Accounting Pronouncements

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

This new accounting standard has specifically impacted how we account for transfers of the guaranteed portion of the Company’s SBA loans.  The government guarantee requires the Company to refund the premium to the purchaser if the SBA loan is repaid within ninety days of the transfer.  Under the new accounting guidance, the obligation to refund the premium means that the transferred guaranteed portion of the loan does not meet the definition of a “participating interest” for the ninety day period that the premium refund obligation exists.  As a result, the transfer must be accounted for as a secured borrowing during the ninety day period after the date of transfer.  After the ninety day period, assuming the transferred guaranteed portion and the retained unguaranteed portion of the SBA loan now meet the definition of a “participating interest,” the transfer of the guaranteed portion can be accounted for as a sale if all of the other conditions for sale accounting have been met.

FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R,) (“SFAS 167” or “ASC 810”) – Consolidation of Variable Interest Entities

In June 2009, the FASB issued amendments to FIN 46R for the consolidating of financial information of variable interest entities (“VIEs”).  The adoption of ASC 810 was required at January 1, 2010.  The objective of ASC 810 was to amend certain requirements of FIN 46R to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The adoption of this new accounting standard required the Bank to re-evaluate whether the LIHTCPs should be consolidated under the new guidance for VIEs.  To re-evaluate the LIHTCPs held by the Bank, each of the partnership agreements were reviewed to determine if consolidation of the LIHTCPs would be required under ASC 810.  Management concluded that the LIHTCPs were not required to be consolidated into our financial statements because it is the general partners of these partnerships.  Therefore, adopting this new accounting standard did not have an impact to our financial statements.

SIGNIFICANT ACCOUNTING POLICIES

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

Trading Assets

All of the trading assets reported in the balance sheet are debt securities.  The identification of a trading asset is determined at the time of purchase.  Trading securities are recorded at fair value on a recurring basis.  Trading assets are reported on the Consolidated Balance Sheets at their estimated fair value.  When the fair value of the security portfolio increases, the security balance increases and when the fair value declines, the security balance decreases.  The changes in the fair value of the trading securities are reported in noninterest income as they occur.

Investment Securities

All investment securities are debt securities and are classified as AFS.  The appropriate classification is decided at the time of purchase.  Securities classified as AFS are reported as an asset on the Consolidated Balance Sheets at their estimated fair value.  When the fair value of the security portfolio increases, the security balance increases and when the fair value declines, the security balance decreases.  Except for impaired securities, as the fair value of AFS securities changes, the changes are reported net of the appropriate income tax as an element of other comprehensive income (“OCI”).  When AFS securities are sold, the unrealized gain or loss is reclassified from OCI to noninterest income.

Impaired securities: When the estimated fair value of a security is lower than the book value, a security is considered to be impaired.  As discussed in Note 4, “Investment Securities” of these Consolidated Financial Statements, the Company is required to disclose whether the impairment is temporary or other than temporary for all securities held in the AFS portfolio.  Quarterly, the Company reviews impaired securities to determine whether the impairment is other than temporary.

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

Loans Held for Sale

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

Loans Held for Investment

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

Some of the loans which the Bank plans to sell also have interest rate lock commitments for approximately thirty days with potential borrowers.  The mortgage rate lock agreements with borrowers qualify as derivatives under GAAP.  The value of these derivatives is nominal as rate lock commitments are entered into at current market rates.  The Bank does not collect a fee for these interest rate locks.  The fair value of mortgage rate lock commitments, if material, are recorded in the Company’s Consolidated Financial Statements.

Non-accrual Loans: When a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest.  Generally, the Company places loans in a non-accrual status and ceases recognizing interest income when the loan has become delinquent by more than ninety days and/or when Management determines that the repayment of principal and collection of interest is unlikely.  The Company may decide that it is appropriate to continue to accrue interest on certain loans more than ninety days delinquent if they are well secured by collateral and collection is in process.

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

Troubled Debt Restructured Loans: A loan may be restructured when the Bank determines that a borrower’s financial condition has deteriorated, but still has the ability to repay the loan if some concessions in the terms are agreed upon.  A loan is considered to be a troubled debt restructured loan when the original terms have been modified in favor of the borrower such that either principal or interest has been forgiven, contractual payments are deferred, or the interest rate is reduced.

Prepayments: The terms of some loans provide that the borrower may prepay their loans before their contractual maturity.  When interest rates are declining, the Company expects the rate of prepayments to increase.  Changes in the rate of prepayments impact the amortization of deferred origination fees and costs.  The Company recognizes the remaining unamortized amounts into interest income when a loan prepays before the contractual maturity.  As explained below in this Note in the section titled “Other Assets,” the rate of loan prepayments also impacts the value of loan servicing rights.

Impaired Loans

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Most impaired loans are classified as non-accrual.  However, there are some loans that are termed impaired because of doubt regarding collectibility of interest and principal according to the contractual terms, but are both fully secured by collateral and are current in their interest and principal payments.  These impaired loans are not classified as non-accrual.  After Management determines a loan is impaired, it obtains the fair value of the loan.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  For additional information in obtaining the fair value of a loan, refer to Note 23, “Fair Value of Financial Instruments,” on page 164 of the 2009 Form 10-K Consolidated Financial Statements.

Allowance for Loan and Lease Losses (“ALLL”)

Credit risk is inherent in the business of extending loans and leases to borrowers.  The Company establishes an estimated reserve for these inherent loan losses and records the change in this estimate through charges to current period earnings.  These charges are recorded as provision for loan losses.  All specifically identifiable and quantifiable losses are charged off against the allowance when realized.  The allowance for loan and lease losses is Management’s estimate of loan losses inherent but not identified within the loan portfolio at each balance sheet date.

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

After reviewing the grades in the loan portfolio, the second step is to assign or allocate a portion of the allowance to groups of loans and to individual loans to cover Management’s estimate of the loss that may be present in these loans.  The estimation of probable losses takes into consideration the loan grade and other factors such as:

■	loan balances

■	loan pool segmentation

■	historical loss analysis

■	identification, review, and valuation of impaired loans

■	changes in the economy impacting lending activities

■	changes in the concentrations of various loan types

■	changes in the growth rate or volume of lending activities

■	changes in the trends for delinquent and problem loans

■	changes in the control environment or procedures

■	changes in the management and staffing effectiveness

■	changes in the loan review effectiveness

■	changes in the underlying collateral values of loans

■	changes in the competition/regulatory/legal issues

■	unanticipated events

■	changes and additional valuation for structured financing and syndicated national credits

GAAP, banking regulations, and sound banking practices require that the Company record this estimate of inherent losses in the form of an allowance for loan and lease losses.  When loans are determined to be uncollectible, losses are recognized by charging them off against this allowance.  When the Company recovers an amount on a loan previously charged-off, the recovery increases the amount of allowance for loan and lease losses.  Secured consumer loans, including residential real estate loans, that are 120 days past due are written down to the fair value of the collateral.  Unsecured consumer loans are charged-off once the loan is 120 days past due.  Commercial and industrial loans and loans secured by commercial real estate may first be classified as non-accrual when deterioration of the borrower’s credit quality has been identified.  The loan will likely meet the definition of impaired and a valuation allowance is established as discussed above.

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

Goodwill and Other Intangible Assets

In connection with its acquisitions, the Company recorded as goodwill the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed.

In the second quarter of 2009, Management determined that the remaining balance of goodwill was fully impaired and an impairment charge of $128.7 million was recorded.  Additional information regarding the impairment of goodwill is disclosed in Note 10, “Goodwill and Intangible Assets” of the 2009 Form 10-K Consolidated Financial Statements.

Intangible assets are generally acquired in an acquisition.  If the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so, the acquired intangible asset will be a separately recognized asset.  Such intangible assets are subject to amortization over their useful lives.  Among these intangible assets are core deposit intangibles and customer relationship intangibles.  The Company amortizes core deposit intangibles and core relationship intangibles over their estimated useful lives and reviews quarterly for impairment.

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) is a source of funding for employee benefit expenses.  BOLI involves the purchase of life insurance by the Bank on a chosen group of employees.  The Bank is the owner and is a joint or sole beneficiary of the policies.  This life insurance investment is carried as an asset at the cash surrender value of the underlying policies.  In cases where the Bank is a joint beneficiary of the policies, the Bank has recorded a liability for the portion of the cash surrender value owned by the other party.  Income from the increase in cash surrender value of the policies is reflected in noninterest income.

Other Assets

Investment in FRB and FHLB Stock

PCBNA is a member of both the FRB and the Federal Home Loan Bank (“FHLB”), and as a condition of membership in both organizations, it is required to purchase stock.  In the case of the FRB, the amount of stock that is required to be held is based on PCBNA’s capital.  The required ownership of FHLB stock is based on the borrowing capacity used by PCBNA.  These investments are considered equity securities but there is no actively traded market.  Therefore, the shares are considered restricted investment securities and reported in other assets in the Consolidated Balance Sheets.  Such investments are carried at cost, which is equal to the value at which they may be redeemed.  The dividend income received from the stock is reported in other income.

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

Loan Servicing Rights

Included in other assets are loan servicing rights associated with the sale of loans for which the servicing of the loan is retained.  The Company receives a fee for servicing these loans.  The right to receive this fee for performing servicing is of value to the Company and could be sold should the Company choose to do so.  Companies engaged in selling loans but retain servicing rights are required to recognize servicing rights as an asset or liability.  The rights are recorded at fair value determined by the net present value of the fees that will be collected, less estimated servicing costs.

Loan servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income.  In addition, Management evaluates servicing rights for impairment quarterly.  Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  The servicing rights are amortized to noninterest income over the expected lives of the loans.  Estimates of the lives of the loans are based on several industry standard sources.

Because the rate at which consumers prepay their loans is impacted by changes in interest rates—prepayments increase as interest rates fall, and decrease as interest rates rise—the value of the servicing right changes with changes in interest rates.  When prepayments increase, the Company will collect less servicing fees, so the value of the servicing rights decline.  A valuation of the servicing assets is performed at each reporting period and reductions to the servicing assets’ carrying value are made when the carrying balance is higher than the fair value of the servicing asset utilizing the lower of cost or market valuation methodology.

Other Real Estate Owned (“OREO”)

Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called OREO.  OREO is recorded in the Company’s financial records at the fair value of the OREO, less estimated costs to sell.  If the outstanding balance of the loan is greater than the fair value of the OREO at the time of foreclosure, the difference is charged against the allowance for loan and lease losses.

Once the collateral is foreclosed on and the property becomes an OREO, Management periodically obtains valuations to determine if further valuation adjustments are required or when the listing price to sell an OREO is lower than the carrying value.  If there is a decrease in the fair value of the property on the valuation date, the decrease in value is charged to noninterest income.  During the time the property is held, all related operating and maintenance costs are expensed as incurred.  All income produced from OREOs is included in noninterest income.

Derivative Financial Instruments

GAAP requires that all derivatives be recorded at their current fair value on the balance sheet.  The derivatives held are reported in other assets and other liabilities.  Certain derivative transactions that meet specified criteria qualify for hedge accounting under GAAP.  The Company does not hold any derivatives that meet the criteria for hedge accounting.  If a derivative does not meet the specific criteria, gains or losses associated with changes in its fair value are immediately recognized in noninterest income.

Securities Sold Under Agreement to Repurchase and Federal Funds Purchased

The Company enters into repurchase agreements whereby it sells securities or loans to another institution and agrees to repurchase them at a later date for an amount in excess of the sale price.  While in form these are agreements to sell and repurchase, in substance they are secured borrowings in which the excess of the repurchase price over the sale price represents interest expense.  This expense is accrued over the term of the borrowing.  For security or collateral, the Company must pledge assets with a higher fair value than the amount borrowed.  Information about the amounts held and the interest rates may be found in Note 13, “Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” of the 2009 Form 10-K Consolidated Financial Statements.

At June 30, 2010, the Bank had one counterparty which had several repurchase agreements that in total exceeded 10% of the Company’s shareholders’ equity. These repurchase agreements are with Bank of America. The amount at risk with Bank of America for these repurchase agreements are $25.1 million and the weighted average maturity is 198 months. At December 31, 2009, the Bank did not have any repurchase agreements that exceeded 10% of the Company’s shareholders’ equity.

The Company purchases federal funds from various other financial institutions in order to satisfy overnight liquidity needs.  Federal funds purchases are renewable on a daily basis and are generally subject to interest rates established by the Federal Reserve Bank.

Long-term Debt and Other Borrowings

Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased, FHLB borrowings and subordinated debt.  FHLB borrowings typically carry rates approximating the London Inter-Bank Offered Rate (“LIBOR”) for the equivalent term because they are secured with investments or high quality loans.  Interest is accrued for on a monthly basis based on the outstanding borrowings interest rate and is included in interest expense.

A majority of the long-term and short-term debt of the Company is from advances with the FHLB.  Long-term funding through the FHLB is collateralized by pledging qualifying loans and/or securities.

Reserves for Off-Balance Sheet Commitments and Swaps

In addition to the exposure to credit loss from outstanding loans, the Company is also exposed to credit loss from certain off-balance sheet commitments such as unused loan commitments, letters of credit and interest rate swaps.  Losses are experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a party that may not be as financially sound in the current period as it was when the commitment was originally made.

As with its outstanding loans, the Company applies the same historical loss rates and qualitative factors to these off-balance sheet obligations in determining an estimate of losses inherent in these contractual obligations adjusted for an estimated commitment factor.  The estimate for loan losses on off-balance sheet instruments is included within other liabilities and the charges to income that establish this liability is reported within other noninterest expense.  Additional disclosure regarding the Company’s reserve for off-balance sheet commitments is located in Note 5, “Loans” of these Consolidated Financial Statements.

Interest Income

Interest income on loans is accrued daily.  Loan fees collected for the origination of loans less direct loan origination costs (net deferred loan fees) are amortized over the contractual life of the loan through interest income.  If a loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the effective interest method over the contractual life of the loan.  If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight-line basis over the contractual life of the loan commitment.  Loan fees received for loan commitments are recognized as interest income over the term of the commitment.  When loans are repaid, any remaining unamortized balances of unearned fees, deferred fees and costs and premiums and discounts paid on purchased loans are accounted for through interest income.

Interest income for investment securities and trading assets is recognized based on the coupon rate and increased by the accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security using the effective interest method.

Trust Assets and Investment Advisory Fees

The Company has a trust department and two wealth management subsidiaries, MCM and REWA, each of which have fiduciary responsibility for the assets that they manage on behalf of customers.  These assets are not owned by the Company and are not reflected in the accompanying Consolidated Balance Sheets.  Fees for most trust services are based on the market value of customer assets, and the fees are accrued monthly.

Postretirement Health Benefits

From 1992 through 2009, the Company provided eligible retirees with postretirement health care and dental benefit coverage.  In December 2009, the Company’s Compensation Committee of the Board of Directors approved the reduction in the Company’s contributions towards retiree health insurance benefits effective March 1, 2010.  Specifically, the Company discontinued the Company’s contributions for retirees eligible for health insurance through Medicare, eliminated its contribution for the retiree health insurance for future retirees, and limited its contribution to 50% of the cost of health insurance premiums for retirees not yet eligible for Medicare.  Further information regarding the Company’s Postretirement Health Benefits is disclosed in Note 15, “Postretirement Benefits” of the 2009 Form 10-K Consolidated Financial Statements.

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

Each year the Company recognizes a portion of the change in the net present value of its obligation for future benefits or accumulated postretirement benefit obligation (“APBO”) as an expense.  This portion is called the net periodic postretirement benefit cost (the “NPPBC”).  The NPPBC, is made up of several components:

■ Service cost

With each year of service, the amount of the eventual benefit is increased.  This component is the net present value of that portion.  This component will be eliminated after 2010 as no further benefits are being earned.

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

As long as the Plans are in effect, this obligation must be re-measured each year due to changes in each of the following factors: (1) the number of employees still eligible to receive postretirement benefits; (2) the average age of the relatives as this impacts how long it would be expected that the Company will continue making payments; (3) increases in expected health care costs; and (4) prevailing interest rates.  In addition, because the obligation is measured on a net present value basis, the passage of each year brings the eventual payment of benefits closer, and therefore, like the compounding of interest, increases the obligation.

Stock-Based Compensation

The Company grants non-qualified stock options and restricted stock to directors and employees.  All stock-based compensation is accounted for in accordance with GAAP which requires compensation expense for the issuance of stock-based compensation be recognized over the vesting period of the share-based award.  The amount of compensation expense to be recognized is based on the “fair value” of the options at the time of the grant utilizing a binomial option-pricing model.  The option-pricing model computes fair value for the options based on the length of their term, the volatility of the stock price in past periods, and other factors.  Details regarding the accounting for stock-based compensation expense are disclosed in Note 19 “Shareholders’ Equity” of the 2009 Form 10-K Consolidated Financial Statements.

The Company also grants restricted stock as a form of employee and director compensation.  Restricted stock is expensed over the vesting period.  A valuation model is not used for pricing restricted stock since the value is based on the closing price of the Company’s stock on the grant date.  The amount of expense is based on the shares granted multiplied by the stock price on the date of the grant.  When the restricted stock vests, the employee or director receives the stock.

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

Diluted earnings per share includes the effect of common stock equivalents for the Company, which consist of shares issuable on the exercise of outstanding options, restricted stock awards and common stock warrants.  The number of options assumed to be exercised is computed using the “treasury stock method.” This method assumes that all options with an exercise price lower than the average stock price for the period have been exercised at the average market price for the period and that the proceeds from the assumed exercise have been used for market repurchases of shares at the average market price.  The Company receives a tax benefit for the difference between the market price and the exercise price of non-qualified options when options are exercised.  The treasury stock method also assumes that the tax benefit from the assumed exercise of options is used to retire shares.  Options that have an exercise price higher than the average market price are excluded from the computation because they are anti-dilutive.  When the Company’s net income available to common shareholders is in a loss position, the diluted earnings per share calculation utilizes average shares outstanding.  Once stock options are exercised or restricted stock vest, the shares are included in the weighted average shares outstanding.

No dilutive shares from stock options or restricted stock were included in the computation of diluted earnings per share when the Company is in a net loss position.

The outstanding warrants are typically included in earnings per share computations much like stock options, i.e., the number of shares that would be assumed to be exercised would be computed using the Treasury stock method.  However, because of the net loss position, the warrants were not included in the computation of diluted earnings per share.

Segments

GAAP requires that the Company disclose certain information related to the performance of its business segments.  Business segments are defined based on how the chief operating decision maker of the Company views the Company’s operations, allocates resources and assesses performance.  Based on these guidelines, we have determined that there are two operating segments: the Commercial & Community Banking segment (“CCB”) and the Wealth Management segment.  The All Other segment consists of the administrative support units and the holding company for the Bank.  The factors used in determining these reportable segments are defined in Note 17, “Segments” of these Consolidated Financial Statements of this Form 10-Q.

Statement of Cash Flows

For purposes of reporting cash flows, “cash” includes cash and due from banks, Federal funds sold, and securities purchased under agreements to resell.  Federal funds sold and securities purchased under agreements to resell are one-day transactions, with the Company’s funds being returned to it the next business day.

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments that are recognized at fair value on a recurring and non-recurring basis:

Securities

Where quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the valuation hierarchy.  Such quoted prices are available for the Company’s U.S. Treasury securities.  Most of the remainder of the Company’s securities are quoted using observable market information for similar assets which requires the Company to report and use Level 2 pricing for them.  When observable market information is not available for securities or there is limited activity or less transparency around inputs, such securities would be classified within Level 3 of the valuation hierarchy.  The Company does not have any securities within the Level 3 hierarchy.

Impaired Loans

Impaired loans consist of loans which are secured by collateral and unsecured loans.  The impaired loans in the tables below are loans that are collateralized and for which the Company has current market valuations, such as current appraisals for the collateral.  Impaired loans which are unsecured or for which the collateral is valued by a method other that a current market appraisal are excluded from the tables because they are outside the scope of the fair value measurement and disclosure requirements of GAAP.

The Company records certain loans at fair value on a non-recurring basis.  When a loan is considered impaired, an allowance for a loan loss is established.  The fair value measurement and disclosure requirement applies to loans measured for impairment using the practical expedients method permitted by accounting guidance for impaired loans.  Impaired loans are measured at an observable market price, if available or at the fair value of the loans collateral, if the loan is collateral dependent.  The fair value of the loan’s collateral is determined by appraisals or independent valuation.  When the fair value of the loan’s collateral is based on an observable market price or current appraised value, given the current real estate markets, the appraisals may contain a wide range of values and accordingly, the Company classifies the fair value of the impaired loans as a non-recurring valuation within Level 2 of the valuation hierarchy.

Intangible Assets

The Company recorded intangible assets for identified customer deposit and relationship intangibles and other intangibles that were acquired with the acquisitions of Pacific Crest Capital Incorporated (“PCCI”), FBSLO, MCM and REWA.  The value and estimated run-off of the intangibles are determined at the time of purchase based on a valuation prepared by a third party.  Monthly amortization of intangibles are accounted for based on forecasted run-off of the customer deposit and relationship intangibles using a discounted cash flow approach which is prepared at the time the intangibles are identified as of the date of purchase.  These assets are analyzed quarterly to compare the amortization to the actual deposit and customer relationship run-off.  If the actual run-off is more than the scheduled amortization a write-down of the intangible asset is recognized.  As such, the Company records these assets at fair value and the adjustments are classified as non-recurring valuations within Level 3 of the valuation hierarchy.

Servicing Rights

Servicing rights are carried at the lower of aggregate cost or estimated fair value.  Servicing rights are subject to quarterly impairment testing.  When the fair value of the servicing rights is lower than their carrying value, an impairment is recorded by establishing or increasing the amount of a valuation allowance so that the net carrying amount is equal to the fair value.  The Company uses independent third parties to value the servicing rights.  The valuation model takes into consideration discounted cash flows using current interest rates, and prepayment speeds for each type of the underlying asset being serviced.  The Company classifies these servicing rights as non-recurring Level 3 in the valuation hierarchy.

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

Low Income Housing Tax Credit Partnerships

At June 30, 2010 and December 31, 2009, the Company had investments in LIHTCP of $39.9 million and $43.7 million, respectively.  Given the increased uncertainty of the Company’s future taxable income and the Company’s ability to utilize the tax credits from the investments in LIHTCP, during the six months ended June 30, 2010 and the year ended December 31, 2009, Management evaluated the recoverability of these investments by obtaining fair value indications through LIHTCP asset managers at June 30, 2010 and December 31, 2009.  At September 30, 2009, Management determined that these investments were other-than-temporarily impaired and recognized an impairment of $8.9 million.  At June 30, 2010 and December 31, 2009, no further impairment of these investments was recognized.  The Company classifies the valuation of these investments in LIHTCP as a non-recurring Level 2 in the fair value hierarchy.

Foreclosed Collateral or OREO

Other real estate is carried at the lower of book value or fair value less estimated cost to sell.  Fair value is based upon independent market prices obtained from certified appraisers or the current listing price, if lower.  When the fair value of the collateral is based on a current appraised value, the Company reports the fair value of the foreclosed collateral as non-recurring Level 2.  When a current appraised value is not available or if Management determines the fair value of the collateral is further impaired, the Company reports the foreclosed collateral as non-recurring Level 3.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 are summarized in the following tables:

		Recurring Fair Value Measurements at Reporting
	As of June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)
Assets
Trading Securities:
Mortgage-backed securities	$4,640	$—	$4,640	$—

Total trading securities	4,640	—	4,640	—
Available-for-Sale:
U.S. Treasury obligations	11,229	11,229	—	—
U.S. Agency obligations	363,254	—	363,254	—
Collateralized mortgage obligations	102,006	—	102,006	—
Mortgage-backed securities	114,397	—	114,397	—
Asset-backed securities	1,624	—	1,624	—
State and municipal securities	233,448	—	233,448	—

Total available for sale securities	825,958	11,229	814,729	—
Fair value swap asset	13,339	—	13,339	—

Total assets at fair value	$843,937	$11,229	$832,708	$—

Liabilities
Fair value swap liability	$14,060	$—	$14,060	$—

Total liabilities at fair value	$14,060	$—	$14,060	$—

		Recurring Fair Value Measurements at Reporting
	As of December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)
Assets
Trading Securities:
Mortgage-backed securities	$5,403	$—	$5,403	$—

Total trading securities	5,403	—	5,403	—
Available-for-Sale:
U.S. Treasury obligations	11,432	11,432	—	—
U.S. Agency obligations	607,930	—	607,930	—
Collateralized mortgage obligations	113,934	—	113,934	—
Mortgage-backed securities	169,058	—	169,058	—
Asset-backed securities	1,271	—	1,271	—
State and municipal securities	250,062	—	250,062	—

Total available for sale securities	1,153,687	11,432	1,142,255	—
Fair value swap asset	10,808	—	10,808	—

Total assets at fair value	$1,169,898	$11,432	$1,158,466	$—

Liabilities
Fair value swap liability	$12,204	$—	$12,204	$—

Total liabilities at fair value	$12,204	$—	$12,204	$—

The Company may be required to measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.  These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009 are summarized in the table below:

		Non-recurring Fair Value Measurements at Reporting
	As of June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)
Impaired loans	$460,105	$—	$460,105	$—
Foreclosed collateral	68,856	—	58,572	10,284
Investments in LIHTCP	39,928	—	39,928	—
Intangible assets	4,290	—	—	4,290
Servicing rights	3,602	—	—	3,602

Total assets at fair value	$576,781	$—	$558,605	$18,176

		Non-recurring Fair Value Measurements at Reporting
	As of December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)
Impaired loans	$92,551	$—	$92,551	$—
Foreclosed collateral	45,823	—	39,422	6,401
Investments in LIHTCP	43,678	—	43,678	—
Intangible assets	4,756	—	—	4,756
Servicing rights	4,533	—	—	4,533

Total assets at fair value	$191,341	$—	$175,651	$15,690

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2010 or December 31, 2009.  In addition, there were no transfers in or out of the Company’s Level 3 financial assets and liabilities during the six month period ended June 30, 2010.

The disclosure below provides the carrying value and fair value of the financial instruments which are not carried on the Company’s Consolidated Financial Statements at fair value or are carried at the lower of cost or market and not disclosed in the recurring or non-recurring fair value measurements in the tables above.

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Assets
Cash and due from banks	$50,840	$50,840	$45,593	$45,593
Interest bearing demand deposits in other financial institutions	1,331,674	1,331,674	878,823	878,823
Loans held for sale	17,300	17,764	19,211	19,822
Loans held for investment, net	4,326,929	4,069,253	4,893,579	4,578,622
Liabilities
Deposits	5,274,204	5,300,174	5,373,819	5,396,973
Long-term debt and other borrowings	1,118,657	1,075,594	1,311,828	1,307,709
Repurchase agreements and federal funds purchased	308,255	325,727	322,131	321,971

The financial instruments disclosed in this note include such items as securities, loans, deposits, debt, and other instruments.  Disclosure of fair values is not required for certain items such as obligations for pension and other postretirement benefits, premises and equipment, prepaid expenses, and income tax assets and liabilities.  Accordingly, the aggregate fair value of amounts presented in this note does not purport to represent, and should not be considered representative of, the underlying “market” or franchise value of the Company.  Further, due to a variety of alternative valuation techniques and approaches permitted by the fair value measurement accounting standards as well as significant assumptions that are required to be made in the process of valuation, actual results could and do differ between various market participants.  A direct comparison of the Company’s fair value information with that of other financial institutions may not be appropriate.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Due from Banks

The carrying values of cash and interest bearing demand deposits in other financial institutions are the fair value.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At June 30, 2010 and December 31, 2009, the Company had loans held for sale with an aggregate carrying value of $17.3 million and $19.2 million, respectively.

Loans Held for Investment, net

The current fair value of the held for investment loans reflects a discount to their carrying value.  The loans held for investment were adversely affected by a significant reduction in or lack of liquidity as well as unprecedented disruptions in the financial markets since the third quarter of 2008.  The carrying value of the net loans held for investment includes the allowance for loan and lease losses assessed for each period presented which represents Management’s evaluation of the loan portfolio’s inherent credit losses.  The fair value presented above is calculated based on the present value of principal and interest cash flows.  Contractual principal payments are adjusted for expected prepayment of principal, where appropriate, and the discount rates used to present value the cash flows incorporate changes in interest rates as reflected in the secondary market for loans for the periods presented.

The methods used to estimate the fair value of loans are sensitive to the assumptions and estimates used.  While management has attempted to use assumptions and estimates that best reflect the Company’s loan portfolio and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets.  Accordingly, readers are cautioned in using this information for purposes of evaluating the financial condition and/or value of the Company in and of itself or in comparison with any other company.

Deposits

The fair value of demand deposits, money market accounts, and savings accounts is the amount payable on demand at June 30, 2010 and December 31, 2009.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the interest and principal payments using the rates currently offered for deposits of similar remaining maturities.

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

NOTE 3. TRADING ASSETS

At June 30, 2010, the Company held $4.6 million of trading securities compared to $5.4 million at December 31, 2009.  This decrease is due to the principal repayments from the mortgage-backed securities (“MBS”) held in the trading portfolio.  The trading portfolio consists of MBS and is reported at fair value.

Unrealized and Realized Gains and Losses

Unrealized losses from trading securities for the three and six months ended June 30, 2010 were $26,000 and $34,000, respectively.  For the same periods in 2009, unrealized losses totaled $4.4 million and $2.0 million, respectively.  These unrealized losses were offset by realized gains on the sale of trading securities for the three and six months ended June 30, 2009 of $4.5 million for both periods.

Securities by Maturity

The following table provides a summary of the scheduled maturity for trading assets held by the Company at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
In one year or less	$322	$322	$868	$868
After one year through five years	2,848	2,848	—	—
After five years through ten years	—	—	—	—
After ten years	1,470	1,470	4,535	4,535

Total trading securities	$4,640	$4,640	$5,403	$5,403

Interest Income

Interest income for trading assets was $60,000 and $2.0 million for the three month periods ended June 30, 2010 and 2009, respectively.  Interest income for trading assets was $124,000 and $4.7 million for the six month periods ended June 30, 2010 and 2009, respectively.  All of the interest income from trading securities is classified as taxable.

NOTE 4. INVESTMENT SECURITIES

Available for Sale Securities

The amortized cost and estimated fair value of available for sale securities were as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available-for-Sale:
U.S. Treasury obligations (1)	$11,141	$88	$—	$11,229
U.S. Agency obligations (2)	357,897	5,357	—	363,254
Collateralized mortgage obligations (4)	99,860	3,172	(1,026)	102,006
Mortgage-backed securities (3)	104,367	10,030	—	114,397
Asset-backed securities	1,963	—	(339)	1,624
State and municipal securities	228,834	9,331	(4,717)	233,448

Total available-for-sale securities	$804,062	$27,978	$(6,082)	$825,958

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available-for-Sale:
U.S. Treasury obligations (1)	$11,212	$220	$—	$11,432
U.S. Agency obligations (2)	605,010	4,009	(1,089)	607,930
Collateralized mortgage obligations (4)	114,508	1,217	(1,791)	113,934
Mortgage-backed securities (3)	156,686	12,372	—	169,058
Asset-backed securities	1,963	—	(692)	1,271
State and municipal securities	246,077	8,828	(4,843)	250,062

Total available-for-sale securities	$1,135,456	$26,646	$(8,415)	$1,153,687

(1)	U.S. Treasury obligations are securities that are backed by the full faith and credit of the United States government.

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

(4)

Collateralized mortgage obligations (“CMOs”) are securities which pool together mortgages and separate them into short, medium, or long term positions called tranches.  The CMO’s in the table above primarily consist of securities issued by Government National Mortgage Association (“GNMA”) and to a lesser extent, FNMA, FHLMC and private label.

At June 30, 2010, the Company held $826.0 million of AFS securities, a decrease of $327.7 million since December 31, 2009.  A majority of this decrease was from $250.5 million of called securities and the sale of $52.8 million of securities during the first and second quarter of 2010.  A gain of $503,000 and $5.0 million from the call and sale of securities was recognized for the three and six month periods ended June 30, 2010, respectively.

Unrealized losses and fair value for AFS Securities

The AFS securities that are in an unrealized loss position and temporarily impaired as of June 30, 2010 and December 31, 2009 are shown in the following table:

	June 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
U.S. Treasury/U.S. Agencies	$—	$—	$—	$—	$—	$—
Municipal bonds	49,277	(2,622)	10,550	(2,095)	59,827	(4,717)
Collateralized mortgage obligations	130	(30)	862	(996)	992	(1,026)
Asset-backed securities	—	—	1,624	(339)	1,624	(339)

Total	$49,407	$(2,652)	$13,036	$(3,430)	$62,443	$(6,082)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
U.S. Treasury/U.S. Agencies	$141,013	$(1,089)	$—	$—	$141,013	$(1,089)
Municipal bonds	55,457	(2,418)	11,167	(2,425)	66,624	(4,843)
Collateralized mortgage obligations	30,116	(136)	10,313	(1,655)	40,429	(1,791)
Asset-backed securities	—	—	1,271	(692)	1,271	(692)

Total	$226,586	$(3,643)	$22,751	$(4,772)	$249,337	$(8,415)

The $6.1 million and $8.4 million of unrealized losses for the AFS portfolio as of June 30, 2010 and December 31, 2009, respectively, are primarily a result of market interest rate fluctuations.  The fair value is based on current market prices obtained from independent sources for each security held.  The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the most recent ratings on all securities are investment grade except for one Asset Backed Security (“ABS”).  This ABS has a fair value of $1.6 million at June 30, 2010 compared to a fair value of $1.3 million at December 31, 2009.  This security has some sub-prime home equity loans as the underlying collateral but, all scheduled contractual payments have been received.  This ABS currently has a rating by Moody’s Investor Services (“Moody’s”) of Baa1.

Management has determined that the securities which are in an unrealized loss position do not have a credit loss component that would require an impairment to be recognized.  Management does not intend to sell any of the securities in a loss position nor are there any securities in a loss position that would require Management to sell them at June 30, 2010.  As such, Management does not believe that there are any securities that are other-than-temporarily impaired as of June 30, 2010.

Securities by Maturity

The following table provides a summary of the scheduled maturity of the AFS securities held by the Company at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
In one year or less	$134,064	$133,586	$159,001	$158,138
After one year through five years	423,452	440,644	657,564	672,384
After five years through ten years	83,027	87,424	141,421	146,178
After ten years	163,519	164,304	177,470	176,987

Total available-for-sale securities	$804,062	$825,958	$1,135,456	$1,153,687

Interest Income

Interest income for AFS securities was $7.1 million and $11.9 million for the three month periods ended June 30, 2010 and 2009, respectively.  Interest income from AFS securities classified as taxable for the comparable three month periods ended June 30, 2010 and 2009 was $4.2 million and $8.1 million, respectively.  Interest income from AFS securities classified as non-taxable was $2.9 million and $3.8 million for the three month periods ended June 30, 2010 and 2009, respectively.

Interest income for AFS securities was $15.4 million and $22.9 million for the six month periods ended June 30, 2010 and 2009, respectively.  Interest income from AFS securities classified as taxable for the comparable six month periods ended June 30, 2010 and 2009 was $9.5 million and $15.4 million, respectively.  Interest income from AFS securities classified as non-taxable was $5.9 million and $7.5 million for the six month periods ended June 30, 2010 and 2009, respectively.

Securities Pledged

Securities with a carrying value of approximately $651.2 million and $719.1 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public funds, trust deposits, repurchase agreements and other borrowings as required or permitted by law.

Investment in Federal Home Loan Bank and Federal Reserve Bank Stock

The Company’s investment in stock of the FHLB amounted to $70.2 million and $72.9 million at June 30, 2010 and December 31, 2009, respectively.  The Company’s investment in stock of the FRB amounted to $10.7 million and $10.6 million at June 30, 2010 and December 31, 2009, respectively.  The investment of FHLB and FRB stock is included in other assets of the Company’s Consolidated Balance Sheets.

FHLB did not pay dividends in two of the last six quarters.  During the second quarter of 2010, the Bank received a reduced dividend and in July 2010, the FHLB has announced they will continue to pay a reduced dividend on their stock as they did the last quarter.  In July 2010, the FHLB announced that they will continue to repurchase excess capital stock.  Management will continue to monitor the affairs of the FHLB and evaluate its investment in this stock.  The FHLB is rated AAA by Moody’s and Standard and Poor’s (“S&P”) as of June 30, 2010.  No impairment has been recognized for this investment.

NOTE 5. LOANS

Loans Held for Sale

At June 30, 2010, the Company had $17.3 million of loans held for sale compared to $19.2 million at December 31, 2009.  At June 30, 2010, the loans held for sale consisted of $16.0 million of residential real estate loans and the remainder of the loans in held for sale were SBA loans and commercial loans.  At December 31, 2009, the loans held for sale consisted of $13.4 million of residential real estate loans, $4.3 million of SBA loans and $1.5 million of commercial real estate loans.

Loans Held for Investment

The composition of the Company’s loans held for investment are as follows:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Real estate:
Residential—1 to 4 family	$1,023,313	$1,102,971
Commercial (1)	2,274,207	2,338,987
Construction	363,482	445,391
Home equity loans	346,666	360,113
Commercial loans	471,493	731,091
Consumer loans	87,456	113,007
Other loans	37,212	74,871

Loans held for investment, net	4,603,829	5,166,431
Allowance for loan and lease losses	(276,900)	(272,852)

Net loans	$4,326,929	$4,893,579

(1)	Commercial real estate loans include multi-family residential real estate loans

Total loans are net of deferred loan origination, commitment and extension fees and origination costs of $4.6 million as of June 30, 2010 and $5.6 million as of December 31, 2009.

Pledged Loans

At June 30, 2010 and December 31, 2009, loans secured by first trust deeds on residential and commercial real estate property with principal balances totaling $661.0 million and $891.3 million, respectively, were pledged as collateral to the FRB; and $2.28 billion and $2.48 billion, respectively, were pledged to the FHLB.  The amount of loans pledged does not represent the amount of outstanding borrowings at the FRB or the FHLB.  The Company pledges loans as collateral for the Company’s borrowings in accordance with the Company’s agreements with the FRB and the FHLB.

Letters and Lines of Credit

The following table represents the contractual commitments for lines and letters of credit by maturity at June 30, 2010:

	June 30, 2010
	Total	Less than one year	One to three years	Three to five years	More than five years
	(dollars in thousands)
Unfunded commitments	$759,364	$255,287	$108,291	$94,298	$301,488
Standby letters of credit and financial guarantees	82,952	23,469	37,347	11,932	10,204

Total	$842,316	$278,756	$145,638	$106,230	$311,692

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

Fees collected for letters of credit are recognized as income ratably over the term of the facility.  The Company has recorded a $204,000 liability associated with the unearned portion of the letter of credit fees for these guarantees as of June 30, 2010 compared to $295,000 at December 31, 2009.

The Company has exposure to credit losses from unfunded loan commitments and letters of credit.  Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding.  Estimated loan losses related to these contractual commitments are not included in the allowance for loan and lease losses reported in Note 8, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements.  Instead, a separate loss contingency or reserve for these commitments is established as a liability within other liabilities on the Company’s Balance Sheets.  This reserve for the unfunded loan commitments and letters of credit was $18.1 million at June 30, 2010.  Changes to this liability are adjusted through other noninterest expense in other expense and are disclosed in the table below as “Additions, net.”  The increase in the reserve for off balance sheet commitments for the comparable periods is explained in Note 16, “Other Expense” of these Consolidated Financial Statements.

The table below summarizes the activity for the reserve for off balance sheet commitments:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Beginning balance	$18,072	$8,587	$16,259	$8,014
Additions, net	73	14,038	1,886	14,611

Balance	$18,145	$22,625	$18,145	$22,625

NOTE 6. IMPAIRED LOANS

The following table reflects recorded investment in impaired loans:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Impaired loans with specific valuation allowance	$66,981	$84,616
Valuation allowance related to impaired loans	(13,218)	(17,544)
Impaired loans without specific valuation allowance	382,223	210,115

Impaired loans, net	$435,986	$277,187

Impaired loans were $436.0 million, an increase of $158.8 million when comparing the balance at June 30, 2010 to December 31, 2009.  The increase in impaired loans is primarily attributed to the increase in impaired commercial real estate loans and residential real estate loans.  At June 30, 2010 and December 31, 2009, commercial real estate impaired loans were $212.9 million and $85.6 million, respectively, an increase of $127.3 million.  Impaired residential real estate loans were $57.7 million at June 30, 2010 and $26.1 million at December 31, 2009, an increase of $31.5 million.  The increase in impaired loans is due to the continued decline of economic conditions which has caused collateral values to decline causing further write-downs of impaired loans.

A valuation allowance is established for an impaired loan when the fair value is less than the loan recorded on the balance sheet.  In most cases, impaired loans are charged-off to the underlying collateral’s fair value less estimated selling costs instead of holding a valuation allowance.  At June 30, 2010, all impaired loans other than the two loans discussed below were written down to the collateral value which is securing the loan less costs to sell.  The collateral value is based on current appraisals or discounted appraisals.  Management uses the collateral value when we anticipate the ultimate repayment of the impaired loan will either be made by the borrower selling the collateral or the Bank foreclosing on the collateral to repay the loan outstanding.  At June 30, 2010, two loans which were not written down to the collateral value less costs to sell were evaluated for impairment using a discounted cash flow method which estimates the future cash flows which will be used to repay the loan.

When a loan is written down to its fair value, it is included in “Impaired loans without specific valuation allowance” in the table above.  There are also loans for which the collateral value is equal to or greater than the outstanding balance included in the table above as “Impaired loans without specific valuation allowance”.  The valuation allowance disclosed above is included in the allowance for loan and lease losses reported in the balance sheets as of June 30, 2010 and December 31, 2009.

The table below reflects the average balance and interest recognized for impaired loans for the three and six month periods ended June 30, 2010 and 2009.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Average investment in impaired loans for the period	$386,791	$213,313	$351,715	$199,972
Interest recognized during the period for impaired loans	$12,109	$6,520	$18,679	$10,803

NOTE 7. LOAN SALES AND TRANSACTIONS

During the three and six months ended June 30, 2010 and 2009, the Company sold commercial loans, residential real estate loans, commercial real estate loans and construction loans.  A summary of the activity is discussed below by loan type.

Residential Real Estate Loans

For the three months ended June 30, 2010 and 2009, the Company sold $26.3 million and $42.3 million of residential real estate loans for a net gain on sale of $304,000 and $543,000, respectively.  Of the $26.3 million and $42.3 million sold during the three month period ended June 30, 2010 and 2009, $25.6 million and $42.3 million, respectively, were loans originated for sale.  Residential loans sold from the held for investment portfolio was $727,000 during the three month period ended June 30, 2010.

The residential loans sold during the three months ended June 30, 2010 and 2009 that were sold with servicing rights retained were $4.1 million and $5.5 million, respectively and servicing rights of $49,000 and $37,000, respectively, were recorded.  For more information on loan servicing rights refer to Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements.

For the six months ended June 30, 2010, and 2009, the Company sold $77.0 million and $86.5 million of residential real estate loans for a net gain on sale of $819,000 and $1.1 million, respectively.  Of the $77.0 million and $86.5 million sold during the six month period ended June 30, 2010 and 2009, $61.9 million and $85.3 million, respectively, were loans originated for sale and $15.1 million and $1.2 million were sold from the loans held for investment portfolio.

The residential loans sold during the six months ended June 30, 2010 and 2009 that were sold with servicing rights retained were $16.3 million and $13.6 million, respectively and servicing rights of $178,000 and $115,000, respectively, were recorded.  For more information on loan servicing rights refer to Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements.

Commercial Loans

During the three and six months ended June 30, 2010, we identified and sold $2.9 million and $20.0 million of commercial loans for a net loss on sale of $3,000 and net gain of $3.5 million, respectively.  During the three and six months ended June 30, 2009, we identified and sold $1.5 million commercial loans for a net loss on sale of $253,000.  All commercial loans were sold with servicing released.

Commercial Real Estate and Construction Loans

During the six months ended June 30, 2010, the Company sold $2.0 million of commercial real estate and construction loans and recognized a gain on sale of $131,000.  For the three and six months ended June 30, 2009, the Company did not sell any commercial real estate and construction loans.  All commercial real estate and construction loans were sold with servicing released.

SBA Loans

As disclosed in Note 1, “Summary of Significant Accounting Policies”, we adopted a new accounting standard for the transfer and sale of financial assets on January 1, 2010. As a result, recognition of the gain on sale on SBA loans that do not meet the definition of a participating interest will be delayed until the sale does meet the definition of a participating interest. SBA loans have a government-guaranteed portion, and it is typically this portion that the Company sells into the secondary market, on a servicing retained basis. If the transfer of the guaranteed portion of an SBA loan results in a premium, the “seller” is obligated by the SBA to refund the premium to the “purchaser” if the loan is repaid within ninety days of the transfer. It is after this ninety day window that the sale meets the definition of a participating interest. Due to these conditions, we are precluded from recognizing this gain on sale for certain SBA loan sales for ninety days. The Company does, however, sell some SBA loans in their entirety (not just the guaranteed portion). In these circumstances, the loan sales do meet the definition of a participating interest and, therefore, the gain can be recognized immediately.

During the three months ended June 30, 2010, we sold $1.6 million of SBA loans (guaranteed and non-guaranteed portions) and recognized $26,000 gain on sale. All of the loans sold during the second quarter of 2010 did not require a delay in the recognition of the gain on sale as discussed above. In addition, a gain of $188,000 was recognized in the second quarter of 2010 relating to the SBA loans sold in the first quarter of 2010 which required the delayed recognition of the gains on sale. For the six month period ended June 30, 2010, we sold $4.3 million of SBA loans and recognized a gain on sale of $214,000. Of the loans sold during the six month period, $2.7 million of SBA loans required the ninety day delay for recognition of the gain on loans sold during the first quarter of 2010 and the gain of $188,000 was recognized during the second quarter of 2010. This gain is included in the $214,000 gain on sale for the second quarter of 2010.

During the three and six month periods ended June 30, 2009, the Company sold $5.6 million and $6.2 million of the guaranteed portion of selected SBA loans for a premium, respectively. A gain on sale of SBA loans was recorded for the three and six month periods ended June 30, 2009 of $56,000 and $54,000, respectively.

The Company has recorded nominal servicing rights for the sold loans during the three and six months ended June 30, 2010 and 2009.

At the date of the filing of this Form 10-Q, Management did not identify for sale any specific loans in the Company’s held for investment portfolio.

NOTE 8. ALLOWANCE FOR LOAN AND LEASE LOSSES

The following summarizes the changes in the allowance for loan and lease losses:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Balance, beginning of period—continuing operations	$283,412	$140,985	$272,852	$140,908
Loans charged-off	(70,730)	(78,485)	(156,561)	(154,560)
Recoveries on loans previously charged-off	6,094	1,430	7,663	4,066

Net charge-offs	(64,636)	(77,055)	(148,898)	(150,494)

Provision for loan losses	56,718	194,102	156,583	267,618
Adjustments from loan sales	1,406	—	(3,637)	—

Balance, end of period—continuing operations	$276,900	$258,032	$276,900	$258,032

The ALLL is $276.9 at June 30, 2010, an increase of $4.0 million since December 31, 2009.  This increased the ALLL to 6.01% of total loans compared to 5.28% of total loans at December 31, 2009.  This increase is reflective of the charge-offs experienced during the first and second quarter of 2010 combined with the reduction in the loan portfolio of $562.6 million or 10.89%.  There are several reasons for the increase in the allowance relative to total loans.  Net charge-offs of $64.6 million in the current quarter were added to the rolling 6-quarter loss horizon, while $50.9 million of losses from the fourth quarter of 2008 were removed from the horizon.  This resulted in overall higher historical loss rates for most of the portfolio.  Despite the overall decrease in loan balances during the quarter, increasing problem loans totals and the higher loss ratios still caused Management to estimate an allowance that was higher relative to total loans.  The impaired loans component of the allowance increased due to the increased balance of impaired loans.  Impaired loans were $449.2 million at June 30, 2010 versus $294.7 million at December 31, 2009, an increase of $154.5 million.

NOTE 9. DEFERRED TAX ASSET AND TAX PROVISION

Normally, the Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits.  Because provision expense for loan losses is deductible for income taxes only to the extent a bank has actually had to charge-off its loans, most banks have significant deferred tax assets.  When realization of deferred tax assets are not more likely-than-not to be realized, GAAP requires the establishment of a valuation allowance that offsets all or a portion of the deferred tax asset.

In the second quarter of 2009, the Company determined that the only tax benefits that were more likely-than-not to be realized were those that could be carried back against the income taxes paid for prior years.  Consequently, at June 30, 2009, a valuation allowance of $114.0 million was established offsetting all of the net deferred tax asset the realization of which was not assured through a carry back of losses against taxes already paid.  The Company recognized a tax receivable of $55.2 million for the amount that it estimated could be recovered through a carryback of net operating losses.

For the three and six months ended June 30, 2010, the Company recorded $3.0 million and $2.9 million tax benefit on a pretax loss from continuing operations of $61.1 million and $148.5 million, respectively, compared to $23.0 million tax expense and $9.4 million tax benefit on a pretax losses from continuing operations of $341.2 million and $411.2 million, respectively, for the three and six month periods ended June 30, 2009.

The Company still has a valuation allowance fully offsetting its deferred tax assets, but the deferred tax asset decreased in the first six months of 2010.  One component of the deferred tax asset is the temporary difference related to unrealized gains and losses on AFS securities.  As shown in Note 4, “Investment Securities” to the Consolidated Financial Statements, as interest rates decreased during 2010, unrealized gains increased and unrealized losses decreased.  The tax effect of these changes is to increase the deferred tax liability or decrease the deferred tax asset.  With these changes the valuation allowance needed to be reduced so as not to exceed the net deferred tax asset related to the AFS securities.  This reduction of the valuation allowance was recorded through the income tax benefits for the three and six month periods ended June 30, 2010.  There was also an adjustment to the deferred tax asset and valuation allowance as the Company changed its estimate of the amount of past taxes it could claim through carrybacks.

At June 30, 2010, the Company’s net deferred tax asset had a full valuation allowance and a tax receivable of $57.4 million.  The tax receivable for the carrybacks is included in other assets.

NOTE 10. DISCONTINUED OPERATIONS – RAL AND RT PROGRAMS

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

Due to the short period of time between when the agreement was signed and the purchase was finalized, there was not enough time for SBTPG to set-up the operations required to process the RT checks and Automated Clearing House (“ACH”) transactions or to set-up basic accounting functions like accounts payable, payroll, and benefit plans.  Therefore, as part of the agreement to sell the RAL and RT Programs, the Company also entered into a transition agreement whereby the Company would process the RT activity for SBTPG for the 2010 tax season.  The transition agreement also required the Company to process the invoices for the RAL and RT Programs through April 30, 2010 and retain the employees associated with the RAL and RT Programs through March 31, 2010.  All funds expended for the processing of invoices and employee related costs were reimbursed by SBTPG starting on January 15, 2010.  There are other minimal obligations to provide support to SBTPG through the remainder of 2010.

The Company sold the RAL and RT Program segment due to recent changes in the regulatory and legislative environments which had significantly altered the Bank’s ability to offer RALs for the 2010 tax season and the value of the segment to the Company.

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

A summary of the items related to the gain on sale of the RAL and RT Programs is as follows:

(dollars in thousands)
Proceeds received from purchaser:	$10,000

Assets sold:
Leasehold improvements	678
Furniture, fixtures & equipment	1,399
Prepaid assets	2,110

Total assets sold	4,187

Liabilities sold:
Accrued expenses	2,321
Deferred rent	164

Total liabilities sold	2,485

Assets less liabilities sold:	1,702

Expenses incurred as part of the sale	138

Gain on sale	$8,160

A summary of the assets and liabilities reclassified to discontinued operations in the Company’s Consolidated Balance Sheets is as follows:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Assets:
Cash and due from banks	$100,772	$71,106
Prepaid assets	—	2,075
Furniture, fixtures & equipment	—	1,399
Leasehold improvements	—	678

Total assets	$100,772	$75,258

Liabilities:
Noninterest bearing demand accounts	$100,772	$72,375
Accrued expenses	—	2,834
Accrued interest	—	49

Total liabilities	$100,772	$75,258

The $100.8 million of cash and noninterest bearing demand accounts at June 30, 2010 consist of checks issued that have not cleared.  An equal amount of cash has been shown as held for these checks.  The checks were issued for RTs for the 2010 season and RALs and RTs from prior years.  A portion of the $100.8 million will clear during the remainder of 2010, but a substantial amount will need to be escheated over the next several years according to the various state laws governing unclaimed property.

A summary of the items reclassified to discontinued operations in the Company’s Statement of Operations is as follows:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Interest income:
Loans	$—	$3,668	$—	$151,611
Other	—	392	—	1,146

Total interest income	—	4,060	—	152,757
Interest expense:
Deposits	—	2,653	—	10,823
Securities sold under agreements to repurchase and Federal funds purchased	—	—	—	8
Long-term debt and other borrowings	—	—	—	207

Total interest expense	—	2,653	—	11,038
Net interest income:	—	1,407	—	141,719
Provision for loan losses	—	(1,621)	—	80,587

Net interest income after provision for loan losses	—	3,028	—	61,132
Noninterest income:
Gain on sale of discontinued operations	—	—	8,160	—
Refund transfer fees	—	9,086	—	67,551
Service charges and fees	—	473	90	2,505
Other	—	—	—	—

Total noninterest income	—	9,559	8,250	70,056
Noninterest expense:
Salaries and employee benefits	—	3,183	686	9,613
Occupancy expense, net	57	374	48	695
Refund program fees	—	504	—	47,428
Other	105	1,722	749	11,452

Total noninterest expense	162	5,783	1,483	69,188

Income before provision for income taxes	(162)	6,804	6,767	62,000
Provision for income taxes	—	2,646	—	25,772

Net income from discontinued operations	$(162)	$4,158	$6,767	$36,228

A majority of the income and expenses incurred for the six months ended June 30, 2010 are the income and expenses incurred during the first 14 days of the year since the RAL and RT Programs were sold on January 14, 2010.  Most of the expenses incurred after January 14, 2010 have been reimbursed by SBTPG with the exception of some of the overhead expenses and transactional expenses for the servicing of RTs.  The reimbursements from SBTPG were recorded as a reduction of expense.

The expenses incurred during the three month period ended June 30, 2010 were for obligations prior to the sale of the RAL and RT Programs.  These expenses are mostly related to common area maintenance expenses from leased premises and legal expenses from an inquiry which was in progress prior to the sale.

NOTE 11. LONG-TERM DEBT AND OTHER BORROWINGS

The following table is a summary of long-term debt and other borrowings:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Other short-term borrowings:
Amounts due to the Federal Reserve Bank	$4,213	$6,484
Federal Home Loan Bank advances	—	20,000

Total short-term borrowings	4,213	26,484

Long-term debt:
Federal Home Loan Bank advances	908,431	1,079,493
Subordinated debt issued by the Bank	121,000	121,000
Subordinated debt issued by the Company	69,426	69,426

Total long-term debt	1,098,857	1,269,919

Total long-term debt and other short-term borrowings	1,103,070	1,296,403

Obligations under capital lease	15,587	15,425

Total long-term debt and other borrowings	$1,118,657	$1,311,828

Long-term debt and other borrowings were $1.12 billion at June 30, 2010, a decrease of $193.2 million since December 31, 2009.  This decrease is from the repayment of long-term, high interest FHLB advances of $236.0 million.  In order to repay these advances prior to their maturity, an $864,000 prepayment penalty was paid.  The penalty incurred for the early repayment is included within other noninterest expense.

Other Short-Term Borrowings

At June 30, 2010 and 2009, there were no short-term borrowings on which interest expense was required to be paid during the three month periods ended June 30, 2010 and 2009.

For the six month period ended June 30, 2010, interest expense on short-term borrowings was $5,000 at a weighted average rate of 0.12%.  There was no interest expense for short-term borrowings for the six month period ended June 30, 2009.

Secured Borrowings—SBA Loan Sales

As disclosed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements, the Company adopted a new accounting standard at January 1, 2010 for the sale and transfers of financial assets which impacts the accounting for the sale of SBA loans.  At June 30, 2010, we did not have any secured borrowings for the SBA loan sales.

NOTE 12. POSTRETIREMENT BENEFITS

As disclosed in the 2009 Form 10-K, the Company’s Compensation Committee of the Board of Directors approved the reduction in the Company’s contributions towards retiree health insurance benefits effective March 1, 2010.  Specifically, the Company discontinued the Company’s contributions for retirees eligible for health insurance through Medicare, eliminated its contribution for the retiree health insurance for future retirees, and has limited its contribution to 50% of the cost of health insurance premiums for retirees not yet eligible for Medicare.  These decisions combined with a reduction of the number of current employees reduced the net present value of the Company’s APBO for future benefits by $24.9 million at December 31, 2009.  Of the $24.9 million reduction of the APBO, $21.5 million of the APBO remained in the Company’s OCI at December 31, 2009, and will be recognized in income over the next five years.

The following table summarizes the (income) expense recognized from OCI for postretirement benefits:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Service cost	$—	$352	$—	$704
Interest cost	31	358	63	716
Expected return on plan assets	(228)	(167)	(457)	(334)
Recognition of loss on plan assets	587	307	1,173	614
Prior service cost	(1,221)	(161)	(2,431)	(322)

Total	$(831)	$689	$(1,652)	$1,378

At the end of each year, the Company contracts with a third party to estimate the amount of the Company’s required liability for postretirement benefits and to forecast the postretirement benefit expense (income) for the following year.  Due to the reduction in benefits or elimination of the Company’s share of contributions, the Company has an asset for the overfunded postretirement plan.  At December 31, 2009, the asset for the postretirement benefits was $11.1 million.

During the second quarter of 2010, the Company amended the Voluntary Employees Benefit Association (“VEBA”) Plan documents to permit these plan assets to be used to pay the Company’s portion of current employee health insurance costs.  As a result, at June 30, 2010, the assets held by the VEBA are now permitted to be used for current employee health insurance benefits.  Prior to this amendment, these assets were restricted for the payment of non-key retiree health insurance benefits.  To segregate the postretirement liability for the estimated key and non-key future retiree health insurance benefits, the postretirement asset was increased by $3.2 million and a $3.2 million liability was established.  At June 30, 2010, the postretirement plan asset was $14.9 million or a net overfunded balance of $11.7 million.

For a more detailed explanation of these benefits see Note 15, “Postretirement Benefits” of the Consolidated Financial Statements in the 2009 Form 10-K.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leasing of Premises

The Company leases the majority of its locations.  Substantially all of these leases contain multiple renewal options and provisions for increases to lease payments.  As of June 30, 2010, the minimum obligations under non-cancelable leases for the next five years and thereafter are shown in the table below.  These amounts are not adjusted for the contractual obligations of sub-tenants owed to the Company.  Sub-tenants’ lease obligations to the Company were approximately $1.6 million at June 30, 2010.  Approximately 82% of these payments are due to the Company over the next three years.

The following table summarizes the contractual lease obligations at June 30, 2010:

	June 30, 2010
	Less than one year	One to three years	Three to five years	More than five years	Total	December 31, 2009
	(dollars in thousands)
Non-cancelable leases	$12,410	$20,872	$14,492	$40,782	$88,556	$92,373
Capital leases	748	1,630	2,001	30,357	34,736	35,110

Total	$13,158	$22,502	$16,493	$71,139	$123,292	$127,483

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

On October 8, 2009, the defendants filed a motion to dismiss the complaint in its entirety with prejudice and without leave to amend.  On October 19, 2009, plaintiff filed opposition papers, and on October 26, 2009, defendants filed reply papers.  On November 6, 2009, the Court granted the Company’s motion to dismiss with leave to amend.  The plaintiff declined to amend the complaint.  On December 6, 2009, the Court ordered Judgment be entered dismissing the complaint with prejudice.  On December 31, 2009, plaintiff filed a Notice of Appeal.  Plaintiff decided to abandon the appeal, and the parties stipulated to a dismissal.  By order dated July 23, 2010, the Ninth Circuit Court of Appeals dismissed the appeal.  The case is fully and finally concluded.

2.

On September 8, 2009, the Company along with two of its officers were sued in a purported securities class action entitled William Jurkowitz v. Pacific Capital Bancorp, George Leis, David Porter, Sandler O’Neill & Partners LP and Sandler O’Neill Asset Management LLC, CV 09-06501 RGK (PLAx) in the United States District Court for the Central District of California.  The complaint alleges violations of Sections 10(b) and 20(a) of the 1934 Exchange Act, as well as Rule 10b-5 promulgated thereunder, for a purported class period running from April 30, 2009 when the Company announced results for the first quarter of 2009, to July 30, 2009 when the Company announced results for the second quarter of 2009.  The complaint alleges that the Company and the officer defendants made knowingly false statements of confidence regarding the adequacy of loan loss reserves taken in the first quarter of 2009, which plaintiffs contend were proven to be false when the Company announced second quarter results, which included an additional $117 million reserve.  On October 30, 2009, the Company filed a motion to dismiss the Jurkowitz complaint.  On January 28, 2010, the Court granted the Company’s motion to dismiss and denied, as moot, the Plaintiff’s Motion for Appointment as Lead Counsel.  The Court entered judgment dismissing the consolidated actions of Jurkowitz and Shotke (see item 3 below) on April 7, 2010.  Plaintiff did not appeal, and the dismissal is now final.

3.

The same plaintiff firms suing the Company and its officers in the Jurkowitz action subsequently filed a virtually identical lawsuit entitled Shotke v. Pacific Capital Bancorp, George Leis, David Porter, & Sandler O’Neill Partners LP, CV 09-7400 (MAN) in the same U.S. District court.  On December 18, 2009, the Company filed a motion to dismiss on the same grounds as its motion to dismiss in the Jurkowitz case.  On February 22, 2010, the Court granted the Company’s motion to dismiss.  Plaintiff did not appeal, and the dismissal is now final.

4.

On October 29, 2009, a shareholder derivative suit was filed by James Clem on behalf of Pacific Capital Bancorp against CEO, George Leis, the former Chief Financial Officer (“CFO”), Stephen Masterson, Chief Credit Officer (“CCO”), David Porter, all members of the Board of Directors of the Company and Sandler O’Neill Partners L.P. and against the Company as a nominal defendant.  The lawsuit is entitled James Clem v. George S. Leis, et al. The complaint was filed in the Superior Court in Santa Barbara, Case No. CIVRS1340306.  The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment by the defendants.  It includes allegations regarding misrepresentations concerning loan losses and allowance which are identical to those in the Jurkowitz case.  The alleged damages are the costs which the Company will incur in settling or paying an adverse judgment in Jurkowitz.  Essentially, for the plaintiff to prevail, the Company must have an adverse result in Jurkowitz/Shotke.

On November 30, 2009, Marianne Monty filed a similar shareholder derivative suit against the same defendants except CCO, David Porter, who was not included.  The lawsuit is entitled Marianne Monty v. George S. Leis, et al.  This complaint was also filed in the Superior Court in Santa Barbara, Case No. CIVRS1340825.  On January 5, 2010, the Court entered an order consolidating this case and the Clem case.  On January 28, 2010, the Company filed a Motion to Stay the proceedings pending a final determination in the underlying federal court actions (Jurkowitz and Shotke).  Pursuant to a stipulation of the parties, the Motion to Stay was taken off calendar by order of the Court pending the Court’s ruling on motions for lead plaintiff’s counsel and lead plaintiff.  The Court subsequently appointed  Ms  Monty  as  lead  plaintiff.  After  dismissal  of  the  Jurkowitz  and  Shotke  actions,   Ms.  Monty  filed a

consolidated complaint, expanding her allegations of wrongdoing to include the Company’s approval of a proposed recapitalization transaction with Ford.  Ms. Monty filed a motion for preliminary injunction, seeking to enjoin the closing of the Ford transaction until a shareholder vote could be held.  The Court denied the motion, and Ms. Monty has appealed the denial.  The Company filed a demurrer to the consolidated complaint, which will be heard on October 7, 2010.

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

NOTE 14. EARNINGS PER SHARE

The following table presents a reconciliation of basic loss per share and diluted loss per share.  The denominator of the diluted loss per share ratio includes the effect of dilutive securities.  The securities outstanding that are potentially dilutive are employee stock options, restricted stock and common stock warrants.  When the Company reports a net loss there is no dilution of income from the potentially dilutive securities and therefore, diluted loss per common share is calculated using basic weighted average shares outstanding.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share amounts)
Net loss from continuing operations	$(58,155)	$(364,212)	$(145,547)	$(401,794)
(Expense)/income from discontinued operations, net of tax	(162)	4,158	(1,393)	36,228
Gain on sale of discontinued operations, net of tax	—	—	8,160	—

Income from discontinued operations, net	(162)	4,158	6,767	36,228

Net loss	(58,317)	(360,054)	(138,780)	(365,566)
Less: Dividends and accretion on preferred stock	2,660	2,530	5,182	4,942

Net loss applicable to common shareholders	$(60,977)	$(362,584)	$(143,962)	$(370,508)

Basic weighted average shares outstanding	46,854	46,686	46,808	46,658
Dilutive effect of stock options	—	—	—	—
Dilutive effect of common stock warrants	—	—	—	—

Diluted weighted average shares outstanding	46,854	46,686	46,808	46,658

Loss from continuing operations per common share
Basic	$(1.24)	$(7.80)	$(3.11)	$(8.61)
Diluted(1)	$(1.24)	$(7.80)	$(3.11)	$(8.61)
Income from discontinued operations per common share
Basic	$—	$0.09	$0.14	$0.78
Diluted(1)	$—	$0.09	$0.14	$0.78
Loss applicable to common shareholders per share
Basic	$(1.30)	$(7.77)	$(3.08)	$(7.94)
Diluted(1)	$(1.30)	$(7.77)	$(3.08)	$(7.94)

(1)	No dilutive shares from stock options or restricted stock were included in the computation of diluted earnings per share because all of the periods presented have a net loss.

For the three and six months ended June 30, 2010, the average outstanding unexercised stock options of 1,026,000 and 1,141,000 shares, respectively, were not included in the computation of earnings per share because they were anti-dilutive.

For the three and six months ended June 30, 2009, the average outstanding unexercised stock options of 1,324,000 and 1,371,000 shares, respectively, were not included in the computation of earnings per share because they were anti-dilutive.

For the three and six months ended June 30, 2010 and 2009, 1,512,000 of common stock warrants were not included in the computation of earnings per share because they were anti-dilutive.

NOTE 15. OTHER INCOME

The following table summarizes the significant items that are included in the other income line item of the income statement:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Other Income:
Life insurance income	$722	$743	$1,455	$1,596
Gain on loan sales	709	300	4,663	842
Loss on sale of partnership interest	(926)	—	(926)	—
Loss on LIHTCP	(2,975)	(892)	(3,925)	(1,776)
OREO valuation allowance	(2,783)	(355)	(3,105)	(513)
Other	1,399	1,583	1,899	3,029

Total	$(3,854)	$1,379	$61	$3,178

Other income decreased by $5.2 million and $3.1 million when comparing the three and six month periods ended June 30, 2010 and 2009, respectively.  These decreases are attributable to the increase from OREO valuation allowance and increased losses from LIHTCPs.  The OREO valuation allowance is due to an increase in the number of OREO properties for the comparable periods and from declining market values based on recent appraisals.  The increased losses from LIHTCPs are due to receiving updated financial statements from the partnerships which had higher losses than what we had estimated.  These decreases were offset with an increase from the gain on sale of loans.  For more information on the loans sold refer to Note 7, “Loan Sales and Transactions” of these Consolidated Financial Statements.

NOTE 16. OTHER EXPENSE

The following table summarizes the significant items that are included in the other expense line item of the income statement:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Other Expense:
Regulatory assessments	$6,089	$9,461	$9,927	$11,102
Professional services	5,109	8,245	9,181	13,403
Software expense	3,327	3,764	6,804	7,958
Customer deposit service and support	1,838	2,018	3,751	3,975
Furniture, fixtures and equipment, net	1,245	1,724	2,529	4,137
Supplies and postage	981	1,321	2,095	2,671
Other real estate owned expense	858	130	1,910	1,115
Telephone and data	731	1,171	1,822	2,254
Operating lease impairment	558	—	1,860	—
Reserve for off balance sheet commitments	73	14,038	1,886	14,611
FHLB advance prepayment penalties	—	3,798	864	3,798
Other	3,412	5,104	5,030	9,174

Total	$24,221	$50,774	$47,659	$74,198

Other expenses decreased by $26.6 and $26.5 million when comparing the three and six month periods ended June 30, 2010 and 2009, respectively.  This decrease is mostly attributable to a decrease in off balance sheet reserve expense, fewer prepayment penalties paid for repayment of FHLB advances, lower regulatory assessments and reduced expenses for professional services.

The decrease in the reserve for off balance sheet commitments of $14.0 million for the comparable three months periods ended June 30, 2010 and 2009 is mostly due to two factors.  First, the unfunded loan commitments and unused letter of credits have decreased by $476.8 million since June 30, 2009 when comparing the amount to June 30, 2010.  Second, at June 30, 2009, Management decreased the loss history horizon from the last seven years of historical losses to the most recent six quarters for the calculation of the quantitative factors.  The change in the shorter loss horizon captured the significant increase in charge-offs and required a much larger reserve for off balance sheet commitments.  The reserve for off balance sheet commitments uses the same historical loss rates for the quantitative and qualitative factors as the ALLL methodology.

FHLB prepayment penalties of $3.8 million for the three and six month periods ended June 30, 2009 were incurred due to prepayment of $265.0 million of FHLB advances during the second quarter of 2009.  These FHLB advances were prepaid due to Management’s efforts to meet the elevated capital ratios required by the OCC in the April 16, 2009 memorandum of understanding.

Contributing to the decrease in other expense for the three and six month periods ended June 30, 2010 compared to the same periods a year ago was a requirement for all banks to accrue for a one-time special assessment as imposed by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank’s one-time special assessment was $3.5 million and was accrued for at June 30, 2009.  Also included in other expenses are consulting and professional expenses which have decreased by $3.1 million when comparing the second quarter of 2009 to 2010.  This decrease was primarily from consulting expenses associated with the Board of Directors and executive management strategic initiatives and are no longer being incurred in 2010.

An impairment charge of $558,000 and $1.9 million for the three and six month periods ended June 30, 2010, respectively was recognized for six operating leases. The impairment charge relates to the expected sub-lease income being less than the Company’s continued lease obligation for these locations. Each quarter, an assessment for impairment for these leases will be completed.

NOTE 17. SEGMENTS

In January 2010, the Chief Executive Officer (“CEO”) announced organizational changes that changed the structure and responsibilities of his direct reports.  These organizational changes also were aligned based on how the Company’s Board of Directors has set performance goals for the CEO and his management team.  Based on these changes, the Company re-defined its segments beginning January 2010 and restated the comparable periods presented in the tables below.  In addition, as disclosed in Note 10 “Discontinued Operations—RAL and RT Programs” of these Consolidated Financial Statements, the RAL and RT Program’s segment was sold in January 2010.

With this redefinition, the Company has two operating business segments, Commercial & Community Banking, and Wealth Management.  The All Other segment is not considered an operating segment, but includes all corporate administrative support departments such as human resources, legal, finance and accounting, treasury, information technology, internal audit, risk management, facilities management, marketing, executive management and the holding company.  The operations and expenses reported in the All Other segment can not specifically be allocated to the operating segments based on the services provided.  The administrative departments which specifically support the operating segments have been identified and reported within the operating segment and due to these changes we have eliminated the allocation of overhead expenses to the operating segments.

The financial results and determination of the new operating segments were based on the major business lines of the Bank and the products and services offered to the customers of each segment, as well as how the chief operating decision maker of the Company measures performance and allocates resources.  In determining the Bank’s segments, we also took into consideration our peers and how their segments were presented.

A summary of the operating segments products and services and customers are below:

Commercial & Community Banking

The Commercial & Community Banking reportable segment is the aggregation of customer sales and service activities typically found in a bank.  This reportable segment includes all lending and deposit products of the Bank.  Customers include both small business and middle market companies as well as individuals in the communities which the Bank serves.

Loan products offered by the Commercial & Community Banking segment include traditional commercial and industrial (“commercial”) and commercial real estate loans, lines of credit, letters of credit, asset-based lending, construction loans, land acquisition and development loans to small business and middle market commercial clients.  Loan products offered to individual clients include residential real estate loans, home equity lines and loans, and consumer loans.

Deposit products offered by the Commercial & Community Banking segment include checking, savings, money market accounts, individual retirement accounts and certificates of deposit.  Other products include foreign exchange services, treasury services and debit card services.  The Commercial & Community Banking segment serves customers through traditional banking branches, loan production centers, Automated Teller Machines (“ATM”) through customer contact call centers and online banking.

Included in the Commercial & Community Banking segment are the associated administrative departments to support their products and activities such as loan servicing, credit administration, special assets department, research, wire room, delinquency management unit, central vault operations, retail banking administration and retail and commercial lending administration departments.

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

The following tables present the Company’s segment financial information based on the structure summarized above.

	Three-Months Ended June 30, 2010
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$61,761	$—	$7,988	$69,749
Interest expense	14,246	119	15,758	30,123

Net interest income/(loss)	47,515	(119)	(7,770)	39,626
Provision for loan losses	56,718	—	—	56,718
Noninterest income	4,335	5,317	(2,392)	7,260
Noninterest expense	22,019	3,859	25,427	51,305

Direct (loss)/income before tax	(26,887)	1,339	(35,589)	(61,137)
Indirect (charge)/credit for funds, net	(539)	10	529	—

Net (loss)/income from continuing operations before tax	$(27,426)	$1,349	$(35,060)	$(61,137)

Total assets	$4,509,057	$18,198	$2,498,199	$7,025,454

	Three-Months Ended June 30, 2009
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$77,945	$—	$14,084	$92,029
Interest expense	19,435	115	20,448	39,998

Net interest income/(loss)	58,510	(115)	(6,364)	52,031
Provision for loan losses	194,102	—	—	194,102
Noninterest income	7,710	5,369	(2,046)	11,033
Noninterest expense	154,005	18,428	37,770	210,203

Direct loss before tax	(281,887)	(13,174)	(46,180)	(341,241)
Indirect (charge)/credit for funds, net	(5,173)	27	5,146	—

Net loss from continuing operations before tax	$(287,060)	$(13,147)	$(41,034)	$(341,241)

Total assets	$5,524,743	$16,172	$1,499,347	$7,040,262

	Six-Months Ended June 30, 2010
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$127,609	$—	$17,220	$144,829
Interest expense	28,782	237	31,918	60,937

Net interest income/(loss)	98,827	(237)	(14,698)	83,892
Provision for loan losses	156,583	—	—	156,583
Noninterest income	13,729	10,754	2,351	26,834
Noninterest expense	44,262	7,015	51,346	102,623

Direct (loss)/income before tax	(88,289)	3,502	(63,693)	(148,480)
Indirect (charge)/credit for funds, net	(3,427)	24	3,403	—

Net (loss)/income from continuing operations before tax	$(91,716)	$3,526	$(60,290)	$(148,480)

Total assets	$4,509,057	$18,198	$2,498,199	$7,025,454

	Six-Months Ended June 30, 2009
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$156,448	$2	$28,269	$184,719
Interest expense	40,417	338	44,132	84,887

Net interest income/(loss)	116,031	(336)	(15,863)	99,832
Provision for loan losses	267,618	—	—	267,618
Noninterest income	15,460	10,998	(10)	26,448
Noninterest expense	178,929	22,515	68,435	269,879

Direct loss before tax	(315,056)	(11,853)	(84,308)	(411,217)
Indirect (charge)/credit for funds, net	(10,643)	22	10,621	—

Net loss from continuing operations before tax	$(325,699)	$(11,831)	$(73,687)	$(411,217)

Total assets	$5,524,743	$16,172	$1,499,347	$7,040,262

As referenced in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements certain amounts in the tables above have been reclassified so that the periods presented are comparable.

Indirect credit (charge) for funds

The indirect charge for funds for the Commercial & Community Banking segment is a calculation based on the estimated funding costs for the originating of loans or purchasing of assets multiplied by the estimated cost of funds by the assets of the segment.  The indirect credit for funds is calculated by determining if the segment is a net fund provider (i.e. collector of deposits or borrower of funds through borrowings) and multiplying the liabilities by the cost of funds.

NOTE 18. GOING CONCERN

These Consolidated Financial Statements have been prepared under the assumption that the Company is a going concern.  As a result of the significant operating losses incurred by the Company and the enhanced regulatory scrutiny under which the Company and the Bank are operating, the Company’s Independent Registered Public Accounting Firm added an explanatory paragraph in their audit opinion dated March 12, 2010 issued in connection with our December 31,

2009 consolidated financial statements, expressing substantial doubt regarding our ability to continue as a going concern.  Management’s plans to address this uncertainty include completing the investment and recapitalization transactions contemplated by the Investment Agreement and the Exchange Agreement, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” and the implementation of the Company’s three-year strategic and capital plan.  Key components of this plan include the following:

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

NOTE 19. REGULATORY MATTERS

On May 11, 2010, the Company entered into the Written Agreement with the FRB.  The Written Agreement restricts the payment of dividends by the Company, as well as the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the FRB.  The Written Agreement further requires that the Company not incur, increase, or guarantee any debt, repurchase or redeem any shares of its stock, or pay any interest or principal on subordinated debt or trust preferred securities, in each case without the prior approval of the FRB.  The Written Agreement also requires the Company to develop a capital plan for the Company within ninety days, which shall address, among other things, the Company’s current and future capital requirements, including compliance with the minimum capital ratios, the adequacy of the capital, the source and timing of additional funds, and procedures to notify the FRB no more than thirty days after the end of any quarter in which the Company’s consolidated capital ratios or the Bank’s capital ratios fall below the required minimums.  The Company was also required to submit a cash flow projection for the remainder of 2010 to the FRB by July 10, 2010.  The Company will also be required to provide notice to the FRB regarding the appointment of any new director or senior executive officer.  Finally, the board of directors of the Company is required to submit written progress reports to the FRB within thirty days after the end of each calendar quarter.

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

■

to achieve and maintain thereafter capital of at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets (the “Minimum Capital Ratios”) by September 8, 2010;

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

NOTE 20. CREDIT RATINGS

The Company’s liquidity is also impacted by the credit ratings assigned to the Company and the Bank by third party rating agencies.  On December 24, 2009, Moody’s downgraded the credit ratings of the Company from Caa1 to C and the long term deposits of the Bank from B1 to B3 with the financial strength rating being under review for a possible downgrade.  On December 24, 2009, DBRS downgraded their credit ratings for the Company from B to CCC and the deposits and senior debt of the Bank from BB to B with all ratings remaining under review with negative implications.  On February 1, 2010, DBRS downgraded the credit ratings for the Company from CCC to CC and the senior debt of the Bank from B to CCC (high).  On March 15, 2010, Moody’s downgraded the credit ratings of the Bank from E+ to E, long-term deposits from B3 to Caa1 and long-term other senior obligations from Caa3 to C.  On April 29, 2010, following the announcement of the execution of the Investment Agreement, Moody’s placed the long-term ratings of the Company and the Bank on review for possible upgrade.  On August 3, 2010, DBRS placed all ratings “under review with positive implications.”

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

NOTE 21. SUBSEQUENT EVENTS

Exchange Agreement with the United States Department of the Treasury

On July 26, 2010, the Company entered into the Exchange Agreement with Treasury, providing for, among other things and upon satisfaction of certain closing conditions, including closing of the transactions contemplated by the Investment Agreement, (i) the exchange of the 180,634 shares of preferred stock, having an aggregate liquidation amount of $180.6 million, issued by the Company to Treasury under the Troubled Asset Relief Program Capital Purchase Program (the “Series B Preferred Stock”) for shares of a newly-created Series D Fixed Rate Cumulative Mandatorily Convertible Preferred Stock (the “Series D Preferred Stock”), having an aggregate liquidation amount equal to the sum of $180.6 million plus accrued but unpaid dividends on the Series B Preferred Stock outstanding immediately prior to the exchange, (ii) the exchange of the Series D Preferred Stock at a discounted exchange value equal to 37% of the liquidation amount of such Series D Preferred Stock into shares of the Company’s common stock at a conversion price of $0.20 per share; and (iii) the amendment of the terms of the warrant to purchase 1,512,003 shares of the Company’s common stock currently held by Treasury to provide for an exercise price of $0.20 per share for a ten-year term following the closing of the transactions contemplated by the Treasury Exchange Agreement.  For more information regarding the Exchange Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events.”

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

Net loss for the second quarter of 2010 was $61.0 million or $1.30 applicable to common shareholders per share, compared with a net loss of $362.6 million, or $7.77 applicable to common shareholders per share, reported for the second quarter of 2009. Net loss from continuing operations was $58.2 million in the second quarter of 2010 compared with a net loss of $364.2 million in the second quarter of 2009.

Net loss for the six month period ended June 30, 2010 was $144.0 million or $3.08 applicable to common shareholders per share, compared with a net loss of $370.5 million, or $7.94 applicable to common shareholders per share, reported for the six month period ended June 30, 2009. For the six month period ended June 30, 2010 and 2009, the net loss from continuing operations was $145.5 million and $401.8 million, respectively.

For both years, the differences between the net loss applicable to common shareholders and the net loss from continuing operations is attributable to the operating results from the discontinued operations, the accrual of dividends on the Series B Preferred Stock, and the accretion of the warrants issued with the Series B Preferred Stock.

The significant factors impacting the Company’s net loss for the three and six month periods ended June 30, 2010 compared to the same periods of 2009 were:

■

Provision for loan losses for continuing operations was $56.7 million for the second quarter of 2010 compared to $194.1 million for the same period a year ago, a decrease of $137.4 million. The decrease in the provision for loan losses is the result of the change in the historical loss period as of June 30, 2009 which considerably increased the provision for loan losses in the second quarter of 2009, a decrease in net charge-offs and a decrease in the loan portfolio’s balance for the comparable periods.

■

Noninterest expense decreased for the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009 by $158.9 million due to the goodwill impairment charge taken in 2009, decreasing expense for the reserve for off balance sheet commitments and an overall reduction in operating expenses.

■

The net interest margin decreased to 2.29% compared to 2.85% for the three month periods ended June 30, 2010 and 2009, respectively, and 2.45% compared to 2.68% for the six month periods ended June 30, 2010 and 2009, respectively. The decrease in the net interest margin is primarily attributed to a decrease in interest earning assets, as well as an overall decrease in rates and a larger proportion of earning assets being carried on deposit with the Federal Reserve.

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

RECENT DEVELOPMENTS

Investment and Recapitalization Transactions

Investment Agreement with Ford

On April 29, 2010, the Company and the Bank entered into the Investment Agreement with Ford, pursuant to which Ford will invest, subject to certain conditions, an aggregate of $500 million in cash in the Company through direct purchases of newly issued shares of common stock at a purchase price of $0.20 per share, and newly created shares of Series C Preferred Stock at a purchase price of $1,000 per share (the “Ford Investment”).  Pursuant to the terms of the Investment Agreement, at the closing of the Ford Investment (the “Closing”), the Company will issue: 225,000,000 shares of common stock and 455,000 shares of Series C Preferred Stock.  Each share of Series C Preferred Stock will mandatorily convert into 5,000 shares of common stock (subject to customary anti-dilution adjustments) following shareholder approval, after the Closing, of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to permit the full issuance of all of the common stock in connection with that conversion.

The Closing is subject to a variety of closing conditions, including, among others, the receipt of certain required governmental and regulatory approvals, the Company’s receipt of approval from the NASDAQ Stock Market, LLC (“NASDAQ”) to issue the securities in reliance on the shareholder approval exemption set forth in NASDAQ Rule 5635(f), an exchange by Treasury of the Series B Preferred Stock into common stock, and the Company’s repurchase of certain outstanding trust preferred securities and subordinated debt securities. On July 27, 2010, the Company announced that the Ford Investment is expected to close August 31, 2010, subject to regulatory approval and the satisfaction or waiver of certain other conditions.

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

The Investment Agreement may be terminated in the event that the Closing does not occur on or before October 26, 2010; however, we cannot assure you that the Ford Investment will close in the near term or at all.

Exchange Agreement with the United States Department of the Treasury

On July 26, 2010, the Company entered into the Exchange Agreement with Treasury, pursuant to which Treasury agreed, subject to certain conditions, to exchange all 180,634 shares of the Series B Preferred Stock beneficially owned and held by it, plus accrued but unpaid dividends on such shares of Series B Preferred Stock (which were approximately $12.8 million as of June 30, 2010), for shares of Series D Preferred Stock (the “Treasury Exchange”). Upon closing of the Treasury Exchange (the “Exchange Closing”), the Series D Preferred Stock to be issued to Treasury will have an aggregate liquidation amount equal to the sum of $180.6 million plus an amount equal to accrued but unpaid dividends on the Series B Preferred Stock outstanding immediately prior to the date of the Exchange Closing (the “Exchange Closing Date”).

The Exchange Closing is subject to the consummation of the Ford Investment and the satisfaction or waiver of other closing conditions, including, among others, that the Company shall have completed a cash tender offer for $50 million in aggregate principal amount of its Subordinated Debenture due 2014 and at least $18 million in aggregate principal amount of its 9.22% Subordinated Bank Notes due 2011, in each case at a purchase price of $650 per $1,000 in principal amount of such securities, and that the approval of NASDAQ to issue the securities to Treasury under the Exchange Agreement without approval of the Company’s shareholders in reliance on NASDAQ Rule 5635(f) previously received by the Company shall remain in full force and effect.

Under the terms of the Exchange Agreement, Treasury (and any subsequent holder of the Series D Preferred Stock) will have the right, subject to certain conditions, to convert the Series D Preferred Stock into shares of common stock at any time. In addition, the Company will have the right to compel a conversion of the Series D Preferred Stock into common stock at any time until April 26, 2011, subject to the satisfaction or waiver of certain closing conditions, including (i) the Company having received all required approvals of such conversion from the appropriate banking regulators, (ii) the Company’s shareholders having approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock to at least such number as shall be sufficient to permit the issuance of common stock upon conversion of the Series D Preferred Stock and the issuance of common stock upon exercise of the warrant to purchase 1,512,003 shares of common stock currently held by Treasury, and (iii) the Company having outstanding shares listed on the New York Stock Exchange, the NYSE Amex, the NASDAQ Global Market or the NASDAQ Capital Market, both at the time of the issuance of the shares of Series D Preferred Stock and on the date of such conversion.

If converted by Treasury (or any subsequent holder of the Series D Preferred Stock) or the Company pursuant to either of the foregoing conversion rights, each share of Series D Preferred Stock will convert into a number of shares of common stock equal to a fraction, the numerator of which is $370 and the denominator of which is the initial conversion price of $0.20 per share.  The initial conversion price will be subject to certain anti-dilution adjustments that may result in a greater number of shares of common stock being issued in connection with a conversion of the Series D Preferred Stock.

Unless earlier converted, the Series D Preferred Stock will automatically convert into shares of common stock on the seventh anniversary of the Exchange Closing Date.  In any such mandatory conversion, each share of Series D Preferred Stock will convert into a number of shares of common stock equal to a fraction, the numerator of which is $1,000 and the denominator of which is the market price of the common stock at the time of such mandatory conversion (as such market price is determined pursuant to the terms of the Series D Preferred Stock).

At the time any shares of Series D Preferred Stock are converted into common stock, the Company will be required to pay all accrued and unpaid dividends on the Series D Preferred Stock being converted in cash or, at the Company’s option, in shares of common stock, for the period commencing on the date that is 31 days following the Exchange Closing Date to, but excluding, the date of conversion; provided, however, that if shares of Series D Preferred Stock are converted into common stock on or after 45 days from the Exchange Closing Date, then the Company will be required to pay all accrued and unpaid dividends on the Series D Preferred Stock in cash or, at the Company’s option, in shares of common stock, from the period commencing on the Exchange Closing Date to, but excluding, the date of conversion.

As part of the terms of the Exchange Agreement, the Company and Treasury also agreed to amend and restate the terms of the warrant to purchase 1,512,003 shares of common stock currently held by Treasury to provide for an exercise price of $0.20 per share for a ten-year term following the Exchange Closing Date.

The Exchange Agreement may be terminated in the event that the Exchange Closing does not occur on or before November 23, 2010; however, we cannot assure you that the Treasury Exchange will close in the near term or at all.

The Company has been advised by Ford that consummation of the Treasury Exchange on the terms contemplated by the Exchange Agreement will satisfy the condition to closing set forth in the Investment Agreement relating to the exchange of preferred stock and warrants held by Treasury.

Tender Offers for Outstanding Trust Preferred Securities and Subordinated Debt Securities

On May 17, 2010, the Company commenced cash tender offers for any and all of its outstanding trust preferred securities and the Bank commenced cash tender offers for any and all of its outstanding subordinated bank securities.

As of 5:00 p.m., New York City time, on August 8, 2010, the Bank had received tenders from the holders of $68.0 million of aggregate principal amount of subordinated debt securities.  The Company had not received valid tenders from holders of any trust preferred securities.  The Company has been advised by Ford that the completion of the tender offers at this level and otherwise on the terms contemplated by the offers to purchase will satisfy the condition to closing set forth in the Investment Agreement relating to the debt tender offers.

Receipt of Approval from NASDAQ

The Company has received approval from NASDAQ to issue the securities to Ford and Treasury under the Investment Agreement and Exchange Agreement, respectively, in reliance on the shareholder approval exemption set forth in NASDAQ Rule 5635(f).

BUSINESS

PCB is a bank holding company.  All references to the “Company”, “us”, “we”, “our” apply to PCB and its subsidiaries on a consolidated basis.  The Company’s organizational structure and description of services are discussed in Item 1, “Business” and in Note 1, “Summary of Significant Accounting Policies” of the 2009 Form 10-K and should be read in conjunction with this Form 10-Q.  In the 2009 Form 10-K, Item 1A, “Risk Factors” section, there are several risk factors outlined on page 15 through 27 which should be taken into consideration while reviewing this Form 10-Q.  Terms and acronyms used throughout this document are defined in the glossary on pages 86 through 88.

Segments

In January 2010, the CEO announced organizational changes that changed the structure and responsibilities of his direct reports.  These organizational changes also were aligned based on how the Company’s Board of Directors has set performance goals for the CEO and his management team.  Based on these changes, the Company re-defined its segments beginning January 2010 and restated the comparable periods presented within the Form 10-Q.  In addition, as disclosed in Note 10, “Discontinued Operations—RAL and RT Programs” of these Consolidated Financial Statements, the RAL and RT Program’s segment was sold in January 2010.

The Company’s businesses as viewed by Management are organized as described in Note 17, “Segments” of the Consolidated Financial Statements in this Form 10-Q.  The operating segments for PCB are CBB and Wealth Management.  The administrative functions for the Bank and PCB are not considered part of the operating activities of the Company and for financial reporting purposes the unallocated activity is reported in the “All Other” segment.

SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in this Form 10-Q in Note 1, “Summary of Significant Accounting Polices” and should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” of the Company’s 2009 Form 10-K on pages 103-118.  This Form 10-Q is considered an update to the 2009 Form 10-K and only material changes to the Company’s significant accounting policies are disclosed in this Form 10-Q.

Management believes that a number of the significant accounting policies are essential to the understanding of the Company’s financial condition and results of operations because they involve estimates, judgment, or are otherwise less subject to precise measurement.  The quality of these estimates materially impacts those results.  The Critical Accounting Policies used in the preparation of the Company’s Consolidated Financial Statements include allowance for loan and lease losses, accounting for income taxes, goodwill and the accounting for the RAL and RT Program’s activities.  These significant accounting policies are discussed in the “Critical Accounting Polices” section of the 2009 Form 10-K’s MD&A on pages 77-81 which should be read in conjunction with this Form 10-Q.  While Management believes these estimates and assumptions to be reasonably accurate, actual results may differ.  The RAL and RT Programs were sold in January 2010, and are reported as discontinued operations.  Prior period financial information has been restated to present continuing operations which exclude the activity and financial impact of the RAL and RT Programs.

RESULTS OF OPERATIONS

INTEREST INCOME

The following table presents a summary of interest income for the three month periods ended June 30, 2010 and 2009:

	Three-Months Ended June 30,
	2010	2009	Change
			$	%
	(dollars in thousands)
Interest income
Loans:
Commercial loans	$8,801	$12,780	$(3,979)	(31.1%)
Consumer loans	7,108	8,130	(1,022)	(12.6%)
Real estate loans—commercial	33,441	40,855	(7,414)	(18.1%)
Real estate loans—residential	12,399	16,161	(3,762)	(23.3%)
Other loans	12	20	(8)	(40.0%)

Total	61,761	77,946	(16,185)	(20.8%)
Trading assets	60	2,049	(1,989)	(97.1%)
Investment securities available for sale:
U.S. treasury securities	82	169	(87)	(51.5%)
U.S. agencies	1,907	5,338	(3,431)	(64.3%)
Asset-backed securities	34	35	(1)	(2.9%)
CMO’s and MBS	2,187	2,553	(366)	(14.3%)
State and municipal securities	2,858	3,766	(908)	(24.1%)

Total	7,068	11,861	(4,793)	(40.4%)
Interest on deposits in other banks	860	173	687	397.1%

Total interest income	$69,749	$92,029	$(22,280)	(24.2%)

Interest income for the second quarter of 2010 decreased by $22.3 million or 24.2% compared to the second quarter of 2009 primarily due to a decline in interest income from loans of $16.2 million or 20.8%.  In addition, interest income from securities held in the trading and available for sale portfolios decreased by $6.8 million for the comparable three month periods ended June 30, 2010 and 2009.

Interest income on loans declined for the three month period ended June 30, 2010 primarily due to the $931.6 million decrease in the average loan balance compared to the three month period ended June 30, 2009.  This decline is due to repayment or maturity of loans, increased nonperforming loans and charge-offs and sale of loans.  Contributing to the decrease in interest income is the repayment and maturity of loans which is attributable to the low interest rate environment and the stricter loan underwriting guidelines implemented by the Bank in 2009 to reduce the risk of loan losses.  The growth in nonperforming loans has also contributed to the decrease in interest income from loans since the Bank is not accruing interest on a majority of these loans.  Nonperforming assets were $604.5 million at June 30, 2010 compared to $348.3 million at June 30, 2009.  During the second quarter, there was $64.6 million of charge-offs which have also impacted the average balance of loans.  The decrease in loan balances due to loan sales is discussed in Note 7, “Loan Sales and Transactions” of the Consolidated Financial Statements of this Form 10-Q.

The decrease in interest income from commercial real estate secured loans had the largest impact in the decline of interest income of loans.  This decline was mostly attributed to the decrease in average balance of $352.0 million combined with a decline in interest rates of 38 basis points for commercial real estate loans for the three month periods ended June 30, 2010 compared to the same period a year ago.

Interest income from trading and AFS securities decreased as a result of selling a majority of the trading securities during the third quarter of 2009 and from sales, calls and maturities of securities from the AFS portfolio.  During the first quarter of 2010, $35.1 million of MBS securities and $9.1 million of other types of securities from the AFS securities portfolio were sold.  Also, during the first and second quarter of 2010, $250.5 million of AFS securities were called, reducing the balance of AFS securities held.  The securities called were mostly U.S. Agency securities.  At the same time, the interest rate for some of the adjustable rate securities has adjusted lower due to the decrease in long term interest rates.

Also contributing to the decrease in interest income is an increase in interest bearing demand deposits in other financial institutions which increased by $939.8 million when comparing the average balance for the three month periods ended June 30, 2010 to June 30, 2009.  This increase is the result of the Bank’s efforts to maintain additional liquidity in response to the Bank’s current financial condition and to provide additional assurance for our customers, investors and regulators.  The Company anticipates redeploying this additional cash by purchasing higher yielding assets and reducing the current borrowings once the Ford Investment is completed.

The following table presents a summary of interest income for the six month periods ended June 30, 2010 and 2009:

	Six-Months Ended June 30,
	2010	2009	Change
			$	%
	(dollars in thousands)
Interest income
Loans:
Commercial loans	$19,044	$25,803	$(6,759)	(26.2%)
Consumer loans	14,393	16,145	(1,752)	(10.9%)
Real estate loans—commercial	68,487	82,104	(13,617)	(16.6%)
Real estate loans—residential	25,659	32,357	(6,698)	(20.7%)
Other loans	27	43	(16)	(37.2%)

Total	127,610	156,452	(28,842)	(18.4%)

Trading assets	124	4,687	(4,563)	(97.4%)
Investment securities available for sale:
U.S. treasury securities	164	335	(171)	(51.0%)
U.S. agencies	4,584	9,711	(5,127)	(52.8%)
Asset-backed securities	69	70	(1)	(1.4%)
CMO’s and MBS	4,719	5,303	(584)	(11.0%)
State and municipal securities	5,858	7,510	(1,652)	(22.0%)

Total investments	15,394	22,929	(7,535)	(32.9%)
Interest on deposits in other banks	1,701	650	1,051	161.7%
Federal funds sold and securities purchased under agreements to resell	—	1	(1)	(100.0%)

Total interest income	$144,829	$184,719	$(39,890)	(21.6%)

Interest income for the six month period ended June 30, 2010 was $144.8 million, a decrease of $39.9 million, or 21.6% compared to the same period of 2009.  The decrease was primarily due to a decrease in average earning assets for the comparable periods of $592.3 million.  The decrease in average assets is primarily attributable to the reduction in the size of the loan portfolio which had $4.95 billion of average loans for the six month period of June 30, 2010 compared to $5.74 billion for the six month period of June 30, 2009, a decrease of $798.1 million.

Interest income on loans declined for the six month period ended June 30, 2010 compared to the same period a year ago, primarily due to the decline in the average loan balance. This decline is mostly due to the repayment or maturity of loans, an increase in nonperforming assets and charge-offs, and the sale of loans. The decrease in interest income from the repayment and maturity of loans is attributable to the low interest rate environment and the stricter loan underwriting guidelines implemented by the Bank in 2009 to reduce the risk of loan losses. The growth in nonperforming assets was $256.1 million when comparing the balance of $604.5 million at June 30, 2010 compared to $348.3 million at June 30, 2009 since the Bank is not accruing interest on a majority of these loans. Loan charge-offs of $148.9 million during the six month period ended June 30, 2010 have also reduced the balance of loans and interest income.  The decrease in loan balances from the sale of loans is discussed in Note 7, “Loan Sales and Transactions” of the Consolidated Financial Statements of this Form 10-Q.

Interest income from trading and AFS securities decreased as a result of selling a majority of the trading securities during the third quarter of 2009 and from sales, calls and maturities of securities from the AFS portfolio.  During the first and second quarter of 2010, $35.1 million of MBS securities and $9.1 million of other types of securities from the AFS securities portfolio were sold.  Also, during the first and second quarter of 2010, $250.3 million of AFS securities were called, reducing the balance of AFS securities held.  The securities called were mostly U.S. Agency securities.  At the same time, the interest rate for some of the adjustable rate securities has adjusted lower due to the decrease in long-term interest rates.

Also contributing to the decrease in interest income is an increase in interest bearing demand deposits in other financial institutions which increased by $548.2 million when comparing the average balance for the six month periods ended June 30, 2010 to June 30, 2009.  This increase is the result of the Bank’s efforts to maintain additional liquidity in response to the Bank’s current financial condition and to provide additional assurance for our depositors, investors and regulators.  The Company anticipates redeploying this additional cash by purchasing higher yielding assets and reducing the current borrowings once the Ford Investment is completed.

INTEREST EXPENSE

The following table presents a summary of interest expense for the three month periods ended June 30, 2010 and 2009:

	Three-Months Ended June 30,
	2010	2009	Change
			$	%
	(dollars in thousands)
Interest expense
Deposits:
NOW accounts	$624	$1,897	$(1,273)	(67.1%	)
Money market deposit accounts	541	1,443	(902)	(62.5%	)
Savings deposits	534	789	(255)	(32.3%	)
Time certificates of deposit	15,797	17,367	(1,570)	(9.0%	)

Total	17,496	21,496	(4,000)	(18.6%	)
Securities sold under agreements to repurchase and Federal funds purchased	2,015	2,703	(688)	(25.5%	)
Long-term debt and other borrowings:
FHLB advances	10,343	15,536	(5,193)	(33.4%	)
Other borrowings	269	263	6	2.3%

Total	10,612	15,799	(5,187)	(32.8%	)

Total interest expense	$30,123	$39,998	$(9,875)	(24.7%	)

Interest expense for the second quarter of 2010 decreased by $9.9 million or 24.7% compared to the second quarter of 2009.  The decrease relates to both deposits and to long term debt and other borrowings.  The decrease in interest expense for deposits was mostly attributable to the decrease in interest rates paid on time certificates or (“CDs”) as maturing higher rate and promotional CDs have been replaced with lower price balances.  The decrease in interest expense for long-term debt and other borrowings was mostly attributable to a combination of a decrease in average balance of $249.4 million when comparing the three month periods ended June 30, 2010 to June 30, 2009 and a decrease in interest rates paid on borrowings.  The Bank has prepaid several higher interest rate FHLB advances beginning in the second quarter of 2009.

The following table presents a summary of interest expense for the six month periods ended June 30, 2010 and 2009:

	Six-Months Ended June 30,
	2010	2009	Change
			$	%
	(dollars in thousands)
Interest expense
Deposits:
NOW accounts	$1,355	$4,273	$(2,918)	(68.3%)
Money market deposit accounts	1,144	3,433	(2,289)	(66.7%)
Savings deposits	1,071	1,673	(602)	(36.0%)
Time certificates of deposit	31,718	36,405	(4,687)	(12.9%)

Total	35,288	45,784	(10,496)	(22.9%)
Securities sold under agreements to repurchase and Federal funds purchased	4,023	5,855	(1,832)	(31.3%)
Long-term debt and other borrowings:
FHLB advances	21,089	32,615	(11,526)	(35.3%)
Other borrowings	537	633	(96)	(15.2%)

Total	21,626	33,248	(11,622)	(35.0%)

Total interest expense	$60,937	$84,887	$(23,950)	(28.2%)

Interest expense for the six month period ending June 30, 2010 was $60.9 million, a decrease of $24.0 million, or 28.2% for the comparable six month period ending June 30, 2009.  This decrease is mostly resulting from a decrease in interest rates for interest bearing liabilities.  The interest rate for interest bearing liabilities was 2.11% compared to 2.67% for the six month periods ended June 30, 2010 and 2009, respectively.  Also assisting with the decrease in interest expense was a decrease in average interest bearing liabilities which decreased by $585.4 million when comparing the six month periods average ending balances at June 30, 2010 to June 30, 2009.

Interest rates paid on time certificates or (“CDs”) as maturing higher rate and promotional CDs have been replaced with lower price balances is the primary driver of the decrease in interest expense for deposits.  Also contributing to the decrease was interest rates paid and average balances of NOW accounts and money market accounts.  The interest rates paid on these products are decreased nationwide due to the continued decrease in the Federal Open Market Committee of the Federal Reserve (“FOMC”) has maintained a 0%—.25% Federal Funds rate for over 18 months.

The decrease in interest expense for long-term debt and other borrowings was mostly attributable to a combination of a decrease in average balance of $302.1 million when comparing the six month periods ended June 30, 2010 to June 30, 2009 and a decrease in interest rates paid on borrowings.  The Bank has prepaid several higher interest rate FHLB advances beginning in the second quarter of 2009.

NET INTEREST MARGIN

The following tables present net interest margin for the comparable three month periods:

	For the Three-Months Ended June 30,
	2010			2009
	Average Balance	Income	Rate	Average Balance	Income	Rate
	(dollars in thousands)
Assets
Interest bearing demand deposits in other financial institutions	$1,224,965	$860	0.28%	$285,215	$173	0.24%
Trading assets	4,810	60	5.00%	175,502	2,049	4.68%
Investment securities available for sale: (1)
Taxable	688,024	4,210	2.45%	839,400	8,095	3.87%
Non-taxable (3)	230,643	2,858	4.97%	298,029	3,766	5.07%

Total securities	923,477	7,128	3.09%	1,312,931	13,910	4.25%
Loans: (2)
Commercial	800,879	8,801	4.41%	1,129,724	12,780	4.54%
Real estate—commercial (4)	2,495,555	33,441	5.36%	2,847,553	40,855	5.74%
Real estate—residential 1 to 4 family	927,380	12,411	5.35%	1,107,725	16,181	5.84%
Consumer	573,363	7,108	4.97%	643,824	8,130	5.06%

Total loans, gross	4,797,177	61,761	5.15%	5,728,826	77,946	5.45%

Total interest-earning assets	6,945,619	69,749	4.02%	7,326,972	92,029	5.03%
Market value adjustment	18,847			36,690
Total assets from discontinued operations	150,209			664,255
Non interest-earning assets	224,725			534,241

Total assets	$7,339,400			$8,562,158

Liabilities and shareholders’ equity
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,623,483	1,699	0.42%	$2,038,367	4,129	0.81%
Time certificates of deposit	2,754,845	15,797	2.30%	2,328,610	17,367	2.99%

Total interest bearing deposits	4,378,328	17,496	1.60%	4,366,977	21,496	1.97%
Borrowed funds:
Securities sold under agreements to repurchase and Federal funds purchased	313,724	2,015	2.58%	343,401	2,703	3.16%
Other borrowings	1,125,699	10,612	3.78%	1,375,059	15,799	4.61%

Total borrowed funds	1,439,423	12,627	3.52%	1,718,460	18,502	4.32%

Total interest bearing liabilities	5,817,751	30,123	2.08%	6,085,437	39,998	2.63%
Non interest-bearing demand deposits	1,011,853			944,486
Other liabilities	97,713			94,007
Total liabilities from discontinued operations	150,209			664,255
Shareholders’ equity	261,874			773,973

Total liabilities and shareholders’ equity	$7,339,400			$8,562,158

Net interest income/margin		$39,626	2.29%		$52,031	2.85%

(1)	Average securities balances are based on amortized historical cost. The adjustment for the fair value is reported as “Market Value Adjustment.”
(2)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(3)	Because of the Company’s tax position, the yield on tax exempt investments are not reported on a tax equivalent basis.
(4)	Commercial real estate loans include multi-family residential real estate loans.

NET INTEREST MARGIN – RATE AND VOLUME VARIANCE ANALYSIS – QUARTER TO DATE PERIODS

	Three-Months Ended June 30, 2010 vs. June 30, 2009
	Change due to
	Rate	Volume	Total Change
	(dollars in thousands)
Assets
Interest bearing demand deposits in other financial institutions	$33	$654	$687
Trading assets	131	(2,120)	(1,989)
Investment securities available for sale: (1)
Taxable	(2,605)	(1,280)	(3,885)
Non-taxable (3)	(73)	(835)	(908)

Total securities	(2,547)	(4,235)	(6,782)
Loans: (2)
Commercial	(356)	(3,623)	(3,979)
Real estate—commercial (4)	(2,586)	(4,828)	(7,414)
Real estate—residential 1 to 4 family	(1,282)	(2,488)	(3,770)
Consumer	(142)	(880)	(1,022)

Total loans, gross	(4,366)	(11,819)	(16,185)

Total interest-earning assets	(6,880)	(15,400)	(22,280)
Liabilities
Interest bearing deposits:
Savings and interest bearing transaction accounts	(1,708)	(722)	(2,430)
Time certificates of deposit	(4,419)	2,849	(1,570)

Total interest bearing deposits	(6,127)	2,127	(4,000)
Borrowed funds:
Securities sold under agreements to repurchase and Federal funds purchased	(468)	(220)	(688)
Other borrowings	(2,584)	(2,603)	(5,187)

Total borrowed funds	(3,052)	(2,823)	(5,875)

Total interest bearing liabilities	(9,179)	(696)	(9,875)

Net interest income	$2,299	$(14,704)	$(12,405)

(1)	Average securities balances are based on amortized historical cost. The adjustment for the fair value is reported as “Market Value Adjustment.”
(2)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(3)	Because of the Company’s tax position, the yield on tax exempt investments are not reported on a tax equivalent basis.
(4)	Commercial real estate loans include multi-family residential real estate loans.

The net interest margin for the three month periods ended June 30, 2009 compared to June 30, 2010 declined by 56 basis points from 2.85% to 2.29%.  This decline is mostly attributed to a decrease in average balance/volume for interest earning assets offset by a decline in interest rates paid on interest bearing liabilities.

As discussed in the interest income section above, the decline in the average total loans of $931.6 million for the three month comparable periods ended in June 30, 2010 and 2009 was the leading factor of the decline in the net interest margin.  The decline in net interest margin for the three month periods ended June 30, 2010 compared to June 30, 2009 was further affected by the increase of average interest bearing demand deposits held in other financial institutions of $939.8 million for the comparable three month periods ended June 30, 2010 to June 30, 2009 at an interest rate of 0.28% and 0.24% for the three month periods ended June 30, 2010 and 2009, respectively.  Management has maintained excess cash to increase our liquidity to ensure depositors, borrowers and regulators that we had sufficient liquidity to meet their demands.  When comparing the interest rates received from loans and taxable securities to the interest received on cash, the interest rates are 4.87% to 2.17% higher for the three month period ended June 30, 2010, respectively.  Once the Ford Investment closes, we intend to reinvest this excess cash into higher earning assets and reduce some of the higher priced liabilities to assist with increasing the net interest margin in future periods.

We have been successful at retaining interest bearing deposits despite the financial condition of the Company.  The average balance of interest bearing deposits was $4.38 billion and $4.37 billion for the three month periods ended June 30, 2010 and 2009, respectively.  At the same time, interest rates from interest bearing deposits have declined by 37 basis points.  This success will benefit our net interest margin in future periods.

At the same time, Management has reduced borrowings and refinanced borrowings at lower interest rates.  For the three month periods ended June 30, 2010 compared to June 30, 2009, the average balance of other borrowings declined by $249.4 million and interest rates paid on other borrowings declined by 83 basis points.  This was primarily due to the prepayment of $265.0 million FHLB advances during the three month period ended June 30, 2009, and additional amounts during the remainder of 2009 and the first quarter of 2010.

The following tables present net interest margin for the comparable six month periods:

	For the Six-Months Ended June 30,
	2010			2009
	Average Balance	Income	Rate	Average Balance	Income	Rate
	(dollars in thousands)
Assets
Interest bearing demand deposits in other financial institutions	$978,047	$1,701	0.35%	$429,861	$650	0.30%
Federal funds sold	—	—	—	663	1	0.30%
Trading assets	4,910	124	5.09%	190,003	4,687	4.97%
Investment securities available for sale: (1)
Taxable	754,166	9,536	2.55%	849,000	15,419	3.66%
Non-taxable (3)	236,643	5,858	4.99%	298,477	7,510	5.07%

Total securities	995,719	15,518	3.14%	1,337,480	27,616	4.16%
Loans: (2)
Commercial	874,138	19,044	4.39%	1,135,769	25,803	4.58%
Real estate—commercial (4)	2,538,263	68,487	5.40%	2,854,739	82,104	5.75%
Real estate—residential 1 to 4 family	946,801	25,686	5.43%	1,107,776	32,400	5.85%
Consumer	585,843	14,393	4.95%	644,814	16,145	5.05%

Total loans, gross	4,945,045	127,610	5.17%	5,743,098	156,452	5.46%

Total interest-earning assets	6,918,811	144,829	4.20%	7,511,102	184,719	4.93%
Market value adjustment	19,793			33,819
Total assets from discontinued operations	274,080			1,233,727
Non interest-earning assets	319,007			666,565

Total assets	$7,531,691			$9,445,213

Liabilities and shareholders’ equity
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,601,278	3,570	0.45%	$2,033,760	9,379	0.93%
Time certificates of deposit	2,758,409	31,718	2.32%	2,582,293	36,405	2.84%

Total interest bearing deposits	4,359,687	35,288	1.63%	4,616,053	45,784	2.00%
Borrowed funds:
Securities sold under agreements to repurchase and Federal funds purchased	316,099	4,023	2.57%	343,052	5,855	3.44%
Other borrowings	1,145,655	21,626	3.81%	1,447,752	33,248	4.63%

Total borrowed funds	1,461,754	25,649	3.54%	1,790,804	39,103	4.40%

Total interest bearing liabilities	5,821,441	60,937	2.11%	6,406,857	84,887	2.67%
Non interest-bearing demand deposits	1,022,676			923,599
Other liabilities	103,062			78,746
Total liabilities from discontinued operations	274,080			1,233,727
Shareholders’ equity	310,432			802,284

Total liabilities and shareholders’ equity	$7,531,691			$9,445,213

Net interest income/margin		$83,892	2.45%		$99,832	2.68%

(1)	Average securities balances are based on amortized historical cost. The adjustment for the fair value is reported as “Market Value Adjustment.”
(2)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(3)	Because of the Company’s tax position, the yield on tax exempt investments are not reported on a tax equivalent basis.
(4)	Commercial real estate loans include multi-family residential real estate loans.

NET INTEREST MARGIN – RATE AND VOLUME VARIANCE ANALYSIS – YEAR TO DATE PERIODS

	Six-Months Ended June 30, 2010 vs. June 30, 2009
	Change due to		Total Change
	Rate	Volume
	(dollars in thousands)
Assets
Interest bearing demand deposits in other financial institutions	$122	$929	$1,051
Federal funds sold	—	(1)	(1)
Trading assets	110	(4,673)	(4,563)
Investment securities available for sale: (1)
Taxable	(4,300)	(1,583)	(5,883)
Non-taxable (3)	(117)	(1,535)	(1,652)

Total securities	(4,307)	(7,791)	(12,098)
Loans: (2)
Commercial	(1,031)	(5,728)	(6,759)
Real estate—commercial (4)	(4,827)	(8,790)	(13,617)
Real estate—residential 1 - 4 family	(2,220)	(4,494)	(6,714)
Consumer	(312)	(1,440)	(1,752)

Total loans, gross	(8,390)	(20,452)	(28,842)

Total interest-earning assets	(12,575)	(27,315)	(39,890)

Liabilities
Interest bearing deposits:
Savings and interest bearing transaction accounts	(4,114)	(1,695)	(5,809)
Time certificates of deposit	(7,029)	2,342	(4,687)

Total interest bearing deposits	(11,143)	647	(10,496)
Borrowed funds:
Securities sold under agreements to repurchase and Federal funds purchased	(1,398)	(434)
			(1,832)
Other borrowings	(5,336)	(6,286)	(11,622)

Total borrowed funds	(6,734)	(6,720)	(13,454)

Total interest bearing liabilities	(17,877)	(6,073)	(23,950)

Net interest income	$5,302	$(21,242)	$(15,940)

(1)	Average securities balances are based on amortized historical cost. The adjustment for the fair value is reported as “Market Value Adjustment.”
(2)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(3)	Because of the Company’s tax position, the yield on tax exempt investments are not reported on a tax equivalent basis.
(4)	Commercial real estate loans include multi-family residential real estate loans.

The net interest margin for the six months ended June 30, 2010 decreased to 2.45% compared to 2.68% for the same period of 2009.  This decrease is a result of decreased balance or volume of interest earning assets at lower interest rates in combination with decreased average balances for interest bearing liabilities at lower interest rates.

The decrease in average balance for the comparable six month periods ended June 30, 2010 and 2009 of interest earning assets of $592.3 million to $6.92 billion is main reason for the decline in interest income from interest earning assets and the net interest margin.  Interest income for the comparable six month periods ended June 30, 2010 compared to June 30, 2009 has decreased by $39.9 million.  Of the $39.9 million decrease in interest income for the six month period ended June 30, 2010 compared to the same period a year ago, $32.0 million is attributed to the decrease in average balance of total interest earning assets.

The decrease in average balance for the comparable six month periods is mostly from the decline in average loan balances due to the repayments or principal, maturities of loans, the selling of loans and charging-off of loans.  At the same time lower rates on new loans and, adjustable interest rates on current loans have also declined contributing to the decrease in net interest margin with interest rates from loans declining by 29 basis points for the six month periods ended June 30, 2010 compared to June 30, 2009.  The decrease in interest income from commercial real estate loans had the largest impact in the decline of interest income for loans.  This decline was mostly attributed to the decrease in average balance of $316.5 million combined with a decline in interest rates of 35 basis points for commercial real estate loans for the six month periods ended June 30, 2010 compared to the same period a year ago.

Also contributing to the decline in net interest margin for the comparable six month periods is the decrease in average balance, and interest rates from investment securities from the trading and AFS portfolios.  During the comparable periods, a majority of the trading securities have been sold and $244.8 of U.S. Agencies has been called reducing the average balances of the investment portfolios by $341.8 million.  Also, many of the investment securities have adjustable interest rates which have decreased the interest rate received from investment securities due to the current interest rate environment.  Interest rates from the AFS investment portfolio have declined by 102 basis points when comparing the six month periods ended June 30, 2010 to June 30, 2009.

Interest rates paid on interest bearing liabilities declined to 2.11% compared to 2.67%, a decrease of 56 basis points or a decline of $24.0 million in interest expense for the six month periods ended June 30, 2010 to June 30, 2009.  This decline is mostly attributed to the decrease in interest rates paid on CDs and other borrowings which decreased by 52 basis points and 82 basis points, respectively or a decrease in interest expense of $16.3 million.  In addition, interest expense decreased by $5.8 million for interest bearing savings and transaction accounts when comparing the six month periods ended June 30, 2010 to June 30, 2009.  This decline is mostly attributed to the decrease in interest rates for the comparable periods which decreased by 48 basis points.

PROVISION FOR LOAN LOSSES

Each quarter, Management determines an estimate of the amount of allowance for loan and lease losses adequate to provide for losses inherent in the Bank’s loan portfolios.  The provision for loan losses is determined by the net change in the allowance for loan and lease losses.  For a detailed discussion of the calculation of allowance for loan and lease losses, refer to the “Significant Accounting Policies” discussion in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in this Form 10-Q as well as the MD&A’s “Allowance for Loan and Lease Loss “discussion of the 2009 Form 10-K and this Form 10-Q beginning on page 75.

Provision for loan losses was $56.7 million for the three month period ended June 30, 2010 compared to $194.1 million for the three month period ended June 30, 2009, a decrease of $137.4 million.  The decrease in the provision for loan losses for the second quarter of 2010 is reflective of the decrease in net charge offs experienced during the quarter and the decline in average loan balances.  Net charge-offs were $64.6 million for the second quarter of 2010 compared to $77.1 million in the second quarter of 2009 for continuing operations.  The reduction in the provision is also reflective of the decrease in average loans of $931.6 million when comparing the average balance for the second quarter of 2010 of $4.80 billion to the second quarter of 2009’s average balance of $5.73 billion.  The ALLL was increased in the second quarter of 2009 both because of credit deterioration and because of a change in the historical loss look-back period as discussed below.  Additional provision expense was therefore required in the second quarter of 2009 to increase the ALLL.  As the look-back period has remained the same since that quarter, no corresponding amount was required for the second quarter of 2010.

For the six month periods ended June 30, 2010 and 2009, provision for loan losses were $156.6 million and $267.6 million for continuing operations, a decrease of $111.0 million.  The decrease in the provision for loan losses for the six month period ended June 30, 2010 compared to the same period a year ago, is in line with the decrease in net charge offs experienced combined with the large decline in average loan balances during the comparable periods.  Net charge-offs were $148.9 million for the first six months of 2010 compared to $150.5 million in the first six months of 2009 for continuing operations.  The reduction in the provision is also reflective of the decrease in average loans of $798.1 million when comparing the average balance for the six month periods ended June 30, 2010 of $4.95 billion to June 30, 2009 of $5.74 billion.  The change in the look-back period for estimating the ALLL cited above as an explanation for the decrease in provision expense for the three-month period ended June 30, 2010 compared to the same quarter of 2009 also accounts for a portion of the decrease in provision expense for the six-month period ended June 30, 2010 compared to the same period of 2009.

In June 2009, Management recommended and the Board of Directors (“the Board”) approved a change in the calculation of the ALLL methodology.  This change permits the use of a shorter time horizon or “look back period” as circumstances warrant.  The use of historical loan losses and loan loss rates are to capture the inherent losses in the performing loan portfolio in the calculation of the ALLL.  Prior to this change, a seven year historical loss period had been used in the calculation of the ALLL.  At June 30, 2009, the look-back period was decreased to the most recent six quarters which captured the weight of the recent quarters in which the loan loss experience had been at historically high levels for the Bank.  By decreasing the look-back period over which loan loss information is aggregated to compute an estimate of future losses created a significant increase in the ALLL at June 30, 2009, increasing the ALLL to $258.0 million from $141.0 million at March 31, 2009 and, required a significantly larger provision for loan loss in the second quarter of 2009.  Since this change was made, Management has retained the rolling six quarter look-back period.

NONINTEREST INCOME

Noninterest income primarily consists of fee income received from servicing deposit relationships, trust and investment advisory fees, realized gains from the sale of investment securities and loans, realized and unrealized gains and losses from the trading portfolio, estimated valuation changes from OREO properties, actual losses from our investments in LIHTCPs, and gains and losses on the sale or disposal of assets.

The table below summarizes the changes in noninterest income for the comparable quarters:

	Three-Months Ended June 30,
			Change
	2010	2009	$	%
	(dollars in thousands)
Noninterest income
Service charges and fees	$5,463	$6,109	$(646)	(10.6%)
Trust and investment advisory fees	5,174	5,310	(136)	(2.6%)
Gain/(loss) on securities, net	477	(1,765)	2,242	—
Other	(3,854)	1,379	(5,233)	(379.5%)

Total	$7,260	$11,033	$(3,773)	(34.2%)

Total noninterest income was $7.3 million for the three months ended June 30, 2010 compared to $11.0 million for the same period in 2009, a decrease of $3.8 million or 34.2%.  This decrease was mostly due to a decrease in other income of $5.2 million offset by an increase in the gain on securities of $2.2 million.

The following table summarizes the significant items that are included in the other income line item of the income statement:

	Three-Months Ended June 30,
	2010	2009
	(dollars in thousands)
Other Income:
Life insurance income	$722	$743
Gain on loan sales	709	300
Loss on sale of partnership interest	(926)	—
Loss on LIHTCP	(2,975)	(892)
OREO valuation allowance	(2,783)	(355)
Other	1,399	1,583

Total	$(3,854)	$1,379

Other income decreased by $5.2 million when comparing the three month periods ended June 30, 2010 and 2009.  This decrease is attributable to the increase from OREO valuation allowance and increased losses from LIHTCPs.  The OREO valuation allowance expense of $2.8 million for the three month period ended June 30, 2010 compared to $355,000 for the three month period ended June 30, 2009 is due to an increase in the number of OREO properties held for the comparable periods and from declining market values based on recent appraisals.  The increased losses from LIHTCPs of $2.1 million for the comparable three month periods ended June 30, 2010 to June 30, 2009 is due to receiving updated financial statements from the partnerships.  Each month, the Company records an estimate of expected losses for the partnerships.  The actual losses were significantly higher than had been estimated.  These decreases were offset with an increase from the gain on sale of loans.  For more information on the loans sold refer to Note 7, “Loan Sales and Transactions” of the Consolidated Financial Statements of this Form 10-Q.  Also included in other income is the loss on the sale of our investment in Veritas of $926,000 which sold in May 2010.  Veritas is a registered investment advisor in which the Company had invested $1.0 million.

The $2.2 million positive variance for the gain (loss) on securities, net is primarily due to the loss on calls of U.S. Agency securities of $2.4 million incurred during the second quarter of 2009 compared to a $503,000 gain on the sale and calls of municipal and U.S. Agency securities during the second quarter of 2010.

The table below summarizes the changes in noninterest income for the comparable year to date periods:

	Six-Months Ended June 30,
			Change
	2010	2009	$	%
	(dollars in thousands)
Noninterest income
Service charges and fees	$11,202	$12,150	$(948)	(7.8%)
Trust and investment advisory fees	10,583	10,856	(273)	(2.5%)
Gain on securities, net	4,988	264	4,724	1789.4%
Other	61	3,178	(3,117)	(98.1%)

Total	$26,834	$26,448	$386	1.5%

Total noninterest income was $26.8 million for the six month period ended June 30, 2010 compared to $26.4 million for the same period in 2009, an increase of $386,000 or 1.5%.  This increase is mostly attributed to a $4.5 million gain on the sale of $48.6 million of MBS and municipal securities and the call of $143.2 million of U.S.  Agency and municipal securities from the AFS portfolio during the first quarter of 2010.  This increase was offset by a decrease in other income of $3.1 million which is attributable to the same items as described above for the three month periods ended June 30, 2010 compared to the same period a year ago.

The following table summarizes the significant items that are included in the other income line item of the income statement:

	Six-Months Ended June 30,
	2010	2009
	(dollars in thousands)
Other Income:
Life insurance income	$1,455	$1,596
Gain on loan sales	4,663	842
Loss on sale of partnership interest	(926)	—
Loss on LIHTCP	(3,925)	(1,776)
OREO valuation allowance	(3,105)	(513)
Other	1,899	3,029

Total	$61	$3,178

NONINTEREST EXPENSE

The following table summarizes the changes in noninterest expenses for the comparable quarters:

	Three-Months Ended June 30,
			Change
	2010	2009	$	%
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$21,601	$24,469	$(2,868)	(11.7%)
Occupancy expense, net	5,483	6,250	(767)	(12.3%)
Goodwill Impairment	—	128,710	(128,710)	(100.0%)
Other	24,221	50,774	(26,553)	(52.3%)

Total	$51,305	$210,203	$(158,898)	(75.6%)

The Company’s noninterest expenses decreased by $159.0 million for the second quarter of 2010 compared to the second quarter of 2009.  The majority of this decrease is from the impairment of goodwill in the second quarter of 2009 of $128.7 million.  Also contributing to this decrease is a decrease of $26.6 million or 52.3% of other expense.

In the second quarter of 2009, Management concluded that the entire balance of goodwill at all reporting units was impaired and recorded a $128.7 million impairment charge.  This was due to the increasingly uncertain economic environment, significant continued decline in the Company’s market capitalization, and continued elevated credit losses.  The analysis was performed in accordance with the requirements of GAAP, for testing the impairment of intangibles and goodwill.  Additional information regarding the determination to impair the Company’s goodwill is in Note 10, “Goodwill and Intangible Assets” of the Consolidated Financial Statements of our 2009 Form 10-K.

The following table summarizes the significant items that are included in the other expense line item of the income statement:

	Three-Months Ended June 30,
	2010	2009
	(dollars in thousands)
Other Expense:
Regulatory assessments	$6,089	$9,461
Professional services	5,109	8,245
Software expense	3,327	3,764
Customer deposit service and support	1,838	2,018
Furniture, fixtures and equipment, net	1,245	1,724
Supplies and postage	981	1,321
Other real estate owned expense	858	130
Telephone and data	731	1,171
Operating lease impairment	558	—
Reserve for off balance sheet commitments	73	14,038
FHLB advance prepayment penalties	—	3,798
Other	3,412	5,104

Total	$24,221	$50,774

Other expenses decreased by $26.6 million when comparing the three month periods ended June 30, 2010 and 2009.  This decrease is mostly attributable to a decrease in off balance sheet reserve expense, fewer prepayment penalties paid for repayment of FHLB advances, lower regulatory assessments and reduced expenses for professional services.

The decrease in the reserve for off balance sheet commitments of $14.0 million for the comparable three months periods ended June 30, 2010 and 2009 is mostly due to two factors.  First, the unfunded loan commitments and unused letters of credits have decreased by $476.8 million since June 30, 2009 when comparing the amount to June 30, 2010.  Second, at June 30, 2009, Management decreased the loss history horizon from the last seven years of historical losses to the most recent six quarters for the calculation of the ALLL as described in the provision for loan losses, above.  The change in the shorter loss horizon captured the significant increase in loan charge-offs during the recent quarters, a primary consideration in estimating what losses may have to be taken on loan commitments as well as on loans.  The reserve for off balance sheet commitments uses the same historical loss rates as the allowance for loan and lease loss methodology.

FHLB prepayment penalties of $3.8 million for the three and six month periods ended June 30, 2009 were incurred due to prepayment of $265.0 million FHLB advances during the second quarter of 2009.  These FHLB advances were prepaid due to Management’s efforts to meet the elevated capital ratios required by the OCC in the April 16, 2009 memorandum of understanding by quickly reducing the assets of the Company.

Contributing to the decrease in other expense for the three month period ended June 30, 2010 compared to the same period a year ago was a requirement for all banks to accrue for a one-time special assessment as imposed by the FDIC.  The Bank’s one-time special assessment was $3.5 million and was accrued for at June 30, 2009.  Also included in other expenses are consulting and professional expenses which have decreased by $3.1 million when comparing the second quarter of 2009 to 2010.  This decrease was primarily from consulting expenses associated with the Board of Directors and executive management strategic initiatives and are no longer being incurred in 2010.

The following table summarizes the changes in noninterest expenses for the comparable six month periods:

	Six Months Ended June 30,
			Change
	2010	2009	$	%
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$43,678	$54,397	(10,719)	(19.7%)
Occupancy expense, net	11,286	12,574	(1,288)	(10.2%)
Goodwill Impairment	—	128,710	(128,710)	(100.0%)
Other	47,659	74,198	(26,539)	(35.8%)

Total	$102,623	$269,879	$(167,256)	(62.0%)

The Company’s noninterest expenses for the six month period ended June 30, 2010 compared to 2009 decreased by $167.3 million, or 62.0%.  The majority of this decrease is due to the impairment of goodwill at June 30, 2009 and a decrease of other expense for the six month periods ended June 30, 2010 compared to June 30, 2009 of $26.5 million.  A majority of these factors are described above in the noninterest expense discussion for the three month periods ended June 30, 2010 and 2009 with the exception of a few additional items for other expenses as described below.

Other decreases in noninterest expense were net occupancy expenses which decreased by $1.3 million when comparing the six months ended June 30, 2010 to 2009.  This decrease in net occupancy expense is due to the consolidation and vacating of several premises to assist with reducing the Company’s expenses.  Since December 31, 2009, we have vacated and/or consolidated 5 locations from continuing operations.

The following table summarizes the significant items that are included in the other expense line item of the income statement:

	Six-Months Ended June 30,
	2010	2009
	(dollars in thousands)
Other Expense:
Regulatory assessments	$9,927	$11,102
Professional services	9,181	13,403
Software expense	6,804	7,958
Customer deposit service and support	3,751	3,975
Furniture, fixtures and equipment, net	2,529	4,137
Supplies and postage	2,095	2,671
Other real estate owned expense	1,910	1,115
Telephone and data	1,822	2,254
Operating lease impairment	1,860	—
Reserve for off balance sheet commitments	1,886	14,611
FHLB advance prepayment penalties	864	3,798
Other	5,030	9,174

Total	$47,659	$74,198

The decrease in other expense of $26.5 million when comparing the six month periods ended June 30, 2010 and 2009, is attributable to the same items as described in the comparable three month periods with exception to one item, operating lease impairment.

Although we are receiving a benefit of reduced expenses with the premises consolidation this benefit was offset by the recognition of an impairment charge of $1.9 million for the six month period ended June 30, 2010 for six operating leases.  The impairment charge relates to the expected sub-lease income being less than the Company’s continued lease obligation for these locations.  Management continues to assess the occupancy needs of the Company.

PROVISION FOR INCOME TAXES

Normally, the Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits.  Because provision expense for loan losses is deductible for income taxes only to the extent a bank has actually had to charge-off its loans, most banks have significant deferred tax assets.  When realization of deferred tax assets is more likely-than-not to be realized, GAAP requires the establishment of a valuation allowance that offsets all or a portion of the deferred tax asset.

In the second quarter of 2009, the Company determined that the only tax benefits that were more likely-than-not to be realized were those that could be carried back against the income taxes paid for prior years.  Consequently, at June 30, 2009, a valuation allowance of $114.0 million was established offsetting all of the net deferred tax asset the realization of which was not assured through a carry back of losses against taxes already paid.  The Company recognized a tax receivable of $55.2 million for the amount that it estimated could be recovered through a carryback of net operating losses.

For the three and six months ended June 30, 2010, the Company recorded $3.0 million and $2.9 million tax benefit on a pretax loss from continuing operations of $61.1 million and $148.5 million, respectively, compared to $23.0 million tax expense and $9.4 million tax benefit on pretax losses from continuing operations of $341.2 million and $411.2 million, respectively, for the three and six month periods ended June 30, 2009.

The Company still has a valuation allowance fully offsetting its deferred tax assets, but the deferred tax asset decreased in the first six months of 2010.  One component of the deferred tax asset is the temporary difference related to unrealized gains and losses on AFS securities.  As shown in Note 4, “Investment Securities” to the Consolidated Financial Statements, as interest rates decreased during 2010, unrealized gains increased and unrealized losses decreased.  The tax effect of these changes is to increase the deferred tax liability or decrease the deferred tax asset.  With these changes the valuation allowance needed to be reduced so as not to exceed the net deferred tax asset related to the AFS securities.  This reduction of the valuation allowance was recorded through the income tax benefits for the three and six month periods ended June 30, 2010.  There was also an adjustment to the deferred tax asset and valuation allowance as the Company changed its estimate of the amount of past taxes it could claim through carrybacks.

At June 30, 2010, the Company’s net deferred tax asset had a full valuation allowance and a tax receivable of $57.4 million.  The tax receivable for the carrybacks is included in other assets.

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

At December 31, 2009, the RAL and RT Programs were reported as part of the Company’s continuing operations since the agreement was not signed until January 14, 2010.  Beginning March 31, 2010, the Company reported the RAL and RT Programs as discontinued operations and all prior periods have been restated to reflect the operations from the RAL and RT Programs as discontinued operations.  For a summary of the gain on sale and summarized financial statements for the RAL and RT Programs segment refer to Note 10, “Discontinued Operations – RAL and RT Programs” of the Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents were $1.38 billion at June 30, 2010, an increase of $458.1 million or 49.6% since December 31, 2009.  This increase is mostly attributed to Management retaining excess liquidity to ensure we have the funds required to meet our customers’ needs.  We plan on retaining excess cash until the closing of the Ford Investment.  Upon the closing of the Ford Investment, we plan on redeploying this excess cash into higher interest earning assets and decreasing borrowings to assist with returning the Company back to profitability.

INVESTMENT SECURITIES AVAILABLE FOR SALE

At June 30, 2010, the Company held $826.0 million of AFS Securities, a decrease of $327.7 million since December 31, 2009.  A majority of this decrease is due to $244.8 million of called U.S. Agency securities and the sale of MBS of $35.1 million during the first and second quarter of 2010.  Also contributing to the decrease were $20.6 million of municipal securities which were called, sold or matured since December 31, 2009.  A gain on the sale of securities of $503,000 was recognized during the three months ended June 30, 2010 and a gain of $5.0 million was realized during the six months ended June 30, 2010.

LOAN PORTFOLIO

Loans Held for Investment

The following table summarizes loans held for investment (“HFI”):

	June 30, 2010	December 31, 2009	Change
			$	%
	(dollars in thousands)
Real estate:
Residential—1 to 4 family	$1,023,313	$1,102,971	$(79,658)	(7.2%)
Commercial (1)	2,274,207	2,338,987	(64,780)	(2.8%)
Construction	363,482	445,391	(81,909)	(18.4%)
Home equity loans	346,666	360,113	(13,447)	(3.7%)
Commercial loans	471,493	731,091	(259,598)	(35.5%)
Consumer loans	87,456	113,007	(25,551)	(22.6%)
Other loans	37,212	74,871	(37,659)	(50.3%)

Net loans	$4,603,829	$5,166,431	$(562,602)	(10.9%)

(1)	Commercial real estate loans include multi-family residential real estate loans

Total HFI loans decreased by $562.6 million or 10.9% since December 31, 2009 compared to June 30, 2010.  The decrease in loans is mostly due to the lower number of new loans being originated while current loans continue to pay down or have been repaid due to borrowers taking advantage of the low interest rates and refinancing their loans with other financial institutions.  In addition, we had net charge-offs of $148.9 million and sold $38.8 million of loans from the held for investment portfolio during the first six months of 2010.  The largest decrease in loans is from the commercial loan and construction loan portfolios.

During the first two quarters of 2010, $57.0 million of commercial loans and $28.0 million of construction loans and $30.8 million of commercial real estate loans were charged-off during the six month period ended June 30, 2010.  Since December 31, 2009, the commercial loan portfolio has had the largest amount of loan sales from the loans held for investment portfolio with $20.0 million of loans sold for a gain on sale of $3.5 million.  At the same time, all of the conforming residential real estate loans originated are originated for sale and are not included in the loans held for investment portfolio.  A majority of the loans held for sale are residential real estate loans.  The remaining decrease in loans was due to maturing or repaid loans and the reclassification of loans held for sale.  For additional information on loans and loans sales, refer to Note 7, “Loan Sales and Transactions” of the Consolidated Financial Statements of this Form 10-Q.

NONPERFORMING ASSETS

The table below summarizes the Company’s non-performing assets and loan quality ratios.

	June 30, 2010	March 31, 2010	December 31, 2009	June 30, 2009
	(dollars in thousands)
Nonaccrual loans
Real estate:
Residential—1 to 4 family	$54,098	$43,277	$37,889	$44,463
Commercial (1)	188,341	76,579	65,201	64,923
Construction	100,606	116,509	127,844	135,352
Home equity loans	9,233	8,050	4,256	4,671
Commercial loans	64,469	42,969	51,266	44,267
Consumer loans	2,301	5,643	4,561	2,300
Other loans	2,766	582	98	1,252

Total non-accrual loans	421,814	293,609	291,115	297,228
Real estate:
Residential—1 to 4 family	—	982	5	—
Commercial (1)	1,289	650	9,183	1,654
Construction	—	—	320	—
Commercial loans	1,466	5,349	4,783	51
Consumer loans	646	1,850	3,241	—
Other loans	—	—	—	199

Loans past due 90 days or more on accrual status	3,401	8,831	17,532	1,904
Troubled debt restructured loans
Real estate:
Residential—1 to 4 family	30,368	27,132	18,593	5,417
Commercial (1)	47,065	31,352	32,145	930
Construction	41,929	33,907	22,406	15,911
Home equity loans	1,631	1,796	192	—
Commercial loans	2,120	19,459	15,493	2,659
Consumer loans	257	297	206	—
Other loans	—	—	94	—

Total troubled debt restructured loans	123,370	113,943	89,129	24,917

Total non-performing loans	548,585	416,383	397,776	324,049

(table continued on the following page)

	June 30, 2010	March 31, 2010	December 31, 2009	June 30, 2009
	(dollars in thousands)
Foreclosed collateral (OREO)
Real estate:
Residential—1 to 4 family	7,479	6,473	4,657	1,054
Commercial (1)	15,823	16,629	10,799	3,806
Construction	31,575	27,737	22,874	18,341
Home equity loans	718	—	123	412
Commercial loans	278	100	810	685

Total Foreclosed Collateral	55,873	50,939	39,263	24,298

Total non-performing assets	$604,458	$467,322	$437,039	$348,347

Allowance for loan and lease losses, continuing operations	$276,900	$283,412	$272,852	$258,032
Credit Quality Ratios for Continuing Operations:
Coverage ratio of allowance for loan and lease losses to total loans	6.01%	5.80%	5.28%	4.57%
Coverage ratio of allowance for loan and lease losses to nonperforming loans	50.48%	68.07%	68.59%	79.63%
Ratio of nonperforming loans to total loans	11.92%	8.52%	7.70%	5.74%
Ratio of nonperforming assets to total assets	8.60%	6.51%	5.85%	4.95%
Ratio of allowance for loan and lease losses to potential problem loans and nonperforming loans	22.67%	27.00%	27.23%	30.70%

(1)	Commercial real estate loans include multi-family residential real estate loans

Total non-performing loans increased to $548.6 million at June 30, 2010 from $397.8 million at December 31, 2009, an increase of $150.8 million.  This increase is mostly attributable to an increase in nonaccrual loans of $130.7 million and increased troubled debt restructured (“TDR”) loans of $34.2 million since December 31, 2009.  The increase in nonaccrual loans is due to a continued increase in delinquent loans which are ninety days or more past due on their scheduled loan payments and an increase in impaired loans.  We continue to see increased loan impairments and many consumers and business having difficulty making payments on their loans.  We believe the high unemployment rates and reduced consumer spending continue to impact our nonaccrual loans and nonperforming assets disclosed in the table above.

Nonperforming commercial real estate loans have increased most significantly since December 31, 2009.  Nonaccrual commercial real estate loans were $65.2 million at December 31, 2009 and have now increased to $188.3 million, an increase of $123.1 million.  This increase is due to a migration towards a collateral dependent based impairment analysis versus a discounted cash flow impairment analysis for most of the impaired loans held by the Bank during the second quarter 2010 because the sale of the collateral is increasingly coming to be regarded as the most likely source of repayment.  Since December 31, 2009, commercial real estate impaired loans have increased to $212.9 million, an increase of $127.3 million causing a majority of the increase in nonperforming loans.

TDRs at June 30, 2010 were $123.4 million, an increase of $34.2 million since December 31, 2009.  The increase in TDR loans was mostly the result of two construction loan relationships.

OREO is included in nonperforming assets.  The ending balance of OREO has increased by $16.6 million since December 31, 2009.  A summary of the OREO activity for the three months ended June 30, 2010 and June 30, 2009 is as follows:

	Three-Months Ended June 30,
	2010	2009
	(dollars in thousands)
Beginning balance	$50,939	$9,911
Additions	14,336	17,947
Sales	(6,619)	(3,205)
Valuation allowance	(2,783)	(355)

Ending balance	$55,873	$24,298

OREO increased due to the addition of 26 and 11 properties added to the OREO portfolio during the second quarter of 2010 and 2009, respectively.  Additions to the OREO portfolio were $14.3 million and $17.9 million during the three months ended June 30, 2010 and 2009, respectively.  The largest types of loans added to the OREO portfolio were $7.7 million of residential real estate loans and $4.3 million of construction and land loans for the three month period ended June 30, 2010 and $10.1 million of commercial real estate loans and $6.2 million of construction and land loans for the three month period ended June 30, 2009.  During the second quarter of 2010, there were five OREO properties that sold for a total of $5.6 million which were comprised of residential and commercial properties.  A gain on sale of OREOs of $288,000 was recognized for the three months ended June 30, 2010.  During the second quarter of 2009, there were seven properties sold for a loss on sale of $259,000.  The types of properties sold were residential real estate and commercial loans.  An increase in the valuation allowance of $2.8 million was recognized during the three months ended June 30, 2010 due to several new appraisals received for OREOs during the second quarter of 2010 which indicated additional valuation allowance was required.

A summary of the OREO activity for the six months ended June 30, 2010 and June 30, 2009 is as follows:

	Six-Months Ended June 30,
	2010	2009
	(dollars in thousands)
Beginning balance	$39,263	$7,100
Additions	28,842	21,428
Sales	(9,127)	(3,205)
Valuation allowance	(3,105)	(1,025)

Ending balance	$55,873	$24,298

OREOs increased due to the addition of 41 and 17 properties added to the OREO portfolio during the first and second quarter of 2010 and 2009, respectively.  Additions to the OREO portfolio were $28.8 and $21.4 million during the six months ended June 30, 2010 and 2009, respectively.  The largest types of loans added to the OREO portfolio were $11.1 million of commercial real estate loans and $10.0 million of residential real estate loans for the six month period ended June 30, 2010 and $12.1 million of commercial real estate loans and $6.2 million of construction and land loans for the six month period ended June 30, 2009.  A majority of the OREO properties sold during the first and second quarter of 2010, were comprised of residential and commercial properties, for a total of $8.0 million.  A gain on sale of OREOs of $96,000 was recognized for the six months ended June 30, 2010.  During the first and second quarter of 2009, there were seven properties sold for a loss on sale of $259,000.  The types of properties sold were residential real estate and commercial properties.  An increase in the valuation allowance of $3.1 million was recognized during the six months ended June 30, 2010 due to several new appraisals received for OREOs during the second quarter of 2010 which indicated further valuation allowance was required.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company consistently uses both quantitative and qualitative factors when determining the level of estimated reserves for loan losses.  Quantitative factors are based primarily on historical credit losses for each portfolio of similar loans over a time horizon.  Currently, the Company is using historical credit losses over the past six quarters as a basis for its quantitative factors.  Qualitative factors are used to increase historical loss rates based on the Company’s estimate of  the  losses  inherent in  the outstanding  loan portfolio  and not  fully  captured  by the  quantitative  factors  alone.  The

Company reduced the level of qualitative factors in the second quarter of 2010, as Management believed the significant historical credit losses over the past six quarters were more representative of the losses inherent in the current loan portfolio than in prior periods.

The ALLL is $276.9 at June 30, 2010, an increase of $4.0 million since December 31, 2009.  This increased the ALLL to 6.01% of total loans compared to 5.28% of total loans at December 31, 2009.  This increase is reflective of the charge-offs experienced during the first and second quarter of 2010 combined with the decrease in the loan portfolio of $562.6 million or 10.9%.  There are several reasons for the increase in the allowance relative to total loans.  Net charge-offs of $64.6 million in the current quarter were added to the rolling 6-quarter loss horizon, while $50.9 million of losses from the fourth quarter of 2008 were removed from the horizon.  This resulted in overall higher historical loss rates for most of the portfolio.  Despite the overall decrease in loan balances during the quarter, increasing problem loans totals and the higher loss ratios still caused Management to estimate an allowance that was higher relative to total loans.  The impaired loans component of the allowance increased due to the increased balance of impaired loans.  Impaired loans were $449.2 million at June 30, 2010 versus $294.7 million at December 31, 2009, an increase of $154.5 million.

In the second quarter of 2009, in recognition of the continued elevated credit losses and the continued deterioration of the general economic environment, the Company reduced the number of quarters of historical loss rates utilized for estimating future credit losses to the most recent six quarters.  This change in methodology is further discussed in our 2009 Form 10-K on pages 58—60 and this explanation should be read in conjunction with this Form 10-Q.  The shortened timeframe in calculating the historical loss rates places more weight on the recent history of increased loan losses during 2009 and in the current quarter of 2010, which has resulted in a substantial increase in the allowance over the last 18 months.

A summary of the net charge-offs by loan type by quarter is as follows:

	2010		2009
	June 30,	March 31,	December 31,	September 30,	June 30,
	(dollars in thousands)
Real estate
Residential—1 to 4 family	$8,785	$6,628	$5,345	$6,410	$15,717
Commercial (1)	13,778	16,982	2,543	212	5,143
Construction	5,950	22,098	12,664	13,123	32,457
Home equity loans	2,519	3,154	1,419	2,239	3,421
Commercial loans	27,960	29,010	10,825	9,656	15,342
Consumer loans	2,179	4,242	328	2,440	2,413
Other loans	3,465	2,148	101	1,025	2,562

Net charge-offs relating to continuing operations	$64,636	$84,262	$33,225	$35,105	$77,055

(1)	Commercial real estate loans include multi-family residential real estate loans

Included in the net charge-offs are the partial write-downs due to declines in collateral values for non-performing loans which are secured by real estate in accordance with the accounting guidance for impaired loans.  During the first and second quarter of 2010, some of the impaired loans which had been utilizing a discounted cash flow approach in the valuation of impairment in past periods were re-assessed using the underlying collateral values due to the reliance on the collateral for repayment of the loan.  This change in methodology required additional charge-offs to write-down the loan to their estimated collateral values.  In addition, during the first quarter, Management established “A/B” note structures for a number of loans in which a note is restructured into performing and nonperforming portions.  The nonperforming portion, or “B” note, is charged-off.  The “A” portion remains classified as nonperforming until consistent payment performance has been demonstrated after which it may be reclassified to performing.  These restructurings caused additional charge-offs of $18.0 million during the first two quarters of 2010.  Another factor which impacted the increased charge-offs during the first quarter of 2010 was the charge-off of a large customer relationship which had approximately $10.0 million of unsecured commercial loans with us.

Management continues to view the economy as weak and remains cautious as it manages the loan portfolio through this economic cycle.  During 2010, the commercial real estate loan portfolio began to experience higher levels of net charge-offs due to collateral value declines and we have increased the ALLL for this weakening portfolio.  Despite some optimism that the economy will rebound in 2010, there may be ongoing weakness in our loan portfolios in future periods.  The State of California continues to experience elevated unemployment rates and cautious consumer and business spending which in return could impact the performance of our loan portfolio in future periods.

DEPOSITS

The following table summarizes the deposits.

	June 30, 2010	December 31, 2009	Change
			$	%
	(dollars in thousands)
Noninterest bearing deposits	$1,021,836	$1,076,916	$(55,080)	(5.1%	)
Interest bearing deposits:
NOW accounts	925,335	938,336	(13,001)	(1.4%	)
Money market deposit accounts	274,386	287,271	(12,885)	(4.5%	)
Other savings deposits	356,385	353,712	2,673	0.8%
Time certificates of $100,000 or more	1,433,564	1,494,203	(60,639)	(4.1%	)
Other time deposits	1,262,698	1,223,381	39,317	3.2%

Total deposits	$5,274,204	$5,373,819	$(99,615)	(1.9%	)

The Bank’s deposits of $5.27 billion as of June 30, 2010 have decreased by $99.6 million since December 31, 2009.  This decrease is mostly attributable to maturing brokered CDs which have not been replaced.

Although deposits have decreased by 1.9% since December 2009 and despite the Company’s losses recognized over the last six quarters, the Bank’s personnel has managed to maintain a significant amount of deposits through incentives provided to branch personnel to retain deposits and by offering some deposit promotions for certain new customer deposits.  The incentives and promotions have been part of normal business operations to assist with retaining deposits over the last year.

LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings were $1.12 billion at June 30, 2010, a decrease of $193.2 million, or 14.7% since December 31, 2009.  This decrease is mostly attributed to the repayment of long-term, high interest FHLB advances of $236.0 million in the first quarter of 2010 offset by new borrowings at lower rates to maintain additional liquidity to meet our commitments and customer needs.  In order to repay these advances prior to their maturity, an $864,000 prepayment penalty was paid in the first quarter of 2010.  This penalty is included within other noninterest expense.

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

The Company’s and PCBNA’s risk based capital ratios as of June 30, 2010 and December 31, 2009 were as follows:

	Total Capital	Tier 1 Capital	Risk Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
June 30, 2010
PCB (consolidated)	$397,950	$270,961	$4,466,143	$7,321,466	8.9%	6.1%	3.7%
PCBNA	421,581	294,999	4,433,194	7,325,673	9.5%	6.7%	4.0%

December 31, 2009
PCB (consolidated)	$549,363	$412,372	$5,282,952	$7,716,187	10.4%	7.8%	5.3%
PCBNA	561,674	425,032	5,254,687	7,720,560	10.7%	8.1%	5.5%
Minimum capital ratios required by the Consent Order					12.0%	N/A	9.0%
Well-capitalized ratios					10.0%	6.0%	5.0%
Adequately capital ratios					8.0%	4.0%	4.0%

The minimum capital ratios required to be considered “well capitalized” and “adequately capitalized” under generally applicable regulatory guidelines are included in the table above.  As of June 30, 2010, the Company (“PCB (consolidated)” in the table above) did not meet the minimum level for the Tier 1 leverage ratio to be considered “adequately capitalized,” or minimum level for the total risk-based capital ratio required to be considered “well capitalized” under generally applicable regulatory guidelines.  PCBNA did not meet the minimum level for the Tier 1 leverage ratio or the total risk-based capital ratio required to be considered “well capitalized.”

In addition, the Consent Order requires that the Bank achieve and thereafter maintain a minimum Tier 1 leverage ratio of 9.0% and a minimum total risk based capital ratio of 12.0% by September 8, 2010.  If the Bank fails to meet and maintain the higher minimum capital ratios specified in the Consent Order, the Consent Order requires that the Bank submit to the OCC, upon direction of the OCC in its sole discretion, a disposition plan that shall detail the proposal of the board of directors of the Bank to sell, merge or liquidate the Bank, which plan must be adopted and implemented by the board of directors of the Bank immediately upon direction of the OCC.  In the event the Bank is required to be sold, merged or liquidated in accordance with such a plan, the Company would likely suffer a complete loss of the value of its ownership interest in the Bank, and the Company subsequently may be exposed to significant claims by its shareholders as well as the FDIC and OCC.

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

Additional Capital

The Company must raise additional capital to meet the higher minimum capital levels that PCBNA is obligated to maintain under the Consent Order.  As indicated in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” the Company has announced that the Ford Investment is expected to close August 31, 2010, subject to regulatory approval and the satisfaction or waiver of certain other conditions.  Upon closing, the Ford Investment will provide an aggregate of $500 million in capital to the Company through direct purchases by Ford of common stock and Series C Preferred Stock.  Should the Ford Investment not be consummated, it is expected that the Company’s capital levels will decline further and it will need to raise more capital to satisfy its regulatory capital requirements.  The Company’s ability to raise additional capital depends on conditions in the capital markets, which are outside the Company’s control, and on the Company’s financial performance.  Accordingly, the Company cannot be certain of its ability to raise additional capital on acceptable terms, or at all.  If the Company cannot raise additional capital, its results of operations and financial condition could be materially and adversely affected, and it may be subject to further supervisory action.  See “Risk Factors—Regulatory Risk” and “Risk Factors—Minimum Capital Ratios.”  In addition, if the Company were to raise additional capital through the issuance of additional shares, its stock price could be adversely affected, depending on the terms of any shares it were to issue.

Dividends from the Bank

The principal source of funds from which the Company services its debt and pays its obligations and dividends is the receipt of dividends from the Bank.  The availability of dividends from the Bank is limited by various statutes and regulations.  As a result of the Consent Order and Written Agreement, both OCC and FRB approval are required before the Bank can pay dividends to the Company.  With the Bank unable to pay dividends to the Company, the Company in turn is not able to service its debt or pay dividends on its outstanding equity securities.  It is possible that the Company might also not be able to meet other payment obligations, which would adversely affect its business, financial condition, results of operations and prospects.

Deferral of Interest on Trust Preferred Securities and Suspension of Cash Dividends on Series B Preferred Stock

In the second quarter of 2009, the Company elected to defer regularly scheduled interest payments on its outstanding $69.4 million of junior subordinated notes relating to its trust preferred securities and to suspend cash dividend payments on its Series B Preferred Stock.  During the deferral period, interest will continue to accrue on the junior subordinated notes at the stated coupon rate, including the deferred interest, and the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or are junior to the junior subordinated notes.  At June 30, 2010, the Company has accrued but not paid $2.6 million of interest expense for the junior subordinated notes.  As a result of the Company’s deferral of interest on the junior subordinated notes, it is likely that the Company will not be able to raise funds through the offering of debt securities until the Company becomes current on those obligations or those obligations are restructured.  This deferral may also adversely affect the Company’s ability to obtain debt financing on commercially reasonable terms, or at all.  As a result, the Company will likely have greater difficulty in obtaining financing and, thus, will have fewer sources to enhance its capital and liquidity position.  In addition, if the Company defers interest payments on the junior subordinated notes for more than 20 consecutive quarters, the Company would be in default under the governing agreements for such notes and the amount due under such agreements would be immediately due and payable.

During the deferral period, cash dividends on the Series B Preferred Stock will accrue and compound on each subsequent payment date and the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock that ranks equally with or is junior to the Series B Preferred Stock.  At June 30, 2010, the Company has accrued and unpaid preferred stock dividends of $12.8 million.  If the Company misses six quarterly dividend payments on the Series B Preferred Stock, whether or not consecutive, the Treasury will have the right to appoint two directors to the Company’s board of directors until all accrued but unpaid dividends have been paid.

Dividends on Common Stock

In the second quarter of 2009, the Board of Directors elected to suspend the payment of cash dividends on its common stock to preserve capital and liquidity.  As a result of the Written Agreement, FRB approval will be required before the Company can resume paying cash dividends on its common stock.

Consequences of Failing to be Well Capitalized

As a result of the capital requirements in the Consent Order and the failure of the Bank at June 30, 2010 to meet the minimum ratios required to be classified as “well capitalized” under generally applicable regulatory guidelines, the Bank will not be able to issue brokered deposits as a source of funds.  A “well capitalized” institution may accept brokered deposits without restriction.  An “adequately capitalized” institution must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits.  In addition, certain interest-rate limits apply to the financial institution’s brokered and solicited deposits.  Although the Bank could seek permission from the FDIC to issue brokered deposits, the FDIC is likely to deny permission because the Bank’s Tier 1 leverage ratio is only at the level required to be “adequately capitalized” for regulatory purposes.  Other possible consequences of no longer being deemed to be a “well capitalized” institution include the potential for increases in borrowing costs and other adverse terms from the FHLB and other financial institutions and increases in FDIC insurance premiums.  In addition, certain interest-rate limits apply to the financial institution’s brokered and solicited deposits.  Such changes could have a material adverse effect on the Company’s results of operations, financial condition and business.

LIQUIDITY

Liquidity is the ability to effectively raise funds on a timely basis to meet cash needs of the Bank’s customers and the Company, such as to handle fluctuations in deposits, to provide for customers’ credit needs, or to take advantage of investment opportunities as they are presented in the market place.

The Company’s objective, managed through the Company’s Asset and Liability Committee (“ALCO”), is to ensure adequate liquidity at all times by maintaining adequate liquid assets, the ability to raise deposits and liabilities, and having access to additional funds via the capital markets.

Throughout 2009 and in 2010, maintaining liquidity has been a major focus of the Bank as traditional sources of liquidity were no longer available or significantly decreased due to the deterioration in the Company’s capital and financial condition.  As a risk management measure to compensate for this and other potential funding and liquidity changes in the future, Management developed and expanded its use of a twelve month rolling cash position analysis so that changes in liquidity sources and related needs could be identified and addressed well in advance of any issues or shortfalls.  At this time, no shortfalls have been identified for the foreseeable future, though results could change depending on industry conditions related to the credit markets and the Company’s own financial condition.

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

Short-term liquidity is the ability to raise funds on an overnight basis.  Sources of short-term liquidity include, but are not limited to, Federal funds, FHLB short-term advances, the Federal Reserve Bank Discount Window and repurchase agreements.  Currently, the Bank has no access to unsecured overnight Fed fund borrowings from other banks.  Because it has sufficient collateral placed with the FHLB and Federal Reserve Bank, it has access to overnight borrowing with these two institutions although there are restrictions on the amount that may be borrowed and, especially with the Federal Reserve Bank, with respect to the frequency and the number of consecutive days of borrowing.  This limited availability is the reason that the Bank has maintained a large balance of cash at the Federal Reserve Bank—it is the Bank’s policy to have sufficient cash on hand to cover all normal operating needs as well as cover most unusual cash outflows.

Intermediate liquidity is the ability to raise funds during the next few days through the next few months to meet cash obligations over those next few months.  Sources of intermediate liquidity include maturities or sales of securities, term repurchase agreements, brokered CDs and term advances from the FHLB.  The Company has $179.4 million in unpledged securities that could be sold or used as collateral for term repurchase agreements, but because of not being classified as “well-capitalized,” the Bank is prohibited from issuing brokered CDs.

Long-term liquidity is the ability to raise funds over the entire planning horizon to meet cash needs anticipated due to strategic balance sheet changes.  Long-term liquidity sources include: initiating special programs to increase core deposits in expanded market areas; reducing the size of securities portfolios; taking long-term advances with the FHLB; securitizing or selling loans; and accessing capital markets for the issuance of debt or equity.  Given the Bank’s current financial condition, it is prohibited from offering deposit rates that would be needed to substantially increase core deposit levels or enter new market areas.  The FHLB has limited the term of borrowings for the Bank to 12 months, and it is doubtful that the Company or the Bank could obtain other long term debt.

At June 30, 2010, the Bank had a total facility amount of $1.23 billion at the FHLB and unused borrowing capacity of $238.4 million.  As of that date it also had $339.4 million of unused borrowing capacity with the FRB.  As mentioned above, these facilities are not unrestricted commitments, and with the decline in the capital ratios noted in the prior section, Management expects that additional restrictions are likely to be imposed that may limit their use.  It is the anticipation of such restrictions that has led the Company to maintain a larger than normal amount of liquid assets on hand until the closing of the Ford Investment described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

Maturity of Liabilities

At June 30, 2010, the Bank had a total of $402.3 million of brokered CDs and $239.4 million of Certificate of Deposit Account Registry Service (“CDARs”) CDs which it would not be able to replace if it remains less than “well capitalized.” Of these amounts, $225.3 million matures in the third quarter of 2010, $25.9 million in the fourth quarter of 2010, and $254.3 million in 2011.  As of June 30, 2010, the Bank had a total of $908.4 million in advances owed to the FHLB.  Of these, $98.0 million is due in the third quarter of 2010, $8.0 million is due in the fourth quarter of 2010, and $347.3 million is due in 2011.

Of the $2.1 billion in retail or non-brokered CDs at June 30, 2010, $300 million will mature in the third quarter of 2010, $814 million will mature in the fourth quarter of 2011, and $729 million will mature in 2011.  Unlike the brokered CDs which may not be issued when the Bank is not classified as well-capitalized, at the option of the customer, the Bank may re-issue retail CDs when they mature within the constraints of the FDIC deposit rate cap.  With the exception of some of the CDs maturing in the fourth quarter of 2010 that were issued at relatively high rates in the fourth quarter of 2008 in a promotion intended to provide funding for the 2009 RAL season, the Bank expects that most of these maturing retail CDs will roll-over into new certificates.

Liquidity Ratio

As of June 30, 2010, liquid assets, consisting of cash and cash equivalents, unpledged investment securities from the trading and AFS portfolios and loans held for sale, totaled $1.58 billion.  The Company’s liquidity ratio, which is the ratio of liquid assets divided by short-term liabilities consisting of demand deposits, repurchase agreements and federal funds purchased, was 54.7% compared to 46.5% at December 31, 2009.

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

Credit Ratings

The Company’s liquidity is also impacted by the credit ratings assigned to the Company and the Bank by third party rating agencies.  On December 24, 2009, Moody’s downgraded the credit ratings of the Company from Caa1 to C and the long term deposits of the Bank from B1 to B3 with the financial strength rating being under review for a possible downgrade.  On December 24, 2009, DBRS downgraded their credit ratings for the Company from B to CCC and the deposits and senior debt of the Bank from BB to B with all ratings remaining under review with negative implications.  On February 1, 2010, DBRS downgraded the credit ratings for the Company from CCC to CC and the senior debt of the Bank from B to CCC (high).  On March 15, 2010, Moody’s downgraded the credit ratings of the Bank from E+ to E, long-term deposits from B3 to Caa1 and long-term other senior obligations from Caa3 to C.  On April 29, 2010, following the announcement of the execution of the Investment Agreement, Moody’s placed the long-term ratings of the Company and the Bank on review for possible upgrade.  On August 3, 2010, DBRS placed all ratings “under review with positive implications.”

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

The Company cannot operate risk-free and be profitable.  Instead, the process of risk definition and assessment allows the Company to select the appropriate level of risk for the anticipated level of reward and then decide on the steps necessary to manage this risk.  The key risk factors affecting the Company’s business are addressed in Item 1A, Risk Factors of the 2009 Form 10-K and in Item 1A, Risk Factors in this Form 10-Q.

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

INTEREST RATE SENSITIVITY

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

The economic value of equity (“EVE”) interest rate shock report for March 31 and June 30, 2010 is as follows:

EVE Summary

Assuming the entire yield curve was to instantaneously increase 200 basis points, the Company’s projected economic value of equity (EVE) at June 30, 2010 would increase by 120.0% from the base. At March 31, 2010 in the up 200 basis point scenario, the Company’s EVE was projected to increase by 55.5% from the base projection. In the down 200 basis point interest rate scenario, there is an assumption that the yield curve instantaneously decreases 200 basis points where possible. When points on the yield curve are currently less than 2 percent, the yield curve is assigned a floor of zero. Using this methodology and assuming the entire yield curve shifts down 200 basis points, the projected EVE at June 30, 2010 is forecasted to decrease by 116.4% from the base. At March 31, 2010 in the down 200 basis point scenario, the Company’s EVE was projected to decrease by 9.8% from the base projection. Note that in this current low rate environment the down 200 basis point rate scenario is no longer a parallel shock in the traditional sense. In a down rate shock the low funding yields hit their floors more quickly than higher asset yields resulting in abnormal spread compression. Compared to a normal down 200 basis point scenario the loss on the funding portfolio is magnified and the EVE declines faster. The current down 200 basis point results are not as comparable to historical results, and to some degree, the policy limit that assumes a parallel shock.

The net interest income (“NII”) interest rate shock report at quarters ended March 31 and June 30, 2010 is as follows:

NII Summary

Assuming the entire yield curve was to instantaneously increase 200 basis points, the projected net interest income for the next twelve months beginning July 1, 2010 would increase by 16.4% from the base projection. At March 31, 2010 in the up 200 basis point scenario, the Company’s projected net interest income for the twelve month period beginning April 1, 2010 would have increased by 26.4% from the base projection. The rates down 200 basis points scenario assumes the yield curve instantaneously decreases 200 basis points where possible. When the yield curve is less than 2 percent, the yield curve is assigned a floor of zero. Using this methodology and assuming the entire yield curve shifts down 200 basis points, the Company’s projected net interest income for the twelve month period beginning July 1, 2010 would decrease by 5.2%. At March 31, 2010 in the down 200 basis point scenario, the Company’s projected net interest income for the twelve month period beginning April 1, 2010 was projected to decrease by 14.5% from the base projection.

Responsiveness to Rate Changes

The following have contributed to the change between March 31, 2010 and June 30, 2010 in the responsiveness of the EVE and NII to changes in interest rates:

■	A lower earning asset size and smaller balance sheet;

■	Continued operating losses that reduce the equity base;

■	Higher utilization of rate floors in the company’s loan products.

The first two items increases the responsiveness of the EVE to changes in interest rates because they reduce the denominator (equity) in the EVE calculation as opposed to net asset value change from base.

The increased utilization of rate floors has already favorably impacted the company’s NII, and EVE, and will protect the company further in extreme down rate environments. As noted above the current low interest rate environment does not allow for a strictly parallel down 200 basis point rate shift. Generally the yields on liabilities will encounter floors before their associated discount rates or the yields on earning assets. This results in unusual spread compression that can have an unfavorable impact on margin and value. The down rate scenario is not comparable to previous analyses and the policy where rates were assumed to fall the full amount of the shock.

Because of the lower base projection NII and EVE all dollar sensitivities due to interest rate changes are magnified in terms of percentages. The same dollar change up or down in economic value of equity or net interest income represents a larger percentage of a smaller base net interest income amount. Secondly, in this extraordinarily low interest rate environment the likelihood of a significant further decline in interest rates is very low, much less a decline of 200 basis points. Because the amount of negative impact to EVE from a 200 basis point drop exceeds the Company’s policy limit, Management has carefully considered the risk of this position and is monitoring it, but does not believe that immediate corrective action is required.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report and as a result of the material weakness in our internal controls described below; our disclosure controls and procedures were not effective as of June 30, 2010.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was determined to exist as of March 31, 2010 by Management when additional commercial credit-related accounting entries were identified after the Company had publicly reported its unaudited interim financial results for the quarter. These entries had a net impact of $3.1 million in additional loss for the quarter and resulted in a restatement of the March 31, 2010 Call Report filed with the FDIC. Management had previously identified certain control deficiencies in the Bank’s credit administration, over the commercial lending activities, including timely identification of charge-offs and loan risk grading accuracy, and documentation of troubled debt restructurings as of December 31, 2009 and concluded such deficiencies, in the aggregate, represented significant deficiencies in internal control over financial reporting. Management concluded the late recording of the material adjustment as of March 31, 2010 and the restatement of the March 31, 2010 Call Report provided evidence that these credit administration related deficiencies, in the aggregate, should be categorized as a material weakness in internal control as of March 31, 2010.

During the second quarter of 2010, Management has designed new controls to remediate deficiencies in credit administration. Programs addressing risk rating accuracy, loan portfolio and problem asset management are being implemented. Management anticipates evaluating and testing the operating effectiveness of the new controls throughout 2010.

Changes in internal control over financial reporting

With the exception of the item described above, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes that these deficiencies can be remediated prior to December 31, 2010.

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

AFS: Available for sale.

ALLL: Allowance for loan and lease losses.

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

CCB: Commercial & Community Banking

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

Moody’s : Moody’s Financial Services

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

Minimum Capital Ratios

Under the terms of the Consent Order, the Bank must achieve and thereafter maintain a minimum Tier 1 leverage ratio of 9.0% and a minimum total risk based capital ratio of 12.0% by September 8, 2010.  As of June 30, 2010, the Bank’s Tier 1 leverage ratio was 4.0% and the Bank’s total risk based capital ratio was 9.5%.  If the Bank fails to meet and maintain the higher minimum capital ratios specified in the Consent Order, the Consent Order requires that the Bank submit to the OCC, upon direction of the OCC in its sole discretion, a disposition plan that shall detail the proposal of the board of directors of the Bank to sell, merge or liquidate the Bank, which plan must be adopted and implemented by the board of directors of the Bank immediately upon direction of the OCC.  In the event the Bank is required to be sold, merged or liquidated in accordance with such a plan, the Company would likely suffer a complete loss of the value of its ownership interest in the Bank, and the Company subsequently may be exposed to significant claims by its shareholders as well as the FDIC and OCC.

Change in Capital Classification

As a result of the capital requirements in the Consent Order and the failure of the Bank at June 30, 2010 to meet the minimum ratios required to be classified as “well capitalized” under generally applicable regulatory guidelines, the Bank might not be able to use brokered deposits as a source of funds.  A “well capitalized” institution may accept brokered deposits without restriction.  An “adequately capitalized” institution must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits.  In addition, certain interest-rate limits apply to the financial institution’s brokered and solicited deposits.  Although an institution could seek permission from the FDIC to accept brokered deposits if it were no longer considered to be “well capitalized,” the FDIC may deny permission, or may permit the institution to accept fewer brokered deposits than the level considered desirable.  If the Bank’s level of deposits were to be reduced, either by the lack of a full brokered deposit waiver or by the interest rate limits on brokered or solicited deposits, Management anticipates that the Bank would reduce its assets and, most likely, curtail its lending activities.  Other possible consequences of no longer being deemed to be a “well capitalized” institution include the potential for increases in borrowing costs and terms from the FHLB and other financial institutions and increases in FDIC insurance premiums.  Such changes could have a material adverse effect on the Company’s results of operations, financial condition and business.

Investment and Treasury Exchange Subject to Conditions

The Ford Investment contemplated by the Investment Agreement and the Treasury Exchange contemplated by the Exchange Agreement are subject to numerous conditions, many of which are outside of our control and might not be fulfilled.  Both the Ford Investment and the Treasury Exchange will be conditioned upon each other and other closing conditions.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for a detailed discussion of the terms and conditions of the Ford Investment and the Treasury Exchange.  The Investment Agreement may be terminated in the event that the closing does not occur on or before October 26, 2010 and the Exchange Agreement may be terminated in the event that the closing does not occur on or before November 23, 2010; however, we cannot assure you that the Ford Investment and the Treasury Exchange will close in the near term or at all.  If we fail to consummate the Ford Investment and the Treasury Exchange or otherwise fail to raise sufficient capital, our ability to continue as a going concern would be in doubt and we may file for bankruptcy and/or the Bank may be closed by the OCC and placed into FDIC receivership.  Even if we were to consummate the Ford Investment and the Treasury Exchange, we may need to raise additional capital and there can be no assurance that we would be able to do so in the amounts required and in a timely manner, or at all.  Failure to raise sufficient capital could subject us to further regulatory restrictions or penalties.

Dilution Resulting from Ford Investment and Treasury Exchange

The Ford Investment and the Treasury Exchange will involve the issuance of a substantial number of shares of our common stock and other securities convertible into common stock.  If the Ford Investment and the Treasury Exchange are completed, current shareholders will have no more than a minimal stake in the Company.  As a result of the sale of such a large number of shares of our equity securities, the market price of our common stock could decline.

Even after the completion of the Ford Investment and the Treasury Exchange, we may decide to raise additional funds through public or private debt or equity financings for a number of reasons, including in response to regulatory or other requirements to meet our liquidity and capital needs, to finance our operations and business strategy or for other reasons.  If we raise funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our existing shareholders will further be reduced, the new equity securities may have rights, preferences and privileges superior to those of our common stock, and the market of our common stock could decline.

Continued Regulatory Scrutiny

Even if we complete the Ford Investment and the Treasury Exchange, we cannot assure you whether or when the Written Agreement and the Consent Order will be lifted or terminated.  Even if they are lifted or terminated in whole or in part, we may still be subject to supervisory enforcement actions that restrict our activities.  For additional information, see “Risk Factors—Regulatory Risk.”

Controlling Shareholder

Upon completion of the Ford Investment and Treasury Exchange, and before accounting for any stock that may subsequently be issued pursuant to the terms of the Investment Agreement, it is expected that Ford will own approximately 86% of our outstanding common stock on an as-converted basis, and will have two representatives on our board of directors. Accordingly, Ford will have a controlling influence over the election of directors to our board and over corporate policy, including decisions to enter into mergers or other extraordinary transactions. In pursuing its economic interests, Ford may make decisions with respect to fundamental corporate transactions which may be different than the decisions of other shareholders.

NASDAQ Corporate Governance Requirements

Our common stock is currently listed on The NASDAQ Global Select Market.  NASDAQ generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions.  However, under the rules applicable to NASDAQ, if another company owns more than 50% of the voting power of a listed company, that company is considered a “controlled company” and exempt from rules relating to independence of the board of directors and the compensation and nominating committees.  If the Ford Investment is completed, we will be a controlled company because Ford will beneficially own more than 50% of our outstanding voting stock.  Accordingly, we would be exempt from certain corporate governance requirements and our shareholders may not have all the protections that these rules are intended to provide.

Alternative Proposals

Until such time as the transactions contemplated by the Investment Agreement are consummated or the Investment Agreement is terminated, the Company and the Bank are prohibited from initiating, soliciting, facilitating or encouraging any inquiries or proposals that may lead to a proposal or offer with respect to a merger or other business combination involving the Company or the Bank or the purchase of 10% or more of the total voting power of any class of equity securities of the Company of the Bank or 10% or more of the consolidated total assets of the Company or the Bank with any person other than Ford.  In addition, the Company has agreed to pay a termination fee of $20,000,000 to Ford under certain specified circumstances.  These provisions could discourage other companies or individuals from trying to acquire or invest in the Company or the Bank even though those other companies or individuals might be willing to offer greater value to the Company’s shareholders than Ford has agreed to pay pursuant to the Investment Agreement.

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

The Company’s Board of Directors has not declared a dividend on the Series B Preferred Stock since the first quarter of 2009. As of June 30, 2010, unpaid cumulative dividends on the Series B Preferred Stock was $12.8 million.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

As required by the terms of the Exchange Agreement, on August 9, 2010, the Company’s Board of Directors approved an amendment to Section 3.2.1 of the Company’s bylaws (as amended, the “Amended and Restated Bylaws”) to provide that the authorized number of directors will automatically be increased by two in the event dividends payable on the Series D Preferred Stock have not been paid for the equivalent of six or more quarters, whether or not consecutive.

Specifically, the section now reads in its entirety as follows:

“3.2.1 Authorized Number. The number of directors who may be authorized to serve on the Board of Directors of the Corporation shall be no less than nine (9) nor more than seventeen (17). The exact number of authorized directors shall be established by resolution adopted by the Board of Directors. Notwithstanding anything in these bylaws to the contrary, for so long as the Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Designated Preferred Stock”) is outstanding: (i) whenever, at any time or times, dividends payable on the shares of Designated Preferred Stock have not been paid for an aggregate of six quarterly Dividend Periods (as defined in the Certificate of Determination for the Designated Preferred Stock) or more, whether or not consecutive, the authorized number of directors shall automatically be increased by two (but shall in no event be increased to a number of directors that is greater than the maximum number of directors set forth in Section 3.2.1 of these bylaws); and (ii) this sentence may not be modified, amended or repealed by the board of directors (or any committee thereof) or without the affirmative vote and approval of (x) the stockholders and (y) the holders of at least a majority of the shares of Designated Preferred Stock outstanding at the time of such vote and approval. Notwithstanding anything in these bylaws to the contrary, for so long as the Series D Fixed Rate Cumulative Mandatorily Convertible Preferred Stock (the “Capital Securities”) is outstanding: (i) whenever, at any time or times, dividends payable on the shares of Capital Securities have not been paid for an aggregate of six quarterly Dividend Periods (as defined in the Certificate of Determination for the Capital Securities) or more, whether or not consecutive, the authorized number of directors shall automatically be increased by two (but shall in no event be increased to a number of directors that is greater than the maximum number of directors set forth in Section 3.2.1 of these bylaws); and (ii) this sentence may not be modified, amended or repealed by the board of directors (or any committee thereof) or without the affirmative vote and approval of (x) the stockholders and (y) the holders of at least a majority of the shares of Capital Securities outstanding at the time of such vote and approval.”

The Amended and Restated Bylaws also include other technical and conforming changes.  The foregoing summary is qualified in its entirety by reference to the full Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.2	Amended and Restated Bylaws of Pacific Capital Bancorp effective August 9, 2010*

10.1	Investment Agreement, dated April 29, 2010, among Pacific Capital Bancorp, Pacific Capital Bank, National Association and SB Acquisition Company LLC (1)

10.2	Exhibits to Investment Agreement, dated April 29, 2010, among Pacific Capital Bancorp, Pacific Capital Bank, National Association and SB Acquisition Company LLC (2)

10.3	Exchange Agreement, dated July 26, 2010, by and between Pacific Capital Bancorp and the United States Department of the Treasury (3)

10.4	Annex A to the Exchange Agreement, dated as of July 26, 2010, by and between Pacific Capital Bancorp and the United States Department of the Treasury—Form of Warrant (4)

10.5	Annex B to the Exchange Agreement, dated as of July 26, 2010, by and between Pacific Capital Bancorp and the United States Department of the Treasury—Form of New Certificate of Determination (5)

10.6	Written Agreement dated May 11, 2010, by and between Pacific Capital Bancorp and the Federal Reserve Bank of San Francisco (6)

10.7	Consent Order dated May 11, 2010, issued by the Comptroller of the Currency in the matter of Pacific Capital Bank, National Association (7)

10.8	Stipulation and Consent to the Issuance of a Consent Order dated May 10, 2010, by and between the Comptroller of the Currency and Pacific Capital Bank, National Association (8)

31.	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.1	Certification of George S. Leis *

	31.2	Certification of Mark K. Olson *

32.	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	32.1	Certification of George S. Leis and Mark K. Olson *

Shareholders may obtain a copy of any exhibit by writing to:

Carol Zepke, Corporate Secretary

Pacific Capital Bancorp

P.O. Box 60839

Santa Barbara, CA 93160

*	Filed herewith.

The Exhibits listed below are incorporated by reference from the specified filing.

(1)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed May 4, 2010.
(2)	Filed as Exhibit 10.2 to the Current Report on Form 8-K of Pacific Capital Bancorp filed May 4, 2010.
(3)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed July 27, 2010.
(4)	Filed as Exhibit 10.2 to the Current Report on Form 8-K of Pacific Capital Bancorp filed July 27, 2010.
(5)	Filed as Exhibit 10.3 to the Current Report on Form 8-K of Pacific Capital Bancorp filed July 27, 2010.
(6)	Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended March 31, 2010.
(7)	Filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended March 31, 2010.
(8)	Filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ George S. Leis	August 9, 2010
George S. Leis President and Chief Executive Officer

/s/ Mark K. Olson	August 9, 2010
Mark K. Olson Executive Vice President and Chief Financial Officer