Form 10-K/A
period 2009-12-31
PACIFIC CAPITAL BANCORP /CA/
filed 2010-09-17
CIK 357264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

COMMISSION FILE NUMBER 0-11113

(Exact Name of Registrant as Specified in its Charter)

California	95-3673456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 East Carrillo Street, 2nd Floor Santa Barbara, California	93101
(Address of principal executive offices)	(Zip Code)

(805) 564-6405

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

2

Explanatory Note

Pacific Capital Bancorp (the “Company”) is filing this Form 10-K/A (Amendment No. 2) (this “Amendment”) to amend Item 15 of Part IV of its Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “Commission”) on March 12, 2010, as amended by Form 10-K/A (Amendment No. 1), as filed with the Commission on March 16, 2010 (as amended, the “Form 10-K”). This Amendment is being filed solely for the purpose of including the certifications of the Chief Executive Officer and Chief Financial Officer required under Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended.

Except for the inclusion of the certifications described above, the information contained in the Form 10-K is not amended hereby and shall be as set forth in the Form 10-K. This Amendment continues to speak as of the filing date of the original Form 10-K on March 12, 2010, and the Company has not updated the disclosure in this Amendment to speak to any later date. Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

3

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS

The listing of financial statements required by this item is set forth in the index under Item 8 of this Annual Report on Form 10-K.

	2.	FINANCIAL STATEMENT SCHEDULES

The listing of supplementary financial statement schedules required by this item is set forth in the index under Item 8 of this Annual Report on Form 10-K.

	3.	EXHIBITS

The listing of exhibits required by this item is set forth in the Exhibit Index of this Annual Report on Form 10-K, which Exhibit Index indicates each exhibit that is a management contract or compensatory plan or arrangement.

(b)	EXHIBITS

See exhibits listed in “Exhibit Index” of this Annual Report on Form 10-K.

(c)	FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Capital Bancorp

By	/S/ MARK K. OLSON	September 17, 2010
	Mark K. Olson	Date
Executive Vice President and Chief Financial Officer

5

EXHIBIT INDEX

Exhibit Number	Description*

3.1	Certificate of Restatement of Articles of Incorporation of Pacific Capital Bancorp filed with the Secretary of State of California on June 10, 2005. (1)

3.2	Certificate of Amendment of Articles of Incorporation of Pacific Capital Bancorp filed with the Secretary of State of California on August 8, 2005. (2)

3.3	Certificate of Amendment of Articles of Incorporation of Pacific Capital Bancorp filed with the Secretary of State of California on October 5, 2009. (3)

3.4	Certificate of Determination of Preferences of Series B Fixed Rate Cumulative Perpetual Preferred Stock of Pacific Capital Bancorp filed with the Secretary of State of California on November 20, 2008. (4)

3.5	Amended and Restated Bylaws of Pacific Capital Bancorp effective November 20, 2008. (5)

4.1	Amended and Restated Stockholders Rights Agreement, dated as of April 22, 2003, between Pacific Capital Bancorp and Mellon Investor Services LLC, as Rights Agent. (6)

Note: No long-term debt instruments issued by the Company or any of its consolidated subsidiaries exceeds 10% of the consolidated total assets of the Company and its subsidiaries. In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K, the Company will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

4.2	Warrant to Purchase Common Stock. (7)

10.1	Pacific Capital Bancorp 2002 Stock Plan, as amended and restated as of December 12, 2006. (8) x

	10.1.1	Form of Restricted Stock Agreement for Employees for the Pacific Capital Bancorp 2002 Stock Plan (9) x

	10.1.2	Form of Stock Option Agreement for Employees for the Pacific Capital Bancorp 2002 Stock Plan. (10) x

	10.1.3	Form of Restricted Reload Stock Option Agreement for Employees for the Pacific Capital Bancorp 2002 Stock Plan. (11) x

10.2	Pacific Capital Bancorp Directors Stock Option Plan. (12) x

10.3	Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan, effective as of January 1, 2001. (13) x

	10.3.1	First Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan, effective as of January 1, 2002. (14) x

	10.3.2	Second Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan, effective as of May 1, 2003. (15) x

	10.3.3	Third Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan, effective as of January 1, 2004. (16) x

	10.3.4	Addendum Incorporating EGTRRA Compliance Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan, effective as of January 1, 2002. (17) x

Exhibit Number	Description*

	10.3.5	Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan, effective as of January 1, 2007. (18) x

	10.3.6	Amendment to Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan, effective as of January 1, 2009. (19) x

10.4	Pacific Capital Bancorp Employee Stock Ownership Plan and Trust, as amended and restated effective as of January 1, 2001. (20) x

	10.4.1	First Amendment to Pacific Capital Bancorp Amended and Restated Employee Stock Ownership Plan and Trust, effective as of January 1, 2005. (21) x

	10.4.2	Addendum Incorporating EGTRRA Compliance Amendment to Pacific Capital Bancorp Employee Stock Ownership Plan and Trust, effective as of January 1, 2002. (22) x

	10.4.3	Amendment to Pacific Capital Bancorp Employee Stock Ownership Plan and Trust, effective as of January 1, 2008. (23) x

10.5	Pacific Capital Bancorp 1998 Amended and Restated Key Employee Retiree Health Plan dated December 30, 1998. (24) x

10.6	Pacific Capital Bancorp 1998 Amended and Restated Retiree Health Plan (Non-Key Employees) dated December 30, 1998, as amended and restated May 25, 2006. (25) x

10.7	Trust Agreement of Santa Barbara Bank & Trust Voluntary Employees’ Beneficiary Association, effective as of December 29, 1992. (26)

	10.7.1	First Amendment to Trust Agreement of Santa Barbara Bank & Trust Voluntary Beneficiary Association, effective as of December 29, 1992. (27) x

10.8	Pacific Capital Bancorp Amended and Restated 1996 Directors Stock Plan, as amended July 21, 2004. (28) x

	10.8.1	Form of Directors Stock Option Agreement for the Pacific Capital Bancorp Amended and Restated 1996 Directors Stock Plan. (29) x

	10.8.2	Form of Directors Reload Stock Option Agreement for the Pacific Capital Bancorp Amended and Restated 1996 Directors Stock Plan. (30) x

10.9	Pacific Capital Bancorp Management Retention Plan effective February 13, 2008. (31) x

10.10	Pacific Capital Bancorp First Amended and Restated Deferred Compensation Plan dated October 1, 2000. (32) x

	10.10.1	First Amended and Restated Trust Agreement under Pacific Capital Bancorp Deferred Compensation Plan, dated October 1, 2000. (33) x

10.11	Pacific Capital Bancorp Summary of Non-Employee Director Compensation, effective July 1, 2007. (34) x

10.12	Pacific Capital Bancorp Deferred Compensation Plan, effective January 1, 2005. (35) x

Exhibit Number	Description*

10.13	Amended and Restated Executive Salary Continuation Benefits Agreement dated as of September 23, 1997, by and between Clayton C. Larson and Pacific Capital Bancorp. (36) x

10.14	Pacific Capital Bancorp 2005 Directors Stock Plan. (37) x

	10.14.1	Form of Directors’ Stock Option Agreement for the Pacific Capital Bancorp 2005 Directors Stock Plan. (38) x

	10.14.2	Form of Directors’ Restricted Stock Agreement for the Pacific Capital Bancorp 2005 Directors Stock Plan. (39) x

10.15	Employment Agreement dated March 29, 2007, by and among Pacific Capital Bancorp, Pacific Capital Bank, N.A. and George S. Leis. (40) x

	10.15.1	First Amendment to Employment Agreement dated February 13, 2008, by and among Pacific Capital Bancorp, Pacific Capital Bank, N.A. and George S. Leis. (41) x

10.16	Performance-Based Annual Incentive Compensation Plan dated August 2007, as amended and restated as of July 2009. (42) x

10.17	Pacific Capital Bancorp 2008 Equity Incentive Plan. (43) x

	10.17.1	Form of Notice of Grant and Restricted Stock Agreement for Non-employee Directors for the Pacific Capital Bancorp 2008 Equity Incentive Plan. (44) x

	10.17.2	Form of Notice of Grant and Restricted Stock Agreement for the Pacific Capital Bancorp 2008 Equity Incentive Plan. (45) x

10.18	Letter Agreement dated as of November 21, 2008, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between the United States Department of the Treasury and Pacific Capital Bancorp. (46)

10.19	Additional Letter Agreement dated as of November 21, 2008, by and between the United States Department of the Treasury and Pacific Capital Bancorp. (47)

10.20	Form of Consent, dated as of November 21, 2008, executed by each of Messrs. George S. Leis, Stephen V. Masterson, Frederick W. Clough, Clayton C. Larson, Donald Toussaint, and Bradley S. Cowie. (48) x

10.21	Form of Waiver, dated as of November 21, 2008, executed by each of Messrs. George S. Leis, Stephen V. Masterson, Frederick W. Clough, Clayton C. Larson, Donald Toussaint, and Bradley S. Cowie. (49)

10.22	Form of Consent, dated as of February 27, 2009, executed by each of Messrs. George S. Leis, Stephen V. Masterson, Frederick W. Clough, Clayton C. Larson, Donald Toussaint, and Bradley S. Cowie. (50) x

21.	Subsidiaries of the registrant. (51)

23.1	Consent of Ernst & Young LLP with respect to financial statements of the Registrant. (52)

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification of Carl B. Webb. **

	31.2	Certification of Mark K. Olson. **

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description*

	32.1	Certification of George S. Leis and Donald Lafler. (53)

99.	Certifications pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended.

	99.1	Certification of George S. Leis. **

	99.2	Certification of Donald Lafler. **

Shareholders may obtain a copy of any exhibit by writing to:

Carol Zepke, Corporate Secretary

Pacific Capital Bancorp

P.O. Box 60839

Santa Barbara, CA 93160

*	Effective December 30, 1998, Santa Barbara Bancorp and Pacific Capital Bancorp merged and contemporaneously with effectiveness of the merger, Santa Barbara Bancorp, the surviving entity, changed its corporate name to Pacific Capital Bancorp. Documents identified as filed by Santa Barbara Bancorp prior to December 30, 1998 were filed by Santa Barbara Bancorp (File 0-11113). Documents identified as filed by Pacific Capital Bancorp prior to December 30, 1998 were filed by Pacific Capital Bancorp as it existed prior to the merger (File No. 0-13528).
**	Filed herewith.
x	Indicates management contract or compensatory plan or arrangement

The Exhibits listed below are incorporated by reference from the specified filing.

(1)	Filed as Exhibit 3(i)(b) to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed on June 17, 2005.
(2)	Filed as Exhibit 3(i)(b) to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended September 30, 2005.
(3)	Filed as Exhibit 3.3 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2009 that was previously filed on March 12, 2010.
(4)	Filed as Exhibit 3.1 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed on November 26, 2008.
(5)	Filed as Exhibit 3.2 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed on November 26, 2008.
(6)	Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-11113) for the fiscal quarter ended March 31, 2003.
(7)	Filed as Exhibit 4.2 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed on November 26, 2008.
(8)	Filed as Exhibit 10.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2009 that was previously filed on March 12, 2010.
(9)	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-01113) for the fiscal quarter ended June 30, 2008.
(10)	Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-01113) for the fiscal quarter ended June 30, 2008.
(11)	Filed as Exhibit 10.1.3 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2009 that was previously filed on March 12, 2010.
(12)	Filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Santa Barbara Bancorp (Registration No. 33-48724) filed on June 22, 1992.
(13)	Filed as Exhibit 10.1.3 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.
(14)	Filed as Exhibit 10.1.3.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.
(15)	Filed as Exhibit 10.3.2 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2009 that was previously filed on March 12, 2010.

(16)	Filed as Exhibit 10.1.3.3 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.
(17)	Filed as Exhibit 10.1.3.4 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.
(18)	Filed as Exhibit 10.3.5 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 2008.
(19)	Filed as Exhibit 10.3.6 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 2008.
(20)	Filed as Exhibit 10.1.4 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.
(21)	Filed as Exhibit 10.4.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2008.
(22)	Filed as Exhibit 10.1.4.2 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.
(23)	Filed as Exhibit 10.4.3 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 2008.
(24)	Filed as Exhibit 10.1.5 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.
(25)	Filed as Exhibit 10.6.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2006.
(26)	Filed as Exhibit 10.1.8 to the Annual Report on Form 10-K of Santa Barbara Bancorp (File No. 0-11113) for the fiscal year ended December 31, 1997.
(27)	Filed as Exhibit 10.1.13 to the Annual Report on Form 10-K of Santa Barbara Bancorp (File No. 0-11113) for fiscal year ended December 31, 1995.
(28)	Filed as Exhibit 10.1.8 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.
(29)	Filed as Exhibit 10.8.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2009 that was previously filed on March 12, 2010.
(30)	Filed as Exhibit 10.1.8.2 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.
(31)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed February 20, 2008.
(32)	Filed as Exhibit 10.1.13 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.
(33)	Filed as Exhibit 10.1.13.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2004.
(34)	Filed as Exhibit 99.1 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed September 25, 2007.
(35)	Filed as Exhibit 10.1.15 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 2005.
(36)	Filed as Exhibit 10.14 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 2006.
(37)	Filed as Addendum B to the Definitive Proxy Statement on Schedule 14A of Pacific Capital Bancorp (File No. 0-11113) filed April 21, 2005.
(38)	Filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Pacific Capital Bancorp (Registration No. 333-127982) filed on August 31, 2005.
(39)	Filed as Exhibit 4.3 to the Registration Statement on Form S-8 of Pacific Capital Bancorp (Registration No. 333-127982) filed on August 31, 2005.
(40)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed March 30, 2007.
(41)	Filed as Exhibit 10.2 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed February 20, 2008.
(42)	Filed as Exhibit 10.16 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2009 that was previously filed on March 12, 2010.
(43)	Filed as Exhibit A to the Definitive Proxy Statement on Schedule 14A of Pacific Capital Bancorp (File No. 0-11113) filed March 19, 2008.
(44)	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp (File No. 0-01113) for the fiscal quarter ended June 30, 2008.
(45)	Filed as Exhibit 10.24.2 to Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 2008.

(46)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed November 26, 2008.
(47)	Filed as Exhibit 10.2 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed November 26, 2008.
(48)	Filed as Exhibit 10.3 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed November 26, 2008.
(49)	Filed as Exhibit 10.4 to the Current Report on Form 8-K of Pacific Capital Bancorp (File No. 0-11113) filed November 26, 2008.
(50)	Filed as Exhibit 10.29 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-11113) for the fiscal year ended December 31, 2008.
(51)	Filed as Exhibit 21 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2009 that was previously filed on March 12, 2010.
(52)	Filed as Exhibit 23.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2009 that was previously filed on March 12, 2010.
(53)	Filed as Exhibit 32.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp (File No. 0-01113) for the fiscal year ended December 31, 2009 that was previously filed on March 12, 2010.