Form 10-Q
period 2010-09-30
PACIFIC CAPITAL BANCORP /CA/
filed 2010-11-09
CIK 357264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

    Yes  ☐    No  ☒

Number of shares of common stock of the registrant outstanding as of October 29, 2010: 2,908,039,064

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Pacific Capital Bancorp (the “Company” or “PCB”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions.  All statements, other than statements of historical fact, are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, acquisition and divestiture opportunities, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing.  Words such as “will likely result,” “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements.

Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  The Company’s actual results may differ materially from those contemplated by the forward-looking statements.  The Company cautions you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

■

inability to continuously satisfy the higher minimum capital ratios that Pacific Capital Bank, N.A. (the “Bank” or “PCBNA”) is required to maintain pursuant to the Operating Agreement dated September 2, 2010 (the “Operating Agreement”) by and between the Bank and the Office of the Comptroller of the Currency (the “OCC”);

■

the effect of other requirements of the Operating Agreement and the requirements of the Consent Order issued by the OCC on May 11, 2010 (as modified, the “Consent Order”) and the Written Agreement dated May 11, 2010 (“Written Agreement”), by and between the Company and the Federal Reserve Bank of San Francisco (“FRB”), and any further regulatory actions;

■	inability to generate assets on acceptable terms or at all;

■	management’s ability to effectively execute the Company’s business plan;

■	inability to raise additional capital, if and when necessary, on acceptable terms or at all;

■	inability to receive dividends from the Bank;

■

costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;

■	changes in capital classification;

■	the impact of current economic conditions and the Company’s results of operations on its ability to borrow additional funds to meet its liquidity needs;

■	local, regional, national and international economic conditions and events and the impact they may have on the Company and its customers;

■	changes in the economy affecting real estate values;

■	inability to attract and retain deposits;

■	changes in the level of non-performing assets and charge-offs;

■	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

■	changes in the financial performance and/or condition of the Bank’s borrowers;

■	effect of additional provision for loan losses;

■	long-term negative trends in the Company’s market capitalization;

■	continued listing of the Company’s common stock on The NASDAQ Global Select Market;

■	effects of any changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

■	inflation, interest rate, cost of funds, securities market and monetary fluctuations;

■	political instability;

■	acts of war or terrorism, natural disasters such as earthquakes or fires, or the effects of pandemic flu;

■	the timely development and acceptance of new products and services and perceived overall value of these products and services by users;

■	changes in consumer spending, borrowings and savings habits;

■	technological changes, including the implementation of new systems;

■	changes in the Company’s organization, management, compensation and benefit plans;

■	competitive pressures from other financial institutions;

■	continued consolidation in the financial services industry;

■	inability to maintain or increase market share and control expenses;

■	impact of reputational risk on such matters as business generation and retention, funding and liquidity;

■	rating agency downgrades;

■	continued volatility in the credit and equity markets and its effect on the general economy;

■

effect of changes in laws and regulations (including enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and other changes in laws concerning banking, taxes and securities) with which the Company and its subsidiaries must comply;

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

Purpose and Definition of Terms

This Form 10-Q includes executive management’s (“Management”) insight of the Company’s financial condition and results of operations of Pacific Capital Bancorp (“PCB”) and its subsidiaries.  Unless otherwise stated, “the Company” refers to the consolidated entity, Pacific Capital Bancorp, while “the Bank” refers to Pacific Capital Bank, N.A.

This Form 10-Q should be read with reference to the 2009 Form 10-K and with reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 5, 2010 (“Discontinued Operations 8-K”).  The financial statements included in the Discontinued Operations 8-K recast the Company’s Consolidated Financial Statements for all periods presented in certain sections of the 2009 Form 10-K to present the Company’s Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs as a discontinued operation because they were sold January 14, 2010.  This recasting did not represent a restatement of previously issued financial statements and had no effect on the Company’s reported net loss or net loss applicable to common shareholders’ for any of the periods presented.

Terms and acronyms used throughout this document are defined in the glossary on pages 92 through 94.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands)

	Successor Company	Predecessor Company
	September 30, 2010 (unaudited)	December 31, 2009
Assets
Cash and due from banks	$49,741	$45,593
Interest bearing demand deposits in other financial institutions	844,919	878,823

Cash and cash equivalents	894,660	924,416
Trading assets	—	5,403
Investment securities	869,074	1,153,687
Loans:
Loans held for sale	25,570	19,211
Loans held for investment	3,948,217	5,166,431
Allowance for loan and lease losses	(55)	(272,852)

Net loans	3,973,732	4,912,790
Premises and equipment, net	74,904	71,934
Goodwill and other intangible assets	99,418	9,289
Other assets	383,381	389,478
Assets from discontinued operations	—	75,258

Total assets	$6,295,169	$7,542,255

Liabilities
Deposits:
Noninterest bearing	$1,105,773	$1,076,916
Interest bearing	4,055,008	4,296,903

Total deposits	5,160,781	5,373,819
Securities sold under agreements to repurchase and Federal funds purchased	325,143	322,131
Long-term debt and other borrowings	121,516	1,311,828
Other liabilities	110,242	94,616
Liabilities from discontinued operations	—	75,258

Total liabilities	5,717,682	7,177,652
Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock—no par value; $1,000 per share stated value; 1,000 authorized, 181 issued and outstanding at December 31, 2009	—	176,742
Common stock—no par value; 5,000,000 authorized; 2,908,038 shares issued and outstanding at September 30, 2010 and 46,741 at December 31, 2009	574,024	135,575
Retained earnings	4,958	37,934
Cumulative other comprehensive (loss)/income	(1,495)	14,352

Total shareholders’ equity	577,487	364,603

Total liabilities and shareholders’ equity	$6,295,169	$7,542,255

The accompanying notes are an integral part of these statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars and shares in thousands)

	Successor Company	Predecessor Company
	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest income
Loans	$20,382	$38,971	$166,581	$75,691	$232,142
Trading assets	—	19	143	374	5,061
Investment securities	1,529	4,660	20,052	9,909	32,838
Other	193	538	2,241	426	1,077

Total interest income	22,104	44,188	189,017	86,400	271,118

Interest expense
Deposits	2,380	11,222	46,510	19,356	65,139
Securities sold under agreements to repurchase and Federal funds purchased	320	1,369	5,392	2,156	8,011
Long-term debt and other borrowings	1,320	6,800	28,426	13,832	47,079

Total interest expense	4,020	19,391	80,328	35,344	120,229

Net interest income	18,084	24,797	108,689	51,056	150,889
Provision for loan losses	55	15,000	171,583	47,141	314,759

Net interest income/(loss) after provision for loan losses	18,029	9,797	(62,894)	3,915	(163,870)
Noninterest income
Service charges and fees	1,796	3,699	14,901	6,423	18,572
Trust and investment advisory fees	1,616	3,452	14,035	4,999	15,856
(Loss)/gain on securities, net	(31)	679	5,667	(23)	241
Other	702	1,814	1,877	(56)	2,616

Total noninterest income	4,083	9,644	36,480	11,343	37,285
Noninterest expense
Salaries and employee benefits	7,081	15,139	58,816	25,300	79,697
Net occupancy expense	2,018	4,208	15,494	6,220	18,793
Goodwill impairment	—	—	—	—	128,710
Other	8,055	27,991	75,653	26,780	100,474

Total noninterest expense	17,154	47,338	149,963	58,300	327,674

Income/(loss) before income tax benefit	4,958	(27,897)	(176,377)	(43,042)	(454,259)
Income tax benefit	—	(1,809)	(4,742)	(3,823)	(13,546)

Net income/(loss) from continuing operations	4,958	(26,088)	(171,635)	(39,219)	(440,713)
(Expense)/income from discontinued operations, net of tax	—	(36)	(1,429)	982	36,910
Gain on sale of discontinued operations, net of tax	—	—	8,160	—	—

(Expense)/income from discontinued operations, net	—	(36)	6,731	982	36,910
Net income/(loss)	4,958	(26,124)	(164,904)	(38,237)	(403,803)
Dividends and accretion on preferred stock	—	1,755	6,938	2,511	7,452

Net income/(loss) applicable to common shareholders	$4,958	$(27,879)	$(171,842)	$(40,748)	$(411,255)

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars and shares in thousands)

(continued from previous page)

	Successor Company	Predecessor Company
	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Income/(loss) from continuing operations:
Basic	$0.01	$(0.52)	$(3.59)	$(0.84)	$(9.44)
Diluted	$—	$(0.52)	$(3.59)	$(0.84)	$(9.44)
Income from discontinued operations:
Basic	$—	$—	$0.14	$0.02	$0.79
Diluted	$—	$—	$0.14	$0.02	$0.79
Income/(loss) applicable to common shareholders per share:
Basic	$0.01	$(0.55)	$(3.60)	$(0.87)	$(8.81)
Diluted	$—	$(0.55)	$(3.60)	$(0.87)	$(8.81)
Average number of common shares—basic	963,066	50,532	47,758	46,723	46,680
Average number of common shares—diluted	2,909,394	50,532	47,758	46,723	46,680
Dividends declared per common share	$—	$—	$—	$—	$0.11

The accompanying notes are an integral part of these statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (unaudited)

(dollars in thousands)

	Successor Company	Predecessor Company
	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net income/(loss)	$4,958	$(26,124)	$(164,904)	$(38,237)	$(403,803)

Other comprehensive (loss)/ income, net:
Unrealized (loss)/gain on securities available-for-sale (“AFS”), net	(1,526)	(9,194)	(2,048)	22,572	20,313
Impairment loss on securities included in earnings, net	—	—	—	—	3
Realized loss/(gain) on sale and calls of AFS securities included in earnings, net	31	(644)	(5,667)	299	1,790
Postretirement (expense)/benefit obligation arising during period, net	—	(5,379)	(6,637)	146	438
Transition adjustment to initially apply FASB ASC 320-10-65-1, net	—	—	—	—	(2,850)

Total other comprehensive (loss)/income	(1,495)	(15,217)	(14,352)	23,017	19,694

Comprehensive income/(loss)	$3,463	$(41,341)	$(179,256)	$(15,220)	$(384,109)

Realized loss/(gain) on sale and calls of AFS securities included in earnings, net

The amounts reclassified out of OCI into earnings for the one month ended September 30, 2010 and the two and eight-month periods ended August 31, 2010 were a loss of $31,000 and gains of $644,000 and $5.7 million, respectively.  There was no income tax impact related to these amounts because there was a full valuation allowance against the Deferred Tax Asset in all periods, due to the Company operating at a loss in recent years and not being able to establish a historical precedence of generating income.

The losses reclassified out of OCI into earnings for the three and nine-month periods ended September 30, 2009, were $229,000 and $2.9 million, respectively.  There was no income tax impact related to the three months ended September 30, 2009 because there was a full valuation allowance against the Deferred Tax Asset.  The income tax expense related to the nine months ended September 30, 2009 was $1.1 million.

The accompanying notes are an integral part of these statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Successor Company	Predecessor Company
(in thousands)	One Month Ended September 30, 2010	Eight Months Ended August 31, 2010	Nine Months Ended September 30, 2009
Cash flows from operating activities
Net income/(loss) from continuing operations	$4,958	$(171,635)	$(440,713)
Net income from discontinued operations	—	6,731	36,910

Net income/(loss)	4,958	(164,904)	(403,803)
Adjustments to reconcile net income/(loss) to net cash (used)/provided by operating activities
Provision for loan losses	55	171,583	314,759
Depreciation, amortization and accretion	(19,486)	11,004	14,209
Stock-based compensation	—	2,888	2,672
Net amortization of discounts and premiums for investment securities	491	(941)	(4,800)
Goodwill impairment	—	—	128,710
Operating lease impairment	—	1,860	—
(Gains)/losses on sale of:
Loans, net	(267)	(5,227)	(236)
Investment securities, AFS	31	(5,667)	2,875
Futures	—	—	(402)
Other real estate owned	—	(400)	348
Loans originated for sale and principal collections, net	25,570	14,992	20,128
Changes in:
Other assets	(4,106)	(26,108)	4,032
Assets from discontinued operations	—	—	(1,422,418)
Other liabilities	(15,234)	11,806	(1,853)
Liabilities from discontinued operations	—	—	1,422,418
Trading securities, net	—	1,588	207,949
Servicing rights, net	(82)	(1,150)	(224)

Net cash (used)/provided by operating activities	(8,070)	11,324	284,364
Cash flows from investing activities
Proceeds from loan sales	—	37,628	125,636
Loan originations and principal collections, net	50,528	502,816	53,119
Proceeds from sale of AFS securities	—	69,133	—
Principal pay downs, calls and maturities of AFS securities	8,458	462,282	1,124,243
Purchase of AFS securities	—	(232,314)	(1,220,365)
Purchase of Federal Home Loan Bank stock	—	—	(705)
Purchase of premises and equipment, net	(156)	(767)	(7,802)
Proceeds from redemption of Federal Home Loan Bank stock	—	5,415	—
Proceeds from sale of other real estate owned, net	5,261	12,373	4,320

Net cash provided by investing activities	64,091	856,566	78,446
Cash flows from financing activities
Net (decrease)/increase in deposits	(26,523)	(208,265)	126,422
Net (decrease)/increase in short-term borrowings	(196)	(39,416)	149,531
Proceeds from long-term debt and other borrowings	—	75,000	275,000
Repayment of long-term debt and other borrowings	(871,063)	(331,083)	(414,442)
Repayment of subordinated debt upon tender	—	(44,200)	—
Proceeds from issuance Series C Preferred Stock	455,000	—	—
Proceeds from issuance of common stock	45,000	—	—
Acquirer expense	(7,889)	—	—
Proceeds from stock transactions	—	—	27
Cash dividends paid on common stock	—	—	(5,189)
Cash dividends paid on preferred stock	—	—	(2,107)
Other, net	—	(32)	(95)

Net cash (used)/provided by financing activities	(405,671)	(547,996)	129,147

Net (decrease)/increase in cash and cash equivalents	(349,650)	319,894	491,957
Cash and cash equivalents at beginning of period	1,244,310	924,416	383,288

Cash and cash equivalents at end of period	$894,660	$1,244,310	$875,245

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(continued from previous page)

	Successor Company	Predecessor Company
(in thousands)	One Month Ended September 30, 2010	Eight Months Ended August 31, 2010	Nine Months Ended September 30, 2009

Supplemental disclosure:
Cash paid during the period for
Interest	$7,543	$81,512	$123,779
Income taxes	—	—	(11,058)
Non-cash investing activity
Net transfers from loans held for investment to loans held for sale	—	53,756	127,942
Transfers to other real estate owned, net	8,647	32,734	37,211
Transfers from loans held for sale to AFS securities	—	—	2,660
Transfers from trading securities to AFS securities	—	3,759	—
Non-cash financing activity
Preferred stock dividends declared not paid	—	—	5,726
Conversion of Series C Preferred Stock to common stock in conjunction with the Investment Transaction	455,000	—	—
Conversion of Series D Preferred Stock to common stock in conjunction with the Investment Transaction	72,167	—	—

Additional supplemental information as a result of the business combination on August 31, 2010 is disclosed in Note 2, “Business Combination – Investment Transaction” of these Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements and notes included in this Form 10-Q should be read with reference to the 2009 Form 10-K and with reference to the Discontinued Operations 8-K.  The financial statements included in the Discontinued Operations 8-K recast the Company’s Consolidated Financial Statements for all periods presented in certain sections of the 2009 Form 10-K to present the Company’s RAL and RT Programs as a discontinued operation because they were sold January 14, 2010.  This recasting did not represent a restatement of previously issued financial statements and had no effect on the Company’s reported net loss or net loss applicable to common shareholders for any of the periods presented.

Nature of Operations

Pacific Capital Bancorp (“the Company” or “PCB”) is a bank holding company organized under the laws of the state of California.  PCB provides a full range of commercial and consumer banking services to households, professionals, and businesses through its wholly-owned subsidiary Pacific Capital Bank, National Association (“the Bank” or “PCBNA”).  These banking services include depository, lending and wealth management services.  PCBNA’s lending products include commercial, consumer, commercial real estate, residential real estate and Small Business Administration (“SBA”) loans.  Depository services include checking, interest bearing checking (“NOW”), money market (“MMDA”), savings, and Certificate of Deposit (“CD”) accounts.  Other services include safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashiers checks.  PCBNA offers a wide range of wealth management services through the Wealth Management segment, which in addition to a full-service trust operation, includes two registered investment advisors that are wholly-owned subsidiaries, Morton Capital Management (“MCM”) and R.E. Wacker Associates (“REWA”).  The Wealth Management segment offers a wide range of trust and investment advisory services as well as the same loan and deposit products offered through the Commercial & Community Banking segment.  PCBNA was one of the largest nationwide providers of financial services related to the electronic filing of income tax returns including the Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) business products until January 14, 2010, when the Company sold the RAL and RT Programs segment.  All of the activity associated with the RAL and RT Programs segment has been reclassified to discontinued operations and is discussed in Note 11, “Discontinued Operations—RAL and RT Programs” of these Consolidated Financial Statements.  In May 2010, the Bank sold its partnership interest in Veritas Wealth Management Advisors, LLC (“Veritas”), a joint venture into which the Company had entered in 2007 to provide wealth management services outside the areas served by PCBNA, MCM and REWA.

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

These Consolidated Financial Statements have been prepared under the assumption that the Company is a going concern.  The Company’s regulatory affairs and other related matters are discussed further in Note 19, “Regulatory and Other Related Matters” of these Consolidated Financial Statements.

The Consolidated Financial Statements refer to “Management” within the disclosures.  The Company’s definition of Management is the executive management team of the Company and its subsidiaries.

Basis of Presentation

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to practices within the financial services industry.  The accounts of the Company and its consolidated subsidiaries are included in these Consolidated Financial Statements.  All significant intercompany balances and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform with the current year’s presentation. Such reclassified amounts are of a normal recurring nature.

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“FASB ASC”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements.  Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB ASC became effective for the Company on September 30, 2009, and supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the FASB ASC became non-authoritative.  The FASB ASC does not change or alter existing GAAP and, therefore, the adoption of the FASB ASC did not impact the Company’s Consolidated Financial Statements.

On August 31, 2010 (“Transaction Date”), pursuant to the terms of an Investment Agreement (the “Investment Agreement”), dated as of April 29, 2010, by and among the Company, the Bank and SB Acquisition Company LLC, a wholly-owned subsidiary of Ford Financial Fund, L.P.  (the “Investor”), the Company issued to the Investor (i) 225,000,000 shares of common stock at a purchase price of $0.20 per share and (ii) 455,000 newly created shares of our Series C Convertible Participating Voting Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $1,000 per share (the purchase and sale of these securities, the “Investment Transaction”).  The aggregate consideration paid to the Company by the Investor for these securities was $500 million in cash.

As a result of the Investment Transaction, pursuant to which the Investor acquired and controlled 98.1% of the voting securities of the Company, the Company followed the acquisition method of accounting as required by the Business Combinations Topic of the FASB ASC Topic 805, Business Combinations (“ASC 805”).  Under the rules of the SEC Staff Accounting Bulletin T. 5J, New Basis of Accounting Required in Certain Circumstances (“SEC SAB T. 5J”) the application of “push down” accounting is required.

Acquisition accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill.  Acquisition accounting requires that the valuation of assets, liabilities, and non-controlling interests be recorded in the acquiree’s records as well.  Accordingly, the Company’s Consolidated Financial Statements and transactional records prior to the Investment Transaction reflect the historical accounting basis of assets and liabilities and are labeled “Predecessor Company,” while such records subsequent to the Investment Transaction are labeled “Successor Company” and reflect the push down basis of accounting for the new fair values in the Company’s financial statements.  This change in accounting basis is represented in the Consolidated Financial Statements by a vertical black line which appears between the columns entitled “Predecessor Company” and “Successor Company” on the statements and in the relevant notes.  The black line signifies that the amounts shown for the periods prior to and subsequent to the Investment Transaction are not comparable.

In addition to the new accounting basis established for assets, liabilities and noncontrolling interests, purchase accounting also requires the reclassification of any retained earnings from periods prior to the acquisition to be recognized as common share equity and the elimination of any accummulated other comprehensive income or loss and surplus within the Company’s Shareholders’ Equity section of the Company’s Consolidated Financial Statements.  Accordingly, retained earnings and accummulated other comprehensive income at September 30, 2010 represent only the results of operations subsequent to August 31, 2010, the date of the Investment Transaction.

On September 23, 2010, immediately following the effectiveness of an amendment to the Company’s articles of incorporation increasing the total number of authorized shares of common stock to 5,000,000,000, each outstanding share of Series C Preferred Stock mandatorily converted into 5,000 shares of common stock.  As a result, upon the conversion of the Series C Preferred Stock, the Company issued 2,275,000,000 shares of common stock in the aggregate to the Investor.

The preparation of financial statements in accordance with GAAP requires Management to make estimates and assumptions that affect the amount of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements.  Although Management believes these estimates to be reasonably accurate, actual amounts may differ.

Consolidation of Subsidiaries

PCB has six wholly-owned subsidiaries:  PCBNA, a banking subsidiary, PCB Service Corporation, utilized as a trustee of deeds of trust in which PCBNA is the beneficiary and four unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in Note 12, “Long-Term Debt and Other Borrowings” of the 2009 Form 10-K Consolidated Financials Statements.

PCBNA has three wholly-owned consolidated subsidiaries:

■	MCM and REWA, two registered investment advisors that provide investment advisory services to individuals, foundations, retirement plans and select institutional clients.

■

SBBT RAL Funding Corp. which was utilized for the securitization of RALs to assist with the financing of the RAL program as described in Note 7, “RAL and RT Programs” of the 2009 Form 10-K.  With the sale of the RAL and RT Programs on January 14, 2010, this subsidiary is now inactive.

PCBNA also retains an ownership interest in several low-income housing tax credit partnerships (“LIHTCP”) that generate tax credits.  These investments historically have played a significant role in meeting the Bank’s Community Reinvestment Act (“CRA”) requirements as well as providing tax credits to reduce the Company’s taxable income.  PCBNA is a limited partner in each of these LIHTCPs that is has invested in.  At September 30, 2010, PCBNA’s investment in these unconsolidated LIHTCPs totaled $39.1 million.  These investments are reported in other assets of the Consolidated Financial Statements.  At September 30, 2010, the Company’s maximum exposure to loss in connection with these partnerships is the investment balance of $39.1 million.  PCBNA also has a liability recorded of $7.4 million for the commitments made to the LIHTCP investments.  This liability is for PCBNA’s commitment to disburse further funds to the partnerships for additional construction or operating costs for the low-income housing.  As disclosed in Note 3, “Fair Value of Financial Instruments” of the Consolidated Financial Statements, Management determined there was an other-than-temporary impairment of these investments during the year ended December 31, 2009.

While PCBNA has recorded the investment and a liability for the additional funds that may be required in future periods, PCBNA LIHTCPs are not consolidated in the Consolidated Financial Statements.  Consolidation is required if the Company has both the power to direct the activities of the partnerships that most significantly impact their economic performance and PCBNA bears a significant portion of the losses incurred by these partnerships.  Because the general partners of these partnerships have the power to direct the activities that most significantly impact the economic performance of the partnerships, the Company has determined that PCBNA is not the primary beneficiary for any of the partnerships due to the losses being limited to the PCBNA investment in the partnerships.  Accordingly, these partnerships are not consolidated in the Company’s financial statements.

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

Discontinued Operations

On January 14, 2010, the Company entered into an agreement for the sale of the RAL and RT Programs segment.  Management determined that the sale of the RAL and RT Programs met the requirements as a discontinued operation for the Company in accordance with the accounting guidance for Impairment and Disposal of Long-Lived Assets.  Accordingly, the financial results from the RAL and RT Programs were reclassified within the Company’s Consolidated Financial Statements and presented separately as discontinued operations.  The information regarding the sale of the RAL and RT Programs and required disclosures for discontinued operations are disclosed in Note 11, “Discontinued Operations—RAL and RT Programs” of these Consolidated Financial Statements.

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

This new accounting standard has specifically impacted how the Company accounts for transfers of the guaranteed portion of the SBA loans.  The government guarantee requires the Company to refund the premium to the purchaser if the SBA loan is repaid within ninety days of the transfer.  Under the new accounting guidance, the obligation to refund the premium means that the transferred guaranteed portion of the loan does not meet the definition of a “participating interest” for the ninety day period that the premium refund obligation exists.  As a result, the transfer must be accounted for as a secured borrowing during the ninety day period after the date of transfer.  After the ninety day period, assuming the transferred guaranteed portion and the retained unguaranteed portion of the SBA loan now meet the definition of a “participating interest,” the transfer of the guaranteed portion can be accounted for as a sale if all of the other conditions for sale accounting have been met.

FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R,) (“SFAS 167” or “ASC 810”) – Consolidation of Variable Interest Entities

In June 2009, the FASB issued amendments to FIN 46R for the consolidating of financial information of variable interest entities (“VIEs”).  The adoption of ASC 810 was required at January 1, 2010.  The objective of ASC 810 was to amend certain requirements of FIN 46R to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The adoption of this new accounting standard required the Bank to re-evaluate whether the LIHTCPs should be consolidated under the new guidance for VIEs.  To re-evaluate the LIHTCPs held by the Bank, each of the partnership agreements were reviewed to determine if consolidation of the LIHTCPs would be required under ASC 810.  Management concluded that the LIHTCPs were not required to be consolidated into the Company’s financial statements because it is the general partners of these partnerships that have the power to direct the activities that most significantly impact the economic performance of the partnerships.  Therefore, adopting this new accounting standard did not have an impact to our financial statements.

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

Impaired securities: When the estimated fair value of a security is lower than the book value, a security is considered to be impaired.  As discussed in Note 5, “Investment Securities” of these Consolidated Financial Statements, the Company is required to disclose for all impaired securities in the AFS portfolio whether the impairment is temporary or other than temporary.  Quarterly, the Company reviews impaired securities to determine whether the impairment is other than temporary.

On April 1, 2009, the Company adopted the new accounting standard for other-than-temporarily impaired (“OTTI”) securities which required separate identification of impairment due to concerns with credit quality and impairment due to market or noncredit factors.  At adoption, a cumulative-effect transition adjustment was required for the portion of impairment due to noncredit factors.  Management determined the amount of the transition adjustment by identifying all securities which impairment had been recognized and that were still held by the Company.  Management identified 64 securities which had $6.0 million of impairment recognized from prior periods.  Of the $6.0 million, Management determined that $4.9 million of this amount related to market or noncredit factors and $1.1 million related to the credit quality.  The after-tax impact of recognizing the noncredit portion resulted in the recognition of a cumulative-effect adjustment that increased retained earnings by $2.9 million, with a corresponding adjustment that decreased OCI.  The credit quality component versus the noncredit component were determined by comparing the present value of future cash flows to the expected cash flows to be received on an amortized cost basis including interest.

In accordance with the new accounting standard for OTTI securities, if there is not an intent to sell and it is more likely than not that the Company will not be required to sell any securities in a loss position, no impairment is recognized.  If a security is in a loss position, Management is required to determine if there is an intent to sell or if the Company will be required to sell or if the Company will not recover the entire cost basis of the security.  If any of these requirements are met, an impairment is recognized.  The amount of other than temporary impairment resulting from credit loss is recognized in earnings and other than temporary impairment related to all other factors is recognized in OCI.

Loans Held for Sale

Periodically, the Company identifies loans it expects to sell prior to maturity.  When loans are identified to be sold, they are reclassified as held for sale and reported at the lower of cost or fair value in the Consolidated Balance Sheets.  Included in a loan’s cost are unearned deferred fees and costs and credit discounts specifically relating to the loans held for sale.  Additional information regarding loans classified as held for sale is disclosed in Note 6, “Loans” of these Consolidated Financial Statements.

Since September 2008, almost all single family mortgage loans have been originated for sale.  When a mortgage loan is originated for sale, the loan is segregated from the mortgage loans originated for investment.  The loans are segregated due to the short period of time they are held prior to sale and therefore no allowance for loan loss is provided and deferred fees or expenses are not amortized while loans are classified as held for sale.  The loans are generally held for less than 30 days.  If a loan has been reported as held for sale for more than 60 days, the loan is reclassified as a loan held for investment.

Loans Held for Investment

Interest income on loans is accrued daily.  Loan fees collected for the origination of loans less direct loan origination costs (net deferred loan fees) are amortized over the contractual life of the loan through interest income.  If a loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the effective interest method over the contractual life of the loan.  If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight-line basis over the contractual life of the loan commitment.  Loan fees received for loan commitments are recognized as interest income over the term of the commitment.  When loans are repaid, any remaining unamortized balances of unearned fees, deferred fees and costs, and premiums and discounts paid on purchased loans are immediately recognized through interest income.  The Company generally holds loans for investment and has the intent and ability to hold loans until their maturity.  Therefore, most loans are reported at the outstanding principal amount adjusted for any unamortized net deferred loan fees or expenses except for Purchased Credit-Impaired (“PCI”) loans which are recorded at fair value on their purchase date.  See the “Purchased Credit-Impaired Loans” section below for the accounting policy for PCI loans.

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

PCI loans were written down on the Transaction Date to the fair value.  Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due, because we expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of purchase accounting).  See the “Purchased Credit-Impaired Loans” section below for the accounting policy for PCI loans.

Troubled Debt Restructured (“TDR”) Loans: A loan may be restructured when the Bank determines that a borrower’s financial condition has deteriorated, but still has the ability to repay the loan if some concessions in the terms are agreed upon.  A loan is considered to be a troubled debt restructured loan when the original terms have been modified in favor of the borrower such that either principal or interest has been forgiven, contractual payments are deferred, or the interest rate is reduced.

Loans that had been classified as TDRs because the Company had had to offer concessionary payment or interest terms so the borrower could continue to make payments are not reported as TDRs after the application of purchase accounting because the process of revaluing them takes into account the probability of the borrower being able to remain current with the restructured terms, doubt about which is the reason for reporting the balance of TDRs.  See the “Purchased Credit-Impaired Loans” section below for the accounting policy for PCI loans.

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

Impaired Loans

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Most impaired loans are classified as nonaccrual.  However, there are some loans that are termed impaired because of doubt regarding collectibility of interest and principal according to the contractual terms, but are both fully secured by collateral and are current in their interest and principal payments.  These impaired loans are not classified as nonaccrual.  After Management determines a loan is impaired, it obtains the fair value of the loan.  A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment.  For additional information on obtaining the fair value of a loan, refer to Note 23, “Fair Value of Financial Instruments,” on page 164 of the 2009 Form 10-K Consolidated Financial Statements.

PCI loans were written down on the Transaction Date to an amount estimated to be collectible.  Accordingly, such loans are no longer classified as impaired loans even though they may be contractually past due, because we expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of purchase accounting).  See the “Purchased Credit-Impaired Loans” section below for the accounting policy for PCI loans.

Purchased Credit-Impaired Loans:

Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments are accounted for using the guidance for PCI loans, which is contained in the Receivables Topic of the ASC in accordance with the accounting guidance for Business Combinations.  In addition, Management elected an accounting policy to apply expected cash flows accounting guidance to all loans subject to the business combination and push-down accounting requirements for loan portfolios acquired in a business combination.  This election is in accordance with the American Institute of Certified Public Accountant’s (“AICPA”) letter to the Securities and Exchange Commission dated December 18, 2009 and has been elected for all loans held except for revolving lines of credit where the borrower still has revolving privileges (herein referred to as “PCI loans”).  In accordance with the AICPA letter to the Securities and Exchange Commission dated December 18, 2009, Management will follow all of the accounting and disclosure requirements in the applicable PCI loan accounting guidance for the non-PCI loans, including the requirement on maintaining the integrity of a pool of multiple loans accounted for as a single asset.

PCI loans are initially recorded at fair value, and any related allowance for loan and lease losses from before the acquisition cannot be carried over.  Some loans that otherwise meet the definition as credit impaired are specifically excluded from the PCI loan portfolios, such as revolving lines of credit where the borrower still has revolving privileges.

Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status, recent borrower credit scores, credit risk ratings and recent loan-to-value percentages.  Generally, acquired loans that meet the Company’s definition for nonaccrual status are considered to be credit-impaired, but many other loans are considered credit-impaired that have not yet deteriorated enough to be considered nonaccrual.  With the extent of the credit issues experienced by the Company over the last two years, and prospects remaining high for the economy to be weak for at least the next year or two, the Company has classified as PCI loans all of its loans by election in accordance with the AICPA letter to the Securities Exchange Commission dated December 18, 2009, other than those specifically excluded by the accounting guidance such as home equity lines of credit and other revolving credit facilities.

Accounting for PCI loans at acquisition involves estimating the fair value using the principal and interest cash flows expected to be collected on the credit impaired loans and discounting those cash flows at a market rate of interest.  The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan, or pool of loans, in situations where there is a reasonable expectation about the timing and amount of cash flows to be collected.  The difference between contractually required payments and the non-discounted cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

Subsequent to acquisition, Management is required to complete quarterly evaluations of expected cash flows.  Decreases in the expected cash flows will generally result in a charge to the provision for loan losses resulting in the establishment of or an increase to the allowance for loan and lease losses.  Increases in the expected cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool of loans.  Disposals of loans, which may include sales of loans to third parties, receipt of payments in full or part by the borrower, and foreclosure of the collateral results in removal of the loan from the PCI loan portfolio at their carrying amount.

Because PCI loans are written down at acquisition to an amount estimated to be collectible, such loans are not classified as nonaccrual even though they may be contractually past due.  The PCI loans are not reported as nonaccrual loans because Management expects to fully collect the new carrying values of such loans (that is, the new cost basis arising out of purchase accounting).  PCI loans are also excluded from the disclosure of loans 90 days or more past due and still accruing interest.  Even though substantially all of the loans are 90 days or more contractually past due, they are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield that is accreted into interest income over the estimated life of the PCI loans using the effective yield method.

PCI loans were written down on the Transaction Date to an amount estimated to be collectible.  Accordingly, such loans are no longer classified as impaired loans even though they may be contractually past due, because we expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of purchase accounting).

Loans that had been classified as TDRs because the Company had had to offer concessionary payment or interest terms so the borrower could continue to make payments are not reported as TDRs after the application of purchase accounting because the process of revaluing them takes into account the probability of the borrower being able to remain current with the restructured terms, doubt about which is the reason for reporting the balance of TDRs.

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

Purchase accounting required by the accounting guidance for business combinations significantly impacts the Company’s allowance for loan and lease losses.  The revaluation of assets required by this accounting guidance results in all loans being reported at their fair value as of the Transaction Date.  The fair value is presumed to take into account the contractual payments on loans that are not expected to be received, and consequently no allowance for loan and lease loss is provided for the Company’s loans as of the Transaction Date.  The allowance for loan and lease loss reported as of September 30, 2010 relates only to the Company’s estimate of changes in the credit quality of successor originated loans on and after September 1, 2010.

In addition, the accounting guidance for PCI loans permits the Company, at the time of the transaction, to place loans that have suffered credit deterioration into groups or pools of loans with similar risk characteristics.  As of the Transaction Date, the Company was required to estimate the cash flows to be received from each pool of loans.  Management anticipates that the actual cash flows for each individual loan within the pool will differ each quarter from the estimate calculated at the Transaction Date.  Consequently, it is expected that cash flows from some of the loans within the pool will exceed the estimate prepared for them and will be less than the estimate for others.  However, from the Transaction Date forward, the pooled loans are accounted for as if they are a single unit account, and only if the cash flows for the whole pool are less than was estimated at the Transaction Date is an allowance established for the pool through recognition of an allowance for loan and lease loss through a charge to provision for loan loss.  Each subsequent quarter the Company is again required to update its estimate for the pools that were established at the Transaction Date.  If the revised estimate is less than the previous estimate, an allowance or an addition to the allowance is recorded to reflect the lesser expected cash flows.  If the revised estimate is more than the previous estimate, any allowance previously recorded for the pool is reduced or eliminated and only then is there an adjustment to the recognition of interest income.

Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation.  Depreciation is amortized into expense over the estimated useful lives of the assets.  Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter.  The Company’s accounting policy for depreciating premises and equipment assets over their estimated useful lives are as follows:

Buildings	40 years
Building improvements	3 – 40 years
Furniture and equipment	5 – 7 years
Electronic equipment and software	2 – 5 years

At a minimum, Management annually reviews premises and equipment in order to determine if facts and circumstances suggest that the value of an asset is not recoverable.

Premises and equipment, like all other assets, were revalued at August 31, 2010 as a result of the application of purchase accounting because of the Investment Transaction.  Therefore, as of September 30, 2010, premises and equipment are reported at their fair value less one month of depreciation expense.  New lives were established for premises and equipment as appropriate as of the date of the Investment Transaction.

Goodwill and Other Intangible Assets

Intangible assets are generally acquired in an acquisition.  If the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so, the acquired intangible asset will be a separately recognized asset.  Such intangible assets are subject to amortization over their useful lives.  Among these intangible assets are core deposit intangibles, customer relationship intangibles and trade names.  The Company amortizes core deposit intangibles and core relationship intangibles over their estimated useful lives and reviews quarterly for impairment.

In connection with its earlier acquisitions, the Company recorded core deposit intangibles and customer relationship intangibles, and recognized as goodwill the excess of the purchase price over the estimated fair value of the assets received (including the above separately identified intangible assets) and liabilities assumed.  In the second quarter of 2009, Management determined that the balance of goodwill was fully impaired and an impairment charge of $128.7 million was recorded.  Additional information regarding the impairment of goodwill is disclosed in Note 10, “Goodwill and Intangible Assets” of the 2009 Form 10-K Consolidated Financial Statements.

As part of the purchase accounting for the Investment Transaction, the previously recognized intangibles were eliminated and new separately identifiable intangibles for core deposits, customer relationships, and trade names were recognized based on their fair value.  A new goodwill amount was calculated as the difference between the estimated fair value of the Company’s assets acquired (including the separately identifiable intangibles) and the sum of the fair value of the liabilities assumed and the non-controlling shareholder interests.

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) is a source of funding for employee benefit expenses.  BOLI involves the purchase of life insurance by the Bank on a chosen group of employees.  The Bank is the owner and is a joint or sole beneficiary of the policies.  This life insurance investment is carried as an asset at the cash surrender value of the underlying policies.  In cases where the Bank is a joint beneficiary of the policies, the Bank has recorded a liability for the portion of the cash surrender value owned by the other party.  Income from the increase in cash surrender value of the policies is reflected in noninterest income.  The cash surrender value approximates fair value.

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

As part of the purchase accounting due to the Investment Transaction, the Company evaluated all of its leases.  A liability was recorded as of the Transaction Date if the contracted lease payments were above the current market rates for similar properties.

Loan Servicing Rights

Included in other assets are loan servicing rights associated with the sale of loans for which the servicing of the loan is retained.  The Company receives a fee for servicing these loans.  The right to receive this fee for performing servicing is of value to the Company and could be sold should the Company choose to do so.  Companies engaged in selling loans but retain servicing rights are required to recognize servicing rights as an asset or liability depending on the amount of the servicing fee relative to the cost to service.

Loan servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income, i.e. over the expected lives of the loans adjusted for estimated prepayments.  Because the rate at which consumers prepay their loans is impacted by changes in interest rates—prepayments increase as interest rates fall, and decrease as interest rates rise—the value of the servicing right changes with changes in interest rates.  When prepayments increase, the Company will collect less servicing fees, so the value of the servicing rights decline.  Estimates of the lives of the loans and prepayment rates are based on several industry standard sources.  A valuation of the servicing assets is performed at each reporting period and reductions to the servicing assets’ carrying value are made when the carrying balance is higher than the fair value of the servicing asset utilizing the lower of cost or market valuation methodology.

Loan servicing rights were recorded at fair value at the Transaction Date.

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

Once the collateral is foreclosed on and the property becomes OREO, Management periodically obtains valuations to determine if further valuation adjustments are required.  Other evidence of a decline in value is when the listing price to sell an OREO has had to be adjusted to an amount below the carrying value.  If there is a decrease in the fair value of the property on the valuation date, the decrease in value is charged to noninterest income.  During the time the property is held, all related operating and maintenance costs are expensed as incurred.  All income produced from OREOs is included in noninterest income.

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

There was a purchase accounting premium recorded as a result of the Investment Transaction for these repurchase agreements based on current market rates for similar instruments.

The Company purchases federal funds from various other financial institutions in order to satisfy overnight liquidity needs.  Federal funds purchases are renewable on a daily basis and are generally subject to interest rates established by the Federal Reserve Bank.

Long-term Debt and Other Borrowings

Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased, FHLB borrowings and subordinated debt.  FHLB borrowings typically carry rates approximating the London Inter-Bank Offered Rate (“LIBOR”) for the equivalent term because they are secured with investments or high quality loans.  Interest is accrued on a monthly basis based on the outstanding borrowings interest rate and is included in interest expense.

In past quarters, a majority of the long-term and short-term debt of the Company were advances with the FHLB.  Long-term funding through the FHLB is collateralized by pledging qualifying loans and/or securities.  Virtually all of the FHLB advances were repaid by the Company in early September 2010 from the proceeds received in the Investment Transaction and deposits maintained at the FRB.  Purchase accounting adjustments were made based on current market rates for similar instruments.

At June 30, 2010, the Bank had $121.0 million of subordinated debt outstanding.  On August 31, 2010, $68.0 million of the subordinated debt was repurchased by the Bank.  Refer to Note 12, “Long-Term Debt and Other Borrowings” of these Consolidated Financial Statements for a discussion of the subordinated debt tender offer.

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

In past quarters, the estimate for loan losses on off-balance sheet instruments was regarded as a contingent liability which was recognized under the provisions of ASC Topic 450, Loss Contingencies.  It was included within other liabilities and the charges to income that establish this liability were reported within other noninterest expense.

At August 31, 2010, with the application of purchase accounting, the Company valued the commitments directly because the fair value concept as applied to liabilities is intended to reflect the amount the Company would have to pay for a third party to assume a liability.  This is a one time measurement, and the Company will reduce this liability as these commitments are funded or expire without being funded.  The Company recorded a contingent liability for the estimated loss for commitments extended in the successor period.  Additional disclosure regarding the Company’s reserve for off-balance sheet commitments is located in Note 6, “Loans” of these Consolidated Financial Statements.

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

ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” the accounting guidance for PCI loans, requires special considerations with respect to the recognition of interest income from PCI loans.  At the time of an acquisition or at the time of a transaction that requires the use of purchase accounting, the fair value of the acquired credit impaired loans must be determined and the acquirer must estimate the cash flows that it expects to receive from the borrowers.  The difference between the fair value and the undiscounted expected cash flows as of the Transaction Date becomes the loans’ accretable yield.  Interest income is recognized at the interest rate that equates the fair value with the undiscounted cash flows.  During the life of a PCI loan, at each reporting period, the acquirer must compare the actual cash flows to the most recent estimate.  If the actual cash flows are more than the estimate, or if circumstances change such that there is a significant upward adjustment to the estimated cash flows to be received, the acquirer revises upward the rate at which interest income is recognized.  If the actual cash flows are less than the most recent estimate, an allowance for loan loss is established and the rate at which interest income is recognized is lowered.

Under the provisions of the accounting guidance for PCI loans, the Company elected to adopt the elected an accounting policy to apply expected cash flows to all loans subject to the business combination and push-down accounting requirements for loan portfolios acquired in a business combination.  This election is in accordance with the American Institute of Certified Public Accountant’s (“AICPA”) letter to the Securities and Exchange Commission dated December 18, 2009 and is therefore permitted to pool all loans as PCI loans with similar risk characteristics for the purposes of estimating expected cash flows and recognizing interest income.  With such pools, the above mentioned adjustments to the effective interest rate at which interest income is recognized are computed only on each pool as a whole.  That is, only if actual cash flows for the whole pool are higher or lower than last estimated would the rate be changed.

As mentioned above in the section on loans, at August 31, 2010 for the application of purchase accounting, all of the Company’s loans, except those explicitly excluded by the relevant accounting guidance, were classified as PCI loans for which interest income will be recognized as explained above.

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

Postretirement Health Benefits

From 1992 through 2009, the Company provided eligible retirees with postretirement health care and dental benefit coverage through the Retiree Health Plan and the Key Employee’s Retiree Health Plan, (“the Plans”).  In December 2009, the Company’s Compensation Committee of the Board of Directors approved a reduction in the Company’s contributions through the Plans towards retiree health insurance benefits effective March 1, 2010.  Specifically, the Company discontinued the Company’s contributions for retirees eligible for health insurance through Medicare, eliminated its contribution for the retiree health insurance for future retirees, and limited its contribution to 50% of the cost of health insurance premiums for retirees not yet eligible for Medicare.  Further information regarding the Company’s Postretirement Health Benefits is disclosed in Note 15, “Postretirement Benefits” of the 2009 Form 10-K Consolidated Financial Statements.

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

Each year the Company recognizes a portion of the change in the net present value of its obligation for future benefits or accumulated postretirement benefit obligation (“APBO”) as an expense.  This portion is called the net periodic postretirement benefit cost (the “NPPBC”).  The NPPBC, is made up of several components:

■ Service cost

With each year of service, the amount of the eventual benefit is increased.  This component is the net present value of that portion.  This component will be eliminated after September 2010 as no further benefits are being earned.

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

The Accumulated Postretirement Benefit Obligation

The commitment the Company has made to provide benefits results in an obligation that must be recognized in the financial statements.  This obligation, termed the APBO, is the actuarial net present value of the obligation for retired employees’ expected postretirement benefits; and the expected postretirement benefit obligation earned to date by current retirees.  With the reduction in benefit levels, there is no obligation remaining with respect to current employees.  The net present value is that amount which, if compounded at an assumed interest rate, would equal the amount expected to be paid in the future.

As long as the Plans are in effect, this obligation must be re-measured each year due to changes in each of the following factors: (1) the number of retirees still eligible to receive postretirement benefits; (2) the average age of the retirees and spouses as this impacts how long it would be expected that the Company will continue making payments; (3) increases in expected health care costs; and (4) prevailing interest rates.  In addition, because the obligation is measured on a net present value basis, the passage of each year brings the eventual payment of benefits closer, and therefore, like the compounding of interest, increases the obligation.

Stock-Based Compensation

The Company grants non-qualified stock options and restricted stock to directors and employees.  All stock-based compensation is accounted for in accordance with GAAP which requires that compensation expense for the issuance of stock-based compensation be recognized over the vesting period of the share-based award.  The amount of compensation expense to be recognized is based on the “fair value” of the options at the time of the grant utilizing a binomial option-pricing model.  The option-pricing model computes fair value for the options based on the length of their term, the volatility of the stock price in past periods, and other factors.  Details regarding the accounting for stock-based compensation expense are disclosed in Note 19 “Shareholders’ Equity” of the 2009 Form 10-K Consolidated Financial Statements.

The outstanding stock options were not impacted by the Investment Transaction, i.e., the vesting periods remain unchanged.  However, the unvested options were valued for the application of purchase accounting and the resulting unrecognized compensation expense was recognized as of August 31, 2010.

In addition to stock options, the Company also grants restricted stock as a form of employee and director compensation.  Restricted stock is expensed over the vesting period.  A valuation model is not used for pricing restricted stock since the value is based on the closing price of the Company’s stock on the grant date.  The amount of expense is based on the shares granted multiplied by the stock price on the date of the grant.  When the restricted stock vests, the employee or director receives the stock.

Unvested restricted stock issued under the 2008 Plan became immediately vested with the close of the Investment Transaction.  The remaining unrecognized compensation expense was immediately recognized.  Unvested restricted stock issued under the 2002 Plan was not impacted by the Investment Transaction and will vest according to the terms of that plan.  However, the stock was valued for the application of purchase accounting and, given the relatively low value, was immediately recognized as compensation expense.

Income Taxes

The Company uses the asset and liability method, which recognizes a liability or asset representing the tax effects of future deductible or taxable amounts attributable to events that have been recognized in these Consolidated Financial Statements.  Due to differences between GAAP and tax regulations, a number of assets and liabilities have different accounting bases.  These items represent “temporary differences.” The Company is required to provide in its financial statements for the eventual liability or deduction in its tax return for these temporary differences until the bases are the same for both financial reporting and for taxes.  The provision is recorded in the form of deferred tax expense or benefit as the temporary differences arise, with the accumulated amount recognized as a deferred tax liability or asset.  Deferred tax assets represent future deductions in the Company’s income tax return, while deferred tax liabilities represent future payments to tax authorities.  When realization of the benefit of a deferred tax asset is uncertain, the Company is required to recognize a valuation allowance against it.

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

No dilutive shares from stock options or restricted stock were included in the computation of diluted earnings per share in those periods when the Company is in a net loss position.

The outstanding warrants are typically included in earnings per share computations much like stock options, i.e., the number of shares that would be assumed to be exercised would be computed using the Treasury stock method.  However, when the Company is in a net loss position, the warrants were not included in the computation of diluted earnings per share.

Segments

GAAP requires that the Company disclose certain information related to the performance of its business segments.  Business segments are defined based on how the chief operating decision maker of the Company views the Company’s operations, allocates resources and assesses performance.  Based on these guidelines, we have determined that there are two operating segments: the Commercial & Community Banking segment (“CCB”) and the Wealth Management segment.  The All Other segment consists of the administrative support units and the holding company for the Bank.  The factors used in determining these reportable segments are defined in Note 18, “Segments” of these Consolidated Financial Statements of this Form 10-Q.

Statement of Cash Flows

For purposes of reporting cash flows, “cash” includes cash and due from banks, Federal funds sold, and securities purchased under agreements to resell.  Federal funds sold and securities purchased under agreements to resell are one-day transactions, with the Company’s funds being returned to it the next business day.

NOTE 2. BUSINESS COMBINATION – INVESTMENT TRANSACTION

As disclosed in Note 1, “Summary of Significant Accounting Policies,” of these Consolidated Financial Statements, on August 31, 2010, the Company closed the Investment Transaction under the terms of the Investment Agreement dated as of April 29, 2010 and issued to the Investor (i) 225,000,000 shares of our common stock at a purchase price of $0.20 per share and (ii) 455,000 newly created shares of Series C Preferred Stock at a purchase price of $1,000 per share.  The aggregate consideration paid to the Company by the Investor for these securities was $500.0 million.

As a result of the Investment Agreement, the Investor acquired and controlled 98.1% of the voting securities of the Company and followed the acquisition method of accounting and applied “purchase accounting.” Purchase accounting was applied due to 98.1% of the voting securities of the Company being issued to the Investor when the $500.0 million investment was received by the Company.  Purchase accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill.  As part of the valuation, intangible assets were identified and a fair value was determined as required by the accounting guidance for business combinations.  Accounting guidance also requires the application of “push down accounting,” whereby the adjustments of assets and liabilities to fair value and the resultant goodwill are shown in the financial statements of the acquiree.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The methodology used to obtain the fair values to apply purchase accounting is disclosed in Note 3, “Fair Value of Financial Instruments” of these Consolidated Financial Statements.

The following table summarizes the Investment Transaction:

(dollars in thousands)
Purchase price:	$500,000

Fair value of assets acquired:
Cash and cash equivalents	$1,744,310
Investment securities	879,549
Loans	4,031,118
Goodwill	24,916
Intangible assets	75,327
Other assets	460,256

7,215,476

Fair value of liabilities assumed:
Deposits	5,190,223
Long-term debt and other borrowings	1,317,756
Other liabilities	125,584

6,633,563

Net assets	581,913
Less: Non-controlling interest at fair value	81,913

$500,000

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the Transaction Date to estimate the fair value of assets acquired and liabilities assumed.  While the Company believes that information provides a reasonable basis for estimating the fair values, it may obtain additional information and evidence during the measurement period (not exceed one year from the Transaction Date) that could result in changes to the estimated fair value amounts.  Thus, the provisional measurements of fair value reflected are subject to change.  Such changes could be significant.  The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one-year from the Transaction Date.  Based on the applicable accounting literature on business combinations, subsequent adjustments, if any, will be retrospectively recorded in future filings.

A summary and description of the assets, liabilities and non-controlling interests fair valued in conjunction with applying purchase accounting is as follows:

Cash and cash equivalents

The cash and cash equivalents of $1.74 billion held at the Transaction Date approximated the fair value on the Transaction Date and did not require a fair value adjustment.

Investment securities

Investment securities are reported at fair value and were $879.5 million on the Transaction Date.  To account for the Investment Transaction, the unamortized premium and discounts were recognized as a purchase accounting adjustment and the unrealized gain or loss on investment securities became the new premium or discount for each security held by the Company.

A majority of the Company’s investment securities are classified as available for sale.  Before the Investment Transaction there were $3.8 million of trading assets which were mortgage backed securities.  As part of the transaction accounting, the trading securities were transferred to the available for sale investment portfolio.  This transfer was made because the Company had not been recently trading these securities and the Investor has no intention of trading these securities in the future.

The fair value of the investment securities is based on values obtained from a third party which are based on recent activity for the same or similar securities.  Before the Transaction Date, the investment securities portfolio had a book value of $846.5 million and a fair value of $879.5 million.  The difference between the fair value and the current par value was recorded as the new premium or discount on a security by security basis.

Loans

All loans in the held for investment loan portfolio at the Transaction Date were reviewed and a fair value of $4.03 billion was assigned in accordance with the accounting guidance for receivables.  All loans in the held for investment portfolio were considered to be purchase credit impaired loans or “PCI loans” with the exception of revolving lines of credit by electing an accounting policy to apply expected cash flows accounting guidance to all loans subject to the business combination and push down accounting requirements for loan portfolios acquired in a business combination.  This election is in accordance with AICPA letter to the Securities and Exchange Commission dated December 18, 2009.  A summary of the valuation for the PCI loans is in Note 6, “Loans” of these Consolidated Financial Statements.

The revolving lines of credit were also reviewed but are not considered PCI loans.  The difference between the unpaid balance and fair value was recorded as a purchase discount and will be accreted into income over the remaining contractual life of the loan.  To the extent that the amount of the discount is accreted into income is credit related, the Company will record a provision for loan loss for an equivalent amount into ALLL.

Goodwill

As disclosed above, the excess of purchase consideration over the net assets being reported at fair value is the goodwill of $24.9 million.  The goodwill represents the value of the Company’s deposit franchise.  There were no additions to or reductions of goodwill during the one month ended September 30, 2010 other than from this transaction.

This acquisition was nontaxable and, as a result, there is no tax basis in the goodwill.  Accordingly, none of the goodwill associated with the acquisition is deductible for tax purposes.

Intangible assets

Intangible assets identified as part of the valuation of the Investment Transaction were Core Deposit Intangibles (“CDI”), Customer Relationship Intangibles (“CRI”), Trade Names and Non-Compete Agreements.  All of the intangible assets amortize as a non-interest expense over their estimated lives, except the Santa Barbara Bank & Trust trade name.

A summary of the intangibles identified as part of Investment Transaction is as follows:

Intangible Description	Fair Value	Estimated useful Life (In Years)
(dollars in thousands)
Core deposit intangible:	$39,779	10.0

Customer relationship intangible:
PCB Trust Department	12,390	13.8
MCM	4,172	13.3
REWA	2,708	13.3

	19,270
Trade name:
Santa Barbara Bank & Trust	12,471	Indefinite
MCM	49	3.3
REWA	29	3.3
All other trade names	188	2.3

	12,737
Loan Servicing Rights:
Mortgage	2,201	22.7
SBA	1,182	3.3

	3,383
Non-Compete Agreements
REWA	113	3.3
MCM	45	3.3

	158

Total intangibles	$75,327

Core Deposit Intangible

The CDI valuation was based on the Bank’s transaction related deposit accounts, interest rates on the deposits compared to the market rate on the date of the transaction and estimated life of those deposits.  The value of non-interest bearing deposits makes up the largest portion of the CDI.  An acquired deposit base is viewed as a potential cost savings to the acquirer.  The value of the CDI is the present value of the difference between a market participant’s cost of obtaining alternative funds and the cost to maintain the acquired deposit base.  The present value is calculated over the estimated life of the deposit base.

The type of deposit accounts evaluated for the CDI were $1.54 billion of demand deposit accounts, $658.1 million of money market accounts and $363.3 million of savings accounts.  The CDI valuation for demand deposit accounts was $27.5 million, money market accounts was $11.9 million and savings accounts was $332,000.

Customer Relationship Intangible

The CRI was based on the assets under management on the Transaction Date.  CRI is created when a customer relationship exists between an entity and its customer if the entity has information about the customer and has regular contact with the customer, and the customer has the ability to make direct contact with the entity.  Customer relationships meet the contractual-legal criterion if an entity has a practice of establishing contracts with its customers, regardless of whether a contract exists at the acquisition date.  Customer relationships also may arise through means other than contracts, such as through regular contact by sales or service representatives.

The value of the CRI is based on the present value of future cash flows arising from the management of trusts and investment advisory fees generated from PCB’s trust department, MCM and REWA based on the assets under management at August 31, 2010 and the forecasted income generated from these relationships.  The valuation of this intangible asset involved three steps: determining the useful life of the intangible asset, determining the resulting cash flows of the intangible and determining the discount rate.

The assets under management as of the Transaction Date were $2.05 billion for the PCB Trust Department, $838.4 million for MCM and $438.8 million for REWA.

Trade Name Intangible

Trademarks, service marks and other registered marks (collectively referred to as the “Trade Name”) can have great significance to customers.  The function of a mark is to indicate to the consumer the sources from which goods and services originate.  A high level of public recognition of a Trade Name is likely to result in a high degree of buyer acceptance.  The consumer identifies the particular product characteristics with the Trade Name, and this association can help sell the product.  When the product’s reputation has been established in conjunction with the use of the Trade Name, the marketability of the product is often greatly enhanced.  A Trade Name that has been established over time and serves to enhance the future revenue prospects of the target company will have value to an acquirer.

The trade name intangible had a fair value of $12.7 million as of August 31, 2010 and the trade name and the estimated value for each trade name used by the Company are disclosed in the table above.  The trade names included in All other trade names are First National Bank of Central California, South Valley National Bank, First Bank of San Luis Obispo and San Benito Bank.

The trade name value was based on the estimated income from each trade name used by the Company.  The trade name for SBB&T has an indefinite life because there are not legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of an intangible asset to the reporting entity.  The useful life of the asset shall be considered to be indefinite.  The term indefinite does not mean the same as infinite or indeterminate.   The useful life of an intangible asset is indefinite if that life extends beyond the foreseeable horizon—that is, there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the reporting entity.

Loan Servicing Rights

PCBNA has Loan Servicing Rights (“LSRs”) that arose from sales of loans with the servicing right retained that met the requirements for sale accounting.  These intangible assets are divided into two categories: (1) the mortgage servicing rights associated with the mortgage portfolio (“MSRs”) and (2) the LSR for the SBA portfolio.  The approach to valuing these intangibles is as follows: market value represents the price at which the loan servicing portfolio would prospectively be sold willingly, assuming that neither the buyer nor the seller were compelled to enter into the transaction and both having full understanding of all aspects of the terms and conditions of such a sale.

Non-compete Agreements

When the Company purchased MCM and REWA, the Company had the principals of MCM and REWA sign non-compete agreements at the time it purchased those firms.  These agreements were reviewed and a fair value was determined by estimating the revenue that might be lost should key employees leave and set up a competing business.  A net present value of this estimate was then computed for the term of the agreements.  The fair value determined was $158,000.

Other Assets

A majority of the other assets held by the Company did not have a fair value adjustment as part of the purchase accounting since their carrying value approximated fair value such as accrued interest receivable and required stock ownership in the FHLB and FRB.

A summary of the assets which are reported at fair value in the Company’s Consolidated Financial Statements at each reporting period and that were reviewed for valuation adjustments as part of the purchase accounting are summarized in the table below.

Other Asset Description	Fair Value
(dollars in thousands)
BOLI	$94,758
OREO	40,943
LIHTCP	39,438
Interest rate swaps	14,138
Owned buildings and land	31,555
Post retirement asset	15,044

$235,876

Deposits

Term deposits were not included as part of the CDI valuation.  Instead, a separate valuation of term deposit liabilities was conducted due to the contractual time frame associated with these liabilities.  The term deposits which were evaluated for purchase accounting consisted of certificates of deposit, brokered deposits and Certificate of Deposit Account Registry Services (“CDARS”) CDs.  The fair value of these deposits was determined by first stratifying the deposit pool by quarterly maturity and calculating the interest rate for each maturity bucket.  Then cash flows were projected by period and discounted to present value using current market interest rates.   Based on the characteristics of the certificates, either a retail rate or a brokered certificate of deposit rate was used.

Certificates of Deposit liabilities had a fair value of $2.08 billion as of August 31, 2010, compared to a carrying value of $2.06 billion for an amortizable premium of $17.8 million.  Brokered Deposit liabilities had a fair value of $389.8 million as of August 31, 2010 compared to a carrying value of $383.3 million for an amortizable premium of $6.6 million.  CDARs liabilities had a fair value of $37.6 million as of August 31, 2010, compared to a carrying value of $37.3 million for an amortizable premium of $300,000.  The Company will amortize these premiums into income as a reduction of interest expense on a level-yield basis over the weighted average term.

Long-term debt and other borrowings

Included in long-term debt and other borrowings in the summary table above are FHLB advances, subordinated debt, securities sold under agreements to repurchase and trust preferred debt securities.  These were fair valued by developing cash flow estimates for each of these debt instruments based on scheduled principal payments, current interest rates, and prepayment penalties.  The amortization term for any premium or discount was calculated based on scheduled principal payments.  The comparable term discount rate was determined by calculating monthly cash flows for the remaining life of the securities.  Once the cash flows were determined, a market rate for comparable debt was used to discount the cash flows to the present value.  The Company will amortize the premium and accrete the discount into income on a level-yield basis over the contractual term as an adjustment to interest expense.

FHLB advances had a fair value of $879.1 million as of August 31, 2010, compared to a book value of $823.4 million for an amortizable premium of $55.7 million which includes the prepayment penalty paid in September 2010 for the repayment of $802.4 million.  The prepayment penalty was included in the liability because the Company intended to prepay almost all of this debt using the proceeds from the Investment Transaction and other excess liquidity.

The subordinated debt had a fair value of $42.7 million as of August 31, 2010 compared to a book value of $53.0 million with an accretable discount of $10.3 million.

Securities sold under agreements to repurchase had a fair value of $324.4 million as of August 31, 2010, compared to a carrying value of $304.3 million for an amortizable premium of $20.0 million.

The trust preferred securities had a fair value of $51.1 million as of August 31, 2010 compared to a book value of $69.4 million with an accretable discount of $18.4 million.

Other Liabilities

Included in other liabilities are a few items which are reported at fair value at each reporting period.  Other liabilities which are reported at fair value but no adjustment was required were the interest rate swaps which are reported in Note 3, “Fair Value of Financial Instruments” of these Consolidated Financial Statements and the postretirement obligation which is reported at an approximate fair value but is not included as part of the purchase accounting or in Note 3, “Fair Value of Financial Instruments” of these Consolidated Financial Statements.

As part of the purchase accounting, contingent liabilities were required to be fair valued.  The Company’s contingent liabilities are for the subsequent earn-out payment amounts related to the acquisition of MCM and REWA as described below.

Earnout Liability

When PCB acquired MCM and REWA, a portion of the purchase price was deferred and structured as an earnout payment in future periods.  A discounted cash flow methodology based on projected earnings before depreciation and tax was used to fair value these contractual obligations at August 31, 2010.  The earnout liability had a fair value of $9.4 million ($5.2 million for MCM and $4.2 million for REWA) as of August 31, 2010, based on the forecasted income for these subsidiaries owned by the Bank for the earnout periods excluding depreciation and income taxes.

Lease Liability

PCB operates approximately 60 properties under long term leases (2 capital leases and the remainder operating leases).  The classification of PCB’s leases as operating or capital was not changed in applying purchase accounting.

A third party reviewed the terms of all of the Company’s leases as of August 31, 2010.  When reviewing the leases, the contractual lease payments and terms were compared to the current market conditions for a similar location and building leased.  The Company’s leases were considered to be unfavorable relative to the market terms of leases at August 31, 2010 to the extent that the existing lease terms were higher than the current market terms, and a liability of $9.0 million was recognized as part of the purchase accounting.

Non-Controlling Interest

The Company obtained an independent valuation of its common stock as part of the purchase accounting as of August 31, 2010.  The valuation of $0.20 per a share is in line with the price common shares were issued to the Investor on August 31, 2010.

Transaction Expenses

The Company incurred approximately $13.1 million of expenses in connection with the transaction, consisting of $8.3 million of investment banking services, $4.4 million of legal services, and $375,000 of accounting and valuation services.  These transaction costs were recorded in the predecessor period operating expenses as services were provided.  Additionally, as required by the Investment Agreement, the Company reimbursed certain transaction-related third party due diligence, valuation and legal costs of the Investor of approximately $7.9 million.  The $7.9 million of expenses were recorded as a reduction of the $500.0 million of proceeds received from the issuance of preferred and common shares in the successor period.

There were no indemnification assets identified in this business combination, nor were there any contingent consideration assets or liabilities to be recognized.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

In addition to the determination of the fair value of all assets and liabilities as of August 31, 2010 for the implementation of purchase accounting for the Investment Transaction, the Company uses fair value measurements to record fair value adjustments to certain financial assets and liabilities.  AFS and trading securities are recorded at fair value on a recurring basis.  Additionally, the Company may be required to record other assets and liabilities at fair value on a non-recurring basis.  These non-recurring fair value adjustments involve the lower of cost or market accounting and write downs resulting from impairment of assets.  For these purposes, fair value is defined as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

Impaired Loans

Impaired loans include both loans secured by collateral and unsecured loans and include the loans classified as PCI loans.  The impaired loans in the tables below are loans that are collateralized and for which the Company has current market valuations, such as current appraisals for the collateral.  Impaired loans which are unsecured or for which the collateral is valued by a method other that a current market appraisal are excluded from the tables because they are outside the scope of the fair value measurement and disclosure requirements of GAAP.

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

Intangible Assets

As a result of the Investment Transaction, the Company was required at August 31, 2010 to identify all of its intangible assets as part of the Investment Transaction as disclosed in Note 2, “Business Combinations – Investment Transaction” of these Consolidated Financial Statements.  The value and estimated run-off of the intangibles were determined based on valuations prepared by a third party.  Monthly amortization of intangibles are accounted for based on forecasted run-off of the customer deposit and relationship intangibles using a discounted cash flow approach which is prepared as of the date of the Investment Transaction.  These assets will be analyzed at the end of each subsequent quarter to compare the amortization to the actual deposit and customer relationship run-off.  If the actual run-off is more than the scheduled amortization a write-down of the intangible asset is recognized.  As such, the Company records these assets at fair value and the adjustments are classified as non-recurring valuations within Level 3 of the valuation hierarchy.

Servicing Rights

Servicing rights are carried at the lower of aggregate cost or estimated fair value.  Servicing rights are subject to quarterly impairment testing.  When the fair value of the servicing rights is lower than their carrying value, an impairment is recorded by establishing or increasing the amount of a valuation allowance so that the net carrying amount is equal to the fair value.  The Company uses independent third parties to value the servicing rights.  At August 31, 2010, the Company wrote the servicing rights asset down to its fair value, eliminating the valuation allowance and establishing a new “cost” basis.  The valuation model takes into consideration discounted cash flows using current interest rates, and prepayment speeds for each type of the underlying asset being serviced.  The Company classifies these servicing rights as non-recurring Level 3 in the valuation hierarchy.

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

Low Income Housing Tax Credit Partnerships

At September 30, 2010 and December 31, 2009, the Company had investments in LIHTCP of $39.1 million and $43.7 million, respectively.  Given the increased uncertainty of the Company’s future taxable income and the Company’s ability to utilize the tax credits from the investments in LIHTCP, during the nine months ended September 30, 2010 and the year ended December 31, 2009, Management evaluated the recoverability of these investments by obtaining fair value indications through LIHTCP asset managers at September 30, 2010 and December 31, 2009.  At September 30, 2009, Management determined that these investments were other-than-temporarily impaired and recognized an impairment of $8.9 million.  At September 30, 2010 and December 31, 2009, no further impairment of these investments was recognized.  The Company classifies the valuation of these investments in LIHTCP as a non-recurring Level 2 in the fair value hierarchy.

Foreclosed Collateral or OREO

Other real estate is carried at the lower of book value or fair value less estimated cost to sell.  Fair value is based upon independent market prices obtained from certified appraisers or by using the current listing price, if lower.  When the fair value of the collateral is based on a current appraised value, the Company reports the fair value of the foreclosed collateral as non-recurring Level 2.  When a current appraised value is not available or if Management determines the fair value of the collateral is further impaired, the Company reports the foreclosed collateral as non-recurring Level 3.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 are summarized in the following tables:

		Recurring Fair Value Measurements at Reporting
	Successor Company As of September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Assets:
Available-for-Sale:
U.S. Treasury obligations	$11,117	$11,117	$—	$—
U.S. Agency obligations	339,725	—	339,725	—
Collateralized mortgage obligations	188,030	—	188,030	—
Mortgage-backed securities	109,843	—	109,843	—
Asset-backed securities	1,743	—	1,743	—
State and municipal securities	218,616	—	218,616	—

Total available for sale securities	869,074	11,117	857,957	—
Fair value swap asset	13,965	—	13,965	—

Total assets at fair value	$883,039	$11,117	$871,922	$—

Liabilities:
Fair value swap liability	$13,965	$—	$13,965	$—

Total liabilities at fair value	$13,965	$—	$13,965	$—

		Recurring Fair Value Measurements at Reporting
	Predecessor Company As of December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Assets:
Trading Securities:
Mortgage-backed securities	$5,403	$—	$5,403	$—

Total trading securities	5,403	—	5,403	—
Available-for-Sale:
U.S. Treasury obligations	11,432	11,432	—	—
U.S. Agency obligations	607,930	—	607,930	—
Collateralized mortgage obligations	113,934	—	113,934	—
Mortgage-backed securities	169,058	—	169,058	—
Asset-backed securities	1,271	—	1,271	—
State and municipal securities	250,062	—	250,062	—

Total available for sale securities	1,153,687	11,432	1,142,255	—
Fair value swap asset	10,808	—	10,808	—

Total assets at fair value	$1,169,898	$11,432	$1,158,466	$—

Liabilities:
Fair value swap liability	$12,204	$—	$12,204	$—

Total liabilities at fair value	$12,204	$—	$12,204	$—

The Company was required to measure all assets and liabilities at fair value on the Transaction Date.  Those assets and liabilities that are required to be re-measured at fair value on a recurring basis are included in the table above.  In addition to the re-measurement as of the Transaction Date, the Company may be required to measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP, usually upon some triggering event.  These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2010 and December 31, 2009 are summarized in the table below:

		Non-recurring Fair Value Measurements at Reporting
	Successor Company As of September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Loans held for sale	$25,816	$—	$25,816	$—
Foreclosed collateral	44,329	—	—	44,329
Investments in LIHTCP	39,108	—	39,108	—
Servicing rights	3,301	—	—	3,301

Total assets at fair value	$112,554	$—	$64,924	$47,630

		Non-recurring Fair Value Measurements at Reporting
	Predecessor Company As of December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(in thousands)
Impaired loans	$92,551	$—	$92,551	$—
Loans held for sale	19,822	—	19,822	—
Foreclosed collateral	45,823	—	39,422	6,401
Investments in LIHTCP	43,678	—	43,678	—
Servicing rights	4,533	—	—	4,533

Total assets at fair value	$206,407	$—	$195,473	$10,934

There were no liabilities measured at fair value on a non-recurring basis for the periods presented within this note of these Consolidated Financial Statements.  There were no transfers in or out of the Company’s Level 3 financial assets and liabilities during the periods presented within this note of these Consolidated Financial Statements.

The disclosure below provides the carrying value and fair value of the financial instruments which normally are not carried on the Company’s Consolidated Financial Statements at fair value or are carried at the lower of cost or market and not disclosed in the recurring or non-recurring fair value measurements in the tables above.  Because of the revaluation of all assets and liabilities to fair value as of August 31, 2010, and because there were no changes in market interest rates or the other factors that would affect the fair value of these assets and liabilities, the amounts disclosed in the table for the carrying amount and fair value are the same.  This should always be the case for cash and due from banks and for the portion of deposits consisting of demand deposits, money market accounts, and savings accounts, but as in past quarters, the carrying amount and the fair value for the other assets and liabilities in the table are likely to differ as interest rates and other factors change over time.

	Successor Company September 30, 2010		Predecessor Company December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Cash and due from banks	$49,741	$49,741	$45,593	$45,593
Interest-bearing demand deposits in other financial institutions	844,919	844,919	878,823	878,823
Loans held for investment, net	3,948,162	3,948,162	4,893,579	4,578,622
Liabilities:
Deposits	5,160,781	5,170,036	5,373,819	5,396,973
Long-term debt and other borrowings	121,516	100,782	1,311,828	1,307,709
Repurchase agreements and federal funds purchased	325,143	333,291	322,131	321,971

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed upon sale price.  As such, the Company classifies the fair value of loans held for sale as a non-recurring valuation within Level 2 of the fair value hierarchy.  At September 30, 2010 and December 31, 2009, the Company had loans held for sale with an aggregate carrying value of $25.6 million and $19.2 million, respectively.

Loans Held for Investment, net

The fair value at December 31, 2009 of the held for investment loans reflects a discount to their carrying value.  The loans held for investment at December 31, 2009 were adversely affected by a significant reduction in or lack of liquidity as well as unprecedented disruptions in the financial markets since the third quarter of 2008.  The carrying value of the net loans held for investment as of that date is net of the allowance for loan and lease losses assessed for each period presented which represents Management’s evaluation of expected credit losses inherent in the loan portfolio.  The fair value presented above is calculated based on the present value of expected principal and interest cash flows.  Contractual principal payments are adjusted for expected prepayment of principal, where appropriate, and the discount rates used to present value the cash flows incorporate changes in interest rates as reflected in the secondary market for loans for the periods presented.

The carrying value of the loans held for investment at September 30, 2010 was significantly impacted by the write down to their fair value at August 31, 2010 due to the application of purchase accounting related to the Investment Transaction.  The ALLL as of September 30, 2010 only reflects the Company’s estimate of expected credit losses inherent in loans originated in the successor period.

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

Deposits

The fair value of demand deposits, money market accounts, and savings accounts is the amount payable on demand at September 30, 2010 and December 31, 2009.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the interest and principal payments using the rates currently offered for deposits of similar remaining maturities.

Long-term Debt and Other Borrowings

For FHLB advances, the fair value is estimated using rates currently quoted by the FHLB for advances of similar remaining maturities.  For subordinated debt and trust preferred securities, the fair value is estimated by discounting the interest and principal payments using current market rates for comparable securities.  For treasury tax and loan (“TT&L”) obligations, the carrying amount is a reasonable estimate of fair value.

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

NOTE 4. TRADING ASSETS

At September 30, 2010, the Company did not hold any trading securities.  At December 31, 2009, the Company held $5.4 million of trading securities.  The trading portfolio consisted of Mortgage Backed Securities (“MBS”) and is reported at fair value at December 31, 2009.  As discussed in Note 2, “Business Combination – Investment Transaction” of these Consolidated Financial Statements, the securities which were held in the Company’s trading portfolio were transferred to the AFS portfolio on the Transaction Date as part of the Investment Transaction.

Securities by Maturity

The following table provides a summary of the scheduled maturity for trading assets held by the Company at December 31, 2009.

	Predecessor Company December 31, 2009
(dollars in thousands)	Amortized Cost	Estimated Fair Value
In one year or less	$868	$868
After one year through five years	—	—
After five years through ten years	—	—
After ten years	4,535	4,535

Total trading securities	$5,403	$5,403

Interest Income

Interest income for trading assets for the two and eight months ended August 31, 2010 was $19,000 and $143,000, respectively, and for the three and nine months ended September 30, 2009 was $374,000 and $5.1 million, respectively.  All of the interest income from trading securities is classified as taxable.

NOTE 5. INVESTMENT SECURITIES

Available for Sale Securities

The amortized cost and estimated fair value of available for sale securities were as follows:

	Successor Company September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for Sale:
U.S. Treasury obligations (1)	$11,117	$—	$—	$11,117
U.S. Agency obligations (2)	339,342	386	(3)	339,725
Collateralized mortgage obligations (4)	187,827	517	(314)	188,030
Mortgage-backed securities (3)	109,958	190	(305)	109,843
Asset-backed securities	1,726	17	—	1,743
State and municipal securities	220,599	124	(2,107)	218,616

Total available-for-sale securities	$870,569	$1,234	$(2,729)	$869,074

	Predecessor Company December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for Sale:
U.S. Treasury obligations (1)	$11,212	$220	$—	$11,432
U.S. Agency obligations (2)	605,010	4,009	(1,089)	607,930
Collateralized mortgage obligations (4)	114,508	1,217	(1,791)	113,934
Mortgage-backed securities (3)	156,686	12,372	—	169,058
Asset-backed securities	1,963	—	(692)	1,271
State and municipal securities	246,077	8,828	(4,843)	250,062

Total available-for-sale securities	$1,135,456	$26,646	$(8,415)	$1,153,687

(1)	U.S. Treasury obligations are securities that are backed by the full faith and credit of the United States government.

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

At September 30, 2010, the Company held $869.1 million of AFS securities, a decrease of $284.6 million since December 31, 2009.  A majority of this decrease was from $250.5 million of called securities and the sale of $52.8 million of securities during the first and second quarter of 2010.  A (loss)/gain of $(31,000), $644,000 and $5.67 million from the call and sale of securities was recognized for the one month ended September 30, 2010, two months ended August 31, 2010 and eight months ended August 31, 2010, respectively. The Company uses specific identification method to determine which securities are sold.

Unrealized losses and fair value for AFS Securities

The AFS securities that are in an unrealized loss position and temporarily impaired as of September 30, 2010 and December 31, 2009 are shown in the following table:

	Successor Company September 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
U.S. Treasury/U.S. Agencies	$65,124	$(3)	$—	$—	$65,124	$(3)
Municipal bonds	208,747	(2,107)	—	—	208,747	(2,107)
Mortgage backed securities	51,310	(305)	—	—	51,310	(305)
Collateralized mortgage obligations	52,275	(314)	—	—	52,275	(314)

Total	$377,456	$(2,729)	$—	$—	$377,456	$(2,729)

	Predecessor Company December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
U.S. Treasury/U.S. Agencies	$141,013	$(1,089)	$—	$—	$141,013	$(1,089)
Municipal bonds	55,457	(2,418)	11,167	(2,425)	66,624	(4,843)
Collateralized mortgage obligations	30,116	(136)	10,313	(1,655)	40,429	(1,791)
Asset-backed securities	—	—	1,271	(692)	1,271	(692)

Total	$226,586	$(3,643)	$22,751	$(4,772)	$249,337	$(8,415)

The $2.7 million of unrealized losses for the AFS portfolio as of September 30, 2010 was a result of market interest rate fluctuations and not a result of underlying credit deterioration.  The fair value is based on current market prices obtained from independent sources for each security held.  The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the most recent ratings on all securities are BBB- or better by Standard and Poor’s (“S&P”) or Baa3 or better by Moody’s Financial Services (“Moody’s”), which would classify as investment grade.  The total position of the unrated municipal bonds previously held in the AFS portfolio was sold in August 2010 for a net gain of $373,000.  The Asset Backed Securities (“ABS”) that were in an unrealized loss position at December 31, 2009 are now in a unrealized gain position at September 30, 2010.  At September 30, 2010, the Company does not have any securities in the AFS portfolio in an unrealized loss position for over 12 months.

Management has determined that the securities which are in an unrealized loss position do not have a credit loss component that would require an impairment to be recognized.  Management does not intend to sell any of the securities in a loss position nor are there any securities in a loss position that would require Management to sell them at September 30, 2010.  As such, Management does not believe that there are any securities that are other-than-temporarily impaired as of September 30, 2010.

The purchase accounting required that all assets and liabilities be recorded at fair value at August 31, 2010.  The AFS securities were already reported at their fair value at August 31, 2010 but, due to the purchase accounting the fair value is established as the new basis for investment securities.

Securities by Maturity

The following table provides a summary of the scheduled maturity of the AFS securities held by the Company at September 30, 2010 and December 31, 2009.

Available-for-sale:

	Successor Company September 30, 2010		Predecessor Company December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)		(dollars in thousands)
In one year or less	$113,298	$113,183	$159,001	$158,138
After one year through five years	505,422	506,012	657,564	672,384
After five years through ten years	89,883	89,337	141,421	146,178
After ten years	161,966	160,542	177,470	176,987

Total available-for-sale securities	$870,569	$869,074	$1,135,456	$1,153,687

Interest Income

The following table presents a summary of interest income for AFS securities for the one month ended September 30, 2010, for the two and eight months ended August 31, 2010, and for the three and nine months ended September 30, 2009:

	Successor Company	Predecessor Company
(dollars in thousands)	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest income for AFS securities:
U.S. treasury securities	$2	$56	$219	$111	$446
U.S. agencies	162	1,043	5,626	3,391	13,102
Asset-backed securities	19	23	92	34	104
CMO’s and MBS	627	1,669	6,388	2,618	7,921
State and municipal securities	719	1,869	7,727	3,755	11,265

Total interest income for AFS securities	$1,529	$4,660	$20,052	$9,909	$32,838

Securities Pledged

Securities with a carrying value of approximately $660.4 million and $719.1 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public funds, trust deposits, repurchase agreements and other borrowings as required or permitted by law.

Investment in Federal Home Loan Bank and Federal Reserve Bank Stock

The Company’s investment in stock of the FHLB amounted to $67.5 million and $72.9 million at September 30, 2010 and December 31, 2009, respectively.  The Company’s investment in stock of the FRB amounted to $10.7 million and $10.6 million at September 30, 2010 and December 31, 2009, respectively.  The investment of FHLB and FRB stock is included in other assets of the Company’s Consolidated Balance Sheets.

FHLB has not paid dividends in two of the last seven quarters.  In August 2010, the Bank received a $78,000 stock dividend.  In October 2010, the FHLB declared a cash dividend for the third quarter of 2010 at an annualized dividend rate of 0.39% which the FHLB expects to pay in November 2010.  In addition, the FHLB announced in October 2010 that they will continue to repurchase excess capital stock.  Management will continue to monitor the affairs of the FHLB and evaluate its investment in this stock.  The FHLB is rated AAA by Moody’s and S&P as of September 30, 2010.  No impairment has been recognized for this investment.

NOTE 6. LOANS

Loans Held for Sale

At September 30, 2010, the Company had $25.6 million of loans held for sale compared to $19.2 million at December 31, 2009.  At September 30, 2010, the loans held for sale consisted entirely of residential real estate loans.  At December 31, 2009, the loans held for sale consisted of $13.4 million of residential real estate loans, $4.3 million of SBA loans and $1.5 million of commercial real estate loans.

Loans Held for Investment

The composition of the Company’s loans held for investment is as follows:

(dollars in thousands)	Successor Company September 30, 2010	Predecessor Company December 31, 2009
Real estate:
Residential - 1 to 4 family	$956,979	$1,102,971
Commercial (1)	2,019,663	2,338,987
Construction	279,878	445,391
Home equity loans	282,456	360,113
Commercial loans	330,005	731,091
Consumer loans	52,658	113,007
Other loans	26,578	74,871

Loans held for investment, net	3,948,217	5,166,431
Allowance for loan and lease losses	(55)	(272,852)

Net loans	$3,948,162	$4,893,579

(1)	Commercial real estate loans include multi-family residential real estate loans

Total loans are net of deferred loan origination, commitment and extension fees and origination costs of $4.2 million as of September 30, 2010 and $5.6 million as of December 31, 2009 except for PCI loans, for which the unamortized loan origination, commitment, and extension fees and origination costs were taken into account in determining their fair value and therefore eliminated in the acquisition accounting discussed in Note 1, “Summary of Significant Accounting Policies”.

Purchase Credit Impaired (“PCI”) Loans

PCI loans had an unpaid principal balance of $4.02 billion and a carrying amount of $3.59 billion at August 31, 2010.  PCI loans had an unpaid principal balance of $3.93 billion and a carrying amount of $3.57 billion at September 30, 2010.

On the Transaction Date, the components of the fair value of the PCI loans were as follows:

August 31, 2010
(in thousands)

Contractually required payments including interest	$5,138,636
Nonaccretable difference	(543,217)

Cash flows expected to be collected	4,595,419
Accretable yield	(1,003,496)

Total at August 31, 2010	$3,591,923

The contractually required payments represent the total undiscounted amount of all uncollected contractual principal and contractual interest payments both past due and scheduled for the future, adjusted for the timing of estimated prepayments and any full or partial charge-offs prior to the Investment Transaction. Nonaccretable difference represents contractually required payments in excess of the amount of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the initial investment in the PCI loans, which is their fair value at the time of the Investment Transaction.

The excess of cash flows expected to be collected over the initial fair value of PCI loans is referred to as the accretable yield and is accreted into interest income over the estimated life of the PCI loans using the effective yield method.  The accretable yield will change due to changes in:

■	The estimate of the remaining life of PCI loans which may change the amount of future interest income, and possibly principal, expected to be collected;

■	The estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and

■	indices for PCI loans with variable rates of interest.

For PCI loans, the impact of loan modifications is included in the evaluation of expected cash flows for subsequent decreases or increases of cash flows.  For variable rate PCI loans, expected future cash flows will be recalculated as the rates adjust over the lives of the loans.  At acquisition, the expected future cash flows were based on the variable rates that were in effect at that time.

The change in the accretable yield related to PCI loans is presented in the following table.

One Month Ended September 30, 2010
(in thousands)
Total at August 31, 2010	$1,003,496
Accretable yield (recognized in earnings)	18,500
Reclassification from nonaccretable difference for loans with improving cash flows	—
Changes in expected cash flows that do not affect nonaccretable difference(1)	—

Total at September 30, 2010	$984,996

(1)

Represents changes in interest cash flows due to the impact of modifications incorporated into the quarterly assessment of expected future cash flows and/or changes in interest rates on variable rate loans.

When it is estimated that the expected cash flows have decreased subsequent to acquisition for a PCI loan or pool of loans, an allowance is established and a provision for additional loss is recorded as a charge to income.  No adjustments were made to the estimated cash flows during the one month ended September 30, 2010 and no allowance for loan loss or provision expense recognized for the PCI loans during the one-month period ended September 30, 2010.

Pledged Loans

At September 30, 2010 and December 31, 2009, loans secured by first trust deeds on residential and commercial real estate property with principal balances totaling $619.5 million and $891.3 million, respectively, were pledged as collateral to the FRB; and $1.94 billion and $2.48 billion, respectively, were pledged to the FHLB.  The amount of loans pledged does not represent the amount of outstanding borrowings at the FRB or the FHLB.  The Company pledges loans as collateral for the Company’s borrowings in accordance with the Company’s agreements with the FRB and the FHLB.

Letters and Lines of Credit

The following table represents the contractual commitments for lines and letters of credit by maturity at September 30, 2010:

	September 30, 2010
	Total	Less than one year	One to three years	Three to five years	More than five years
	(in thousands)
Unfunded Commitments	$675,183	$212,608	$86,674	$97,162	$278,739
Standby letters of credit and financial guarantees	78,398	20,375	35,950	11,869	10,204

Total	$753,581	$232,983	$122,624	$109,031	$288,943

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

The Company has exposure to credit losses from unfunded loan commitments and letters of credit.  Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding.  Estimated loan losses related to these contractual commitments are not included in the allowance for loan and lease losses reported in Note 9, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements.  Instead, a separate loss contingency or reserve for these commitments is established as a liability within other liabilities on the Company’s Balance Sheets.  This reserve for the unfunded loan commitments and letters of credit was $3,000 at September 30, 2010.  Changes to this liability are adjusted through other noninterest expense in other expense and are disclosed in the table below as “Additions/(reductions), net.”  The increase in the reserve for off balance sheet commitments for the comparable periods is explained in Note 17, “Other Expense” of these Consolidated Financial Statements.

In past quarters, the estimate for loan losses on off-balance sheet instruments was regarded as a contingent liability which was recognized under the provisions of ASC Topic 450, Loss Contingencies.  It was included within other liabilities and the charges to income that establish this liability were reported within other noninterest expense.

At August 31, 2010, with the application of purchase accounting, the Company valued the commitments directly, because the fair value concept as applied to liabilities is intended to reflect the amount the Company would have to pay for a third party to assume a liability.  This is a one time measurement, and the Company will reduce this liability as these commitments are funded or expire without being funded.  The Company recorded a fair value liability of $19.0 million for the estimated loss for commitments extended subsequent to the Investment Transaction.

The table below summarizes the activity for the reserve for off balance sheet commitments:

	Successor Company	Predecessor Company
(dollars in thousands)	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Beginning balance	$—	$18,145	$16,259	$22,625	$8,014
Additions/(reductions), net	3	855	2,741	(6,961)	7,650

Balance	$3	$19,000	$19,000	$15,664	$15,664

NOTE 7. IMPAIRED LOANS

The following table reflects recorded investment in impaired loans:

(dollars in thousands)	Successor Company September 30, 2010	Predecessor Company December 31, 2009
Impaired loans with specific valuation allowance	$—	$84,616
Valuation allowance related to impaired loans	—	(17,544)
Impaired loans without specific valuation allowance	—	210,115

Impaired loans, net	$—	$277,187

Impaired Loans as of December 31, 2009

There is credit risk associated with all loans, and for this general credit risk usually measured by historical loss rates by type of loan, the ALLL is provided.  However, the Company may become aware, because of the circumstances of individual borrowers such as delinquent payments or deteriorating financial condition evidenced in the customer’s financial statements, that it should not be expected that interest and principal payments will be received according to the contractual terms of the loan.  In such cases, the loan is regarded as impaired.  In such circumstances, the Company determines a fair value for the loan by one of three methods: a market price at which the loan could be sold, a discounted net present value of the expected cash flows, or by the value of the collateral if it is expected that recovery will need to come from sale of the collateral.  A valuation allowance may be established for an impaired loan when the fair value is less than the loan recorded on the balance sheet, or when recovery is expected from the collateral, impaired loans are charged-off to the underlying collateral’s fair value less estimated selling costs instead of holding a valuation allowance.  Loans for which a specific valuation allowance has been established are reported in the first line of the table above, “Impaired loans with specific valuation allowance”.  Loans which have been written down to the fair value of their collateral or loans for which the collateral value is equal to or greater than the outstanding balance are included in the table above as “Impaired loans without specific valuation allowance”.  The amounts disclosed for December 31, 2009 for impaired loans with specific valuation allowance and impaired loans without specific valuation allowance are included with other loans held for investment in the table above, and the valuation allowance for impaired loans is included in the allowance for loan and lease losses reported in the balance sheet.

Impaired Loans as of September 30, 2010

The application of purchase accounting in the Investment Transaction impacted the disclosure for impaired loans.  All loans, impaired as well as non-impaired loans were recorded in the financial statements at their fair value and the allowance for loan loss was eliminated because the fair value is determined by the net present value of the expected cash flows taking into consideration the credit quality.  Consequently, after recording the purchase accounting adjustment, none of the loans have a carrying amount greater than their fair value.  Within the context of the accounting for impaired loans described in the preceding paragraph, there were no impaired loans after the purchase accounting adjustment and based on payments received in September 2010 compared to the estimate of expected cash flows developed as of August 31, 2010, no new impairment was identified.

The table below reflects the average balance and interest recognized for impaired loans for the one month ended September 30, 2010, for the two and eight months ended August 31, 2010, and for the three and nine months ended September 30, 2009.

	Successor Company	Predecessor Company
(dollars in thousands)	One Month Ended September 31, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010	Three Months Ended September 30, 2009	Six Months Ended September 30, 2009
Average investment in impaired loans for the period	$—	$454,261	$375,064	$229,777	$208,841
Interest recognized during the period for impaired loans	$—	$7,363	$26,042	$6,732	$17,557

NOTE 8. LOAN SALES AND TRANSACTIONS

Commercial, residential real estate, commercial real estate loans and construction loans

The Company sold commercial loans, residential real estate loans, commercial real estate loans and construction loans.  The table below reflects the loan sale activity by loan type for the one month ended September 30, 2010, for the two and eight months ended August 31, 2010, and for the three and nine months ended September 30, 2009:

	Successor Company	Predecessor Company
(dollars in thousands)	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Loans sold:
Residential real estate loans	$14,007	$29,220	$106,204	$113,246	$199,759
Commercial loans	—	—	20,048	—	1,452
Commercial real estate and construction loans	—	—	1,985	85,211	85,211

Total loans sold	$14,007	$29,220	$128,237	$198,457	$286,422

Net gain (loss) on loans sold:
Net gain on residential real estate loans sold	$276	$564	$1,382	$516	$1,622
Net gain (loss) on commercial loans sold	—	—	3,520	—	(253)
Net gain (loss) on commercial real estate and construction loans sold	—	—	131	(1,348)	(1,348)

Total net gain on loans sold	$276	$564	$5,033	$(832)	$21

Loans sold with servicing released:
Residential real estate loans	$11,216	$24,762	$85,440	$31,966	$104,900
Commercial loans	—	—	20,048	—	1,452
Commercial real estate and construction loans	—	—	1,985	85,211	85,211

Total loans sold with servicing released	$11,216	$24,762	$107,473	$117,177	$191,563

Loans sold with servicing retained:
Residential real estate loans	$2,791	$4,458	$20,764	$81,280	$94,859

Total loans sold with servicing retained	$2,791	$4,458	$20,764	$81,280	$94,859

Servicing rights recorded on loans sold:	$32	$48	$227	$792	$907
Residential real estate loans sold:
Loans sold that were originated for sale	$14,007	$28,589	$90,474	$74,279	$159,086
Loans sold from held for investment portfolio	$—	$631	$15,730	$38,967	$40,673

For more information on loan servicing rights, refer to Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements.

SBA Loans

The table below reflects the SBA loan sale activity by loan type for the one month ended September 30, 2010, for the two and eight months ended August 31, 2010, and for the three and nine months ended September 30, 2009:

	Successor Company	Predecessor Company
(dollars in thousands)	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
SBA loans sold:
Loans sold in their entirety - guaranteed & non-guaranteed portions	$—	$—	$1,620	$—	$—
Loans sales recognized with 90 day delay -guaranteed portion	—	—	2,684	4,582	10,763

Total SBA loans sold	$—	$—	$4,304	$4,582	$10,763

Net gain on SBA loans sold:
Net gain on loans sold in their entirety -guaranteed & non-guaranteed portions	$—	$—	$26	$—	$—
Net gain on loans sales recognized with 90 day delay - guaranteed portion	—	—	189	249	303

Total net gain on SBA loans sold	$—	$—	$215	$249	$303

Servicing rights recorded on
SBA loans sold:	$—	$—	$53	$70	$163

As disclosed in Note 1, “Summary of Significant Accounting Policies”, the Company adopted a new accounting standard for the transfer and sale of financial assets on January 1, 2010.  As a result, recognition of the gain on sale on SBA loans that do not meet the definition of a participating interest will be delayed until the sale does meet the definition of a participating interest.  SBA loans have a government-guaranteed portion, and it is typically this portion that the Company sells into the secondary market, on a servicing retained basis.  If the transfer of the guaranteed portion of an SBA loan results in a premium, the “seller” is obligated by the SBA to refund the premium to the “purchaser” if the loan is repaid within ninety days of the transfer.  It is after this ninety day window that the sale meets the definition of a participating interest.  Due to these conditions, the Company is precluded from recognizing this gain on sale for certain SBA loan sales for ninety days.  The Company does, however, sell some SBA loans in their entirety (not just the guaranteed portion).  In these circumstances, the loan sales do meet the definition of a participating interest and, therefore, the gain can be recognized immediately.

The Company has recorded nominal servicing rights for the sold loans during the periods presented above.

At the date of the filing of this Form 10-Q, Management did not identify for sale any specific loans in the Company’s held for investment portfolio.

NOTE 9. ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents a summary of the allowance for loan and lease losses for the one month ended September 30, 2010, for the two and eight months ended August 31, 2010, and for the three and nine months ended September 30, 2009:

	Successor Company	Predecessor Company
(dollars in thousands)	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance, beginning of period - continuing operations	$—	$276,900	$272,852	$258,032	$140,908
Loans charged-off (1)	—	(11,418)	(167,979)	(37,192)	(191,752)
Recoveries on loans previously charged-off	—	2,150	9,813	2,087	6,153

Net charge-offs	—	(9,268)	(158,166)	(35,105)	(185,599)

Purchase accounting adjustment	—	(282,632)	(282,632)	—	—
Provision for loan losses	55	15,000	171,583	47,141	314,759
Adjustments from loan sales	—	—	(3,637)	(679)	(679)
Balance, end of period - continuing operations

	$55	$—	$—	$269,389	$269,389

(1)	For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.

As a result of the Investment Transaction, the purchase accounting required by the accounting guidance for business combinations significantly impacts the Company’s allowance for loan and lease losses.  The revaluation of assets required by this accounting guidance results in all loans being reported at their fair value as of August 31, 2010.  The fair value is presumed to take into account the contractual payments on loans that are not expected to be received, and consequently no allowance for loan loss is provided for the Company’s loans as of the Transaction Date.  Accordingly, the $282.6 million purchase accounting adjustment noted in the table above reflects the adjustment to the allowance for loan loss prior to the Transaction Date.  The $55,000 allowance for loan loss reported as of September 30, 2010 relates only to the Company’s estimate of changes in the credit quality of originated loans during the one-month period from September 1, 2010.

In addition, as discussed above, ASC 310-30, the accounting guidance for PCI loans, permits the Company at the time of the transaction to place loans that have suffered credit deterioration since their origination into groups or pools of loans with similar risk characteristics.  Management elected an accounting policy to apply expected cash flows accounting guidance to all loans subject to the business combination and push-down accounting requirements for loan portfolios acquired in a business combination.  This election is in accordance with the AICPA letter to the Securities and Exchange Commission dated December 18, 2009 and has been elected for all loans held except for revolving lines of credit where the borrower still has revolving privileges.  In accordance with the AICPA letter to the Securities and Exchange Commission dated December 18, 2009, Management will follow all of the accounting and disclosure requirements in the applicable PCI loan accounting guidance for the non-PCI loans, including the requirement on maintaining the integrity of a pool of multiple loans accounted for as a single asset.

As of the Transaction Date, the Company was required to estimate the cash flows to be received from the pool.  Management anticipates that the actual cash flows for each individual loan within the pool will differ each quarter from the estimate calculated at the Transaction Date.  Consequently, it is expected that cash flows from some of the loans within the pool will exceed the estimate prepared for them and will be less than the estimate for other.  However, from the Transaction Date forward, the pooled loans are accounted for as if they are single assets, and only if the cash flows for the whole pool are less than was estimated at the Transaction Date is an allowance established for the pool through recognition of an allowance for loan loss or “allowance” through a provision for loan loss.  Each subsequent quarter the Company is again required to prepare a revised estimate for the pools that were established at the Transaction Date.  If the revised estimate is less than the previous estimate, an allowance or an addition to the allowance is recorded to reflect the lesser expected cash flows.  If the revised estimate is more than the previous estimate, any allowance previously recorded for the pool is reduced or eliminated and only then is there an adjustment to the recognition of interest income.

As mentioned in the discussion of PCI loans in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements, the Company has classified all of its loans, other than those specifically excluded by the accounting guidance such as home equity lines of credit and other revolving credit facilities, as PCI loans.

NOTE 10. DEFERRED TAX ASSET AND TAX PROVISION

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

For the one month ended September 30, 2010, the Company did not record a tax provision or benefit.  For the two and eight months ended August 31, 2010, a tax benefit of $1.8 million and $4.7 million, respectively, were recorded and for the three and nine months ended September 30, 2009, a tax benefit of $3.8 million and $13.5 million, respectively, were recorded.

As a result of the Investment Transaction, the Company incurred an ownership change under Section 382 of the Internal Revenue Code. The ownership change will limit the amount of certain items of the net deferred tax asset including net operating losses and credit carryforwards.

The Company still has a valuation allowance fully offsetting its deferred tax assets, but the deferred tax asset decreased in the first nine months of 2010.  One component of the deferred tax asset is the temporary difference related to unrealized gains and losses on AFS securities.  As shown in Note 5, “Investment Securities” to the Consolidated Financial Statements, as interest rates decreased during 2010, unrealized gains increased and unrealized losses decreased.  The tax effect of these changes is to increase the deferred tax liability or decrease the deferred tax asset.  With these changes the valuation allowance needed to be reduced so as not to exceed the net deferred tax asset related to the AFS securities.  This reduction of the valuation allowance was recorded through the income tax benefits for the three and nine- month periods ended September 30, 2010.  There was also an adjustment to the deferred tax asset and valuation allowance as the Company changed its estimate of the amount of past taxes it could claim through carrybacks.

At September 30, 2010, the Company’s net deferred tax asset had a full valuation allowance, and a tax receivable of $56.8 million.  The tax receivable for the carrybacks is included in other assets.

NOTE 11. DISCONTINUED OPERATIONS – RAL AND RT PROGRAMS

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

At December 31, 2009, the RAL and RT Programs were reported as part of the Company’s continuing operations since the agreement was not signed until January 14, 2010.  Beginning March 31, 2010, the Company reported the RAL and RT Programs as discontinued operations and all prior periods have been retrospectively revised to reflect the operations from the RAL and RT Programs as discontinued operations throughout the Consolidated Financial Statements and the accompanying notes.

A summary of the items related to the gain on sale of the RAL and RT Programs is as follows:

(dollars in thousands)
Proceeds received from purchaser:	$10,000

Assets sold:
Leasehold improvements	678
Furniture, fixtures & equipment	1,399
Prepaid assets	2,110

Total assets sold	4,187

Liabilities sold:
Accrued expenses	2,321
Deferred rent	164

Total liabilities sold	2,485

Assets less liabilities sold:	1,702

Expenses incurred as part of the sale	138

Gain on sale	$8,160

A summary of the assets and liabilities reclassified to discontinued operations in the Company’s Consolidated Balance Sheets is as follows:

(dollars in thousands)	Successor Company September 30, 2010	Predecessor Company December 31, 2009
Assets:
Cash and due from banks	$—	$71,106
Prepaid assets	—	2,075
Premises and equipment, net	—	2,077

Total assets	$—	$75,258

Liabilities:
Noninterest bearing demand accounts	$—	$72,375
Accrued expenses	—	2,834
Accrued interest	—	49

Total liabilities	$—	$75,258

There are $84.5 million noninterest bearing demand accounts at September 30, 2010 consisting of checks issued for RALs and RTs from 2010 and prior years that have not cleared.  Subsequent to the Investment Transaction, the Company no longer reports these balances as discontinued operations. The Company expects to pay these amounts as they are presented or escheat them over the next several years according to the various state laws governing unclaimed property.

The following table presents a summary of the items classified as discontinued operations in the Company’s Statement of Operations for the two and eight months ended August 31, 2010, and for the three and nine months ended September 30, 2009:

	Successor Company	Predecessor Company
(dollars in thousands)	One Month Ended September 31, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest income:
Loans	$—	$—	$—	$—	$151,611
Other	—	—	—	116	1,262

Total interest income	—	—	—	116	152,873
Interest expense:
Deposits	—	—	—	518	11,342
Securities sold under agreements to repurchase and Federal funds purchased	—	—	—	—	8
Long-term debt and other borrowings	—	—	—	—	207

Total interest expense	—	—	—	518	11,557
Net interest income:	—	—	—	(402)	141,316
Provision for loan losses	—	—	—	(4,778)	75,809

Net interest income after provision for loan losses	—	—	—	4,376	65,507
Noninterest income:
Gain on sale of discontinued operations	—	—	8,160	—	—
Refund transfer fees	—	—	—	525	68,076
Service charges and fees	—	(87)	3	50	2,553
Other	—	—	—	—	—

Total noninterest income	—	(87)	8,163	575	70,629
Noninterest expense:
Salaries and employee benefits	—	—	686	1,864	11,475
Occupancy expense, net	—	—	48	406	1,101
Refund program fees	—	(16)	—	—	47,428
Other	—	(35)	698	987	12,439

Total noninterest expense	—	(51)	1,432	3,257	72,443

Income before provision for income taxes	—	(36)	6,731	1,694	63,693
Provision for income taxes	—	—	—	712	26,783

Net income from discontinued operations	$—	$(36)	$6,731	$982	$36,910

Since the RAL and RT Programs were sold on January 14, 2010, a majority of the income and expenses incurred for the eight-month period ended August 31, 2010 were the income and expenses incurred during the first 14 days of the year.  Most of the expenses incurred after January 14, 2010 have been reimbursed by SBTPG with the exception of some of the overhead expenses and transactional expenses for the servicing of RTs.  The reimbursements from SBTPG were recorded as a reduction of expense.

NOTE 12. LONG-TERM DEBT AND OTHER BORROWINGS

The following table is a summary of long-term debt and other borrowings:

(dollars in thousands)	Successor Company September 30, 2010	Predecessor Company December 31, 2009
Other short-term borrowings:
Amounts due to the Federal Reserve Bank	$3,514	$6,484
Federal Home Loan Bank advances	—	20,000

Total short-term borrowings	3,514	26,484

Long-term debt:
Federal Home Loan Bank advances	8,010	1,079,493
Subordinated debt issued by the Bank	43,191	121,000
Subordinated debt issued by the Company	51,130	69,426

Total long-term debt	102,331	1,269,919

Total long-term debt and other short-term borrowings	105,845	1,296,403

Obligations under capital lease	15,671	15,425

Total long-term debt and other borrowings	$121,516	$1,311,828

Long-term debt and other borrowings were $121.5 million at September 30, 2010. The balance at December 31, 2009 was $1.31 billion. Short-term and long-term FHLB advances decreased $1.09 billion from repayments and maturities. In the first half of 2010, the Company prepaid $236.0 million of its FHLB advances. The Company replaced some of this in the second quarter of 2010 with new advances at lower rates and then prepaid $802.4 million in early September 2010.

On May 17, 2010, the Company commenced cash tender offers for any and all of its outstanding trust preferred securities and the Bank commenced cash tender offers for any and all of its outstanding subordinated debt securities.  As of the expiration of the tender offers, on August 27, 2010 at 5:00 p.m., New York City time (the “Tender Expiration Date”), the Bank had received valid tenders from holders of $68.0 million in aggregate principal amount of subordinated debt securities.  The Company did not receive valid tenders from holders of any trust preferred securities.  On August 31, 2010, the Bank accepted for purchase, and made payment for, all subordinated debt securities validly tendered prior to the Tender Expiration Date.  No shares of our common stock were issued as consideration for the tender offers.

Cash tender offers on August 31, 2010 were completed for $50.0 million in aggregate principal amount of the Bank’s Subordinated Debenture due 2014 and $18.0 million in aggregate principal amount of the Bank’s 9.22% Subordinated Bank Notes due 2011, in each case at a purchase price of $650 per $1,000 in principal amount of such securities. Additional capital of $24.0 million was recorded for the cash tender offer as a purchase accounting adjustment since the cash tender offer was a condition of the Investment Transaction.

Other Short-Term Borrowings

For the one-month period ended September 30, 2010, interest expense on short-term borrowings was $320,000 at a weighted average rate of 1.19%.  For the two and eight-month periods ended August 31, 2010, interest expense on short-term borrowings was $1.4 million and $5.4 million, respectively, at a weighted average rate of 2.62% and 2.58%, respectively.  For the three and nine-month periods ended September 30, 2009, interest expense on short-term borrowings was $2.2 million and $8.0 million, respectively, at a weighted average rate of 2.57% and 3.15%, respectively.

Secured Borrowings—SBA Loan Sales

As disclosed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements, the Company adopted a new accounting standard at January 1, 2010 for the sale and transfers of financial assets which impacts the accounting for the sale of SBA loans.  At September 30, 2010, the Company did not have any secured borrowings for the SBA loan sales.

NOTE 13. POSTRETIREMENT BENEFITS

As disclosed in the 2009 Form 10-K, the Company’s Compensation Committee of the Board of Directors approved the reduction in the Company’s contributions towards retiree health insurance benefits effective March 1, 2010.  Specifically, the Company discontinued the Company’s contributions for retirees eligible for health insurance through Medicare, eliminated its contribution for the retiree health insurance for future retirees, and has limited its contribution to 50% of the cost of health insurance premiums for retirees not yet eligible for Medicare.  These decisions combined with a reduction of the number of current employees reduced the net present value of the Company’s APBO for future benefits by $24.9 million at December 31, 2009.  Of the $24.9 million reduction of the APBO, $21.5 million of the APBO remained in the Company’s OCI at December 31, 2009, and was recognized into income through August 31, 2010.  Due to the Investment Transaction, the amount remaining in OCI for postretirement benefits was recognized at the Transaction Date as part of the purchase accounting entries recorded.

The following table summarizes the (income) expense for postretirement benefits:

	Successor Company	Predecessor Company
(dollars in thousands)	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Service cost	$—	$—	$—	$352	$1,056
Interest cost	10	21	84	358	1,074
Expected return on plan assets	(76)	(152)	(609)	(167)	(501)
Recognition of loss on plan assets	—	391	1,564	307	921
Prior service cost	—	(811)	(3,242)	(161)	(483)

Total	$(66)	$(551)	$(2,203)	$689	$2,067

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

During the second quarter of 2010, the Company amended the Voluntary Employees Benefit Association (“VEBA”) Plan documents to permit these plan assets to be used to pay the Company’s portion of current employee health insurance costs.  As a result, at June 30, 2010, the assets held by the VEBA are now permitted to be used for current employee health insurance benefits.  Prior to this amendment, these assets were restricted for the payment of non-key retiree health insurance benefits.  To segregate the postretirement liability for the estimated key and non-key future retiree health insurance benefits, the postretirement asset was increased by $3.2 million and a $3.2 million liability was established.  At September 30, 2010, the postretirement plan asset was $15.1 million or a net overfunded balance of $11.9 million.

For a more detailed explanation of these benefits see Note 15, “Postretirement Benefits” of the Consolidated Financial Statements in the 2009 Form 10-K.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Leasing of Premises

The Company leases the majority of its locations.  Substantially all of these leases contain multiple renewal options and provisions for increases to lease payments.  As of September 30, 2010, the minimum obligations under non-cancelable leases for the next five years and thereafter are shown in the table below.  These amounts are not adjusted for the contractual obligations of sub-tenants owed to the Company.  Sub-tenants’ lease obligations to the Company were approximately $1.6 million at September 30, 2010.  Approximately 87% of these payments are due to the Company over the next three years.  As part of the Investment Transaction, a purchase accounting adjustment was recorded to value the contractual lease obligations to fair market value at the Transaction Date.  Because the contractual lease payments are higher than current market rental rates, the purchase accounting adjustment resulted in a premium or liability which is being amortized against rent expense over the individual terms of the leases, which is reflected in the table below to arrive at total lease expense.

The following table summarizes the contractual lease obligations and lease expense at September 30, 2010:

	September 30, 2010
	Less than one year	One to three years	Three to five years	More than five years	Total	December 31, 2009
	(dollars in thousands)
Non-cancelable leases	$12,303	$20,144	$13,676	$41,558	$87,681	$92,373
Capital leases	748	1,649	2,055	30,097	34,549	35,110

Contractual lease obligations	13,051	21,793	15,731	71,655	122,230	127,483

Purchase accounting amortization	(1,263)	(1,731)	(1,272)	(4,628)	(8,894)	—

Total lease expense	$11,788	$20,062	$14,459	$67,027	$113,336	$127,483

Legal Matters Update

1.

On October 29, 2009, a shareholder derivative suit was filed by James Clem on behalf of Pacific Capital Bancorp against former Chief Executive Officer (“CEO”), George Leis, the former Chief Financial Officer (“CFO”), Stephen Masterson, former Chief Credit Officer (“CCO”), David Porter, all members of the Board of Directors of the Company and Sandler O’Neill Partners L.P. and against the Company as a nominal defendant.  The lawsuit is entitled James Clem v. George S. Leis, et al.  The complaint was filed in the Superior Court in Santa Barbara, Case No. CIVRS1340306, and alleged breach of fiduciary duty, waste of corporate assets and unjust enrichment by the defendants.  The complaint alleged that the Company and the officer defendants made knowingly false statements of confidence regarding the adequacy of loan loss reserves taken in the first quarter of 2009, which plaintiff Clem contended were proven false when the Company announced second quarter results, which included an additional $117 million reserve.

On November 30, 2009, Marianne Monty filed a similar shareholder derivative suit against the same defendants except CCO, David Porter, who was not included.  The lawsuit is entitled Marianne Monty v. George S. Leis, et al.  This complaint was also filed in the Superior Court in Santa Barbara, Case No. CIVRS1340825. On January 5, 2010, the Court entered an order consolidating this case and the Clem case.  The Court subsequently appointed Ms. Monty as lead plaintiff of the consolidated case.  Ms. Monty filed a consolidated complaint, expanding her allegations of wrongdoing to include direct claims based on the Company’s approval of a proposed recapitalization transaction with the Investor.  Ms. Monty filed a motion for preliminary injunction, seeking to enjoin the closing of the Investment Transaction until a shareholder vote could be held.  The Court denied the motion, and Ms. Monty appealed from that denial.  The appeal is pending, and the Court of Appeal has not yet set a hearing date.  The Company’s demurrer to the consolidated complaint was overruled, and the defendants’ answer to the consolidated complaint is due on December 6, 2010.

2.

By order dated April 29, 2009, the Santa Barbara County Superior Court approved a settlement in the class action lawsuit entitled Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, NA, and Jackson Hewitt, Inc. (Case No. 1156354).  The Company was named as a defendant in the Hood litigation, and contemporaneous updates regarding that case were included in prior filings.  The Court entered judgment consistent with the settlement, and that judgment is final.  By letter dated September 16, 2010, Jackson Hewitt, Inc. has made a demand on the Company for indemnification for the amount it paid in settlement, plus costs and attorneys’ fees, in the Hood case.  The amount sought by Jackson Hewitt, Inc. would not have a material effect on the Company’s financial position, results of operation or cash flow.

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

NOTE 15. EARNINGS PER SHARE

The following table presents a reconciliation of basic income/(loss) per share and diluted income/(loss) per share.  The denominator of the diluted earnings per share ratio for the one month ended September 30, 2010 includes the effect of dilutive securities.  The securities outstanding that are potentially dilutive are employee stock options, restricted stock and common stock warrants.  When the Company reports a net loss there is no dilution of income from the potentially dilutive securities and therefore, diluted loss per common share is calculated using basic weighted average shares outstanding.

	Successor Company	Predecessor Company
(dollars in thousands, except per share amounts)	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net income/(loss) from continuing operations	$4,958	$(26,088)	$(171,635)	$(39,219)	$(440,713)
(Expense)/income from discontinued operations, net of tax	—	(36)	(1,429)	982	36,910
Gain on sale of discontinued operations, net of tax	—	—	8,160	—	—

(Expense)/income from discontinued operations, net	—	(36)	6,731	982	36,910

Net income/(loss)	4,958	(26,124)	(164,904)	(38,237)	(403,803)
Less: Dividends and accretion on preferred stock	—	1,755	6,938	2,511	7,452

Net income/(loss) applicable to common shareholders	$4,958	$(27,879)	$(171,842)	$(40,748)	$(411,255)

Basic weighted average shares outstanding	963,066	50,532	47,758	46,723	46,680
Dilutive effect of stock options	196	—	—	—	—
Dilutive effect of common stock warrants	1,160	—	—	—	—
Dilutive effect of incremental shares from assumed conversion	1,944,972	—	—	—	—

Diluted weighted average shares outstanding	2,909,394	50,532	47,758	46,723	46,680

Income/(loss) from continuing operations per common share
Basic	$0.01	$(0.52)	$(3.59)	$(0.84)	$(9.44)
Diluted(1)	$—	$(0.52)	$(3.59)	$(0.84)	$(9.44)
Income from discontinued operations per common share
Basic	$—	$—	$0.14	$0.02	$0.79
Diluted(1)	$—	$—	$0.14	$0.02	$0.79
Income/(loss) applicable to common shareholders per share
Basic	$0.01	$(0.55)	$(3.60)	$(0.87)	$(8.81)
Diluted(1)	$—	$(0.55)	$(3.60)	$(0.87)	$(8.81)

(1)	No dilutive shares from stock options or restricted stock were included in the computation of diluted earnings per share in those periods that have a net loss.

As part of the Investment Transaction on August 31, 2010, the Company issued 225,000,000 shares of common stock at a purchase price of $0.20 per share and 455,000 shares of Series C Preferred Stock at a purchase price of $1,000 per share, for an aggregate purchase price of $500.0 million.  On September 23, 2010, of all of the Series C Preferred Stock issued to the Investor were converted into 2,275,000,000 shares of our common stock in the aggregate.

On September 24, 2010, all 195,045 shares of Series D Preferred Stock issued to Treasury were exchanged for 180,634 shares of Series B Preferred Stock and accrued and unpaid dividends of $14.4 million were converted into 360,833,250 shares of common stock pursuant to the terms of the Exchange Agreement.  In addition, on August 31, 2010, the Company amended the terms of the warrant to purchase 1,512,003 shares of common stock held by Treasury to provide for an exercise price of $0.20 per share and for a ten-year term following the Exchange Closing Date.

For the one-month period ended September 30, 2010, the average outstanding unexercised stock options of 1,046,000 shares were not included in the computation of earnings per share because they were anti-dilutive.

For the two and eight months ended August 31, 2010, the average outstanding unexercised stock options of 1,063,000 and 1,131,000 shares, respectively, were not included in the computation of earnings per share because they were anti-dilutive.

For the three and nine months ended September 30, 2009, the average outstanding unexercised stock options of 1,246,000 and 1,312,000 shares, respectively, were not included in the computation of earnings per share because they were anti-dilutive.  For the three and nine months ended September 30, 2009, the 1,512,000 shares of common stock warrants were not included in the computation of earnings per share because they were anti-dilutive.

NOTE 16. OTHER INCOME

The following table presents a summary of other income for the one month ended September 30, 2010, for the two and eight months ended August 31, 2010, and for the three and nine months ended September 30, 2009:

	Successor Company	Predecessor Company
(dollars in thousands)	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Other Income:
Gain/(loss) on loan sales	$267	$564	$5,227	$(606)	$236
Life insurance income	233	619	2,074	800	2,396
OREO valuation allowance	—	(81)	(3,186)	(837)	(1,862)
Loss on LIHTCP	(399)	(492)	(4,416)	(892)	(2,667)
Other	601	1,204	2,178	1,479	4,513

Total	$702	$1,814	$1,877	$(56)	$2,616

NOTE 17. OTHER EXPENSE

The following table presents a summary of other expense for the one month ended September 30, 2010, for the two and eight months ended August 31, 2010, and for the three and nine months ended September 30, 2009:

	Successor
	Company	Predecessor Company
	One Month	Two Months	Eight Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	August 31,	August 31,	September 30,	September 30,
(dollars in thousands)	2010	2010	2010	2009	2009
Other Expense:
Regulatory assessments	$1,707	$3,167	$13,094	$4,114	$15,216
Professional services	1,258	1,932	10,782	7,121	20,527
Software expense	868	1,858	8,660	3,563	11,521
Other intangible expense	745	155	621	261	923
Other real estate owned expense	594	733	2,643	635	1,238
Customer deposit service and support	580	1,211	4,961	2,065	6,040
Loan appraisal fees	426	590	1,429	441	1,168
Marketing	404	318	1,349	840	2,255
Supplies and postage	356	644	2,740	1,231	3,902
Furniture, fixtures and equipment, net	340	956	3,488	1,457	5,597
Telephone and data	230	464	2,288	989	3,243
Reserve for off balance sheet commitments	3	—	1,886	(6,961)	7,650
Legal settlement	—	1,755	2,088	—	—
LIHTCP impairment	—	—	—	8,876	8,876
FHLB advance prepayment penalties	—	—	864	—	3,798
Investment Transaction expense	—	13,063	13,063	—	—
Other	544	1,145	5,697	2,148	8,520

Total	$8,055	$27,991	$75,653	$26,780	$100,474

NOTE 18. SEGMENTS

In January 2010, the former CEO announced organizational changes that changed the structure and responsibilities of his direct reports.  These organizational changes also were aligned based on how the Company’s Board of Directors has set performance goals for the CEO and his management team.  Based on these changes, the Company re-defined its segments beginning January 2010 and restated the comparable periods presented in the tables below.  In addition, as disclosed in Note 11, “Discontinued Operations—RAL and RT Programs” of these Consolidated Financial Statements, the RAL and RT Program’s segment was sold in January 2010.

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

	Successor Company
	One Month Ended September 30, 2010
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$20,382	$—	$1,722	$22,104
Interest expense	2,107	40	1,873	4,020

Net interest income/(loss)	18,275	(40)	(151)	18,084
Provision for loan losses	55	—	—	55
Noninterest income/(loss)	2,515	1,697	(129)	4,083
Noninterest expense	9,565	1,408	6,181	17,154

Direct income/(loss) before tax	11,170	249	(6,461)	4,958
Indirect credit/(charge) for funds	2,287	1	(2,288)	—

Net income/(loss) from continuing operations before tax	$13,457	$250	$(8,749)	$4,958

Total assets	$4,160,554	$35,350	$2,099,265	$6,295,169
Goodwill	$21,852	$3,064	$—	$24,916

	Predecessor Company
	Two Months Ended August 31, 2010
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$38,971	$—	$5,217	$44,188
Interest expense	9,410	80	9,901	19,391

Net interest income/(loss)	29,561	(80)	(4,684)	24,797
Provision for loan losses	15,000	—	—	15,000
Noninterest income	5,053	3,482	1,109	9,644
Noninterest expense	13,808	2,078	31,452	47,338

Direct income/(loss) before tax	5,806	1,324	(35,027)	(27,897)
Indirect credit/(charge) for funds	381	3	(384)	—

Net income/(loss) from continuing operations before tax	$6,187	$1,327	$(35,411)	$(27,897)

Total assets	$4,213,132	$35,903	$2,966,441	$7,215,476
Goodwill	$—	$—	$—	$—

	Predecessor Company
	Eight Months Ended August 31, 2010
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$166,580	$—	$22,437	$189,017
Interest expense	38,192	317	41,819	80,328

Net interest income/(loss)	128,388	(317)	(19,382)	108,689
Provision for loan losses	171,583	—	—	171,583
Noninterest income	18,782	14,236	3,462	36,480
Noninterest expense	58,070	9,093	82,800	149,963

Direct (loss)/income before tax	(82,483)	4,826	(98,720)	(176,377)
Indirect (charge)/credit for funds	(2,807)	27	2,780	—

Net (loss)/income from continuing operations before tax	$(85,290)	$4,853	$(95,940)	$(176,377)

Total assets	$4,213,132	$35,903	$2,966,441	$7,215,476
Goodwill	$—	$—	$—	$—

	Predecessor Company
	Three Months Ended September 30, 2009
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$75,692	$—	$10,708	$86,400
Interest expense	16,490	116	18,738	35,344

Net interest income/(loss)	59,202	(116)	(8,030)	51,056
Provision for loan losses	47,141	—	—	47,141
Noninterest income	6,948	5,057	(662)	11,343
Noninterest expense	16,992	3,142	38,166	58,300

Direct income/(loss) before tax	2,017	1,799	(46,858)	(43,042)
Indirect (charge)/credit for funds	(6,253)	29	6,224	—

Net income/(loss) from continuing operations before tax	$(4,236)	$1,828	$(40,634)	$(43,042)

Total assets	$5,253,088	$16,625	$2,498,900	$7,768,613
Goodwill	$—	$—	$—	$—

	Predecessor Company Nine Months Ended September 30, 2009
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$232,140	$2	$38,976	$271,118
Interest expense	56,907	454	62,868	120,229

Net interest income/(loss)	175,233	(452)	(23,892)	150,889
Provision for loan losses	314,759	—	—	314,759
Noninterest income	22,408	16,055	(1,178)	37,285
Noninterest expense	195,921	25,657	106,096	327,674

Direct (loss)/income before tax	(313,039)	(10,054)	(131,166)	(454,259)
Indirect (charge)/credit for funds	(16,896)	51	16,845	—

Net loss from continuing operations before tax	$(329,935)	$(10,003)	$(114,321)	$(454,259)

Total assets	$5,253,088	$16,625	$2,498,900	$7,768,613
Goodwill	$—	$—	$—	$—

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

NOTE 19. REGULATORY AND OTHER RELATED MATTERS

Regulatory

On September 2, 2010, the Bank entered into an operating agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years shall have elapsed since the effective date of the operating agreement.

The Bank is also subject to a Consent Order issued by the OCC on May 4, 2010 (as modified on September 2, 2010, the “Consent Order”). Under the Consent Order, the Bank agreed, among other things, to the following:

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

On May 11, 2010, the Company entered into the Written Agreement with the FRB.  The Written Agreement restricts the payment of dividends by the Company, as well as the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the FRB.  The Written Agreement further requires that the Company not incur, increase, or guarantee any debt, repurchase or redeem any shares of its stock, or pay any interest or principal on subordinated debt or trust preferred securities, in each case without the prior approval of the FRB.  The Written Agreement also requires the Company to develop a capital plan for the Company, which shall address, among other things, the Company’s current and future capital requirements, including compliance with the minimum capital ratios, the adequacy of the capital, the source and timing of additional funds, and procedures to notify the FRB no more than thirty days after the end of any quarter in which the Company’s consolidated capital ratios or the Bank’s capital ratios fall below the required minimums.  The Company was also required to submit a cash flow projection for the remainder of 2010 to the FRB by July 10, 2010.  The Company will also be required to provide notice to the FRB regarding the appointment of any new director or senior executive officer.  Finally, the board of directors of the Company is required to submit written progress reports to the FRB within thirty days after the end of each calendar quarter.

Any material failure to comply with the provisions of the Written Agreement, Consent Order or Operating Agreement could result in additional enforcement actions by the FRB and the OCC.  While the Company and the Bank intend to take such actions as may be necessary to comply with the requirements of the Written Agreement, Consent Order and Operating Agreement, there can be no assurance that the Company will be able to comply fully with the provisions of the Written Agreement or that the Bank will be able to comply fully with the provisions of the Consent Order and Operating Agreement, that compliance with the Written Agreement, Consent Order and Operating Agreement will not be more time consuming or more expensive than anticipated, that compliance with the Written Agreement, Consent Order and Operating Agreement will enable the Company and the Bank to resume profitable operations, or that efforts to comply with the Written Agreement, Consent Order and Operating Agreement will not have adverse effects on the operations and financial condition of the Company or the Bank.

As of September 30, 2010, both the Company and the Bank met the minimum levels for the Tier 1 Leverage Ratio, Total Risk-Based Ratio and Tier 1 Risk-Based Ratio to be considered “well capitalized” under generally applicable regulatory guidelines.

Other Related Matters

These Consolidated Financial Statements have been prepared under the assumption that the Company is a going concern.  Prior to the investment and recapitalization transactions entered into by the Company on August 31, 2010, the Company and the Bank incurred significant operating losses, experienced deterioration in their credit ratings assigned by third party rating agencies, and operated under the enhanced regulatory scrutiny.  In consideration of these matters, the Company’s Independent Registered Public Accounting Firm added an explanatory paragraph in their audit opinion dated March 12, 2010 issued in connection with our December 31, 2009 consolidated financial statements, expressing substantial doubt regarding the Company’s ability to continue as a going concern.

In August 2010, Management completed the investment and recapitalization transactions which resulted in a significant capital contribution and improved the liquidity and regulatory capital ratios.

NOTE 20. SUBSEQUENT EVENTS

On October 18, 2010, the Company commenced a rights offering pursuant to which shareholders of record on August 30, 2010 can purchase, in the aggregate, up to approximately 727.0 million shares of common stock with a maximum aggregate offering price of approximately $145.4 million.  This common stock is to be offered to shareholders of record on August 30, 2010 in accordance with the terms of the Investment Agreement that provided for a shareholder rights offering for up to 20% of the common stock of the Company at the same price at which the Investor purchased its shares on the Transaction Date.  The ratio of rights to shares owned at the record date is 15.335.  Shareholders must exercise their rights prior to November 19, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is designed to provide insight into Management’s assessment of significant trends related to Pacific Capital Bancorp’s consolidated financial condition, results of operations, liquidity, capital resources, and interest rate sensitivity.  This Quarterly Report on Form 10-Q should be read in conjunction with the 2009 Form 10-K, the Discontinued Operations 8-K and the unaudited interim consolidated financial statements and notes hereto and financial information appearing throughout this report.

THE INVESTMENT TRANSACTION AND THE IMPACT OF PURCHASE ACCOUNTING ON THE COMPANY’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 31, 2010 (“the Transaction Date”), SB Acquisition Company LLC, a wholly-owned subsidiary of Ford Financial Fund, L.P., acquired 98.1% of PCB’s voting securities (“the Investment Transaction”).  Because of the high proportion of voting securities in the Company acquired, the Investment Transaction is considered an acquisition for accounting purposes and must be accounted for in the financial statements of the acquirer by using acquisition or purchase accounting.  The accounting guidance for purchase accounting requires that the assets acquired and the liabilities assumed be recorded at their respective fair values as of the acquisition date.  Any purchase price in excess of the net assets acquired is recorded as goodwill.  When separate financial statements are presented for the acquiree, the adjustments made for purchase accounting are “pushed down” to the acquiree.  With the purchase accounting pushed down to the Company, the Company’s assets and liabilities are reported at their fair value.  Based on the purchase price of $500 million and the $7.22 billion fair value of net assets acquired, the transaction resulted in goodwill of $24.9 million.

The most significant fair value adjustments resulting from the application of the purchase accounting for this acquisition were made to loans.  Accounting guidance requires that all loans held by the Company on the Transaction Date be recorded at their fair value.  The fair value of these acquired loans takes into account both the differences in loan interest rates and market rates and any deterioration in their credit quality.  Because concerns about the probability of receiving the full amount of the contractual payments from the borrowers was considered in estimating the fair value of the loans, stating the loans at their fair value results in no allowance for loan loss being provided for these loans as of the Transaction Date.  As of August 31, 2010, certain PCB loans had evidence of credit deterioration since origination, and it was probable that not all contractually required principal and interest payments would be collected.  Such loans identified at the time of the acquisition were accounted for using the measurement provision for purchase credit-impaired (“PCI”) loans, according to the FASB Accounting Standards Codification (“ASC”) 310-30.  The special accounting for PCI loans not only requires that they are recorded at fair value at the date of acquisition and that any related allowance for loan and lease losses is not permitted to be carried forward past the Transaction Date, but it also governs how interest income will be recognized on these loans and how any further deterioration in credit quality after the Transaction Date will be recognized and reported.

In addition, because PCI loans were written down to the amount estimated to be collectible, such loans are not classified as nonaccrual, even though they may be contractually past due.  PCI loans are also not included in the disclosure of loans 90 days or more past due and still accruing interest even though a portion of them are 90 days or more contractually past due nor are they reported as troubled debt restructurings.

As a result of the adjustments required by purchase accounting, the Company’s balance sheets and results of operations from periods prior to the Transaction Date are labeled as Predecessor Company amounts and may not be comparable to balances and results of operations from periods subsequent to the Transaction Date, which are labeled as Successor Company.  The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the Transaction Date rather than at their historical cost basis.  As a result of the change in accounting bases, items of income and expense such as the rate of interest income and expense as well as depreciation and rental expense have changed.  In general, these changes in income and expense relate to the amortization of premiums or accretion of discounts to arrive at contractual amounts due.  For example, if the monthly contractual amount of rent due on a leased property is above the current market for similar properties, purchase accounting requires the recognition of a liability for the net present value of the difference.  While the contractual amount of the rental payments (on which rental expense was based before the Investment Transaction) has not changed, this difference will be amortized against rental expense, lowering rental expense relative to the amount previously reported for rental expense for this property.  To call attention to this lack of comparability, the Company has placed a heavy black line between the Successor Company and Predecessor Company columns in the Consolidated Financial Statements and in the tables in the notes to the statements and in this discussion.  In addition, the lack of comparability means that the periods being reported for 2010 in the statements and tables are not the same periods as reported for 2009.

As indicated above, while the most significant adjustments from purchase accounting related to loans, other balances and results of operations were impacted as well.  The effect of these adjustments are described below.

SUMMARY OF OPERATING RESULTS

The net income applicable to common shareholders for the one-month period ended September 30, 2010 was $5.0 million.  The net loss applicable to common shareholders for the two-month period ended August 31, 2010 was $27.9 million.  The net loss applicable to common shareholders for the eight-month period ended August 31, 2010 was $171.8 million and the loss from continuing operations was $171.6 million.  The net loss applicable to common shareholders for the three-month period ended September 30, 2009 was $40.7 million, or $0.87 per share; the net loss from continuing operations was $39.2 million or $0.84 per share.  The net loss applicable to common shareholders for the nine-month period ending September 30, 2009 was $411.3 million or $8.81 per share; the net loss from continuing operations was $440.7 million, or $9.44 per share.  The one-month period ended September 30, 2010 represents results of the Successor Company whereas all other periods represent results of the Predecessor Company.

For both years, the differences between the net loss applicable to common shareholders and the net loss from continuing operations is attributable to the operating results from the discontinued operations.  For all periods other than the one-month period ended September 30, 2010 the difference is also due to the accrual of dividends on the Series B Preferred Stock, and the accretion of the warrants issued with the Series B Preferred Stock.

The significant factors impacting the Company’s net income applicable to common shareholders for the one-month period ended September 30, 2010 were:

■

Provision for loan losses related only to loans originated subsequent to the Transaction Date.  This result of purchase accounting is mentioned above and explained in detail in the section below titled “Provision for Loan Loss”.

■

Interest expense on certificates of deposit was reduced relative to the amount that would otherwise have been recognized by the application of purchase accounting.  The fair value of these deposits was higher than their recorded amount resulting in a premium being recognized for these deposits that is amortized against interest expense.

■	Interest expense on long term debt was decreased substantially by the prepayment of $802.4 million of FHLB advances in the first week of September 2010.

The significant factors impacting the Company’s net loss applicable to common shareholders for the two-month period ended August 31, 2010 were:

■	Provision for loan losses for continuing operations was $15.0 million for the period as the Company began to experience a lower rate of growth in credit problems.

■	Declining balances reduced interest income from loans.

■

The Company maintained its large liquidity balance built up in mid-2009 to mitigate liquidity risk due to uncertainty related to the Company’s performance by keeping this balance in cash on deposit at the Federal Reserve Bank.

■	The interest expense on the borrowings necessary to carry the large amount of liquidity lowered net interest income.

■	The Company sold fewer securities during this two-month period, recognizing a smaller gain.

■	Other expense was impacted by the transaction costs to execute the Investment Transaction. These included investment banker, attorney, and consultant fees.

In addition to the above factors noted for the two-month period ended August 31, 2010, the significant factors impacting the Company’s net loss applicable to common shareholders for the eight-month period ended August 31, 2010 were:

■	The Company sold its Refund Anticipation Loan and Refund Transfer Programs in January 2010. A net gain of $8.2 million was recognized on the sale.

■	$156.6 million in provision expense was recognized in the first half of 2010 as a result of credit problems in the loan portfolio.

The significant factors impacting the Company’s net loss for the three-month and nine-month periods ended September 30, 2009 were:

■	Interest income was lower and interest expense higher than would otherwise be the case because of the increase in borrowings and liquidity initiated in mid-2009.

■	The discontinued operations provided $36.9 million of income net of tax.

The impact to the Company from these items will be discussed in more detail throughout the analysis sections of the MD&A section of this Form 10-Q.

RECENT DEVELOPMENTS

Investment and Recapitalization Transactions

Closing of the Investment

On August 31, 2010, pursuant to the terms of the Investment Agreement dated April 29, 2010 by and among the Company, Pacific Capital Bank, N.A. (“the Bank”) and the Investor (the “Investment Agreement”), the Company issued to the Investor (i) 225,000,000 shares of common stock at a purchase price of $0.20 per share and (ii) 455,000 shares of Series C Convertible Participating Voting Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $1,000 per share.  The aggregate consideration paid to the Company by the Investor for these securities was $500 million in cash.

On September 23, 2010, immediately following the effectiveness of an amendment to the Company’s articles of incorporation (the “Articles of Incorporation”) increasing the total number of authorized shares of common stock to 5,000,000,000 (the “Articles Amendment”), each outstanding share of Series C Preferred Stock mandatorily converted into 5,000 shares of common stock.  As a result, upon the conversion of the Series C Preferred Stock, the Company issued 2,275,000,000 shares of common stock in the aggregate to the Investor.

Closing of the Exchange

On August 31, 2010 (the “Exchange Closing Date”), pursuant to the terms of an Exchange Agreement (the “Exchange Agreement”), dated as of July 26, 2010, by and between the Company and the United States Department of the Treasury (“Treasury”), the Company and Treasury exchanged all 180,634 shares of the Company’s Series B Fixed Rate Cumulative Perpetual Preferred Stock, having an aggregate liquidation amount of $180.6 million (the “Series B Preferred Stock”), issued by the Company to Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, plus accrued but unpaid dividends on such shares of Series B Preferred Stock (which were approximately $14.4 million as of the Exchange Closing Date), for 195,045 newly created shares of the Company’s Series D Fixed Rate Cumulative Mandatorily Convertible Preferred Stock (the “Series D Preferred Stock”) having an aggregate liquidation amount equal to approximately $195.0 million (the “Exchange”).

On September 24, 2010, following the effectiveness of the Articles Amendment and the satisfaction of certain other conditions set forth in the Certificate of Determination of Preferences of Series D Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, each outstanding share of Series D Preferred Stock converted into 1,850 shares of common stock.  As a result, upon the conversion of the Series D Preferred Stock, the Company issued 360,833,250 shares of common stock in the aggregate to Treasury.

As part of the terms of the Exchange Agreement, the Company and Treasury also agreed to amend and restate the terms of the warrant to purchase 1,512,003 shares of common stock currently held by Treasury to provide for an exercise price of $0.20 per share and for a ten-year term following the Exchange Closing Date.

Closing of Debt Tenders

On May 17, 2010, the Company commenced cash tender offers for any and all of its outstanding trust preferred securities and the Bank commenced cash tender offers for any and all of its outstanding subordinated bank securities.

As of the expiration of the tender offers, on August 27, 2010 at 5:00 p.m., New York City time (the “Tender Expiration Date”), the Bank had received valid tenders from holders of $68,000,000 in aggregate principal amount of subordinated debt securities.  The Company did not receive valid tenders from holders of any trust preferred securities.  On August 31, 2010, the Bank accepted for purchase, and made payment for, all subordinated debt securities validly tendered prior to the Tender Expiration Date.

No shares of common stock were issued as consideration for the tender offers.

Prepayment of FHLB Advances

With proceeds from the Investment Transaction and excess liquidity held at the FRB, the Company prepaid $802.4 of FHLB advances, significantly lowering its borrowings and cost of funds.

Modification of Consent Order; Entry into Operating Agreement

On September 2, 2010, the OCC issued a Modification of Existing Consent Order, pursuant to which the OCC terminated Article III of the Consent Order issued by the OCC on May 11, 2010.  Article III of the Consent Order had required, among other things, that the Bank achieve and maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets by September 8, 2010.  Except as described herein, the Consent Order remains in full force and effect.  Also on September 2, 2010, the Bank entered into an operating agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years shall have elapsed since the effective date of the operating agreement.

BUSINESS

PCB is a bank holding company.  All references to the “Company” apply to PCB and its subsidiaries on a consolidated basis.  When in this discussion it is necessary to refer to the holding company separate from its subsidiaries, it will be called “PCB.”  The Company’s organizational structure and description of services are discussed in Item 1, “Business” and in Note 1, “Summary of Significant Accounting Policies” of the 2009 Form 10-K and should be read in conjunction with this Form 10-Q.  In the 2009 Form 10-K, Item 1A, “Risk Factors” section, there are several risk factors outlined on page 15 through 27 which should be taken into consideration while reviewing this Form 10-Q.  Terms and acronyms used throughout this document are defined in the glossary on pages 92 through 94.

Segments

In January 2010, the former CEO announced organizational changes that changed the structure and responsibilities of his direct reports.  These organizational changes also were aligned based on how the Company’s Board of Directors has set performance goals for the CEO and his management team.  Based on these changes, the Company re-defined its segments beginning January 2010 and restated the comparable periods presented within the Form 10-Q.  In addition, as disclosed in Note 11, “Discontinued Operations—RAL and RT Programs” of these Consolidated Financial Statements, the RAL and RT Program’s segment was sold in January 2010.

The Company’s businesses as viewed by Management are organized as described in Note 18, “Segments” of the Consolidated Financial Statements in this Form 10-Q.  The operating segments for PCB are Commercial and Community Banking and Wealth Management.  The administrative and treasury functions for the Bank and PCB are not considered part of the operating activities of the Company and for financial reporting purposes their activity is reported in the “All Other” segment.

SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in this Form 10-Q in Note 1, “Summary of Significant Accounting Policies” and should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” of the Company’s 2009 Form 10-K on pages 103-108.  This Form 10-Q is considered an update to the 2009 Form 10-K and only material changes to the Company’s significant accounting policies are disclosed in this Form 10-Q.

Management believes that a number of the significant accounting policies are essential to the understanding of the Company’s financial condition and results of operations because they involve estimates, judgment, or are otherwise less subject to precise measurement.  The quality of these estimates materially impacts those results.  The Critical Accounting Policies used in the preparation of the Company’s Consolidated Financial Statements include the purchase accounting adjustments recorded on the Transaction Date, the allowance for loan and lease losses, accounting for income taxes, goodwill and the accounting for the RAL and RT Program’s activities.  These significant accounting policies are discussed in the “Critical Accounting Policies” section of the 2009 Form 10-K’s MD&A on pages 77-81 which should be read in conjunction with this Form 10-Q.  While Management believes these estimates and assumptions to be reasonably accurate, actual results may differ.  The RAL and RT Programs were sold in January 2010, and are reported as discontinued operations.  Prior period financial information has been retroactively revised to present continuing operations which exclude the activity and financial impact of the RAL and RT Programs.

RESULTS OF OPERATIONS

INTEREST INCOME

The following table presents a summary of interest income for the one month ended September 30, 2010, for the two and eight months ended August 31, 2010, and for the three and nine months ended September 30, 2009:

	Successor
	Company	Predecessor Company
	One Month	Two Months	Eight Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	August 31,	August 31,	September 30,	September 30,
(dollars in thousands)	2010	2010	2010	2009	2009
Interest income
Loans:
Commercial loans	$3,076	$4,990	$24,034	$12,376	$38,179
Consumer loans	1,882	4,557	18,950	7,987	24,132
Real estate loans—commercial	11,312	21,672	90,159	39,600	121,704
Real estate loans—residential	4,109	7,746	33,405	15,712	48,068
Other loans	3	6	33	16	59

Total	20,382	38,971	166,581	75,691	232,142
Trading assets	—	19	143	374	5,061
Investment securities available for sale:
U.S. treasury securities	2	56	219	111	446
U.S. agencies	162	1,043	5,626	3,391	13,102
Asset-backed securities	19	23	92	34	104
CMO’s and MBS	627	1,669	6,388	2,618	7,921
State and municipal securities	719	1,869	7,727	3,755	11,265

Total	1,529	4,660	20,052	9,909	32,838
Interest on deposits in other banks	193	538	2,241	426	1,077

Total interest income	$22,104	$44,188	$189,017	$86,400	$271,118

One month ended September 30, 2010

Interest income in this period was $22.1 million.  Interest income from loans was positively impacted by the application of purchase accounting adjustments, while interest income from securities was negatively impacted.  The accounting for interest income for loans and securities is explained in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.  Because the fair value of the loans at the Transaction Date was lower than the carrying amount, the loans are in effect reported at a discount that is accreted into income over the term of the loans.   Because market interest rates have declined since most of the securities were purchased, the fair value of the securities portfolio was higher than the carrying value.  In effect, a premium has been recognized that is amortized against interest income over the terms of the various securities.  Deposits in other banks were not impacted by purchase accounting, but interest income is substantially lower as the Company used much of this cash in early September 2010 to prepay almost all of its FHLB advances.

Prior Periods

In the prior periods shown in the table above, interest income from both loans and securities gradually decreased as interest rates declined over the last two years and as loan balances were reduced by loan sales, increased nonaccrual loans, and charge-offs.  The Company had also restricted lending activity to maintain the Company’s capital ratios which meant that loan balances declined as maturing loans were not matched by originations.

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

Also contributing to the decrease in total interest income are the interest-bearing demand deposits in other financial institutions which the Company increased to maintain additional liquidity in response to the Bank’s financial condition and to provide additional assurance for our customers, investors and regulators.  These deposits at the Federal Reserve Bank earned only one quarter of one percent.  As expected, the Company redeployed this additional cash by reducing the current borrowings once the Investment Transaction was completed.

INTEREST EXPENSE

The following table presents a summary of interest expense for the one month ended September 30, 2010, for the two and eight months ended August 31, 2010, and for the three and nine months ended September 30, 2009:

	Successor
	Company	Predecessor Company
	One Month	Two Months	Eight Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	August 31,	August 31,	September 30,	September 30,
(dollars in thousands)	2010	2010	2010	2009	2009
Interest expense
Deposits:
NOW accounts	$163	$348	$1,702	$969	$5,242
Money market deposit accounts	157	356	1,499	852	4,284
Savings deposits	166	333	1,406	599	2,272
Time certificates of deposit	1,894	10,185	41,903	16,936	53,341

Total	2,380	11,222	46,510	19,356	65,139
Securities sold under agreements to repurchase and Federal funds purchased	320	1,369	5,392	2,156	8,011
Long-term debt and other borrowings:
FHLB advances	1,230	6,620	27,709	13,568	46,182
Other borrowings	90	180	717	264	897

Total	1,320	6,800	28,426	13,832	47,079

Total interest expense	$4,020	$19,391	$80,328	$35,344	$120,229

One-Month Period Ended September 30, 2010

Interest expense in this period was $4.0 million.  Each of the categories of interest expense was significantly impacted by the application of purchase accounting adjustments.  At the Transaction Date, interest rates had declined since a large proportion of the Company’s fixed rate certificates of deposit and repurchase agreements were issued.  Therefore, the fair value of these liabilities was higher on the Transaction Date and premiums were recognized for these liabilities to report them at their fair value.  These premiums are amortized over the terms of the related liabilities, reducing interest expense.

Interest expense for long-term debt and other borrowings decreased as a result of a majority of the FHLB advances held by the Predecessor Company were repaid after the Transaction Date.  The Investment Transaction provided excess liquidity and was used to prepay almost all of the FHLB advances.  The FHLB advances were $823.4 million before the transaction and $8.0 million at September 30, 2010.

Also included in long-term debt and other borrowings are the subordinated debt issued by the Bank and trust preferred securities issued by the Company.  These liabilities had a discount recognized as part of the purchase accounting and will increase interest expense over the remaining terms of these borrowings.

Prior Periods

In the prior periods shown in the table above, interest expense has been declining as higher fixed rate deposits and debt matured or were prepaid and some was then replaced at lower rates.

NET INTEREST MARGIN

The following tables present an analysis of net interest margin summary for the one month ended September 30, 2010, for the two and eight months ended August 31, 2010, and for the three and nine months ended September 30, 2009:

	Successor Company			Predecessor Company
	For the One Month Ended September 30, 2010			For the Two Months Ended August 31, 2010
(dollars in thousands)	Average Balance	Income	Rate	Average Balance	Income	Rate
Assets
Interest-bearing demand deposits in other financial institutions	$963,121	$193	0.24%	$1,182,718	$538	0.27%
Federal funds sold	—	—	—	—	—	—
Trading assets	—	—	—	4,096	19	2.73%
Investment securities available for sale: (1)
Taxable	654,315	810	1.51%	625,006	2,791	2.63%
Non-taxable (3)	220,277	719	3.92%	224,452	1,869	5.00%

Total securities	874,592	1,529	2.12%	853,554	4,679	3.25%
Loans: (2)
Commercial	538,959	3,076	6.94%	663,442	4,990	4.43%
Real estate—commercial (4)	2,153,201	11,312	6.30%	2,434,046	21,672	5.34%
Real estate—residential 1 to 4 family	872,009	4,112	5.66%	901,509	7,752	5.16%
Consumer	437,949	1,882	5.23%	541,459	4,557	4.95%

Total loans, gross	4,002,118	20,382	6.13%	4,540,456	38,971	5.13%
Total interest-earning assets	5,839,831	22,104	4.56%	6,576,728	44,188	4.01%
Market value adjustment	(49)			24,844
Total assets from discontinued operations	—			85,234
Non interest-earning assets	595,723			242,245

Total assets	$6,435,505			$6,929,051

Liabilities and shareholders’ equity
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$1,550,099	486	0.38%	$1,563,470	1,037	0.39%
Time certificates of deposit	2,521,802	1,894	0.91%	2,553,170	10,185	2.35%

Total interest-bearing deposits	4,071,901	2,380	0.71%	4,116,640	11,222	1.61%
Borrowed funds:
Securities sold under agreements to repurchase and Federal funds purchased	326,791	320	1.19%	307,910	1,369	2.62%
Other borrowings	239,091	1,320	6.72%	1,075,191	6,800	3.72%

Total borrowed funds	565,882	1,640	3.53%	1,383,101	8,169	3.48%
Total interest-bearing liabilities	4,637,783	4,020	1.05%	5,499,741	19,391	2.08%
Non interest-bearing demand deposits	1,107,766			1,015,228
Other liabilities	115,832			103,816
Total liabilities from discontinued operations	—			85,234
Shareholders’ equity	574,124			225,032

Total liabilities and shareholders’ equity	$6,435,505			$6,929,051

Net interest income/margin		$18,084	3.77%		$24,797	2.22%

(1)	Average securities balances are based on amortized historical cost. The adjustment for the fair value is reported as “Market Value Adjustment.”
(2)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(3)	Because of the Company’s tax position, the yield on tax exempt investments are not reported on a tax equivalent basis.
(4)	Commercial real estate loans include multi-family residential real estate loans.

	Predecessor Company
	For the Eight Months Ended August 31, 2010
(dollars in thousands)	Average Balance	Income	Rate
Assets
Interest-bearing demand deposits in other financial institutions	$1,030,268	$2,241	0.33%
Federal funds sold	—	—	—
Trading assets	4,702	143	4.57%
Investment securities available for sale: (1)
Taxable	721,210	12,325	2.57%
Non-taxable (3)	233,533	7,727	4.96%

Total securities	959,445	20,195	3.16%
Loans: (2)
Commercial	820,380	24,034	4.40%
Real estate—commercial (4)	2,511,673	90,159	5.38%
Real estate—residential 1 to 4 family	935,245	33,438	5.36%
Consumer	574,519	18,950	4.95%

Total loans, gross	4,841,817	166,581	5.16%
Total interest-earning assets	6,831,530	189,017	4.15%
Market value adjustment	21,083
Total assets from discontinued operations	225,897
Non interest-earning assets	299,421

Total assets	$7,377,931

Liabilities and shareholders’ equity
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$1,591,632	4,607	0.43%
Time certificates of deposit	2,706,043	41,903	2.33%

Total interest-bearing deposits	4,297,675	46,510	1.63%
Borrowed funds:
Securities sold under agreements to repurchase and Federal funds purchased	314,009	5,392	2.58%
Other borrowings	1,127,676	28,426	3.79%

Total borrowed funds	1,441,685	33,818	3.53%
Total interest-bearing liabilities	5,739,360	80,328	2.11%
Non interest-bearing demand deposits	1,020,775
Other liabilities	103,257
Total liabilities from discontinued operations	225,897
Shareholders’ equity	288,642

Total liabilities and shareholders’ equity	$7,377,931

Net interest income/margin		$108,689	2.39%

(1)	Average securities balances are based on amortized historical cost. The adjustment for the fair value is reported as “Market Value Adjustment.”
(2)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(3)	Because of the Company’s tax position, the yield on tax exempt investments are not reported on a tax equivalent basis.
(4)	Commercial real estate loans include multi-family residential real estate loans.

	Predecessor Company
	For the Three Months Ended September 30, 2009			For the Nine Months Ended September 30, 2009
(dollars in thousands)	Average Balance	Income	Rate	Average Balance	Income	Rate
Assets
Interest-bearing demand deposits in other financial institutions	$663,049	$426	0.25%	$526,993	$1,076	0.27%
Federal funds sold	—	—	—	440	1	0.30%
Trading assets	28,986	374	5.12%	135,741	5,061	4.98%
Investment securities available for sale: (1)
Taxable	740,429	6,154	3.30%	812,411	21,573	3.55%
Non-taxable (3)	296,668	3,755	5.06%	297,867	11,265	5.04%

Total securities	1,066,083	10,283	3.84%	1,246,019	37,899	4.06%
Loans: (2)
Commercial	1,074,709	12,376	4.57%	1,115,192	38,179	4.58%
Real estate—commercial (4)	2,781,170	39,600	5.70%	2,829,946	121,704	5.73%
Real estate—residential 1 to 4 family	1,098,064	15,728	5.73%	1,104,504	48,127	5.81%
Consumer	625,556	7,987	5.07%	638,324	24,132	5.05%

Total loans, gross	5,579,499	75,691	5.42%	5,687,966	232,142	5.44%
Total interest-earning assets	7,308,631	86,400	4.72%	7,461,418	271,118	4.84%
Market value adjustment	28,008			31,861
Total assets from discontinued operations	184,628			861,636
Non interest-earning assets	282,416			538,679

Total assets	$7,803,683			$8,893,594

Liabilities and shareholders’ equity
Interest-bearing deposits:
Savings and interest-bearing transaction accounts	$1,723,386	2,420	0.56%	$1,929,165	11,798	0.82%
Time certificates of deposit	2,470,251	16,936	2.72%	2,544,535	53,341	2.80%

Total interest-bearing deposits	4,193,637	19,356	1.83%	4,473,700	65,139	1.95%
Borrowed funds:
Securities sold under agreements to repurchase and Federal funds purchased	332,986	2,156	2.57%	339,660	8,011	3.15%
Other borrowings	1,481,399	13,832	3.70%	1,459,091	47,079	4.31%

Total borrowed funds	1,814,385	15,988	3.49%	1,798,751	55,090	4.09%
Total interest-bearing liabilities	6,008,022	35,344	2.33%	6,272,451	120,229	2.56%
Non interest-bearing demand deposits	1,058,477			970,965
Other liabilities	134,758			116,170
Total liabilities from discontinued operations	184,628			861,636
Shareholders’ equity	417,798			672,372

Total liabilities and shareholders’ equity	$7,803,683			$8,893,594

Net interest income/margin		$51,056	2.77%		$150,889	2.70%

(1)	Average securities balances are based on amortized historical cost. The adjustment for the fair value is reported as “Market Value Adjustment.”
(2)	Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(3)	Because of the Company’s tax position, the yield on tax exempt investments are not reported on a tax equivalent basis.
(4)	Commercial real estate loans include multi-family residential real estate loans.

Rate and volume variance analyses allocate the change in interest income and expense between that which is due to changes in the rate earned or paid for specific categories of assets and liabilities and that which is due to changes in the average balance between the two periods.  The Company is unable to provide a rate and volume variance analyses in this discussion because there are no comparable periods, the periods required to be presented being of different lengths.  Because of the purchase accounting adjustments explained at the beginning of this discussion on page 62, the amounts for the one-month period ended September 30, 2010 cannot be added to the two and eight-month periods ended August 31, 2010 to get three- and nine-month periods to compare to the three and nine-month periods ended September 30, 2009.

One-Month Period Ended September 30, 2010

As mentioned above in the sections titled “Interest Income” and “Interest Expense,” the amount of interest income earned and expensed in the one-month period ended September 30, 2010 was significantly impacted by the purchase accounting adjustments to the interest-earning assets and interest-bearing liabilities.  Because of the accretion of new discounts and premiums established by re-valuing the assets and liabilities to their fair value as of the Transaction Date, the rates at which interest income and expense are accrued changed from prior periods irrespective of whether market rates or contractual rates changed.  With a premium applied to most of the Company’s liabilities—amortization of which reduces reported interest expense—and a smaller premium recorded for securities than the discount recorded for loans—accretion of which increases interest income—it was not unexpected that the net interest margin would increase in this period.  In addition, the use of deposits in other banks earning 24 basis points to prepay debt that had an average rate of 3.53% also helped to increase the net interest margin.

Prior Periods

The decline in the average total loans from $5.69 billion for the first nine months of 2009 to $4.84 billion for the first eight months of 2010 and to $4.54 billion for the two months ended August 31, 2010 and the holding of a large amount of deposits at the FRB earning 24 basis points, 25 basis points, and 32 basis points, respectively, adversely impacted the average rate for earning assets while the large amount of debt required to provide that cash adversely impacted the average rate for interest-bearing liabilities.  At the same time, interest rates on interest bearing deposits and shorter-term borrowings declined, offsetting some of the decrease in net interest margin from the lower loans balances.

However, despite the financial condition of the Company, it was able to retain most of its noninterest-bearing deposits.  This was beneficial to the net interest margin as otherwise more borrowed funds requiring interest expense would have been required to maintain the large liquidity balance Management considered necessary.  The average balance of noninterest-bearing deposits was $1.02 billion for the two months of 2010 before the Transaction Date and $1.06 billion for the three-month period ended September 30, 2009.  We believe this success will benefit our net interest margin in future periods.

PROVISION FOR LOAN LOSS

Each quarter, Management determines an estimate of the amount of allowance for loan and lease losses adequate to provide for losses inherent in the Bank’s loan portfolios.  The provision for loan losses is determined by the net change in the allowance for loan and lease losses.  For a detailed discussion of the calculation of allowance for loan and lease losses prior to the Investment Transaction, refer to the “Significant Accounting Policies” discussion in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in this Form 10-Q as well as the MD&A’s “Allowance for Loan and Lease Loss” discussion in the 2009 Form 10-K.

The purchase accounting used for the Investment Transaction as described in Notes 1, “Significant Accounting Policies” and Note 2, “Business Combination – Investment Transaction” of the Consolidated Financial Statements in this Form 10-Q on pages 24 through 30, had a substantial impact on provision for loan losses.

The accounting guidance requiring the Company to record all assets and liabilities at their fair value eliminated the ALLL for all loans as of the Transaction Date because the fair values estimated for the loans included an estimate of the contractual cash flows which were not expected to be collected, for which the ALLL was provided.  In other words, if an estimate of uncollectible amounts is already considered in setting the fair value, a valuation allowance to adjust the carrying amount of the loans for an estimate of uncollectible cash flows is not needed.  Consequently, provision expense would be necessary only for any credit deterioration occurring between the Transaction Date and September 30, 2010 and for newly originated loans.

Second, there is additional accounting guidance within purchase accounting that relates to loans that evidenced credit deterioration at the time they were acquired.  These loans are termed Purchase Credit-Impaired loans or (“PCI loans”).  There are different accounting methods used both for recognizing interest income and for recognizing credit deterioration subsequent to the acquisition for PCI loans than are used for loans that were not credit impaired when acquired or are specifically excluded from the PCI classification.  Excluded loans are home equity lines of credit (“HELOCs”) and other loans that have a revolving feature.

For loans that are credit-impaired when acquired, in addition to determining their fair value, the Company must differentiate between contractual cash flows that are expected to be received and those that are not expected to be received.  As discussed above in the discussion of Interest Income on page 66, the net present value of the cash flows expected to be received is the fair value of the loan and the discount amount is the accretable yield that will be recognized through accretion as interest income over the term of the loan.  The difference between the total contractual payments and the undiscounted amount of the expected cash flows is termed the “nonaccretable difference.”  This amount is not recognized as an allowance for credit loss because it was already considered in determining the fair value of the loan.  If the borrower pays as expected, or pays more than expected, then no allowance is needed for a PCI loan and there would be no provision expense.  If the borrower pays less than expected, then it is assumed that further credit deterioration has occurred subsequent to the acquisition and an allowance must be provided through a charge to provision expense as well as a reduction in the amount of the accretable yield that will be recognized in subsequent periods.

The accounting guidance for PCI loans permits the acquirer to aggregate loans with similar risk characteristics into pools.  These pools are accounted for as a single unit of account in that only if, as an aggregate, actual cash flows are significantly less than the estimated cash flows, will an allowance and, therefore, provision expense, be necessary.

This second factor impacting provision expense reported in the one month ended September 30, 2010 and to subsequent quarters is significant because, as of the Transaction Date, the Company elected to classify all loans as PCI loans except those specifically excluded by the accounting guidance as PCI loans.  In effect, the Company valued all of its loans without a revolving feature as credit-impaired to some extent.  Therefore, not only was the ALLL that had been provided for the various loan portfolios prior to the Investment Transaction eliminated upon the closing of the transaction, but assuming that the actual cash flows from the identified pools of loans are generally as expected, there will be no provision expense or allowance for these loans in subsequent periods.

Once a pool of PCI loans is established, the integrity of the pool is maintained.  No new loans are added to the pools and loans are not removed unless they are paid in full, charged-off, foreclosed-on, or sold.  Cash flows received in excess of expected amounts for one pool may not be used to offset deficient payments in another pool.

There was no provision for loan losses related to PCI loans for the one-month period ended September 30, 2010 because cash flows from the pools were not significantly different than expected.

Provision for loan losses for the two- and eight-month periods ended August 31, 2010 were $15.0 million and $171.6 million, respectively.  These amounts were determined by the methods described in the sections of this Form 10-Q and the 2009 Form 10-K cited in the first paragraph of this section.  Provision expense for the three and nine-month periods ended September 30, 2009 were $47.1 million and $314.8 million, respectively, and they too were determined by the methods described in those cited sections.

The lower amount of provision expense in the periods of 2010 prior to the Investment Transaction reflects the lower average balances of loans compared to 2009 due to sales and charge-offs as well as a change in the historical loss look-back period that is used in the determination of the ALLL.  In June 2009, Management recommended and the Board of Directors approved a change in the calculation of the ALLL methodology.  This change permits the use of a shorter time horizon or “look back period” as circumstances warrant.  The use of historical loan losses and loan loss rates are intended to capture the inherent losses in the performing loan portfolio in the calculation of the ALLL.  Prior to this change, a seven year historical loss period had been used in the calculation of the ALLL.  At June 30, 2009, the look-back period was decreased to the most recent six quarters which captured the weight of the recent quarters in which the loan loss experience were at historically high levels for the Bank.  By decreasing the look-back period over which loan loss information is aggregated to compute an estimate of future losses created a significant increase in the ALLL at June 30, 2009, increasing the ALLL to $258.0 million from $141.0 million at March 31, 2009 and required a significantly larger provision for loan loss in the second quarter of 2009.  Since this change was made, Management has retained the rolling six quarter look-back period.

As the look-back period has remained the same since that quarter, there has been no effect on provision expense from such a change in methodology.

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

The following table presents a summary of noninterest income for the one month ended September 30, 2010, for the two and eight months ended August 31, 2010, and for the three and nine months ended September 30, 2009:

	Successor
	Company	Predecessor Company
	One Month	Two Months	Eight Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	August 31,	August 31,	September 30,	September 30,
(dollars in thousands)	2010	2010	2010	2009	2009
Noninterest income
Service charges and fees	$1,796	$3,699	$14,901	$6,423	$18,572
Trust and investment advisory fees	1,616	3,452	14,035	4,999	15,856
(Loss)/gain on securities, net	(31)	679	5,667	(23)	241
Other	702	1,814	1,877	(56)	2,616

Total	$4,083	$9,644	$36,480	$11,343	$37,285

Total noninterest income was $4.1 million for the one month ended September 30, 2010.  With the exception of gain or loss on securities, there was little or no effect on the components of noninterest income resulting from purchase accounting.  Because the securities portfolio was already reported at fair value, the excess of fair value over the amortized cost that had previously been recognized in other comprehensive income as an unrealized gain as of the Transaction Date has effectively been recorded as realized.  Consequently, gains on sales of securities in the portfolio at the Transaction Date will be less because of the step-up of basis from purchase accounting and losses would be more.

The increase in gain/(loss) on securities, net is mostly attributed to a $4.5 million gain on the sale of $48.6 million of MBS and municipal securities and the call of $143.2 million of U.S. Agency and municipal securities from the AFS portfolio during the first quarter of 2010.

The following table summarizes the significant items that are included in the other income line item of the income statement:

	Successor
	Company	Predecessor Company
	One Month	Two Months	Eight Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	August 31,	August 31,	September 30,	September 30,
(dollars in thousands)	2010	2010	2010	2009	2009
Other Income:
Gain/(loss) on loan sales	$267	$564	$5,227	$(606)	$236
Life insurance income	233	619	2,074	800	2,396
OREO valuation allowance	—	(81)	(3,186)	(837)	(1,862)
Loss on LIHTCP	(399)	(492)	(4,416)	(892)	(2,667)
Other	601	1,204	2,178	1,479	4,513

Total	$702	$1,814	$1,877	$(56)	$2,616

One Month Ended September 30, 2010

To the extent that the loans that are sold had previously been identified and classified as held for sale, the application of purchase accounting would not impact the amount of the gain or loss because they were already reported at fair value.  To the extent that the loans sold had not been identified as held for sale, and were recorded at fair value lower than the carrying amount only at the Transaction Date, the gain recognized would have been more and any loss would be less.

The life insurance income is not impacted by the application of purchase accounting.  Life insurance income represents earnings on the Company’s investment in Bank Owned Life Insurance (“BOLI”).  The income results from dividends earned from the mutual funds in which the cash surrender value of the policies is invested.  The policies are carried at their cash surrender value (which best approximates fair value), but the earnings rate is not impacted by purchase accounting.  The loss on the LIHTCP represents the Company’s share of the operating loss of these partnerships.  While fair valued as of the Transaction Date, income or loss on these partnerships is not impacted by purchase accounting.  No amount was recognized for changes in the OREO valuation allowance during the one month ended September 30, 2010.  OREO properties are marked to fair value as of the Transaction Date.  No changes in the estimate of net recoverable value were deemed necessary during the one month.

Prior Periods

The most volatility in other income between the reporting periods prior to the Investment Transaction is caused by gain or loss on loan sales, loss on LIHTCP, and changes in the OREO valuation allowance.  The increase in the OREO valuation allowance expense for the first eight months of 2010 compared to the amounts recognized in 2009 is due to an increase in the number of OREO properties obtained in foreclosure in late 2009 and early 2010, and declining market values based on recent appraisals.  The increased losses from LIHTCPs in the first eight months of 2010 is due to receiving updated financial statements from the partnerships during the second quarter.  Each month, the Company records an estimate of expected losses for the partnerships.  The actual losses were significantly higher than had been estimated.  Loan sales were less in the two months prior to the Investment Transaction.  As it became more certain that the transaction would close, there was less reason to try to reduce the size of the Company’s balance sheet to manage the Company’s capital ratios.  Also included in other income is the loss on the sale of the investment in Veritas of $926,000 which sold in May 2010.  Veritas is a registered investment advisor in which the Company had invested $1.0 million.

NONINTEREST EXPENSE

The following table presents a summary of noninterest expense for the one month ended September 30, 2010, for the two and eight months ended August 31, 2010, and for the three and nine months ended September 30, 2009:

	Successor
	Company	Predecessor Company
	One Month	Two Months	Eight Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	August 31,	August 31,	September 30,	September 30,
(dollars in thousands)	2010	2010	2010	2009	2009
Noninterest expense
Salaries and employee benefits	$7,081	$15,139	$58,816	$25,300	$79,697
Occupancy expense, net	2,018	4,208	15,494	6,220	18,793
Goodwill Impairment	—	—	—	—	128,710
Other	8,055	27,991	75,653	26,780	100,474

Total	$17,154	$47,338	$149,963	$58,300	$327,674

One Month Ended September 30, 2010

Consistent with the trend through 2009 and the first part of 2010, the Company’s salary and benefits decreased in the one month following the Transaction Date.  Occupancy expense in this month is impacted by purchase accounting as lease expense is decreased and depreciation expense on buildings is increased.  The fair value of the Company’s owned properties was higher than the amortized cost as of the Transaction Date.  The increase in the recorded amount for premises requires a larger charge for depreciation than was the case before the revaluation.  The Company’s contractually required payments for leased premises are higher than the current market rates because these leases were entered into during a stronger economic period when there was more demand for commercial space.  The revaluation of the leases resulted in the recognition of a liability that is amortized as a reduction of lease expense over the lives of the contractual lease terms.

Prior Periods

Salary and benefits expense declined in the pre-Investment periods of 2010 due to a reduction in staff during 2009.  Occupancy expense was reduced as the Company consolidated staff into fewer buildings.  The Company incurred impairments for some of the buildings leased because they were vacated and marketed as sub leases at lower rents than what the Company was currently paying.

There was no further impairment of goodwill to be taken after the second quarter of 2009 when the whole amount of $128.7 million was regarded as impaired and was written off.  This was due to the increasingly uncertain economic environment, significant continued decline in the Company’s market capitalization, and continued elevated credit losses.  The analysis was performed in accordance with the requirements of GAAP, for testing the impairment of intangibles and goodwill.  Additional information regarding the determination to impair the Company’s goodwill is in Note 10, “Goodwill and Intangible Assets” of the Consolidated Financial Statements of our 2009 Form 10-K.

The following table summarizes the significant items that are included in the other expense line item of the income statement:

	Successor
	Company	Predecessor Company
	One Month	Two Months	Eight Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	August 31,	August 31,	September 30,	September 30,
(dollars in thousands)	2010	2010	2010	2009	2009
Other Expense:
Regulatory assessments	1,707	3,167	13,094	4,114	15,216
Professional services	1,258	1,932	10,782	7,121	20,527
Software expense	868	1,858	8,660	3,563	11,521
Other intangible expense	745	155	621	261	923
Other real estate owned expense	594	733	2,643	635	1,238
Customer deposit service and support	580	1,211	4,961	2,065	6,040
Loan appraisal fees	426	590	1,429	441	1,168
Marketing	404	318	1,349	840	2,255
Supplies and postage	356	644	2,740	1,231	3,902
Furniture, fixtures and equipment, net	340	956	3,488	1,457	5,597
Telephone and data	230	464	2,288	989	3,243
Reserve for off balance sheet commitments	3	—	1,886	(6,961)	7,650
Legal settlement	—	1,755	2,088	—	—
LIHTCP impairment	—	—	—	8,876	8,876
FHLB advance prepayment penalties	—	—	864	—	3,798
Investment transaction expense	—	13,063	13,063	—	—
Other	544	1,145	5,697	2,148	8,520

Total	$8,055	$27,991	$75,653	$26,780	$100,474

One Month Ended September 30, 2010

Other intangible expense increased due to the newly identified intangibles from the purchase accounting adjustments required for the Investment Transaction. Software expense has continued to decline as the Company’s systems that were internally developed and/or purchased 5-7 years ago are becoming fully depreciated.

Prior Periods

As the financial condition of the Company became progressively more troubled, many discretionary expenses were delayed, which led to a declining trend in software expense as systems becoming fully depreciated were not replaced; furniture, a deferral of purchases of fixture and equipment, marketing expense being reduced with more emphasis on personal contacts to retain deposits rather than to expand business, and consulting services reduced except for those necessary for advice and assistance with closing the Investment Transaction.

Professional expenses are much lower in the two months ended August 31, 2010 because legal and professional service costs initially had to be booked to expense prior to the Company knowing that the Investment Transaction would in fact close. These expenses were then reclassified to Investment Transaction expense at the end of the two month period.

Other real estate owned expense represents the cost to maintain, repair, and market foreclosed properties.  The increase in the rate of expense in the two and eight months ended August 31, 2010 compared with earlier periods occurred because of the increase in properties obtained in foreclosure.

In the second quarter of 2009, the Company recognized a $14.0 million increase in the reserve for off balance sheet commitments.  This increase was due to a decrease in the loss history horizon from the last seven years of historical losses to the most recent six quarters for the calculation of the ALLL as described in the provision for loan losses, above.  The change in the shorter loss horizon captured the significant increase in loan charge-offs during the recent quarters, a primary consideration in estimating what losses may have to be taken on loan commitments as well as on loans.  The reserve for off balance sheet commitments uses the same historical loss rates as the allowance for loan and lease loss methodology.  In the third quarter of 2009, the Company decreased the reserve as unfunded commitments were lowered overall and especially as related to relationships with credit issues.  The unfunded loan commitments and unused letters of credits have decreased by $565.5 million since June 30, 2009.

The Company incurred FHLB prepayment penalties in the second quarters of 2010 and 2009 as the Company prepaid some of the higher liabilities to reduce the loss exposure if interest rates would decline further as well as being part of the Company’s efforts to meet the elevated capital ratios required by the Consent Order by quickly reducing the assets of the Company.

The Company incurred $13.1 million in the two and eight months ended August 31, 2010 in transaction expenses related to the Investment Transaction.  These expenses primarily consist of fees for investment banking and legal firms.

PROVISION FOR INCOME TAXES

Normally, the Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits.  Because provision expense for loan losses is deductible for income taxes only to the extent a bank has actually had to charge-off its loans, most banks have significant deferred tax assets.  When it is more likely than not that the deferred tax assets will not be realized, GAAP requires the establishment of a valuation allowance that offsets all or a portion of the deferred tax asset.

In the second quarter of 2009, the Company determined that the only tax benefits that were more likely-than-not to be realized were those that could be carried back against the income taxes paid for prior years.  Consequently, at June 30, 2009, a valuation allowance of $114.0 million was established offsetting all of the net deferred tax asset the realization of which was not assured through a carry back of losses against taxes already paid.  The Company recognized a tax receivable of $55.2 million for the amount that it estimated could be recovered through a carryback of net operating losses.  This receivable has been adjusted slightly to $56.8 million as additional information has become available.  The tax receivable for the carrybacks is included in other assets.

The Company still has a valuation allowance fully offsetting its deferred tax assets, but the deferred tax asset decreased in the two and eight months ended August 31, 2010.  One component of the deferred tax asset is the temporary difference related to unrealized gains and losses on AFS securities.  As shown in Note 5, “Investment Securities” to the Consolidated Financial Statements, as interest rates decreased during 2010, unrealized gains increased and unrealized losses decreased.  The tax effect of these changes is to increase the deferred tax liability or decrease the deferred tax asset.  With these changes the valuation allowance needed to be reduced so as not to exceed the net deferred tax asset related to the AFS securities.  This reduction of the valuation allowance was recorded through the income tax benefits for the two and eight months ended August 31, 2010.  There was also an adjustment to the deferred tax asset and valuation allowance as the Company changed its estimate of the amount of past taxes it could claim through carrybacks.

As a result of the Investment Transaction, the Company incurred an ownership change under Section 382 of the Internal Revenue Code. The ownership change will limit the amount of certain items of the net deferred tax asset including net operating losses and credit carryforwards.

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

At December 31, 2009, the RAL and RT Programs were reported as part of the Company’s continuing operations since the agreement was not signed until January 14, 2010.  Beginning March 31, 2010, the Company reported the RAL and RT Programs as discontinued operations and all prior periods have been restated to reflect the operations from the RAL and RT Programs as discontinued operations.  On October 4, 2010, the Company filed a Current Report on Form 8-K that recast the financial statements and information included in the Company’s Annual Report on Form 10-K for 2009 to show the RAL and RT Programs as discontinued operations.

For a summary of the gain on sale and summarized financial statements for the RAL and RT Programs segment refer to Note 11, “Discontinued Operations – RAL and RT Programs” of the Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents were $894.7 million at September 30, 2010, compared to $924.4 million at December 31, 2009.  The Company had $1.13 billion in cash and cash equivalents at March 31, 2010 and $1.38 billion at

June 30, 2010.  As mentioned in several places in this discussion, the larger balances were held to mitigate liquidity risk due to uncertainty related to the Company’s performance.  The decrease to a lower level despite the receipt of $500 million in cash from the Investment Transaction was the result of the prepayment of $802.4 million in FHLB advances plus $55.7 million in prepayment penalties in early September 2010 and the payment of some of the transaction expenses.  As discussed more fully in the section below titled “Liquidity” the Company has not yet been able to re-establish all of its borrowing arrangements but expects this to occur over the next several quarters.  As this happens, what will then be excess cash is expected to be redeployed into higher interest earning assets and decreasing borrowings to assist with returning the Company back to profitability.

INVESTMENT SECURITIES AVAILABLE FOR SALE

At September 30, 2010, the Company held $869.1 million of AFS Securities.  The Company had held $1.15 billion at December 31, 2009.  A majority of this decrease is due to $244.8 million of called U.S. Agency securities and the sale of MBS of $35.1 million during the first and second quarters of 2010.  Also contributing to the decrease were $17.0 million of municipal securities which were called, sold or matured since December 31, 2009.  Because AFS securities are reported on the balance sheet at their fair value, the $33.1 million purchase accounting adjustment did not offset these decreases.  A net loss on the call of securities of $31,000 was recognized during the one month ended September 30, 2010.

A gain on the sale of securities of $644,000 and $5.7 million was recognized during the two and eight months ended August 31, 2010, respectively.  A $299,000 and $2.9 million loss was recognized from the sale and calls of securities for the three and nine-month periods ended September 30, 2009, respectively.

LOAN PORTFOLIO

Loans Held for Investment

The following table summarizes loans held for investment (“HFI”):

(dollars in thousands)	Successor Company September 30, 2010	Predecessor Company December 31, 2009
Real estate:
Residential—1 to 4 family	$956,979	$1,102,971
Commercial (1)	2,019,663	2,338,987
Construction	279,878	445,391
Home equity loans	282,456	360,113
Commercial loans	330,005	731,091
Consumer loans	52,658	113,007
Other loans	26,578	74,871

Net loans	$3,948,217	$5,166,431

(1)	Commercial real estate loans include multi-family residential real estate loans

Total HFI loans decreased by $1.15 billion or 22.3% between December 31, 2009 and August 31, 2010 due to the lower number of new loans being originated while current loans continued to pay down or were repaid as borrowers took advantage of the low interest rates to refinance their loans with other financial institutions.  In addition, we had net charge-offs of $158.2 million and sold $42.1 million of loans from the held for investment portfolio during the first eight months of 2010.  Of the net charge-offs during the first eight months of 2010, $60.8 million related to commercial loans, $27.7 million to construction loans, and $30.8 million to commercial real estate loans.

The purchase accounting adjustment to record held for investment loans at their fair value at August 31, 2010 was $448.6 million.  The largest adjustment, $182.9 million, was recorded for commercial real estate loans.

While the majority of the loans held for sale are residential real estate loans, loans from other portfolios are sold as offers are received.  In the first eight months of 2010, of loans held for investment, the commercial loan portfolio has had the largest amount of loan sales, $20.0 million sold for a gain of $3.5 million.  For additional information on loans and loans sales, refer to Note 8, “Loan Sales and Transactions” of the Consolidated Financial Statements of this Form 10-Q.

NONPERFORMING ASSETS

The reporting for nonperforming loans was significantly impacted by the PCI accounting described in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.  Because all loans were written down to their fair value, and because the cash flows for both interest and principal expected to be received are considered in determining the fair value, no loans recorded as of the Transaction Date are classified as nonaccrual except revolving lines of credit.  Even if no interest is expected to be received and the Company expects to receive less than the contractually due principal, an acquired loan is not classified as nonaccrual because the fair value recorded is the net present value of the cash that is expected to be received.  The difference between the expected cash flows and the net present value of those cash flows will be recognized through accretion as interest income.  It would therefore be inconsistent to classify a loan as nonaccrual when interest is being recognized.

Similarly, loans that had been classified as TDRs because the Company had negotiated a concessionary payment or interest terms so the borrower could continue to make payments are not reported as TDRs after the application of purchase accounting because the process of revaluing them takes into account the probability of the borrower being able to remain current with the restructured terms, doubt about which is the reason for reporting the balance of TDRs, except revolving lines of credit.

If certain conditions are met, loans that are contractually past due more than 90 days may still accrue interest.  Those conditions are that are well-secured by collateral or guarantors and that the creditor is actively seeking collection.  While still accruing interest, these loans are still normally regarded as nonperforming and therefore are reported as such in the table below for the quarter-ends prior to September 30, 2010.  At September 30, 2010, loans that would have been reported as nonaccrual except for the reason stated above include many that are more than 90 days delinquent.  However, because all of the Company’s loans were classified as PCI loans with the exception of those that are excluded from that classification by the accounting guidance, and because all of the PCI loans were put into the pools described in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and the section above titled “Loan Portfolio,” they are not reported as nonperforming loans.  To maintain the integrity of the pools, individual loans are not singled out as nonperforming as long as the cash flows from any particular pool is performing as expected.

Given the above explanation of the information presented for September 30, 2010, the table below summarizes the Company’s non-performing assets and loan quality ratios over the last five quarter ends.

	Successor Company		Predecessor Company
(dollars in thousands)	September 30, 2010 (1)		June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Nonaccrual loans
Real estate:
Residential—1 to 4 family	$—		$54,098	$43,277	$37,889	$45,649
Commercial (2)	—		188,341	76,579	65,201	74,643
Construction	—		100,606	116,509	127,844	133,375
Home equity loans	—		9,233	8,050	4,256	4,284
Commercial loans	—		64,469	42,969	51,266	42,445
Consumer loans	—		2,301	5,643	4,561	902
Other loans	—		2,766	582	98	144

Total Non-accrual loans	—	(3)	421,814	293,609	291,115	301,442
Loans past due 90 days or more on accrual status	—		3,401	8,831	17,532	14,002
Troubled debt restructured loans
Real estate:
Residential—1 to 4 family	—		30,368	27,132	18,593	13,571
Commercial (2)	—		47,065	31,352	32,145	1,210
Construction	—		41,929	33,907	22,406	13,704
Home equity loans	—		1,631	1,796	192	—
Commercial loans	—		2,120	19,459	15,493	2,659
Consumer loans	—		257	297	206	36
Other loans	—		—	—	94	—

Total Troubled debt restructured loans	—	(4)	123,370	113,943	89,129	31,180

Total non-performing loans	—		548,585	416,383	397,776	346,624
Foreclosed collateral (OREO)
Real estate:
Residential—1 to 4 family	8,924		7,479	6,473	4,657	1,537
Commercial (2)	8,577		15,823	16,629	10,799	6,808
Construction	25,650		31,575	27,737	22,874	28,167
Home equity loans	900		718	—	123	534
Commercial loans	278		278	100	810	1,082
Other loans	—		—	—	—	—

Total Foreclosed Collateral	44,329		55,873	50,939	39,263	38,128

Total non-performing assets	$44,329		$604,458	$467,322	$437,039	$384,752

Allowance for loan losses, continuing operations	$55		$276,900	$283,412	$272,852	$269,389
Credit Quality Ratios for Continuing Operations:
Coverage ratio of allowance for loan and lease losses to successor loans originated	2.99%		N/A	N/A	N/A	N/A
Coverage ratio of allowance for loan and lease losses to total loans	N/A		6.01%	5.80%	5.28%	5.02%
Coverage ratio of allowance for loan and lease losses to nonperforming loans	N/A		50.48%	68.07%	68.59%	77.72%
Ratio of nonperforming loans to total loans	N/A		11.92%	8.52%	7.70%	6.45%
Ratio of nonperforming assets to total assets	N/A		8.60%	6.51%	5.85%	4.87%
Ratio of allowance for loan and lease losses to potential problem loans and nonperforming loans	N/A		22.67%	27.00%	27.23%	29.09%

(1)

This column includes only loans originated in the successor company and excludes PCI loans, revolving lines of credit and home equity loans that have fair valued from the predecessor Company at August 31, 2010.

(2)	Commercial real estate loans include multi-family residential real estate loans.
(3)

At September 30, 2010, there were $10.2 million of nonaccrual home equity loans and $1.0 million of nonaccrual revolving lines of credit that were purchased from the predecessor Company at September 1, 2010.

(4)	At September 30, 2010, there were $1.6 million of TDR home equity loans that were purchased from the predecessor Company at September 1, 2010.

Total non-performing loans had increased to $548.6 million at June 30, 2010 from $397.8 million at December 31, 2009, an increase of $150.8 million.  The increase in nonaccrual loans was due to continued economic stress on borrowers especially commercial real estate borrowers.  Nonaccrual construction loans decreased primarily through charge offs.

OREO is included in nonperforming assets.  The purchase accounting adjustment recorded to write down OREO to its fair value was $15.5 million.  There are no changes to the accounting for OREOs after the Transaction Date.  At each subsequent period end there is a review to compare the estimated net realizable value of the property with the carrying amount and the carrying amount is written down to the net realizable value if the carrying amount is higher.  Properties are not written up if the net realizable value is higher than the carrying amount.  The ending balance of OREO has increased by $5.1 million since December 31, 2009.  The following table presents a summary of OREO activity for the one month ended September 30, 2010, for the two and eight months ended August 31, 2010, and for the three and nine months ended September 30, 2009:

	Successor Company	Predecessor Company
(dollars in thousands)	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Beginning balance	$40,943	$55,873	$39,263	$24,298	$7,100
Additions	8,647	3,892	32,734	16,402	37,211
Sales	(5,261)	(3,207)	(12,373)	(1,735)	(4,320)
Valuation allowance	—	(120)	(3,186)	(837)	(1,863)
Purchase Accounting Valuation Adjustment	—	(15,495)	(15,495)	—	—

Ending balance	$44,329	$40,943	$40,943	$38,128	$38,128

OREO increased during the first eight months of 2010 primarily in 1-4 family residential and construction.  While a purchase accounting adjustment of $15.5 million was recorded and $5.3 million in OREO properties were sold during the month ended September 30, 2010, $8.6 million in new properties were obtained through foreclosure.  As would be expected with the adjustment to fair value done so recently, there was no gain or loss recognized in these sales.

ALLOWANCE FOR LOAN AND LEASE LOSSES

One-Month Period Ended September 30, 2010

The application of purchase accounting as of the Transaction Date had a significant impact on the ALLL, specifically the elimination of the ALLL for all loans, as concerns for credit quality were directly considered in determining the fair value of the loans as of that date rather than by providing an estimate of losses through a valuation allowance that would offset the carrying amount of the loans.  This elimination explains absence of a beginning balance and the almost total lack of activity in the column for the one-month period ended September 30, 2010 in the table in Note 9, “Allowance for Loan and Lease Losses” to the Consolidated Financial Statements.  The adjustment, however, pertains only to the loans recorded as of the Transaction Date and the small amount ($55,000) of ALLL as of September 30, 2010 relates to loans originated after the Transaction Date.  The allowance for these newly originated loans was determined as explained below and in Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for prior periods.

Prior Periods

The Company consistently used both quantitative and qualitative factors when determining the level of estimated allowance for loan and lease losses.  Quantitative factors are based primarily on historical credit losses for each portfolio of similar loans over a time horizon.  The Company uses historical credit losses over the past six quarters as a basis for its quantitative factors.  Qualitative factors are used to increase historical loss rates based on the Company’s estimate of the losses inherent in the outstanding loan portfolio and not fully captured by the quantitative factors alone.  The Company reduced the level of qualitative factors in the second quarter of 2010, as Management believed the significant historical credit losses over the past six quarters were more representative of the losses inherent in the current loan portfolio than in prior periods.

The ALLL was $282.6 million at August 31, 2010 before the transaction, an increase of $9.8 million from December 31, 2009.  This increased the ALLL to 6.31% of total loans compared to 5.28% of total loans at December 31, 2009.  This increase is reflective of the charge-offs experienced during the first and second quarter of 2010 combined with the decrease in the loan portfolio of $687.1 million or 13.3%.  There are several reasons for the increase in the allowance relative to total loans.  Despite the overall decrease in loan balances during the quarter, the increasing problem loans totals and the higher loss ratios still caused Management to estimate an allowance that was higher relative to total loans.

The following table presents a summary of net charge-offs by loan type for the one month ended September 30, 2010, for the two and eight months ended August 31, 2010, and for the three and nine months ended September 30, 2009:

	Successor Company	Predecessor Company
	As of and for the	As of and for the
(dollars in thousands)	One Month Ended September 30,	Two Months Ended August 31,	Eight Months Ended August 31,	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2010	2010	2009	2009
Real estate
Residential - 1 to 4 family	$—	$4,025	$19,437	$6,410	$27,266
Commercial (1)	—	5	30,765	212	10,018
Construction	—	(306)	27,742	13,123	81,573
Home equity loans	—	1,246	6,919	2,239	8,210
Commercial loans	—	3,843	60,814	9,656	43,597
Consumer loans	—	466	6,887	2,440	6,551
Other loans	—	(11)	5,602	1,025	8,384

Net charge-offs relating to continuing operations	$—	$9,268	$158,166	$35,105	$185,599

(1)	Commercial real estate loans include multi-family residential real estate loans

One-Month Period Ended September 30, 2010

The revaluation of the entire loan portfolio at August 31, 2010 with a purchase adjustment of $444.0 million to record loans at their fair value included consideration of the credit quality of the portfolio and no further credit issues arose in the month following the Investment Transaction.

Prior Periods

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

DEPOSITS

The following table summarizes the deposits.

(dollars in thousands)	Successor Company September 30, 2010	Predecessor Company December 31, 2009
Noninterest bearing deposits	$1,105,773	$1,076,916
Interest bearing deposits:
NOW accounts	882,289	938,336
Money market deposit accounts	278,219	287,271
Other savings deposits	370,985	353,712
Time certificates of $100,000 or more	1,282,186	1,494,203
Other time deposits	1,241,329	1,223,381

Total deposits	$5,160,781	$5,373,819

The Bank had total deposits of $5.16 billion as of September 30, 2010.  They totaled $5.17 billion at August 31, 2010 before the purchase accounting adjustment and $5.374 billion at December 31, 2009.  The purchase accounting adjustment at the Transaction Date added $24.7 million to the time deposits because the interest rates on these certificates are above market.  This decrease in balances is mostly attributable to maturing brokered CDs which have not been replaced.

Although brokered deposits have decreased since December 2009 and despite the Company’s losses recognized over the prior six quarters, the Bank’s personnel has managed to maintain a significant amount of almost all of the local deposits through incentives provided to branch personnel to retain deposits and by offering some deposit promotions for certain new customer deposits.  The incentives and promotions have been part of normal business operations to assist with retaining deposits over the last year.

LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt and other borrowings were $121.5 million at September 30, 2010.  The balance at August 31, 2010 before the purchase accounting adjustment was $1.03 billion and $1.31 billion at December 31, 2009.  The decrease from December 31, 2009 to August 31, 2010 was due mostly to the repayment of long-term, high interest FHLB advances of $236.0 million in the first quarter of 2010 offset by new borrowings at lower rates to maintain additional liquidity to meet our commitments and customer needs.  In order to repay these advances prior to their maturity, an $864,000 prepayment penalty was paid in the first quarter of 2010.  This penalty is included within other noninterest expense.

A net purchase accounting adjustment of $28.6 million was recognized to record the long-term debt and other borrowings at their fair value.  Of the $28.6 million, $10.3 million was a discount on the subordinated debt issued by the Bank at the time of the Investment Transaction and $18.4 million was the discount on the trust preferred securities held by the PCB’s holding company.  In addition, $55.7 million premium representing the prepayment penalty required to prepay $802.4 million in FHLB advances in early September 2010.  The decrease in long-term debt and other borrowings between August 31, 2010 and September 30, 2010 is the result of the prepayment of FHLB advances.

On August 31, 2010, cash tenders were completed for $50.0 million in aggregate principal amount of the Bank’s Subordinated Debenture due 2014 and $18.0 million in aggregate principal amount of the Bank’s 9.22% Subordinated Bank Notes due 2011, in each case at a purchase price of $650 per $1,000 in principal amount of such securities.  A gain of $24.0 million was recorded in retained earnings for the cash tender offer as a purchase accounting adjustment since the cash tender offer was a condition of the Investment Transaction.

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

The Company’s and PCBNA’s risk based capital ratios as of September 30, 2010 and December 31, 2009 were as follows:

	Total Capital	Tier 1 Capital	Risk Weighted Assets	Tangible Average Assets for the Quarter	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
Successor Company
September 30, 2010
PCB (consolidated)	$548,811	$531,569	$4,062,243	$6,339,108	13.5%	13.1%	8.4%
PCBNA	525,546	508,304	4,048,399	6,329,469	13.0%	12.6%	8.0%

Predecessor Company
December 31, 2009
PCB (consolidated)	$549,363	$412,372	$5,282,952	$7,716,187	10.4%	7.8%	5.3%
PCBNA	561,674	425,032	5,254,687	7,720,560	10.7%	8.1%	5.5%
Minimum capital ratios required by the Consent Order as revised					12.0%	N/A	8.0%
Well-capitalized ratios					10.0%	6.0%	5.0%
Adequately capital ratios					8.0%	4.0%	4.0%

The minimum capital ratios required to be considered “well capitalized” and “adequately capitalized” under generally applicable regulatory guidelines are included in the table above.  As of September 30, 2010, both the Company (“PCB (consolidated)” in the table above) and the Bank met the minimum levels for the three regulatory ratios to be considered “well capitalized.”

On September 2, 2010, the OCC issued a Modification of Existing Consent Order, pursuant to which the OCC terminated Article III of the Consent Order issued by the OCC on May 11, 2010.  Article III of the Consent Order had required, among other things, that the Bank achieve and maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets by September 8, 2010.  Also on September 2, 2010, the Bank entered into an operating agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years shall have elapsed since the effective date of the operating agreement.  The Bank was in compliance with these minimum capital ratios at September 30, 2010.

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

Additional Capital

On October 18, 2010, the Company commenced a rights offering (1) to raise equity capital and (2) to provide existing shareholders with the opportunity to purchase common stock at the same implied price per share of common stock paid by the Investor for the common stock and Series C Preferred Stock purchased pursuant to the terms of the Investment Agreement.  The total proceeds to the Company from the rights offering will depend on the number of subscription rights that are exercised.  If the Company issues all 726,975,565 shares available in the rights offering, the total proceeds to the Company, before expenses, will be approximately $145.4 million.  The Company intends to use the net proceeds from the rights offering for general corporate purposes, including an investment in the Bank.

Beyond the additional capital that is raised pursuant to the rights offering, the Company’s ability to raise additional capital if and when needed will depend on conditions in the capital markets, which are outside the Company’s control, and on the Company’s financial performance.  Accordingly, the Company cannot be certain of its ability to raise additional capital on acceptable terms, or at all.  If the Company cannot raise additional capital if and when necessary, its results of operations and financial condition could be materially and adversely affected, and it may be subject to further supervisory action.  In addition, if the Company were to raise additional capital through the issuance of additional shares, its stock price could be adversely affected, depending on the terms of any shares it were to issue.

Dividends from the Bank

The principal source of funds from which PCB services its debt and pays its obligations and dividends is the receipt of dividends from the Bank.  The availability of dividends from the Bank is limited by various statutes and regulations.  Pursuant to the Operating Agreement, the Bank may not pay a dividend or make a capital distribution to PCB until September 2, 2013.  From and after September 2, 2013, the Bank may not pay a dividend or make a capital distribution to PCB without the prior written consent of the OCC.  The Written Agreement also restricts the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the FRB.  As a result, PCB will need to look to other sources of funds to service its debt or pay dividends on its outstanding equity securities.  Some of the funds received in the Investment Transaction were retained at PCB rather than being invested in the Bank.  This was done to enable PCB to meet on-going business obligations because not meeting those obligations might adversely affect the Company’s business, financial condition, results of operations and prospects.

Deferral of Interest on Trust Preferred Securities

In the second quarter of 2009, the Company elected to defer regularly scheduled interest payments on its outstanding $69.4 million of junior subordinated notes relating to its trust preferred securities and to suspend cash dividend payments on its Series B Preferred Stock.  During the deferral period, interest will continue to accrue on the junior subordinated notes at the stated coupon rate, including the deferred interest, and the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or are junior to the junior subordinated notes.  At September 30, 2010, the Company has accrued but not paid $3.1 million of interest expense for the junior subordinated notes.  As a result of the Company’s deferral of interest on the junior subordinated notes, it is likely that the Company will not be able to raise funds through the offering of debt securities until the Company becomes current on these obligations or these obligations are restructured.  This deferral may also adversely affect the Company’s ability to obtain debt financing on commercially reasonable terms, or at all.  As a result, the Company will likely have greater difficulty in obtaining financing and, thus, will have fewer sources to enhance its capital and liquidity position.  In addition, if the Company defers interest payments on the junior subordinated notes for more than 20 consecutive quarters, the Company would be in default under the governing agreements for such notes and the amount due under such agreements would be immediately due and payable.

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

Liquidity Management

The Company manages the adequacy of its liquidity by monitoring and managing its immediate liquidity, intermediate liquidity, and long term liquidity.  The monitoring of liquidity is done over various time horizons to avoid over dependence on volatile sources of funding and to provide a diversified set of funding sources.  These targets are modified during certain periods to accommodate any liquidity risks the Company may encounter.

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

Liquidity Status Prior to the Investment Transaction

Throughout 2009 and in 2010 up until the closing of the Investment Transaction, maintaining excess liquidity had been a top priority of the Bank as traditional sources of liquidity were no longer available or significantly decreased due to the deterioration in the Company’s capital and financial condition.  For several quarters prior to the Investment Transaction, the Bank had no access to unsecured overnight Fed fund borrowings from other banks.  Because it had sufficient collateral placed with the FHLB and Federal Reserve Bank, it had access to overnight borrowing with these two institutions although there were restrictions on the amount that might be borrowed and, especially with the Federal Reserve Bank, with respect to the frequency and the number of consecutive days of borrowing.  When no longer well capitalized as of the end of the first quarter of 2010, the Bank was also not permitted to use the brokered CD market for acquiring funds, and it was limited in the rates that could be offered to retain or attract new deposits.  Lastly, the FHLB limited the term of borrowings for the Bank to 12 months, and it was doubtful that the Company or the Bank could obtain other long term debt.  The limited ability to raise new funds was the reason that the Bank maintained a large balance of cash at the Federal Reserve Bank—it is the Bank’s policy to have sufficient cash on hand to cover all normal operating needs as well as cover most unusual cash outflows.  With the Bank’s troubled condition well publicized within its market areas, the Company needed to ensure that it would have sufficient cash on hand in the event of unusual deposit withdrawals.

Current Liquidity Status

At September 30, 2010, the Bank had a total facility amount of $1.02 billion at the FHLB and unused borrowing capacity of $978.4 million.  As of that date it also had $335.5 million of unused borrowing capacity with the FRB.  As mentioned above, these facilities are not unrestricted commitments, and during the second and third quarters of 2010, significant restrictions were imposed on them.

Some of the restrictions on the Bank’s ability to borrow were imposed because of the decline in the Bank’s capital ratios and some were imposed because of the Consent Order.  Having exceeded both the statutory levels for capital ratios to be classified as “well-capitalized” and the higher minimum capital ratios specified in the Operating Agreement, Management expects that some of these additional restrictions will be removed during the fourth quarter of 2010.

Meanwhile, Management continues to use its detailed twelve month rolling cash position analysis so that changes in liquidity sources and related needs may be identified and addressed well in advance of any issues or shortfalls.  At this time, no shortfalls have been identified for the foreseeable future, though results could change depending on industry conditions related to the credit markets and the Company’s own financial condition.

Maturity of Liabilities

At September 30, 2010, the Bank had a total of $385.7 million of brokered CDs and $30.5 million of CDARs CDs.  The brokered CDs have maturities from October 2010 through October 2012 with no more than $55.3 million maturing in any one month and no more than $100.4 million maturing in any one quarter.  All of the CDARs mature in July 2011.  Of the $908.4 million in FHLB advances outstanding at June 30, 2010, $85.0 million matured during July and August and $802.4 million was prepaid during the first nine days of September, using excess liquidity deposited at the FRB and proceeds from the Investment Transaction.  The Company incurred a $55.7 million prepayment penalty to execute this prepayment.

Of the $2.1 billion in retail or non-brokered CDs at September 30, 2010, $822.7 million will mature in the fourth quarter of 2010, $374.3 million in the first quarter of 2011, $343.2 million in the second quarter, $226.4 million in the third quarter, $41.6 million in the fourth quarter, and $158.3 million will mature in 2012.  Unlike the brokered CDs which may not be issued when the Bank is not classified as well-capitalized, at the option of the customer, the Bank may re-issue retail CDs when they mature within the constraints of the FDIC deposit rate cap.  With the exception of some of the CDs maturing in the fourth quarter of 2010 that were issued at relatively high rates in the fourth quarter of 2008 in a promotion intended to provide funding for the 2009 RAL season, the Bank expects that most of these maturing retail CDs will roll-over into new certificates.

Liquidity Ratio

Two prevalent liquidity ratios used in the banking industry are the net non-core funding dependence ratio and the short-term non-core funding dependence ratio as defined by regulatory practice.  These ratios measure the proportion of long-term assets such as loans and securities with remaining maturities of over one year that are funded by non-core funding sources and short-term non-core funding sources, respectively.  As of September 30, 2010, the Company’s net non-core funding dependence ratio was 21.3% and its short-term non-core funding ratio was 10.2%.  At December 31, 2009, these ratios were 38.3% and 18.4%, respectively.  The change indicates that as of September 30, 2010, the Company is less dependent on non-core funding sources.

Deferral of Interest on Trust Preferred Securities

As discussed above in the section titled Capital Resources, the Company elected to defer regularly scheduled interest payments on its outstanding $69.4 million of junior subordinated notes relating to its trust preferred securities and to suspend cash dividend payments on its outstanding common stock to reduce the need to dividend funds to PCB to pay these obligations.  These deferrals also had the effect of maintaining more liquidity at the Bank.

Credit Ratings

The Company’s liquidity is also impacted by the credit ratings assigned to the Company and the Bank by third party rating agencies.  On December 24, 2009, Moody’s downgraded the credit ratings of the Company from Caa1 to C and the long term deposits of the Bank from B1 to B3 with the financial strength rating being under review for a possible downgrade.  On December 24, 2009, DBRS downgraded their credit ratings for the Company from B to CCC and the deposits and senior debt of the Bank from BB to B with all ratings remaining under review with negative implications.  On February 1, 2010, Dominion Bond Regulation Service (“DBRS”) downgraded the credit ratings for the Company from CCC to CC and the senior debt of the Bank from B to CCC (high).  On March 15, 2010, Moody’s downgraded the credit ratings of the Bank from E+ to E, long-term deposits from B3 to Caa1 and long-term other senior obligations from Caa3 to C.  On April 29, 2010, following the announcement of the execution of the Investment Agreement, Moody’s placed the long-term ratings of the Company and the Bank on review for possible upgrade.  On August 3, 2010, DBRS placed all ratings “under review with positive implications.” On September 1, 2010, DBRS issued a press release in which it stated that the rating on the subordinated debt that was tendered was downgraded to default because the Company paid less than the face amount to those holders who tendered their debt instruments.  With respect to all other ratings, the press release said that they were still under review, and that if the capital plan of converting the newly outstanding mandatorily convertible preferred stock into common equity goes as expected, there could be upward rating pressure depending on the extent that DBRS believes the capital infusion will provide sufficient loss protection given the substantial asset quality issues still facing the Company.

Regulatory Restrictions

PCB is the parent company and sole owner of the Bank, and dividends from the Bank constitute the principal source of income to PCB.  However, there are various statutory and regulatory limitations and restrictions on the amount of dividends, if any, that may be paid by the Bank to PCB.  For a general discussion on such limitations and restrictions, refer to “Regulation and Supervision, Dividends and Other Transfer of Funds” on page 85 of the 2009 Form 10-K.  Pursuant to the Operating Agreement, the Bank may not pay a dividend or make a capital distribution to PCB until September 2, 2013.  From and after September 2, 2013, the Bank may not pay a dividend or make a capital distribution to PCB without the prior written consent of the OCC.  The Written Agreement also restricts the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the FRB.  In addition, as a result of the Written Agreement, PCB is required to provide notice and obtain the prior approval of the FRB prior to incurring, increasing or guaranteeing any debt, and prior to making any interest or principal payments on its outstanding $69.4 million of junior subordinated notes relating to its trust preferred securities.  If PCB is unable to make payments on any junior subordinated notes for more than 20 consecutive quarters, PCB would be in default under the governing agreements for such notes and the amounts due under such agreements would be immediately due and payable.

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

INTEREST RATE SENSITIVITY

Economic Value of Equity Simulations and Net Interest Income

The results of the asset liability model indicate how much of the Company’s net interest income and economic value of equity are “at risk” (deviation from the base case) from 2% shocks.  This exercise is normally valuable in identifying risk exposures and in comparing the Company’s risk of adverse impacts of changes in interest rates on financial instruments (“interest rate risk”) profile relative to other financial intermediaries and to its own profile in prior periods.  However, because of the purchase accounting adjustments recorded to the asset and liability balances as of August 31, 2010, the results are not comparable.  The economic value of equity (“EVE”) interest rate shock report for June 30, 2010 and September 30, 2010 are reported in separate tables as follows:

EVE Summary

Assuming the entire yield curve was to instantaneously increase 200 basis points, the Company’s projected economic value of equity at September 30, 2010 would increase by approximately 8.7% from the base.  At June 30, 2010 in the up 200 basis point scenario, the Company’s EVE was projected to increase by approximately 120.0% from the base projection.  In the down 200 basis point interest rate scenario, there is an assumption that the yield curve instantaneously decreases 200 basis points where possible.  When points on the yield curve are currently less than 2 percent, the yield curve is assigned a floor of zero.  Using this methodology for rates down 200 basis points, the projected EVE at September 30, 2010 is forecasted to decrease by approximately -4.0% from the base.  At June 30, 2010 in the down 200 basis point scenario, the Company’s EVE was projected to decrease by approximately -116.4% from the base projection.  Note that in this current low rate environment the down 200 basis point rate scenario is no longer a parallel shock in the traditional sense.  In a down rate shock the low funding yields hit their floors more quickly than higher asset yields resulting in abnormal spread compression.  Compared to a normal down 200 basis point scenario the loss on the funding portfolio is magnified and the EVE declines faster.  The current down 200 basis point results are not as comparable to historical results, and to some degree, the policy limit that assumes a parallel shock.

The impacts on the net interest income (“NII”) from interest rate shocks over the next twelve months from June 30 and September 30, 2010 are as follows:

NII Summary

Assuming the entire yield curve was to instantaneously increase 200 basis points, the projected net interest income for the next twelve months beginning October 1, 2010 would increase by approximately 9.7% from the base projection.  At June 30, 2010 in the up 200 basis point scenario, the Company’s projected net interest income for the twelve-month period beginning July 1, 2010 would have increased by approximately 16.4% from the base projection.  The rates down 200 basis points scenario assumes the yield curve instantaneously decreases 200 basis points where possible.  When the yield curve is less than 2 percent, the yield curve is assigned a floor of zero.  Using this methodology for rates down 200 basis points, the Company’s projected net interest income for the twelve-month period beginning October 1, 2010 would decrease by approximately -3.5%.  At June 30, 2010, in the down 200 basis point scenario, the Company’s projected net interest income for the twelve-month period beginning July 1, 2010 was projected to decrease by approximately -5.2% from the base projection.

The following have contributed to the change between June 30, 2010 and September 30, 2010 in the responsiveness of the EVE and NII to changes in interest rates:

■	A lower earning asset size and smaller balance sheet;

■	Recapitalization of the Bank, which added $500 million of new equity;

■	Prepayment and maturity of $900 million in the FHLB advance borrowing portfolio;

■	The tendering of $68 million in subordinated debt at the time of the recapitalization;

■	Higher utilization of rate floors in the company’s loan products;

■	The amortization and accretion of purchase accounting adjustments increased NII in all scenarios.

The addition of equity decreases the responsiveness of the EVE to changes in interest rates because it increased the denominator (equity) in the EVE calculation.

The reduction in fixed rate borrowings improved the base net interest income (NII) for the Bank.  The reduction of fixed rate borrowings also reduced the asset sensitivity of the Bank and lowered the potential gains in rates up scenarios.  It also lowered the Bank’s exposure in EVE and NII in rates down scenarios.

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

Compared to the prior quarter NII increased in all scenarios and NII dollar sensitivity is lower due to the reduction of fixed rate borrowing.  In addition NII dollar sensitivities due to interest rate changes now have a smaller impact in terms of percentages.  The EVE base is higher due to recapitalization and the EVE dollar sensitivity is lower due to lower fixed rate borrowings.  The higher base EVE reduced the percentage impact of EVE sensitivity for a given dollar change up or down.  In this extraordinarily low interest rate environment the likelihood of a significant further decline in interest rates is very low, much less a decline of 200 basis points.  Management continues to monitor the risk of this position, but does not believe that immediate corrective action is required.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s Management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report and as a result of the material weakness in the Company’s internal controls described below; our disclosure controls and procedures were not effective as of September 30, 2010.

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

During the second and third quarter of 2010, Management has designed new controls to remediate deficiencies in credit administration.  Programs addressing risk rating accuracy, loan portfolio and problem asset management are being implemented.  Management anticipates evaluating and testing the operating effectiveness of the new controls throughout 2010.

Changes in internal control over financial reporting

With the exception of the item described above, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management believes that these deficiencies can be remediated prior to December 31, 2010.

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

ACH: Automated Clearing House.

AFS: Available for sale.

AICPA: American Institute of Certified Public Accountant’s.

ALCO: The Company’s Asset and Liability Committee.

ALLL: Allowance for loan and lease losses.

AOCI: Accumulated Other Comprehensive Income.

Articles Amendment: An amendment to the Company’s articles of incorporation increasing the total number of authorized shares of common stock to 5,000,000,000.

Articles of Incorporation: The Company’s articles of incorporation.

Asset and Liability Committee (ALCO): Oversees the decisions made by the Company’s Management to manage the risk associated with the assets and liabilities held by the Company.

ATM: Automated Teller Machine.

Average balances: Daily averages, i.e., the averages are computed using the balances for each day of the period, rather than computing the average of the first and last day of the period.

BOLI: Bank owned life insurance.

Bps (Basis Points): A percentage expressed by multiplying a percentage by 100. For example, 1.0% is 100 basis points.

Commercial: Traditional commercial and industrial loans.

Consent Order: Consent Order dated May 11, 2010, by and between the Bank and the OCC.

CCB: Commercial & Community Banking.

CCO: Chief Credit Officer.

CD: Certificates of Deposit.

CDARs: Certificate of Deposit Account Registry Services.

CEO: Chief Executive Officer.

CFO: Chief Financial Officer.

CMO: Collateralized Mortgage Obligations.

Core Deposit Intangibles (CDI): Premium paid on deposit relationships at the date of acquisition.

Coupon rate: The stated rate of the loan or security.

CRA: Community Reinvestment Act.

Credit risk: The risk that a debtor will not repay according to the terms of the debt contract.

Customer Relationship Intangibles (CRI): Premium paid on customer relationships at the date of acquisition.

DBRS: Dominion Bond Rating Service.

Economic Value of Equity (EVE): A cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows.

Exchange Agreement: Exchange Agreement dated July 26, 2010, by and between the Company and the United States Department of the Treasury.

Exchange Closing Date: August 31, 2010.

FASB: Financial Accounting Standards Board.

FASB ASC: FASB Accounting Standards Codification.

FBSLO: First Bank of San Luis Obispo.

FDIC: Federal Deposit Insurance Corporation.

FDICIA: Federal Deposit Insurance Corporation Improvement Act.

FHLB: Federal Home Loan Bank.

FHLMC: Federal Home Loan Mortgage Corporation.

FNB: First National Bank of Central California.

FNMA: Federal National Mortgage Association.

Ford: SB Acquisition Company LLC, a wholly-owned subsidiary of Ford Financial Fund, L.P. Also defined as “the Investor”.

FRB: Board of Governors of the Federal Reserve System and the Federal Reserve Bank of San Francisco.

GAAP: Generally Accepted Accounting Principles, which are approved principles of accounting as generally accepted in the United States of America.

GNMA: Government National Mortgage Association.

HELOC: Home equity line of credit.

HFI: Loans held for Investment.

Interest rate risk: The risk of adverse impacts of changes in interest rates on financial instruments.

Investment Agreement: Investment Agreement dated April 29, 2010, by and among the Company, the Bank and SB Acquisition Company LLC, a wholly-owned subsidiary of Ford Financial Fund, L.P.

Investment grade: A rating of an investment security which is graded BBB- or better by Standard & Poor or Baa3 or better at Moody’s.

Investment Transaction: SB Acquisition Company LLC, a wholly-owned subsidiary of Ford Financial Fund, L.P., acquired 98.1% of PCB’s voting securities through the sale, by the Company, and the purchase, by Ford, of (i) 225,000,000 shares of common stock at a purchase price of $0.20 per share and (ii) 455,000 newly created shares of our Series C Convertible Participating Voting Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $1,000 per share, in exchange for $500,000,000 in cash.

LIBOR: London Inter-Bank Offered Rate.

LIHTCP: Low-Income Housing Tax Credit Partnerships.

LSR: Loan Servicing Rights.

Moody’s : Moody’s Financial Services.

MBS: Mortgage Backed Security.

MCM: Morton Capital Management.

MD&A: Management Discussion and Analysis.

Minimum Bid Price Requirement: The NASDAQ Stock Market requirement that the closing bid price of the common stock is allowed to be below the minimum $1.00 per share not more than 30 consecutive business days, pursuant to NASDAQ Marketplace Rule 5450(a)(1).

MMDA: Money Market Deposit Accounts (also referred to as Money Market accounts).

MSR: Mortgage Servicing Rights.

NASDAQ: National Association of Securities Dealers Automated Quotations.

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

NOW: Interest-bearing checking accounts.

OCC: Office of the Comptroller of the Currency.

OCI: Other Comprehensive Income.

Operating Agreement: Operating Agreement dated September 2, 2010, by and between the Bank and the OCC.

OREO: Other Real Estate Owned. Also defined as “foreclosure assets”.

OTC: Over The Counter.

OTTI: Other-Than-Temporary Impairment.

PCB: Pacific Capital Bancorp, which is a bank holding company. Also defined as “the Company”.

PCBNA: Pacific Capital Bank, National Association. Also defined as “the bank”.

PCI: Purchased Credit Impaired.

RAL: Refund anticipation loan.

RAL and RT Programs: Two products related to income tax returns filed electronically. The Company provided these products to taxpayers who file their returns electronically nationwide.

REWA: R.E. Wacker Associates.

RT: Refund transfer.

S&P: Standard & Poors.

Sarbanes-Oxley Act: In 2002, the Sarbanes-Oxley Act (“SOX”) was enacted as Federal legislation. This legislation imposes a number of new requirements on financial reporting and corporate governance on all corporations.

SBA: Small Business Administration.

SEC SAB: SEC Staff Accounting Bulletin.

SBB: San Benito Bank.

SBB&T: Santa Barbara Bank & Trust.

SBTPG: Santa Barbara Tax Products Group, LLC.

SEC: Securities and Exchange Commission.

SFAS: Statement of Financial Accounting Standard.

SOX: See Sarbanes-Oxley Act.

SVNB: South Valley National Bank.

TARP: Troubled Asset Relief Program.

TDR: Troubled debt restructure, restructured loans.

The Plans: The Retiree Health Plan and the Key Employee’s Retiree Health Plan.

Transaction Date: August 31, 2010.

Treasury: United States Department of the Treasury.

TT&L: Treasury Tax and Loans.

VEBA: Voluntary Employees’ Beneficiary Association.

Veritas: Veritas Wealth Advisors, a limited liability company.

VIE: Variable Interest Entity.

Weighted average rate: Total interest divided by the computed daily weighted average balance.

Wholesale borrowing: Borrowings from other financial institutions.

Written Agreement: Written Agreement dated May 11, 2010, by and between the Company and the Federal Reserve Bank of San Francisco.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 14, “Commitments and Contingencies” to the Consolidated Financial Statements of this Form 10-Q.

ITEM 1A.	RISK FACTORS

The 2009 Form 10-K includes detailed disclosure about the risks faced by the Company’s business.  Such risks have not materially changed since December 31, 2009, except as described below:

Regulatory Risk

While the Company and the Bank intend to take such actions as may be necessary to comply with the requirements of the Written Agreement, Consent Order and Operating Agreement, there can be no assurance that the Company will be able to comply fully with the provisions of the Written Agreement or that the Bank will be able to comply fully with the provisions of the Consent Order and Operating Agreement, that compliance with the Written Agreement, Consent Order and Operating Agreement will not be more time consuming or more expensive than anticipated, that compliance with the Written Agreement, Consent Order and Operating Agreement will enable the Company and the Bank to resume profitable operations, or that efforts to comply with the Written Agreement, Consent Order and Operating Agreement will not have adverse effects on the operations and financial condition of the Company or the Bank.

Continued Regulatory Scrutiny

Even though the Company has completed the Investment Transaction and the Treasury Exchange, it cannot assure you whether or when the Written Agreement, Consent Order and Operating Agreement will be lifted or terminated.  Even if they are lifted or terminated in whole or in part, the Company may still be subject to supervisory enforcement actions that restrict its activities.  For additional information, see “Risk Factors—Regulatory Risk.”

Controlling Shareholder

Upon completion of the Investment Transaction and Treasury Exchange, and before accounting for any stock that may subsequently be issued pursuant to the shareholder rights offering, the Investor owned approximately 86% of the Company’s outstanding common stock and has two representatives on the board of directors.  Accordingly, the Investor has a controlling influence over the election of directors to the board and over corporate policy, including decisions to enter into mergers or other extraordinary transactions.  In pursuing its economic interests, the Investor may make decisions with respect to fundamental corporate transactions which may be different than the decisions of other shareholders.

NASDAQ Corporate Governance Requirements

The Company’s common stock is currently listed on The NASDAQ Global Select Market.  NASDAQ generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions.  However, under the rules applicable to NASDAQ, if another company owns more than 50% of the voting power of a listed company, that company is considered a “controlled company” and exempt from rules relating to independence of the board of directors and the compensation and nominating committees.  The Company is a controlled company because the Investor beneficially owns more than 50% of the Company’s outstanding voting stock.  Accordingly, the Company is exempt from certain corporate governance requirements and its shareholders may not have all the protections that these rules are intended to provide.

Continued Listing on The NASDAQ Global Select Market

On October 8, 2010, the Company received a written notification from The NASDAQ Stock Market advising it that the closing bid price of the common stock for the previous 30 consecutive business days had been below the minimum $1.00 per share (“Minimum Bid Price Requirement”) required for continued listing on NASDAQ pursuant to NASDAQ Marketplace Rule 5450(a)(1).  Pursuant to NASDAQ Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial grace period of 180 calendar days, or until April 6, 2011, to regain compliance with the Minimum Bid Price Requirement.  If the Company is unable to regain compliance with the Minimum Bid Price Requirement on or prior to April 6, 2011, the common stock may be delisted from NASDAQ.  The delisting of the common stock would significantly affect the ability of investors to trade the Company’s securities and would likely reduce the liquidity and market price of the common stock.  In addition, the delisting of the common stock could also materially adversely affect the Company’s ability to raise capital on terms acceptable to us or at all.  Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by customers and employees and the loss of institutional investor interest in the common stock.

Reverse Stock Split

The Company expects to effect a reverse stock split in the near future for the primary purpose of increasing the market price of the common stock and making the common stock more attractive to a broader range of institutional and other investors.  Reducing the number of outstanding shares of common stock through the reverse stock split is intended, absent other factors, to increase the per share market price of the common stock.  However, other factors, such as the Company’s financial results, market conditions and the market perception of the Company’s business and prospects, may adversely affect the market price of the common stock.  As a result, there can be no assurance that the reverse stock split, if completed, would increase the per share market price of the common stock, that the per share market price of the common stock would not decrease in the future or that the common stock would be more attractive to a broader range of institutional and other investors.  Additionally, the Company cannot assure shareholders that the per share market price of the common stock after the reverse stock split, if completed, would increase in proportion to the reduction in the number of shares of common stock outstanding before the reverse stock split.  Accordingly, the total market capitalization of the common stock after the reverse stock split may be lower than the total market capitalization before the reverse stock split.

The reverse stock split, if completed, would affect all holders of the common stock uniformly and would not affect any shareholder’s percentage ownership interest in the Company, except that record holders of common stock otherwise entitled to a fractional share as a result of the reverse stock split would receive a cash payment in lieu of such fractional share.  These cash payments will reduce the number of post-reverse stock split holders of the common stock to the extent there are currently shareholders who would otherwise receive less than one share of common stock after the reverse stock split.  The reverse stock split, if completed, may also result in some shareholders owning “odd lots” of less than 100 shares of common stock.  Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots may be higher than the costs of transactions in “round lots” of even multiples of 100 shares.

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

The Company’s Board of Directors did not declare a dividend on the Series B Preferred Stock since the first quarter of 2009.  As of August 31, 2010, unpaid cumulative dividends on the Series B Preferred Stock were $14.4 million.  On August 31, 2010, the Series B Preferred Stock and the unpaid cumulative dividends were exchanged for 195,045 shares of newly created Series D Preferred Stock, eliminating the default condition.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Restatement of Articles of Incorporation of Pacific Capital Bancorp filed with the Secretary of State of California on June 10, 2005 (1)

3.2	Certificate of Amendment of Articles of Incorporation of Pacific Capital Bancorp filed with the Secretary of State of California on August 8, 2005 (2)

3.3	Certificate of Amendment of Articles of Incorporation of Pacific Capital Bancorp filed with the Secretary of State of California on October 5, 2009 (3)

3.4	Certificate of Amendment of Articles of Incorporation of Pacific Capital Bancorp filed with the Secretary of State of California on September 23, 2010 (4)

3.5	Certificate of Determination of Preferences of Series B Fixed Rate Cumulative Perpetual Preferred Stock of Pacific Capital Bancorp filed with the Secretary of State of California on November 20, 2008 (5)

3.6	Certificate of Determination of Series C Cumulative Perpetual Preferred Stock of Pacific Capital Bancorp filed with the Secretary of State of California on August 27, 2010 (6)

3.7	Certificate of Determination of Preferences of Series D Fixed Rate Cumulative Perpetual Preferred Stock of Pacific Capital Bancorp filed with the Secretary of State of California on August 27, 2010 (7)

3.8	Amended and Restated Bylaws of Pacific Capital Bancorp effective August 9, 2010 (8)

4.1	Amended and Restated Warrant to Purchase Common Stock (9)

10.1	Exchange Agreement, dated July 26, 2010, by and between Pacific Capital Bancorp and the United States Department of the Treasury (10)

10.2	Annex A to the Exchange Agreement, dated as of July 26, 2010, by and between Pacific Capital Bancorp and the United States Department of the Treasury—Form of Warrant (11)

10.3	Annex B to the Exchange Agreement, dated as of July 26, 2010, by and between Pacific Capital Bancorp and the United States Department of the Treasury—Form of New Certificate of Determination (12)

10.4	Registration Rights Agreement, dated as of August 31, 2010, by and between Pacific Capital Bancorp and SB Acquisition Company LLC (13)

10.5	Form of Indemnification Agreement by and between Pacific Capital Bancorp and its directors and certain officers (14),

10.6	Form of Indemnification Agreement by and between Pacific Capital Bank, N.A. and its directors and certain officers (15)

10.7	Modification of Existing Consent Order dated September 2, 2010, issued by the Comptroller of the Currency in the matter of Pacific Capital Bank, National Association (16)

10.8	Form of Consent (17)

10.9	Form of Waiver (18)

31.	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.1	Certification of Carl B. Webb *

	31.2	Certification of Mark K. Olson *

32.	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	32.1	Certification of Carl B. Webb and Mark K. Olson *

Shareholders may obtain a copy of any exhibit by writing to:

Carol Zepke, Corporate Secretary

Pacific Capital Bancorp

P.O. Box 60839

Santa Barbara, CA 93160

*	Filed herewith.

The Exhibits listed below are incorporated by reference from the specified filing.

(1)	Filed as Exhibit 3(i)(b) to the Current Report on Form 8-K of Pacific Capital Bancorp filed on June 17, 2005.
(2)	Filed as Exhibit 3(i)(b) to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp for the fiscal quarter ended September 30, 2005.
(3)	Filed as Exhibit 3.3 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2009.
(4)	Filed as Exhibit 3.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on September 27, 2010.
(5)	Filed as Exhibit 3.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on November 26, 2008.
(6)	Filed as Exhibit 3.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on September 2, 2010.
(7)	Filed as Exhibit 3.2 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on September 2, 2010.
(8)	Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp for the fiscal quarter ended June 30, 2010.
(9)	Filed as Exhibit 4.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on September 2, 2010.
(10)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on July 27, 2010.
(11)	Filed as Exhibit 10.2 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on July 27, 2010.
(12)	Filed as Exhibit 10.3 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on July 27, 2010.
(13)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on September 2, 2010.
(14)	Filed as Exhibit 10.2 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on September 2, 2010.
(15)	Filed as Exhibit 10.3 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on September 2, 2010.
(16)	Filed as Exhibit 10.28 to the Registration Statement on Form S-1 of Pacific Capital Bancorp filed on October 5, 2010.
(17)	Filed as Exhibit 10.4 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on September 2, 2010.
(18)	Filed as Exhibit 10.5 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on September 2, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PACIFIC CAPITAL BANCORP

/s/ Carl B. Webb	November 9, 2010
Carl B. Webb Chief Executive Officer

/s/ Mark K. Olson	November 9, 2010
Mark K. Olson Executive Vice President and Chief Financial Officer