Form 10-K
period 2010-12-31
PACIFIC CAPITAL BANCORP /CA/
filed 2011-03-28
CIK 357264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

COMMISSION FILE NUMBER 001-35026

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-3673456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1021 Anacapa St. Santa Barbara, California	93101
(Address of principal executive offices)	(Zip Code)

(805) 564-6405

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates computed June 30, 2010, based on the sales prices on that date of $72.00 per share: Common Stock—$31,634,555. All directors and executive officers and the registrant’s Employee Stock Ownership Plan have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant; however, this determination does not constitute an admission of affiliate status for any of these shareholders.

As of March 15, 2011, there were 32,901,711 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant’s Proxy Statement for the Annual Meeting of Shareholders on May 11, 2011 are incorporated by reference into Part III.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Pacific Capital Bancorp (the “Company” or “PCBC”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements, other than statements of historical fact, are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, acquisition and divestiture opportunities, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “will likely result,” “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements.

Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements. The Company cautions the reader of these statements therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•

inability to continuously satisfy the higher minimum capital ratios that Pacific Capital Bank, N.A. (the “Bank” or “PCBNA”) is required to maintain pursuant to the Operating Agreement dated September 2, 2010 (the “Operating Agreement”) by and between the Bank and the Office of the Comptroller of the Currency (the “OCC”);

•

the effect of other requirements of the Operating Agreement and the requirements of the Consent Order issued by the OCC on May 11, 2010 (as modified, the “Consent Order”) and the Written Agreement dated May 11, 2010 (“Written Agreement”), by and between the Company and the Federal Reserve Bank of San Francisco (the “Reserve Bank”), and any further regulatory actions;

•	inability to generate assets on acceptable terms or at all;

•	Management’s ability to effectively execute the Company’s business plan;

•	inability to raise additional capital, if and when necessary, on acceptable terms or at all;

•	inability to receive dividends from the Bank;

•

costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;

•	changes in capital classification;

•	the impact of current economic conditions and the Company’s results of operations on its ability to borrow additional funds to meet its liquidity needs;

•	local, regional, national and international economic conditions and events and the impact they may have on the Company and its customers;

•	changes in the economy affecting real estate values;

•	inability to attract and retain deposits;

•	changes in the level of non-performing assets and charge-offs;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	changes in the financial performance and/or condition of the Bank’s borrowers;

•	effect of additional provision for loan losses;

•	long term negative trends in the Company’s market capitalization;

•	effects of any changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the “Reserve Board”);

•	inflation, interest rate, cost of funds, securities market and monetary fluctuations;

•	political instability;

•	acts of war or terrorism, natural disasters such as earthquakes or fires, or the effects of pandemic flu;

•	the timely development and acceptance of new products and services and perceived overall value of these products and services by users;

•	changes in consumer spending, borrowings and savings habits;

•	technological changes, including the implementation of new systems;

•	changes in the Company’s organization, management, compensation and benefit plans;

•	competitive pressures from other financial institutions;

•	continued consolidation in the financial services industry;

•	inability to maintain or increase market share and control expenses;

•	impact of reputational risk on such matters as business generation and retention, funding and liquidity;

•	rating agency downgrades;

•	continued volatility in the credit and equity markets and its effect on the general economy;

•

effect of changes in laws and regulations (including enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) and other changes in laws concerning banking, taxes and securities) with which the Company and its subsidiaries must comply;

•

effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board (“FASB”) and other accounting standard setters;

•	other factors that are described under the heading “Risk Factors” in this Form 10-K; and

•	the Company’s success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

Definition of Terms

Specific accounting and banking industry terms and acronyms used throughout this document are defined in the glossary on pages 234 through 236.

ITEM 1.	BUSINESS

Organizational Structure and History

Pacific Capital Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company provides a wide range of banking, investing and trust services to its clients primarily through its wholly-owned subsidiary, Pacific Capital Bank, N.A. and its subsidiaries.

The Bank combines the breadth of financial products typically associated with a larger financial institution with the type of individual client service that is found in a community bank. The Bank provides full service banking, including all aspects of checking and savings, private and commercial lending, investment advisory services, trust, and other banking products and services. Products and services are offered through retail branch offices, commercial and wealth management centers and other distribution channels to consumers and businesses operating throughout the Central Coast of California, in eight contiguous counties including Santa Barbara, Ventura, Monterey, Santa Cruz, Santa Clara, San Benito, San Luis Obispo and Los Angeles. The Company is headquartered in Santa Barbara, California.

At December 31, 2010, the Company had six wholly-owned subsidiaries. Two are consolidated in the financial statements of the Company, PCBNA, and PCB Service Corporation, which is utilized as a trustee of deeds of trust in which PCBNA is the beneficiary. Four are unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in Note 17, “Long Term Debt and Other Borrowings” on page 194 of this Form 10-K.

The Bank has three wholly-owned consolidated subsidiaries. Morton Capital Management (“MCM”) and R.E. Wacker Associates, Inc. (“REWA”) are registered investment advisors that provide investment advisory services to individuals, foundations, retirement plans and select institutional clients. SBBT RAL Funding Corp was utilized as part of the financing of the Refund Anticipation Loan (“RAL”) program as described in Note 26, “Discontinued Operations—RAL and RT Programs”.

The Bank also retains ownership in several low income housing tax credit partnerships (“LIHTCP”) that are not consolidated into the Company’s Consolidated Financial Statements. For additional information regarding PCBNA’s investment in LIHTCP, refer to Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements on page 117.

The Bank commenced operations in 1960 as Santa Barbara National Bank. In 1979, SBNB switched from a national charter to a state charter and changed its name to Santa Barbara Bank & Trust (“SBB&T”). In 1982, Santa Barbara Bancorp, a bank holding company, was formed and became the sole owner of SBB&T through an exchange of SBB&T stock for Santa Barbara Bancorp Stock. In 1998, Santa Barbara Bancorp merged with another bank holding company. This holding company used First National Bank of Central California (“FNB”) and South Valley National Bank (“SVNB”) as brand names for its subsidiary bank. Santa Barbara Bancorp changed its name to Pacific Capital Bancorp in connection with the merger. In 2002, the two banks were consolidated into one national bank charter, PCBNA.

At December 31, 2010, PCBNA conducted its banking services in 47 retail branches and under five brand names Santa Barbara Bank & Trust, First National Bank of Central California, South Valley National Bank, San Benito Bank, and First Bank of San Luis Obispo as shown in the following table:

Brand Name	Counties	Year Founded or Acquired	Number of Locations
Santa Barbara Bank & Trust	Santa Barbara, Ventura, and Los Angeles	1960	31
First National Bank of Central California	Monterey and Santa Cruz	1998	7
South Valley National Bank	Santa Clara	1998	3
San Benito Bank	San Benito	2000	3
First Bank of San Luis Obispo	San Luis Obispo	2005	3

These brand names represented the former names of independent banks acquired by PCBNA. During December 2010, the Bank announced plans to consolidate its brand names to a single brand, Santa Barbara Bank & Trust. The Bank expects to complete its re-branding efforts by the end of 2011.

On December 30, 2010, the Company changed its state of incorporation from California to Delaware. Other than the change in corporate domicile, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities or total shareholder’s equity of the Company, nor did it result in any change in location of the Company’s employees, including the Company’s management. Additionally, the reincorporation did not alter any shareholder’s percentage ownership interest or number of shares owned in the Company. The shareholders’ equity section of the accompanying consolidated financial statements has been restated retroactively to give effect to the reincorporation. Such reclassification had no effect on the results of operations or the total amount of shareholders' equity.

Recent Developments

The Company completed a series of transactions during the second half of 2010, including a $500 million private placement to SB Acquisition Company LLC, a wholly-owned subsidiary of Ford Financial Fund, L.P. (“SB Acquisition”); the exchange of preferred stock held by the United States Department of the Treasury (“U.S. Treasury”) for common stock; and the completion of a cash tender offer for any and all outstanding trust preferred securities and subordinated bank notes (collectively, the “Recapitalization Transaction”). For additional information regarding the Recapitalization Transaction refer to “Recent Change in the Ownership and Capital Structure of the Company” section in Management’s Discussion & Analysis (the “MD&A”) beginning on page 44.

On December 28, 2010, the Company effected a 1-for-100 reverse stock split, as reflected at the open of trading on the following day. All prior per share and dividend amounts have been restated to reflect this split throughout this document.

Discontinued Operations

On January 14, 2010, the Company entered into an agreement for the sale of its Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs segment. Management determined that the sale of the RAL and RT Programs met the requirements as a discontinued operation for the Company in accordance with the accounting guidance for Impairment and Disposal of Long-Lived Assets. Accordingly,

the financial results from the RAL and RT Programs have been reclassified within the Company’s Consolidated Financial Statements and presented separately as discontinued operations. The information regarding the sale of the RAL and RT Programs and required disclosures for discontinued operations are disclosed in Note 26, “Discontinued Operations—RAL and RT Programs” of these Consolidated Financial Statements.

Employees

At December 31, 2010, the Company employed 983 employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good.

Competition

The banking and financial services business is highly competitive. The increasingly competitive environment faced by banks is a result primarily of changes in laws and regulations, changes in technology and product delivery systems, and the continued consolidation among financial services providers. The Company competes for loans, deposits, trust and investment advisory services and customers with other commercial banks, savings and loan associations, securities and brokerage companies, investment advisors, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many competitors are much larger in total assets and capitalization, have greater access to capital markets, including foreign markets, and/or offer a broader range of financial services.

Economic Conditions and Legislative and Regulatory Developments

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. These rates are highly sensitive to many factors that are beyond the Company’s control and cannot be predicted, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on the Company. A more detailed discussion of the Company’s interest rate risks and the mitigation of those risks begins on page 98.

The Company’s business is also influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies. The Reserve Board implements national monetary policies (with objectives such as maintaining price stability and reducing unemployment) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target Federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on the Company cannot be predicted.

From time to time, federal and state legislation is enacted that may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. In response to the economic downturn and financial industry instability, legislative and regulatory initiatives were, and are expected to continue to be, introduced and implemented, which substantially intensify the regulation of the financial services industry. Moreover, especially in the current economic environment, bank regulatory agencies have responded to concerns and trends identified in examinations, and this has resulted in the increased issuance and continuation of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank represents landmark legislation which followed other legislative and regulatory initiatives in 2008 and 2009 in response to the recent economic downturn and financial industry instability. Dodd-Frank impacts many aspects of the financial services industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Dodd-Frank includes, among other things, the following: (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) expanded Federal Deposit Insurance Corporation (“FDIC”) resolution authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions; (iii) the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment; (iv) enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks; (v) requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries; (vi) the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions; (vii) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage until January 1, 2013, for the full net amount held by depositors in noninterest bearing transaction accounts; (viii) authorization for financial institutions to pay interest on business checking accounts; (ix) changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity and increase the minimum reserve ratio for the FDIC Deposit Insurance Fund (the “DIF”) from 1.15% to 1.35%; (x) the elimination of remaining barriers to de novo interstate branching by banks; (xi) expanded restrictions on transactions with affiliates and insiders and lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions; (xii) the transfer of oversight of federally chartered thrift institutions to the OCC and state-chartered savings banks to the FDIC, and the elimination of the Office of Thrift Supervision; (xiii) provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (1) stockholder advisory votes on executive compensation, (2) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, (3) enhanced independence requirements for compensation committee members, and (4) authority for the Securities and Exchange Commission (the “SEC”) to adopt proxy access rules which would permit shareholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement; and (xiv) the creation of a Consumer Financial Protection Bureau, which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and examine and enforce these regulations on banks with more than $10 billion in assets.

The Company cannot predict the extent to which the interpretations and implementation of this wide-ranging federal legislation may affect it. Many of the requirements of Dodd-Frank will be implemented over time and most will be subject to regulations implemented over the course of several years. There can be no assurance that these or future reforms (such as possible new standards for commercial real estate lending or new stress testing guidance for all banks) arising out of studies and reports required by Dodd-Frank will not significantly increase the Company’s compliance or other operating costs and earnings or otherwise have a significant impact on its business, financial condition and results of operations. Dodd-Frank is likely to impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect the Company’s business. As a result of the changes required by Dodd-Frank, the profitability of the Company’s business activities may be impacted and it may be required to make changes to certain of its business practices. These changes may also require the Company to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

EESA and ARRA

Previous legislation enacted in response to the recent economic downturn and financial industry instability included the Emergency Economic Stabilization Act of 2008 (“EESA”), enacted on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 (“ARRA”), enacted on February 17, 2009. Pursuant to EESA, the United States Department of the Treasury (“U.S. Treasury”) was authorized to create the $700 billion Troubled Assets Relief Program (“TARP”) to purchase, insure, hold and sell a wide variety of financial instruments, and, as implemented under the Capital Purchase Program (“CPP”), included authorization for up to $250 billion in senior preferred stock of qualifying United States banks and savings associations or their holding companies.

In order to participate in the TARP CPP, financial institutions were required to adopt certain standards for executive compensation and corporate governance imposed by EESA. These standards generally applied to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards included (1) ensuring that incentive compensation for senior executives did not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that were later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

ARRA amended EESA and imposed certain new, more stringent executive compensation and corporate expenditure limits on all current and future TARP recipients. The executive compensation standards under ARRA include, but are not limited to, (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to the public interest, (vi) required establishment of a companywide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual stockholder meetings of a non-binding “Say on Pay” stockholder vote on the compensation of executives.

On November 21, 2008, the Company entered into a Securities Purchase Agreement—Standard Terms with the U.S. Treasury, pursuant to which, among other things, the Company sold preferred stock and warrants to the U.S. Treasury for an aggregate purchase price of $180.6 million. Under the terms of the TARP CPP, the Company was required to comply with the foregoing executive compensation requirements and was prohibited from increasing dividends on its common stock and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury’s consent. Furthermore, as long as the preferred stock issued to the U.S. Treasury was outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company’s common stock, were prohibited until all accrued and unpaid dividends were paid on such preferred stock. The Company complied with all such requirements through August 31, 2010, the date on which it ceased being subject to such requirements.

Regulation and Supervision

General

The Company and its subsidiaries are subject to significant regulation and restrictions by Federal and State laws and regulatory agencies. These regulations and restrictions are intended primarily for the protection of depositors and the DIF, and secondarily for the stability of the U.S. banking system. They are not intended for the benefit of shareholders of financial institutions. The following discussion of key statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.

Current Regulatory Matters

On September 2, 2010, the Bank entered into the Operating Agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years shall have elapsed since the effective date of the Operating Agreement.

The Bank is also subject to the Consent Order issued by the OCC, pursuant to which, among other things, the Bank agreed:

•	establish a compliance committee to monitor and coordinate compliance with the Consent Order;

•

develop and implement a three year strategic plan for the Bank, which shall, among other things, establish objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development, and market segments that the Bank intends to promote or develop, together with strategies to achieve those objectives;

•

ensure that the Bank has competent management in place on a full-time basis in all executive officer positions to carry out the Bank’s policies, ensure compliance with the Consent Order, ensure compliance with applicable laws, rules and regulations, and manage the day to day operations of the Bank in a safe and sound manner;

•	develop and implement a written credit policy and a commercial real estate concentration management program;

•

obtain current and complete credit information and collateral documentation on all loans lacking such information and documentation, and to maintain a list of any credit exceptions and collateral exceptions that have not been corrected within 60 days;

•

develop and implement a written consumer mortgage credit risk program, a retail mortgage loan collections program, a retail mortgage loan loss recognition program, a commercial credit risk ratings program, and an independent loan review program;

•

develop and implement a program to determine whether a loan is impaired and for measuring the amount of the impairment to ensure that the Bank maintains an adequate Allowance for Loan and Lease Losses (“ALLL”), consistent with Financial Accounting Standards 114;

•	implement a program for the maintenance of an adequate Allowance for Loan and Lease Losses;

•

develop and implement a program to protect the Bank’s interest in those assets criticized in the more recent and any subsequent Report of Examination, by any internal or external loan review, or in any list provided to management by the National Bank Examiners during any examination as “doubtful,” substandard,” or “special mention;”

•	adopt and implement an action plan to manage each parcel of Other Real Estate Owned (“OREO”); and

•	take action to maintain adequate sources of stable funding and to review the Bank’s liquidity on a monthly basis.

On May 11, 2010, the Company entered into the Written Agreement with the Reserve Bank. The Written Agreement restricts the payment of dividends by the Company, as well as the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the Reserve Bank. The Written Agreement further requires that the Company not incur, increase, or guarantee any debt, repurchase or redeem any shares of its stock, or pay any interest or principal on subordinated debt or trust preferred securities, in each case without the prior approval of the Reserve Bank. The Written Agreement also requires the Company to develop a capital plan for the Company, which shall address, among other things, the Company’s current and future capital requirements, including compliance with the minimum capital ratios, the adequacy of the capital, the source and timing of additional funds, and procedures to notify the Reserve Bank no more than thirty days after the end of any quarter in which the Company’s consolidated capital ratios or the Bank’s capital ratios fall below the required minimums. The Company will also be required to provide notice to the Reserve Bank regarding the appointment of any new director or senior executive officer. Finally, the board of directors of the Company is required to submit written progress reports to the Reserve Bank within thirty days after the end of each calendar quarter.

Bank Holding Company Regulation

As a bank holding company, the Company is subject to supervision and examination by the Reserve Board under the BHCA. Accordingly, the Company is subject to the Reserve Board’s regulations and its authority to:

•	Require periodic reports and such additional information as the Reserve Board may require;

•	Require bank holding companies to maintain increased levels of capital;

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank;

•	Restrict the ability of bank holding companies to declare dividends or obtain dividends or other distributions from their subsidiary banks;

•

Terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•	Take formal or informal enforcement action or issue other supervisory directives and assess civil money penalties for non-compliance under certain circumstances;

•

Require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination;

•

Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations; and

•

Approve acquisitions and mergers with banks and consider certain competitive, management, financial or other factors in granting these approvals in addition to similar California or other state banking agency approvals which may also be required.

Subject to prior notice or Reserve Board approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Reserve Board approval. Pursuant to GLBA and Dodd-Frank, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. The Company has not elected financial holding company status and neither the Company nor the Bank has engaged in any activities determined by the Reserve Board to be financial in nature or incidental or complementary to activities that are financial in nature.

Bank Regulation

The Bank, as a nationally chartered bank, is subject to primary supervision, periodic examination, and regulation by the OCC. To a lesser extent, the Bank is also subject to certain regulations promulgated by the Reserve Board and the FDIC, as administrator of the DIF. The federal bank regulatory agencies have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the OCC, and separately the FDIC as insurer of the Bank’s deposits, have authority to:

•	Require affirmative action to correct any conditions resulting from any violation or practice;

•

Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the Bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

•	Restrict the Bank’s payment of dividends;

•	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions;

•

Enter into informal or formal enforcement orders, including memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•

Require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination;

•	Remove officers and directors and assess civil monetary penalties; and

•	Take possession of and close and liquidate the Bank.

Dividends and Other Transfer of Funds

Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. The Bank is subject first to corporate restrictions on its ability to pay dividends. Prior OCC approval is also required for the Bank to declare a dividend if the total of all dividends (common and preferred), including the proposed dividend, declared by the Bank in any calendar year will exceed its net retained income of that year to date plus the retained net income of the preceding two calendar years. In addition, the banking agencies have the authority under their safety and soundness guidelines and prompt correct action regulations to require their prior approval or to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Further, the Bank may not pay a dividend if it would be undercapitalized after the dividend payment is made. As discussed above in “Current Regulatory Matters,” as a result of the Written Agreement and Operating Agreement, both OCC and Reserve Bank approval is required before the Bank may declare or pay any dividends to the Company.

It is Reserve Board policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also Reserve Board policy that bank holding companies should not maintain dividend levels that undermine the company’s ability to be a source of strength to its banking subsidiaries. In consideration of the current financial and economic environment, the Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are strong. As discussed above in “Current Regulatory Matters,” as a result of the Written Agreement, Reserve Bank approval will now be required before the Company may declare or pay any dividends to its shareholders.

Capital Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Increased capital requirements are expected as a result of expanded authority set forth in Dodd-Frank and the Basel III international supervisory developments discussed above. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2010, the Company’s and the Bank’s capital ratios exceeded the minimum percentage requirements to be deemed “well capitalized” for regulatory purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

The current risk-based capital guidelines for bank holding companies and banks adopted by the federal banking agencies are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards.

Qualifying capital is classified depending on the type of capital:

•

“Tier 1 capital” currently includes common equity and trust preferred securities, subject to certain criteria and quantitative limits. The capital received from trust preferred offerings also qualifies as Tier 1 capital, subject to the new provisions of Dodd-Frank. Under Dodd-Frank, depository institution holding companies with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier 1 regulatory capital after the end of a three year phase-out period beginning 2013, and would need to replace any outstanding trust preferred securities issued prior to May 19, 2010 with qualifying Tier 1 regulatory capital during the phase-out period. For institutions with less than $15 billion in total consolidated assets, existing trust preferred capital will still qualify as Tier 1. Small bank holding companies with less than $500 million in assets could issue new trust preferred which could still qualify as Tier 1, however the market for any new trust preferred capital raises is uncertain.

•

“Tier 2 capital” includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. Following the phase-out period under Dodd-Frank, trust preferred securities will be treated as Tier 2 capital.

•	“Tier 3 capital” consists of qualifying unsecured debt. The sum of Tier 2 and Tier 3 capital may not exceed the amount of Tier I capital.

Under the current capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized,” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. At December 31, 2010, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized”.

In addition to the requirements of Dodd-Frank and Basel III, the federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits. As discussed in “Current Regulatory Matters,” the Bank is required to maintain a minimum Tier 1 leverage ratio of 8.0% and a minimum total risk-based capital ratio of 12.0% pursuant to the Operating Agreement. However, the Bank is allowed to accept brokered deposits and is qualified to be deemed “well capitalized”.

The Company and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points (“bps”) above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2010, the Company’s leverage capital ratio was 10.3%, and the Company’s total risk-based capital ratio was 16.4%, both ratios exceeding regulatory minimums to be considered well capitalized.

Basel Accords

The current risk-based capital guidelines which apply to the Company and the Bank are based upon the 1988 capital accord (referred to as “Basel I”) of the International Basel Committee on Banking Supervision (the “Basel Committee”), a committee of central banks and bank supervisors and regulators from the major industrialized countries. The Basel Committee develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new framework and accord, referred to as Basel II evolved from 2004 to 2006 out of the efforts to revise capital adequacy standards for internationally active banks. Basel II emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements and became mandatory for large or “core” international banks outside the United States in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II was optional for others, and if adopted, must first be complied with in a “parallel run” for two years along with the existing Basel I standards.

The United States federal banking agencies issued a proposed rule for banking organizations that do not use the “advanced approaches” under Basel II. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles. A definitive final rule has not yet been issued. The United States banking agencies indicated, however, that they would retain the minimum leverage requirement for all United States banks.

In January 2009, the Basel Committee proposed to reconsider regulatory capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to the worldwide economic downturn. In December 2009, the Basel Committee released two consultative documents proposing significant changes to bank capital, leverage and liquidity requirements to enhance the Basel II framework which had not yet been fully implemented internationally and even less so in the United States. The Group of Twenty Finance Ministers and Central Bank Governors (commonly referred to as the G-20), including the United States, endorsed the reform package, referred to as Basel III, and proposed phase in timelines in November, 2010. Basel III provides for increases in the minimum Tier 1 common equity ratio and the minimum requirement for the Tier 1 capital ratio. Basel III additionally includes a “capital conservation buffer” on top of the minimum requirement designed to absorb losses in periods of financial and economic distress; and an additional required countercyclical buffer percentage to be implemented according to a particular nation’s circumstances. These capital requirements are further supplemented under Basel III by a non-risk-based leverage ratio. Basel III also reaffirms the Basel Committee’s intention to introduce higher capital requirements on securitization and trading activities at the end of 2011.

The Basel III liquidity proposals have three main elements: (i) a “liquidity coverage ratio” designed to meet the bank’s liquidity needs over a 30 day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long term funding over a one year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors.

Implementation of Basel III in the United States will require regulations and guidelines by United States banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how United States banking regulators will define “well-capitalized” in their implementation of Basel III and to what extent and when smaller banking organizations in the United States will be subject to these regulations and guidelines. Basel III standards, if adopted, would lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The Basel III standards, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things:

•	impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital;

•

increase the minimum Tier 1 common equity ratio to 4.5 percent, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5 percent of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7 percent;

•	increase the minimum Tier 1 capital ratio to 8.5 percent inclusive of the capital conservation buffer;

•	increase the minimum total capital ratio to 10.5 percent inclusive of the capital conservation buffer; and

•	introduce a countercyclical capital buffer of up to 2.5 percent of common equity or other fully loss absorbing capital for periods of excess credit growth.

Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3 percent, based on a measure of total exposure rather than total assets, and new liquidity standards. The new Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019.

United States banking regulators must also implement Basel III in conjunction with the provisions of Dodd-Frank related to increased capital and liquidity requirements. Dodd-Frank Act requires the Reserve Board, the OCC and the FDIC to adopt regulations imposing a continuing “floor” of the minimum leverage and Basel I-based capital requirements, as in effect for depository institutions as of the date of enactment, July 21, 2010, in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In December 2010, the Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

The regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

Prompt Corrective Action Provisions

The Federal Deposit Insurance Act (“FDIA”) provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Supervisory actions by the appropriate federal banking regulator under the prompt corrective action rules generally depend upon an institution’s classification within five capital categories as defined in the regulations. The relevant capital measures are the capital ratio, the Tier 1 capital ratio, and the leverage ratio.

A depository institution’s capital tier under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the regulations. A bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The regulatory agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but may not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures customer deposits through the DIF up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000 and all noninterest-bearing transaction accounts are insured through December 31, 2012. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the greatly increased number of bank failures and losses incurred by DIF, as well as the recent extraordinary programs in which the FDIC has been involved to support the banking industry generally, the DIF was substantially depleted and the FDIC has incurred substantially increased operating costs. In November 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.

As required by Dodd-Frank, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by 2020; (3) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (4) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The FDIA continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long term goal of getting its reserve ratio up to 2% of insured deposits by 2027. In connection with these changes, the Company expects its FDIC deposit insurance premiums to increase.

On February 7, 2011, the FDIC approved a final rule, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the DIF reserve ratio exceeds 1.5 percent, but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. Additionally, the final rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program (“TLGP”) to the extent that all such debt exceeds 3 percent of the other insured depository institution’s Tier 1 capital. The new rule is expected to take effect for the quarter beginning April 1, 2011.

The Bank’s FDIC insurance expense totaled $16.9 million for 2010. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to fund interest payments on bonds to recapitalize the predecessor to the DIF.

These assessments will continue until the FICO bonds mature in 2017. Total FICO assessments for the Company totaled $556,000 for 2010.

The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, the Bank may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse affect on the Company’s earnings and could have a material adverse effect on the value of, or market for, the Company’s common stock.

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

Federal Banking Agency Compensation Guidelines

Guidelines adopted by the federal banking agencies pursuant to the FDIA prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In June 2010, the federal bank regulatory agencies jointly issued additional comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

On February 7, 2011, the Board of Directors of the FDIC approved a joint proposed rulemaking to implement Section 956 of Dodd-Frank for banks with $1 billion or more in assets. Section 956 prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. The proposed rule would move the U.S. closer to aspects of international compensation standards by 1) requiring deferral of a substantial portion of incentive compensation for executive officers of particularly large institutions described above; 2) prohibiting incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excessive compensation; 3) prohibiting incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; 4) requiring policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; and 5) requiring annual reports on incentive compensation structures to the institution’s appropriate Federal regulator. A joint rule making proposal will be published for comment by all of the banking agencies and the SEC among other agencies.

The scope, content and application of the U.S. banking regulators’ policies on incentive compensation continue to evolve in the aftermath of the economic downturn. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Company and the Bank to hire, retain and motivate key employees.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal anti-money laundering, data security, privacy and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Bank Secrecy Act, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various federal and state privacy protection laws. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

Dodd-Frank provides for the creation of the Bureau of Consumer Financial Protection as an independent entity within the Reserve Board. This bureau is a new regulatory agency for United States banks. It will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank’s consumer transactions, and enforcing rules related to consumer financial products and services. It is anticipated that the bureau will begin regulating activities in 2011. Banks with less than $10 billion in assets, such as the Bank, will continue to be examined for compliance by their primary federal banking agency.

Regulation of Non-bank Subsidiaries

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

Securities Exchange Act of 1934

The Company’s common stock is publicly held and listed on the NASDAQ Stock Market (“NASDAQ”), and the Company is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the regulations of the SEC promulgated thereunder as well as listing requirements of NASDAQ. Dodd-Frank includes the following provisions that affect corporate governance and executive compensation at most U.S. publicly traded companies, including the Company: (1) stockholder advisory votes on executive compensation, (2) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria similar to the requirements of the ARRA for TARP CPP recipients, (3) enhanced independence requirements for compensation committee members, and (4) SEC authority to adopt proxy access rules which would permit shareholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement.

Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

Available Information

The Company maintains an Internet website at http://www.pcbancorp.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and other information related to the Company free of charge, through the Company’s Investor Relations page of this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to, the SEC. The Company’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

Segments

The Company had two reportable operating segments at December 31, 2010. These segments are determined based on product line and the types of customers served. The first of these reportable operating segments is Commercial & Community Banking and the second is Wealth Management. The Commercial & Community Banking segment is the result of combining the commercial banking portion of what had been the Commercial and Wealth Management Group as reported in the 2009

Annual Report on Form 10-K with the Community Banking segment that had been reported separately in prior years. For purposes of the segment reporting in Note 27, “Segments” to the Consolidated Financial Statements, the financial information for 2008 and 2009 has been amended as if the current segmentation was effective as of January 1, 2008. The administrative and treasury operations of the Company are not considered part of operating activities and are reported within the All Other segment for financial reporting.

As disclosed in Note 26, “Discontinued Operations—RAL and RT Programs” of the Consolidated Financial Statements, the RAL and RT Programs, which had been reported as a segment in prior years, was sold in January 2010 and is reported now as discontinued operations.

The financial results for each segment are based on products and services provided within each operating segment with various Management assumptions to calculate the indirect credits and charges for funds which also includes an allocation of certain expenses from the All Other segment. These Management assumptions are explained in Note 27, “Segments” of the Consolidated Financial Statements beginning on page 222.

Commercial & Community Banking

The Commercial & Community Banking segment is the aggregation of customer sales and service activities typically found in a bank. This segment includes all lending and deposit products of the Bank. Customers include small business and middle market companies as well as individuals in the communities which the Bank serves.

Loan products offered by the Commercial & Community Banking segment include traditional commercial and industrial (“commercial”) and commercial real estate loans, lines of credit, letters of credit, asset based lending, construction loans, land acquisition and development loans to small business and middle market commercial clients. Loan products offered to individual clients include residential real estate loans, home equity lines and loans, and consumer loans.

Residential real estate loans consist of first and second mortgage loans secured by trust deeds on 1 to 4 unit single family homes. The Company has specific underwriting and pricing guidelines based on the credit worthiness of the borrower and the value of the collateral, including credit score, debt-to-income ratio of the borrower and loan-to-value ratio. The Company extends credit based on the underwriting requirements that Freddie Mac and Fannie Mae require so that the loans can be sold on the secondary market. Home equity lines of credit are generally secured by a second trust deed on a single one to four unit family home. The interest rate on home equity lines is a variable index rate while term residential mortgage loans can have either variable or fixed interest rates. After the recapitalization of the Company in the third quarter of 2010, the Company had decided to primarily retain such loans on its balance sheet.

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

Small Business Administration (“SBA”) loans are extended to small businesses for a variety of purposes, including working capital, business acquisitions, acquisition of real estate, growth capital and equipment financing. The Company focuses on 7(a), 504, and Express loan programs. 7(a) loans provide longer term financing, which are guaranteed 75% to 85% by the SBA depending on term and loan size. SBA 504 loans are typically used for the acquisition or construction of large equipment or real property. These are financing packages comprised of a first and second trust deed loan structure where the debt does not exceed 90% combined loan-to-value. Express loans are unsecured lines of credit or term loans of $100,000 or less and are generally guaranteed by the SBA at 50%. Periodically, the Company sells selected SBA loans into the secondary market. The Company retains servicing rights on the sold guaranteed portion of SBA 7(a) loans.

Commercial loan products are underwritten and customized to meet specific customer needs. The Company considers several factors in order to extend the loan including the borrower’s historical loan repayment, company management, current economic conditions, industry specific issues, capital structure, potential collateral, and financial projections.

In making commercial real estate secured loan decisions, the Company considers the purpose of the requested loan and nature of the collateral. Due to the high level of charge-offs, impairments and nonaccrual loans associated with commercial real estate loans during the last three years, the lending policies were amended to increase loan approval oversight, reduce approval authority limits, reduce the risk on the Company’s balance sheet and reduce concentrations of commercial real estate loans. In addition, the origination of commercial real estate loans in 2009 and 2010 was very limited and closely monitored. Commercial real estate loans have been renewed during 2009 and 2010, but the renewals utilized more stringent underwriting criteria. The Company continually evaluates its underwriting standards to esure that it is effectively managing its credit exposure given changes in collateral values, market conditions, and types of borrowers.

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

Wealth Management

The Wealth Management segment includes the trust and investment advisory services division and the two registered investment advisors, MCM and REWA, which are subsidiaries of the Bank. The Wealth Management segment provides investment reviews, analysis and customized portfolio management for separately managed accounts, full service brokerage, trust and fiduciary services, equity and fixed income management and real estate and specialty asset management.

RAL and RT Programs

As disclosed above, on January 14, 2010, the Company sold all of the assets of what had been the RAL and RT Programs segment. For more information regarding RALs and RTs, refer to Note 26, “Discontinued Operations—RAL and RT Programs” of the Consolidated Financial Statements beginning on page 215.

Foreign Operations

The Company has no foreign operations. However, the Company does provide loans, letters of credit and other trade-related services to a number of domestic businesses that conduct trade activities outside the United States.

Customer Concentration

Neither the Company nor either of the reportable segments has any customer relationships that individually account for 10% or more of consolidated or segment revenues, respectively.

ITEM 1A.	RISK FACTORS

In the course of conducting its business operations, the Company is exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to its own business. The following discussion addresses some of the key risks that could affect the Company’s business, operations, and financial condition. Other factors that could affect the Company’s financial condition and operations are discussed elsewhere in this Form 10-K and in other documents the Company files with the SEC. The risks identified below are not intended to be a comprehensive list of all risks faced by the Company and additional risks that the Company may currently view as not material may also impair its business, operations and financial condition.

Difficult economic and market conditions have adversely affected and may continue to adversely affect the Company’s business.

The capital and credit markets have been experiencing difficulty for more than three years. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and high unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. These economic conditions and tightening of credit have led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the economy and financial markets has adversely affected the Company’s business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial institutions industry. In particular, the Company may face the following risks in connection with these events, or any downward turn in the economy:

•

while increased regulation and enforcement is now certain in the financial sector, with increased compliance costs, the scope of such regulation is uncertain, and that uncertainty adversely affects the Company’s business opportunities and plans.

•

the process the Company uses to estimate losses inherent in its credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of its borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of these estimates which may, in turn, impact the reliability of the process.

•

the Company’s commercial, residential and consumer borrowers may be unable to make timely repayments of their loans, or the decrease in value of real estate collateral securing the payment of such loans could result in significant credit losses, increasing delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on the Company’s operating results.

•	the value of the Company’s portfolio of investment securities may be adversely affected by increasing interest rates and defaults by debtors.

•

further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

•

increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect the Company’s ability to market its products and services.

In view of the concentration of the Company’s operations and the collateral securing the loan portfolio in California, as well as the concentration in commercial real estate loans, the Company may be particularly susceptible to the adverse economic conditions in the State of California and in the eight counties where the Company’s business is concentrated.

The Company and the Bank continue to be subject to certain agreements with their regulators.

The Company remains subject to enhanced supervisory review pursuant to the Written Agreement, and the Bank remains subject to enhanced supervisory review pursuant to the Consent Order and Operating Agreement. See “Regulation and Supervision—Current Regulatory Matters” for a discussion of the terms of the Written Agreement, Consent Order and Operating Agreement. While the Company and the Bank have made every effort necessary to comply with the requirements of the Written Agreement, Consent Order and Operating Agreement, there can be no assurance that the Company will be able to comply fully with the provisions of the Written Agreement or that the Bank will be able to comply fully with the provisions of the Consent Order and Operating Agreement, that compliance with the Written Agreement, Consent Order and Operating Agreement will not be more time consuming or more expensive than anticipated, that compliance with the Written Agreement, Consent Order and Operating Agreement will enable the Company and the Bank to sustain profitable operations, or that efforts to comply with the Written Agreement, Consent Order and Operating Agreement will not have adverse effects on the operations and financial condition of the Company or the Bank. In addition, the Company and the Bank cannot determine whether or when the Written Agreement, Consent Order and Operating Agreement will be lifted or terminated. Even if they are lifted or terminated, in whole or in part, the Company and the Bank may remain subject to supervisory enforcement actions that restrict their activities.

The Company and the Bank are subject to extensive regulation.

The financial services industry is extensively regulated. The Bank is subject to extensive regulation, supervision and examination by the OCC and the FDIC. As a bank holding company, the Company is subject to regulation and oversight by the Reserve Board. Federal and State regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit the Company’s shareholders. Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation in the form of Dodd-Frank. Dodd- Frank will have material implications for the Company and the entire financial services industry. Among other things it will or potentially could:

•	affect the levels of capital and liquidity with which the Company must operate and how the Company plans capital and liquidity levels;

•	subject the Company to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

•	impact the Company’s ability to invest in certain types of entities or engage in certain activities;

•	restrict the nature of the Company’s incentive compensation programs for executive officers;

•	subject the Company to a new Consumer Financial Protection Bureau, with very broad rule-making and enforcement authorities; and

•	subject the Company to new and different litigation and regulatory enforcement risks.

The full impact of this legislation on the Company and its business strategies and financial performance cannot be known at this time, and may not be known for a number of years. However, these impacts are expected to be substantial and some of them are likely to adversely affect the Company and its financial performance. Other regulations affecting banks and other financial institutions, such as Dodd-Frank, are undergoing continuous review and change frequently; the ultimate effect of such changes cannot be predicted. Because the Company’s business is highly regulated, compliance with such regulations and laws may increase its costs and limit its ability to pursue business opportunities. There can be no assurance that proposed laws, rules and regulations will not be adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict the Company’s ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Company, or (iv) otherwise materially and adversely affect the Company’s business or prospects for business.

The Company may be subject to more stringent capital requirements.

Dodd-Frank requires the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. In addition, the “Basel III” standards recently announced by the Basel Committee, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things, impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital; increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%; increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer; increase the minimum total capital ratio to 10.5% inclusive of the capital buffer; and introduce a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

The new Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019, and it is not yet known how these standards will be implemented by U.S. regulators generally or how they will be applied to financial institutions of the Company’s size. Implementation of these standards, or any other new regulations, may adversely affect the Company’s ability to pay dividends, or require it to restrict growth or raise capital, including in ways that may adversely affect its results of operations or financial condition.

The Company’s allowance for loan losses may not be adequate to cover actual losses.

A significant source of risk arises from the possibility that the Company could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. This risk is normally addressed by means of an allowance for loan losses in the amount of Management’s estimate of losses inherent in the Company’s loan portfolio. As explained in Note 2, “Business Combination—Investment Transaction” to the Consolidated Financial Statements, the Company was required under generally accepted accounting principles to estimate the fair value of its loan portfolio after the close of business on August 31, 2010 (the “Transaction Date”) and write the portfolio down to that estimate. For most loans, this meant computing the net present value of estimated cash flows to be received from borrowers. The ALLL that had been maintained as an estimate of losses inherent in the loan portfolio was eliminated in this accounting. A new ALLL will be established for loans made subsequent to the Transaction Date and for any subsequent lowering of the estimate of cash flows to be received from the PCI loans held.

The estimate of fair value as of the Transaction Date was based on economic conditions at the time and on Management’s projections regarding both future economic conditions and the ability of the

Company’s borrowers to continue to repay their loans. However, the estimate of fair value may prove to be overly optimistic and the Company may suffer losses in excess of those estimated as of that date. The ALLL established for new loans or for revised estimates may prove to be inadequate to cover actual losses especially if economic conditions worsen.

While Management believes that both the estimate of fair value and the ALLL are adequate to cover current losses, no underwriting and credit monitoring policies and procedures that the Company could adopt to address credit risk could provide complete assurance that there will not be unexpected losses. These losses could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, federal regulators periodically evaluate the adequacy of the Company’s allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further loan charge-offs based on judgments different from those of Management.

A substantial portion of the Company’s loan portfolio is comprised of commercial real estate loans and commercial business loans.

At December 31, 2010, $1.75 billion, or 46.4% of the Company’s loan portfolio consisted of commercial real estate loans. These commercial real estate loans constituted a greater percentage of the Company’s loan portfolio than any other loan category, including 1 to 4 family residential real estate loans, which totaled $897.5 million, or 23.9%, of the Company’s loan portfolio, and commercial loans, which totaled $266.7 million, or 7.1%, of the Company’s loan portfolio. Commercial real estate loans and commercial loans generally expose a lender to greater risk of nonpayment and loss than one to four family loans because repayment of the loans often depends on the successful operation of the property and/or the income stream of the borrower. Commercial loans expose the Company to additional risks since they are generally secured by business assets that may depreciate over time. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one to four family loans. Also, many of the Company’s commercial borrowers have more than one loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one to four family loan. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the security for the loan, the future cash flow of the affected property or borrower, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, any decline in real estate values may be more pronounced with respect to commercial real estate properties than residential real estate properties.

Liquidity risk could impair the Company’s ability to fund operations and jeopardize its financial condition.

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance its activities could be impaired by factors that affect it specifically or the financial services industry in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of the Company’s business activity due to a market downturn, adverse regulatory action against the Company or the Bank, a reduction in the Company’s credit ratings, an increase in costs of capital in financial capital markets, or a decrease in depositor or investor confidence in the Company. The Company’s ability to acquire deposits or borrow could also be impaired by factors that are not specific to it, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

The Company’s business is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

A substantial portion of the Company’s income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and investment securities) and liabilities (such as certificates of deposit), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/liability management policy may not be successfully implemented and from time to time the Company’s risk position is not balanced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer term investments. Further, substantially higher interest rates could reduce loan demand and may result in slower loan growth than previously experienced. This could have an adverse negative effect on the Company’s earnings.

The Company’s interest expense may increase following the repeal of the federal prohibition on payment of interest on demand deposits.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of Dodd-Frank. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. The Company does not yet know what interest rates other institutions may offer. The Company’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on its financial condition, net income and results of operations.

Market and other constraints on the Company’s loan origination volumes may lead to continued pressure on its interest and fee income.

Due to the poor economic conditions in the markets in which the Company operates and other factors, the Company expects continued pressure on new loan originations in the near term. If the Company is unable to increase loan volumes, there will be continued pressure on its interest income and fees generated from its lending operations. Unless the Company is able to offset the lower interest income and fees with increased activity in other areas of its operations, its total revenues may decline relative to its total noninterest expenses. The Company expects that it may be difficult to find new revenue sources in the near term.

Increased deposit insurance costs may adversely affect the Company’s results of operations.

As a result of a series of financial institution failures and other market developments, the DIF has been significantly depleted and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of Dodd-Frank, the FDIC has revised the deposit insurance assessment base and deposit premiums are expected to increase for many insured depository institutions. The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, the Bank may be required to pay even higher FDIC premiums. These increases and any future increases in FDIC insurance premiums may have a material and adverse affect on the Company’s earnings.

Acquisitions present many risks, and the Company may not realize the financial and strategic goals that are contemplated at the time of any future acquisitions.

The Company’s growth strategy includes an intent to acquire other banks. This strategy entails substantial risk. Acquisitions and related transition and integration activities may disrupt the Company’s ongoing business and divert Management’s attention. In addition, an acquisition may not further the Company’s corporate strategy as expected, the Company may pay more than the acquired banks or assets are ultimately worth, or the Company may not integrate an acquired bank or assets as successfully as expected. The Company may be adversely affected by liabilities or pre-existing contractual relationships that it assumes and may also fail to anticipate or accurately estimate litigation or other exposure, unfavorable accounting consequences, increases in taxes due or a loss of anticipated tax benefits. Other potential adverse consequences include higher than anticipated costs associated with the acquired bank or assets or integration activities. The use of cash to pay for acquisitions may limit the Company’s use of cash for other potential activities, such as dividends, while the use of equity securities to pay for acquisitions could significantly dilute existing shareholders. If the Company uses debt to finance acquisitions, the Company’s expenses, leverage and debt service requirements may significantly increase. The occurrence of any of these risks could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows, particularly in the case of a large acquisition or several concurrent acquisitions.

As a bank holding company, the Company is substantially dependent on its subsidiaries for dividends, distributions and other payments.

Substantially all of the Company’s activities are conducted through the Bank, and, consequently, as the parent company of the Bank, the principal source of funds from which the Company services debt and pays its obligations and dividends is the receipt of dividends from the Bank. Pursuant to the Operating Agreement, the Bank may not pay a dividend or make a capital distribution to the Company until September 2, 2013. From and after September 2, 2013, the Bank may not pay a dividend or make a capital distribution to the Company without the prior written consent of the OCC. The Written Agreement also restricts the Company from taking any dividends or any other payment representing a reduction in capital from the Bank without the prior approval of the Reserve Bank. While the Company believes it has sufficient liquidity to meet its debt service obligations for the foreseeable future, a prolonged inability to receive dividends from the Bank could adversely affect the Company’s financial condition.

The Company is currently not able to pay dividends on its common stock.

The Company exercised its right to defer regularly scheduled interest payments on its outstanding junior subordinated notes related to trust preferred securities in the second quarter of 2009. The Company may not pay any cash dividends on its common stock until it is current on interest payments on such subordinated notes. Under the terms of the Written Agreement, the Company may not end the deferral of interest on the junior subordinated notes or pay cash dividends on its common stock without the prior approval of the Reserve Bank. The Company may also generally not pay any cash dividends on its common stock without the U.S. Treasury’s consent until the earlier of November 21, 2011 or such time as the U.S. Treasury ceases to own any debt or equity securities acquired pursuant to the Exchange Agreement or its warrant.

The Company has deferred regularly scheduled interest payments on its junior subordinated notes relating to its trust preferred securities.

In the second quarter of 2009, the Company elected to defer regularly scheduled interest payments on its outstanding $69.4 million of junior subordinated notes relating to its trust preferred securities.

During the deferral period, interest will continue to accrue on the junior subordinated notes at the stated coupon rate, including the deferred interest. Under the terms of the Written Agreement, the Company may not end the deferral of interest on the junior subordinated notes without the prior written approval of the Reserve Bank. As a result of this deferral of interest, it is likely that the Company will not be able to raise funds through the offering of debt securities until it becomes current on those obligations or those obligations are restructured. This deferral may also adversely affect the Company’s ability to obtain debt financing on commercially reasonable terms, or at all. As a result, the Company will likely have greater difficulty in obtaining financing and, thus, will have fewer sources to enhance its capital and liquidity position. In addition, if the Company defers interest payments on the junior subordinated notes for more than 20 consecutive quarters, the Company would be in default under the governing agreements for such notes and the amount due under such agreements would be immediately due and payable.

The Company faces strong competition from financial services companies and other companies that offer banking services.

The Company faces increased strong competition from financial services companies and other companies that offer banking services. The Company conducts most of its operations in California. Increased competition in its markets may result in a reduction in loans or deposits it may acquire. Ultimately, the Company may not be able to compete successfully against current and future competitors. These competitors include national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings institutions, industrial banks, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Company’s competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. If the Company is unable to attract and retain banking customers, it may be unable to continue loan growth and level of deposits.

The actions and commercial soundness of other financial institutions could affect the Company’s ability to engage in routine funding transactions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to different industries and counterparties, and executes transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Defaults by financial services institutions, even rumors or questions about one or more financial services institutions or the financial services industry in general, could lead to market wide liquidity problems and further, could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company’s credit risk may increase when the presumed value of collateral held by it cannot be realized or can only be liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. Any such losses could materially and adversely affect the Company’s results of operations.

The Company faces operational risks that may result in unexpected losses.

The Company faces various operational risks that arise from the potential that inadequate information systems, operational problems, failures in internal controls, breaches of security systems, fraud, the execution of unauthorized transactions by employees, or any number of unforeseen catastrophes could result in unexpected losses. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company’s internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s business, financial condition or results of operations.

The Company relies on communications, information, operating and financial control systems technology from third party service providers, and it may suffer an interruption in those systems.

The Company relies heavily on third party service providers for much of its communications, information, operating and financial control systems technology, including its internet banking services and data processing systems. Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in the Company’s customer relationship management, general ledger, deposit, servicing, and/or loan origination systems. The occurrence of any failures or interruptions may require the Company to identify alternative sources of such services. The Company may not be able to negotiate terms that are as favorable to it, or may not be able to obtain services with similar functionality as found in its existing systems without the need to expend substantial resources, if at all.

The Company is exposed to risk of environmental liabilities with respect to properties to which it takes title.

In the course of its business, the Company may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and cleanup costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, the Company may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If the Company ever became subject to significant environmental liabilities, its business, financial condition, liquidity and results of operations could be materially and adversely affected.

A natural disaster could harm the Company’s business.

Historically, California, in which a substantial portion of the Company's business is located, has been susceptible to natural disasters, such as earthquakes, floods and wild fires. The nature and level of natural disasters cannot be predicted. These natural disasters could harm the Company's operations through interference with communications, including the interruption or loss of the Company's computer systems, which could prevent or impede the Company from gathering deposits, originating loans and processing and controlling its flow of business, as well as through the destruction of facilities and the Company's operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing the Company's loans and interrupt borrowers’ abilities to conduct their business in a manner to support their debt obligations, either of which could result in losses and increased provisions for loan losses.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to the Company’s reputation can come from many sources, including adverse sentiment about financial services institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. The Company has policies and procedures in place to protect its reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding the Company’s business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

The Company is dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect its prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out the Company’s strategies is often lengthy. In addition, legislation and regulations which impose restrictions on executive compensation may make it more difficult for the Company to retain and recruit key personnel. The Company’s success depends to a significant degree upon its ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel, and upon the continued contributions of its management and personnel. In particular, the Company’s success has been and continues to be highly dependent upon the abilities of key executives, including its Chief Executive Officer, and certain other employees.

The Company may issue securities that could dilute the ownership of its existing shareholders and may adversely affect the market price of its common stock.

The Company may elect to raise capital in the future to enhance its capital levels, improve its capital ratios, provide capital for acquisitions, increase liquidity available for operations and other opportunities, or for other reasons. If the Company raises funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of its existing shareholders will be reduced, the new equity securities may have rights, preferences and privileges superior to those of its common stock and additional issuances could be at a purchase price that is lower than the available market price for its common stock. The market price of the Company’s common stock could decline as a result of sales of a large number of shares of common stock, preferred stock or similar securities in the market as a result of future sales of common stock or the perception that such sales could occur. The Company may also issue equity securities as consideration for acquisitions that could be dilutive to existing shareholders.

As a “controlled company,” the Company is exempt from certain NASDAQ corporate governance requirements.

The Company’s common stock is currently traded on NASDAQ. NASDAQ generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions. However, under the rules applicable to NASDAQ, if another company owns more than 50% of the voting power of a listed company, that company is considered a “controlled company” and is exempt from rules relating to independence of the board of directors and the compensation and nominating committees. The Company is a controlled company because SB Acquisition beneficially owns more than 50% of the Company’s outstanding voting stock. Accordingly, the Company is exempt from certain corporate governance requirements and holders of the Company’s common stock may not have all the protections that these rules are intended to provide.

A majority of the Company’s common stock is held by a single shareholder.

SB Acquisition owns approximately 76.0% of the Company’s outstanding common stock and has two representatives on the Board of Directors. Accordingly, SB Acquisition has a controlling influence over the election of directors to the Board of Directors and over corporate policy, including decisions to enter into mergers or other extraordinary transactions. In pursuing its economic interests, SB Acquisition may make decisions with respect to fundamental corporate transactions that may be different from the decisions of other shareholders.

The price of the Company’s common stock may be volatile or may decline.

The trading price of the Company’s common stock may fluctuate significantly as a result of a number of factors, many of which are outside the Company’s control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of the Company’s common stock. Among the factors that could affect stock price are:

•	actual or anticipated quarterly fluctuations in the Company’s operating results and financial condition;

•	changes in financial estimates or publication of research reports and recommendations by financial analysts with respect to the Company’s common stock or those of other financial institutions;

•	failure to meet analysts’ loan and deposit volume, revenue, asset quality or earnings expectations;

•	speculation in the press or investment community generally or relating to the Company’s reputation or the financial services industry;

•	actions by the Company’s shareholders, including sales of common stock by existing shareholders and/or directors and executive officers;

•	fluctuations in the stock price and operating results of the Company’s competitors;

•	future sales of the Company’s equity or equity-related securities;

•	proposed or adopted regulatory changes or developments;

•	investigations, proceedings, or litigation that involve or affect the Company;

•	the performance of the national and California economy and the real estate markets in California; or

•	general market conditions and, in particular, developments related to market conditions for the financial services industry.

The trading volume of the Company’s common stock is limited.

The Company’s common stock trades on NASDAQ under the symbol “PCBC” and trading volume is modest. The limited trading market for the Company’s common stock may lead to exaggerated fluctuations in market prices and possible market inefficiencies, as compared to a more actively traded stock. It may also make it more difficult to dispose of such common stock at expected prices, especially for holders seeking to dispose of a large number of such stock.

Resales of the Company’s common stock in the public market may cause the market price of the common stock to fall.

The Company has provided customary registration rights to SB Acquisition, which owns approximately 76.0% of the Company’s outstanding common stock, and to the U.S. Treasury, which owns approximately 11.0% of the Company’s outstanding common stock. If either SB Acquisition or the U.S. Treasury elects to sell its shares, such sales or attempted sales could result in significant downward pressure on the market price of the common stock and actual price declines.

The Company’s common stock is equity and therefore is subordinate to the Company’s indebtedness and any preferred stock.

Shares of the Company’s common stock are equity interests in the Company, do not constitute indebtedness, and, therefore, are not insured against loss by the FDIC or by any other public or private entity. Such common stock will rank junior to all indebtedness and other non-equity claims on the Company with respect to assets available to satisfy claims on the Company, including in a liquidation of the Company. Additionally, holders of such common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock then outstanding.

Anti-takeover provisions could negatively impact the Company’s shareholders.

Various provisions of the Company’s certificate of incorporation and bylaws and certain other actions the Company has taken could delay or prevent a third-party from acquiring control of it even if doing so might be beneficial to its shareholders. These include, among other things, the authorization to issue “blank check” preferred stock by action of the Board of Directors acting alone, thus without obtaining stockholder approval. The BHCA and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either regulatory approval must be obtained or notice must be furnished to the appropriate regulatory agencies and not disapproved prior to any person or entity acquiring “control” of a national bank, such as the Bank. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for the Company’s common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Both the Company and the Bank are headquartered at 1021 Anacapa Street in Santa Barbara, California. In addition, the Company occupies 6 administrative offices for support department operations in Santa Barbara, Ventura, Monterey and Los Angeles counties. These offices are reported in the all other segment and include human resources, information technology, bank operations, finance and accounting, and other support functions.

At December 31, 2010, the Bank owned 12 and leased 35 retail branch offices. These 47 locations are located in the Los Angeles, Monterey, San Benito, San Luis Obispo, Santa Barbara, Santa Clara, Santa Cruz, and Ventura counties and are reported in the Commercial & Community Banking segment. In addition, the Bank owned 2 and leased 6 offices used for wealth management and loan production. These 8 offices are located in Santa Barbara, Monterey, San Benito, San Diego, and Los Angeles counties.

ITEM 3.	LEGAL PROCEEDINGS

The Company has been named in lawsuits filed by customers and others. These lawsuits are described in Note 20, “Commitments and Contingencies,” in the Consolidated Financial Statements beginning on page 203. The Company does not expect that these suits will have any material impact to its financial condition or operating results.

The Company is involved in various other litigation of a routine nature that is being handled and defended in the ordinary course of the Company’s business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact to the Company’s financial condition or operating results.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “PCBC”. As of March 17, 2011, there were approximately 2,913 holders of record of the Company’s common stock. On December 28, 2010, the Company effected a 1-for-100 reverse stock split, as reflected at the open of trading on the following day. All prior per share and dividend amounts have been restated to reflect this split. The following table presents the high and low sales prices and dividends paid for the Company’s common stock for each quarterly period for the last two years as reported by the NASDAQ Global Select Market:

Period Ended	High	Low	Dividends Declared
2010
Successor Company
Three Months Ended December 31	$92.00	$22.00	$—
One Month Ended September 30	98.00	78.00	—

Predecessor Company
Two Months Ended August 31	166.00	62.00	—
Three Months Ended June 30	549.00	62.00	—
Three Months Ended March 31	245.00	97.00	—

2009
Three Months Ended December 31	193.00	61.00	—
Three Months Ended September 30	337.00	144.00	—
Three Months Ended June 30	886.00	205.00	—
Three Months Ended March 31	1,747.00	580.00	11.00

Dividends

The Company’s Board of Directors has responsibility for the oversight and approval of the declaration of dividends. The timing and amount of any future dividends will depend on the Company’s near and long term earnings capacity, current and future capital position, investment opportunities, statutory and regulatory limitations, general economic conditions and other factors deemed relevant by the Company’s Board of Directors. No assurances can be given that any dividends will be paid in the future or, if payment is made, will continue to be paid.

The Company exercised its right to defer regularly scheduled interest payments on its outstanding junior subordinated notes related to trust preferred securities in the second quarter of 2009. The Company may defer interest payments on the junior subordinated notes for up to 20 consecutive quarters without triggering an event of default under the governing agreements for such subordinated notes. The Company may not pay any cash dividends on its common stock until it is current on interest payments on such subordinated notes. Under the terms of the Written Agreement, the Company may not end the deferral of interest on such subordinated notes or pay cash dividends on its common stock without the prior approval of the Reserve Bank. The Company may also generally not pay any cash dividends on its common stock without the U.S. Treasury’s consent until the earlier of November 21, 2011 or such time as the U.S. Treasury ceases to own any debt or equity securities acquired pursuant to the Exchange Agreement or its warrant. For a discussion of additional regulatory restrictions on the payment of dividends, see “Regulation and Supervision—Dividends and Other Transfer of Funds.”

The principal source of funds from which the Company may pay dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. The Bank is subject first to corporate restrictions on its ability to pay dividends. Prior OCC approval is also required for the Bank to declare a dividend if the total of all dividends (common and preferred), including the proposed dividend, declared by the Bank in any calendar year will exceed its net retained income of that year to date plus the retained net income of the preceding two calendar years. In addition, the banking agencies have the authority under their safety and soundness guidelines and prompt correct action regulations to require their prior approval or to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Further, the Bank may not pay a dividend if it would be undercapitalized after the dividend payment is made. Pursuant to the Operating Agreement, the Bank may not pay a dividend or make a capital distribution to the Company without prior approval from the OCC or until September 2, 2013. The Written Agreement also restricts the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the Reserve Bank.

Stock Performance

The following graph shows a five year comparison of cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Bank Index, each of which assumes an initial value of $100 and reinvestment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information at December 31, 2010 with respect to shares of Company common stock that may be issued under the Company’s existing equity compensation plans.

December 31, 2010
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,906	$2,162.22	2,156,713	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	10,906	$2,162.22	2,156,713

(a)

Included in column (a) are unexercised stock options granted to directors and employees through current and expired option plans as of December 31, 2010. This amount includes unvested restricted stock granted.

(b)	This is the weighted-average exercise price of all stock options and restricted stock that is outstanding as of December 31, 2010.
(c)	Securities remaining available for future issuance are for the 2008 and 2010 Equity Incentive Plans.

Not included in the above table are 15,120 shares that may be issued upon exercise of the warrants held by the U.S. Treasury.

ITEM 6.	SELECTED FINANCIAL DATA

The following table compares selected financial data for the past five years. Explanations for the year to year changes may be found in Management’s Discussion & Analysis in Item 7 and in the Company’s Consolidated Financial Statements and the accompanying notes that are presented in Item 8. The following data has been derived from the Consolidated Financial Statements of the Company and should be read in conjunction with those statements and the notes thereto, which are included in this report.

	Successor Company	Predecessor Company
(dollars and shares in thousands, except per share amounts)	At or Four Months Ended December 31, 2010	At or Eight Months Ended August 31, 2010	At or Twelve Months Ended December 31, 2009
Results of Operations:
Interest income	$84,740	$189,700	$353,272
Interest expense	12,568	80,328	153,641

Net interest income	72,172	109,372	199,631
Provision for loan losses	590	171,583	352,398
Noninterest income	20,072	35,797	57,561
Noninterest expense	65,884	149,963	380,241

Income/(loss) before income tax benefit	25,770	(176,377)	(475,447)
Income tax benefit	—	(4,742)	(18,823)

Net income/(loss) from continuing operations	25,770	(171,635)	(456,624)

(Expense)/income from discontinued operations, net	(26)	6,731	35,363

Net income/(loss)	25,744	(164,904)	(421,261)
Dividends and accretion on preferred stock	—	6,938	9,996

Net income/(loss) applicable to common shareholders	$25,744	$(171,842)	$(431,257)

Earnings/(loss) per share from continuing operations:
Basic	$1.02	$(359.07)	$(977.78)
Diluted (1)	$0.86	$(359.07)	$(977.78)
Earnings per share from discontinued operations:
Basic	$—	$14.08	$75.72
Diluted	$—	$14.08	$75.72
Earnings/(loss) per share applicable to common shareholders:
Basic	$1.02	$(359.50)	$(923.46)
Diluted (1)	$0.85	$(359.50)	$(923.46)
Book value per common share	$19.53	$20.11	$402.27

Weighted average number of common shares outstanding:
Basic	25,331	478	467
Diluted	30,126	478	467

(continued on next page)

ITEM 6.	SELECTED FINANCIAL DATA—CONTINUED

	Successor Company	Predecessor Company
(dollars and shares in thousands, except per share amounts)	At or Four Months Ended December 31, 2010	At or Eight Months Ended August 31, 2010	At or Twelve Months Ended December 31, 2009
Balance Sheet:
Loans held for investment	$3,761,517	$4,016,126	$5,166,431
Total assets	$6,085,548	$7,215,476	$7,542,255
Total deposits	$4,906,788	$5,190,223	$5,373,819
Long term debt and other borrowings (2)	$125,755	$1,000,932	$1,311,828
Total shareholders' equity	$642,683	$581,913	$364,603

Operating and Capital Ratios:
Return on average assets	1.2%	n/a	n/a
Return on average shareholder's equity	12.8%	n/a	n/a
Tier 1 leverage ratio	10.3%	n/a	5.3%
Tier 1 risk-based capital ratio	16.1%	n/a	7.8%
Total risk-based capital ratio	16.4%	n/a	10.4%
Dividend payout ratio	n/a	n/a	n/a

Preferred Stock	$—	$527,167	$176,742
Average total assets	$6,282,969	$7,377,931	$8,593,630
Average total equity	$603,958	$288,642	$599,998
Ending common shares outstanding	32,901	2,722	467
Cash dividends declared	$—	$—	$11.00

(continued on next page)

ITEM 6.	SELECTED FINANCIAL DATA—CONTINUED

	Predecessor Company
(dollars and shares in thousands, except per share amounts)	At or Twelve Months Ended December 31, 2008	At or Twelve Months Ended December 31, 2007	At or Twelve Months Ended December 31, 2006
Results of Operations:
Interest income	$411,148	$468,795	$449,177
Interest expense	171,107	212,117	184,598

Net interest income	240,041	256,678	264,579
Provision for loan losses	196,567	21,314	28,030
Noninterest income	56,557	86,146	51,908
Noninterest expense	254,135	205,335	180,394

(Loss)/income before income tax (benefit)/expense	(154,104)	116,175	108,063
Income tax (benefit)/expense	(65,996)	38,987	36,325

Net (loss)/income from continuing operations	(88,108)	77,188	71,738

Income from discontinued operations, net	65,358	23,700	22,802

Net (loss)/income	(22,750)	100,888	94,540
Dividends and accretion on preferred stock	1,094	—	—

Net (loss)/income applicable to common shareholders	$(23,844)	$100,888	$94,540

(Loss)/earnings per share from continuing operations:
Basic	$(190.30)	$164.93	$153.29
Diluted (1)	$(190.30)	$163.88	$152.31
Earnings per share from discontinued operations:
Basic	$141.16	$50.64	$48.72
Diluted	$141.16	$50.32	$48.41
(Loss)/earnings per share applicable to common shareholders:
Basic	$(51.50)	$215.57	$202.01
Diluted (1)	$(51.50)	$214.20	$200.72

Book value per common share	$1,314.44	$1,449.80	$1,316.37

Weighted average number of common shares outstanding:
Basic	463	468	468
Diluted	463	471	471

Balance Sheet:
Loans held for investment	$5,764,856	$5,359,155	$5,720,847
Total assets	$9,573,020	$7,374,115	$7,490,435
Total deposits	$5,266,725	$4,737,238	$4,917,251
Long term debt and other borrowings (2)	$1,510,240	$1,405,602	$1,401,172
Total shareholders' equity	$788,437	$668,356	$617,376

(continued on next page)

ITEM 6.	SELECTED FINANCIAL DATA—CONTINUED

	Predecessor Company
(dollars and shares in thousands, except per share amounts)	At or Twelve Months Ended December 31, 2008	At or Twelve Months Ended December 31, 2007	At or Twelve Months Ended December 31, 2006
Operating and Capital Ratios:
Return on average assets	n/a	1.4%	1.3%
Return on average shareholder's equity	n/a	15.3%	15.7%
Tier 1 leverage ratio	8.8%	8.0%	7.5%
Tier 1 risk-based capital ratio	11.8%	9.7%	8.8%
Total risk-based capital ratio	14.6%	12.3%	11.7%
Dividend payout ratio	n/a	41.1%	43.8%

Preferred Stock	$175,907	$—	$—
Average total assets	$7,870,804	$7,491,946	$7,155,932
Average total equity	$727,298	$657,667	$601,002
Ending common shares outstanding	466	461	469
Cash dividends declared	$88.00	$88.00	$88.00

(1)	Loss per diluted common shares for the periods ended August 31, 2010, December 31, 2010, 2009 and 2008 is calculated using basic weighted average shares outstanding.
(2)	Includes obligations under capital lease.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pacific Capital Bancorp (the “Company or “PCBC”) provides a wide range of banking, investment and trust services to its clients primarily through its wholly-owned subsidiary, Pacific Capital Bank, N.A. (the “Bank”) and its subsidiaries. For over 50 years, the Bank has served clients through relationship banking. The Bank combines the breadth of financial products typically associated with a larger financial institution with the type of individual client service that is found in a community bank. The Bank provides full service banking, including all aspects of checking and savings, private and commercial lending, investment advisory services, trust, and other banking products and services. Products and services are offered through retail branch offices, commercial and wealth management centers and other distribution channels to consumers and businesses operating throughout the Central Coast of California, in eight contiguous counties including Santa Barbara, Ventura, Monterey, Santa Cruz, Santa Clara, San Benito, San Luis Obispo and Los Angeles. The Company is headquartered in Santa Barbara, California.

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and notes to the Consolidated Financial Statements, herein referred to as “the Consolidated Financial Statements” included and incorporated by reference herein. “Bancorp” will be used in this discussion when referring only to the holding company as distinct from the consolidated company and “the Bank” will be used when referring to Pacific Capital Bank, N.A.

RECENT CHANGE IN THE CAPITAL STRUCTURE AND THE OWNERSHIP OF THE COMPANY

On December 28, 2010, the Company effected a 1-for-100 reverse stock split, as reflected at the open of trading on the following day. All prior per share and dividend amounts have been restated to reflect this split throughout this document.

Investment and Recapitalization Transactions

Closing of the Investment

On August 31, 2010, pursuant to the terms of an Investment Agreement dated April 29, 2010 (the “Investment Agreement”) between the Company, the Bank and SB Acquisition Company LLC (“SB Acquisition”), the Company issued to SB Acquisition (i) 2,250,000 shares of common stock at a purchase price of $20.00 per share and (ii) 455,000 shares of Series C Convertible Participating Voting Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $1,000 per share (the “Investment Transaction”). The aggregate consideration paid to the Company by SB Acquisition for these securities was $500 million in cash for 98.1% of PCBC’s voting securities.

Immediately following the effectiveness of an amendment to the Company’s articles of incorporation increasing the total number of authorized shares of common stock to 50,000,000 on September 23, 2010, the outstanding shares of Series C Preferred Stock converted into 22,750,000 shares of common stock. After the conversion of Series C Preferred Stock to common stock, SB Acquisition had an aggregate of 25,000,000 shares of common stock.

Closing of the Exchange

On August 31, 2010 (the “Exchange Closing Date”), pursuant to the terms of an Exchange Agreement (the “Exchange Agreement”), dated as of July 26, 2010, by and between the Company and the U.S. Treasury, the Company and the U.S. Treasury exchanged all 180,634 shares of the Company’s Series B Fixed Rate Cumulative Perpetual Preferred Stock, having a liquidation amount of $180.6 million (the “Series B Preferred Stock”), issued by the Company to the U.S. Treasury under the Troubled Asset

Relief Program Capital Purchase Program (“TARP CPP”), plus accrued but unpaid dividends on such shares of Series B Preferred Stock (which were approximately $14.4 million as of the Exchange Closing Date), for 195,045 newly created shares of the Company’s Series D Fixed Rate Cumulative Mandatorily Convertible Preferred Stock (the “Series D Preferred Stock”) having an aggregate liquidation amount equal to approximately $195.0 million.

On September 24, 2010, following the effectiveness of the amendment to the articles of incorporation and the satisfaction of certain other conditions set forth in the Certificate of Determination of Preferences of Series D Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, each outstanding share of Series D Preferred Stock converted into common stock. As a result, upon the conversion of the Series D Preferred Stock, the Company issued 3,608,332 shares of common stock in the aggregate to the U.S. Treasury.

As part of the terms of the Exchange Agreement, the Company and the U.S. Treasury also agreed to amend and restate the terms of the warrant to purchase 15,120 shares of common stock currently held by the U.S. Treasury to provide for an exercise price of $20.00 per share and for a ten-year term following the Exchange Closing Date.

Closing of Debt Tender Offers

On May 17, 2010, the Company commenced cash tender offers for any and all of its outstanding trust preferred securities and the Bank commenced cash tender offers for any and all of its outstanding subordinated bank debentures.

As of the expiration of the tender offers, on August 27, 2010 (the “Tender Expiration Date”), the Bank had received valid tenders from holders of $68,000,000 in aggregate principal amount of subordinated debentures. The Company did not receive tender offers from any holders of trust preferred securities. On August 31, 2010, the Bank accepted for purchase, and made payment for, all subordinated debentures validly tendered prior to the Tender Expiration Date. No shares of common stock were issued as consideration for the tender offers.

OTHER RECENT DEVELOPMENTS

Prepayment of FHLB Advances

With proceeds from the Investment Transaction and excess liquidity held at the Reserve Bank, the Company prepaid $802.4 million of FHLB advances, significantly lowering its outstanding borrowings and overall cost of funds.

Modification of Consent Order; Entry into Operating Agreement

On September 2, 2010, the Office of the Comptroller of the Currency (“OCC”) issued a Modification of Existing Consent Order, pursuant to which the OCC terminated Article III of the Consent Order issued by it on May 11, 2010. Article III of the Consent Order had required that the Bank achieve and maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets by September 8, 2010. Except as described herein, the Consent Order remains in full force and effect. Also on September 2, 2010, the Bank entered into the Operating Agreement with the OCC (the “Operating Agreement”), pursuant to which, among other things, the Bank agreed to maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years shall have elapsed since the effective date of the Operating Agreement.

Shareholder Rights Offering

On October 18, 2010, the Company commenced a rights offering pursuant to which shareholders of record on August 30, 2010 were entitled to purchase, in the aggregate, up to approximately 7.27 million shares of common stock. The rights offering expired at 5:00 p.m., New York City time, on November 19, 2010. Shareholders exercised subscription rights to purchase 3.82 million shares of common stock at a subscription price of $20.00 per share. In total, the Company raised gross proceeds of approximately $76.4 million before expenses.

Reverse Stock Split

On December 28, 2010, the Company effected a 1-for-100 reverse stock split, reducing its authorized common shares from 5 billion to 50 million. Outstanding shares were reduced from 3.29 billion to 32.9 million. All outstanding stock options and warrants to purchase stock, and their respective exercise prices, were adjusted for this reverse stock split. All per share amounts in this Form 10-K for both the Predecessor Company and the Successor Company have been restated to reflect this reverse stock split.

Re-incorporation in Delaware

On December 30, 2010, the Company changed its state of incorporation from California to Delaware. Other than the change in corporate domicile, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities or total shareholder’s equity of the Company, nor did it result in any change in location of the Company’s employees, including the Company’s management. Additionally, the reincorporation did not alter any shareholder’s percentage ownership interest or number of shares owned in the Company. The shareholders’ equity section of the Consolidated Financial Statements has been restated retroactively to give effect to the reincorporation. Such reclassification had no effect on the results of operations or the total amount of shareholders’ equity.

THE IMPACTS OF THE INVESTMENT TRANSACTION ON THE COMPANY’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impacts on Capital and Liquidity

The $500 million paid by SB Acquisition in the Investment Transaction provided new capital to the Company. Almost all of this capital was contributed to the Bank to meet the enhanced regulatory minimum capital ratios required by the Operating Agreement.

During most of 2009 and the first half of 2010, the Company had maintained a large amount of liquidity to mitigate uncertainty for depositors. The proceeds from the Recapitalization Transactions and the stronger capital position meant that this excess liquidity was no longer necessary and the Company was able to repay a significant amount of its debt immediately following the Investment Transaction. These impacts on capital and liquidity will be discussed in more detail in the “Capital” and “Liquidity” sections of this discussion below.

Impacts on Financial Condition and Results of Operations from Purchase Accounting

Because of the high proportion of voting securities in the Company acquired by SB Acquisition, the Investment Transaction is considered an acquisition for accounting purposes and must be accounted for in the financial statements of the acquirer by using “acquisition” or “purchase” accounting per Accounting Standards Codification (“ASC”) Topic 805 (“ASC 805”). ASC 805 requires that the assets acquired, the liabilities assumed, and noncontrolling interests be recorded at their respective fair values as of the acquisition date. Any purchase price in excess of the net assets acquired is recorded as goodwill. When separate financial statements are presented for the acquiree, the adjustments made for purchase accounting are “pushed down” to the acquiree. With the purchase accounting pushed down from SB Acquisition to the Company, the Company’s assets and liabilities are reported in the Company’s Consolidated Financial Statements at their fair value. Based on the purchase price of $500 million and the $478.3 million of fair value of net assets acquired, the transaction resulted in goodwill of $21.7 million. The methodology used in determining the fair values of each of the major categories of assets and liabilities and the amounts of the adjustments as of the Transaction Date are described in detail in Note 2, “Business Combination—Investment Transaction” of the Consolidated Financial Statements.

The most significant fair value adjustments resulting from the application of the purchase accounting were made to loans. ASC 805 requires that all loans held by the Company on the Transaction Date be recorded at their fair value. According to ASC 805, the fair value of these acquired loans is to take into account both the differences in loan interest rates and market rates and any deterioration in their credit quality that occurred between the time of their origination and the Transaction Date. Rather than provide an ALLL to recognize the uncertainty of receiving the full amount of the contractual payments from borrowers as is normally done for loans held for investment, this uncertainty is instead considered in estimating the fair value of the loans. Therefore, stating loans at their fair value results in no Allowance for Loan and Lease Loss being provided for acquired loans as of the date they are acquired.

At the Transaction Date, loans held by the Bank had shown evidence of credit deterioration since origination, and it was probable that not all contractually required principal and interest payments would be collected. Such impaired loans identified at the time of the acquisition were accounted for using the measurement provision for purchased credit impaired (“PCI”) loans, per ASC 310-30, Receivables, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) . The special accounting for PCI loans not only requires that they are recorded at fair value at the date of acquisition and that any related ALLL may not be carried forward past the Transaction Date, but it also governs how interest income will be recognized on these loans and how any further deterioration in credit quality after the Transaction Date will be recognized and reported.

Management has elected to have PCI loans aggregated into several pools based on common risk characteristics as allowed under accounting guidance of ASC 310-30. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Both the accretion of interest income and the comparison of actual cash flows to expected cash flows are completed at the pool level rather than by individual loans. Once loans are placed into pools, the integrity of the pool must be maintained. Therefore, all activity such as payments, charge-offs, recoveries, and prepayments received must be applied to the loan pool in which the loan was placed at the Transaction Date. Payments which are in excess of expectations in one pool may not be applied to other pools to avoid the recognition of impairment for deficient payments within another pool. Loans may not be removed from a pool, added to a pool, or moved from one pool to another. Only the disposal of a loan, which may include sales of loans to third parties, receipt of payments in full or in part by the borrower, foreclosure of the collateral, or charge-off will result in the removal of a loan from a loan pool. When a loan is removed from a pool, it is removed at its carrying amount.

The Company periodically compares actual cash flows to expected cash flows for PCI Term Pools to determine whether such cash flows are substantially the same as was expected at the time the loan’s expected cash flow were last estimated. A significant decrease in the actual cash flows as compared to expected cash flows will result in the establishment of an allowance for loans losses through a charge to the provision for loan losses. A significant increase in actual cash flows as compared to expected cash flows will first result in the reduction of any allowance that had previously been established for a pool, and then an increase to interest income through the adjustment of the accretable yield.

Because PCI loans are written down at acquisition to an amount estimated to be collectible and aggregated into pools, the classification and disclosures are at a pool level regardless of the underlying individual loan performance. PCI Term Pools are not reported as delinquent, nonaccrual, impaired or troubled debt restructured (“TDRs”) even though some of the underlying loans may be contractually past due, placed on nonaccrual, impaired or TDRs as the pool is evaluated as a single unit of account.

While the most significant adjustments from purchase accounting related to loans, other balances and results of operations were impacted as well. The effect of the purchase accounting adjustments on these other balances and results of operations are described below within each section of this discussion and analysis.

As a result of the adjustments required by purchase accounting, the Company’s balance sheets and results of operations from periods prior to the Transaction Date are labeled as “Predecessor Company” and may not be comparable to balances and results of operations from periods subsequent to the Transaction Date, which are labeled as “Successor Company.” The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the Transaction Date rather than at their historical cost basis recorded in the predecessor period. As a result of the change in accounting bases, items of income and expense such as the rate of interest income and expense as well as depreciation, amortization, and rental expense have also changed. In general, these changes in income and expense relate to the amortization of premiums or accretion of discounts to arrive at contractual amounts due. For example, if the monthly contractual amount of rent due on a leased property is above the current market for similar properties, purchase accounting requires the recognition of a liability. The liability is the difference between the contractual rent payments and the fair value of the lease payments and will be amortized against rental expense, lowering rental expense relative to the contractual rent payment at the Transaction Date. To call attention to this lack of comparability and as required by the accounting and reporting guidance, the Company has placed a heavy black line between the Successor Company and Predecessor Company columns in the Consolidated Financial Statements and in the tables in the notes to the statements and in this discussion. The Successor Company period started on the Transaction Date or September 1, 2010 and includes the Company’s financial information and activity through December 31, 2010. The Predecessor Company is all of the Company’s financial information and activity up until the Transaction Date.

FINANCIAL HIGHLIGHTS

Successor Company

Net income applicable to common shareholders for the four months ended December 31, 2010 was $25.7 million, or $0.85 per diluted share. Income from continuing operations for the four months ended December 31, 2010 was $25.8 million, or $0.86 per diluted share. For the four months ended December 31, 2010, there was no impact from the Series B Preferred Stock or the warrants.

The significant factors impacting the Company’s net income applicable to common shareholders for the four months ended December 31, 2010 were:

•

Provision for loan losses related only to loans originated after the Transaction Date. This result of purchase accounting is mentioned above and explained in detail in the section below titled “Provision for Loan Losses;”

•

Interest expense on certificates of deposit was reduced relative to the amount that would otherwise have been recognized by the application of purchase accounting. The fair value of these deposits was higher than their recorded amount resulting in a premium being recognized for these deposits. This premium is amortized against interest expense, reducing it to an amount lower than the nominal interest rate for these deposits;

•	Overall interest expense decreased substantially as the result of the prepayment of $802.4 million of FHLB advances in the first week of September 2010.

Predecessor Company

Net loss applicable to common shareholders for the eight months ended August 31, 2010 was $171.8 million or $359.50 per diluted share. Net loss applicable to common shareholders for the twelve months ending December 31, 2009 and 2008 was $431.3 million or $923.46 per diluted share and $23.8 million or $51.50 per diluted share, respectively. Loss from continuing operations for the eight months ended August 31, 2010 was $171.6 million or $359.07 per diluted share. Net loss from continuing operations for the twelve months ending December 31, 2009 and 2008 was $456.6 million, or $977.78 per diluted share and $88.1 million or $190.30 per diluted share, respectively.

For the eight months ended August 31, 2010 and for the twelve months ending December 31, 2009 and 2008, the differences between the net loss applicable to common shareholders and the net loss from continuing operations is attributable to the operating results from the discontinued operations, the accrual of dividends on the Series B Preferred Stock, and the accretion of the warrants issued with the Series B Preferred Stock.

The significant factors impacting the Company’s net loss applicable to common shareholders for the eight months ended August 31, 2010 were:

•	Provision for loan losses for continuing operations was $171.6 million for the period compared to $352.4 million for 2009 as the Company began to experience a lower rate of growth in credit problems,

•	The continuing decline in outstanding loan balances due to payments, prepayments, charge-offs, and the Company’s decision to reduce loan originations reduced interest income,

•

The Company’s decision to maintain over $1.0 billion in cash to mitigate uncertainty to depositors generated a significant amount of negative interest spread related to the difference between interest earned on cash balances and interest paid on borrowings,

•	The Company sold securities realizing a gain of $5.7 million,

•	Other expense was impacted by the transaction costs to execute the Investment Transaction, including investment banker, attorney, and consulting fees,

•	The Company sold its Refund Anticipation Loan and Refund Transfer Programs in January 2010 for a net gain of $8.2 million.

The impact to the Company from these items will be discussed in more detail throughout the analysis sections of the MD&A section of this Form 10-K.

RESULTS OF OPERATIONS

INTEREST INCOME

The Company’s primary source of revenues is interest income. The following table presents a summary of interest income for the four months ended December 31, 2010, the eight months ended August 31, 2010 and the twelve months ended December 31, 2009 and 2008.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008

Interest income Loans:
Commercial loans	$7,621	$24,034	$49,778	$73,604
Consumer loans	5,496	18,950	31,923	39,804
Real estate loans—commercial	46,812	90,159	158,558	167,951
Real estate loans—residential	16,929	33,405	62,723	67,904
Other loans	20	33	75	175

Total	76,878	166,581	303,057	349,438
Trading assets	—	143	5,131	6,833
Investment securities available for sale:
U.S. treasury securities	3	219	530	1,142
U.S. agencies	618	5,626	16,362	20,168
Asset backed securities	81	92	139	141
Collateralized mortgage obligations (“CMO’s”) and Mortgage backed securities (“MBS”)	3,274	6,388	10,937	16,448
State and municipal securities	2,896	7,727	14,791	13,276

Total	6,872	20,052	42,759	51,175
Commercial paper	—	—	—	168
Interest and dividends on deposits in other banks	990	2,924	2,324	2,982
Federal funds sold and securities purchased under agreements to resell	—	—	1	552

Total interest income	$84,740	$189,700	$353,272	$411,148

In discussing interest income for the various periods presented, the comments below about interest income from loans all pertain to the Commercial & Community Banking Segment, while comments below about interest income from securities or from deposits with other banks all pertain to treasury activities and are included in the All Other nonoperating segment. The Wealth Management segment does not earn interest income.

Successor Company

Interest income for the four months ended December 31, 2010 was $84.7 million. Interest income from loans was positively impacted by the application of purchase accounting adjustments, while interest income from securities was negatively impacted. The accounting for interest income for loans and securities is explained in detail in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements, but in summary, because the fair value of the loans at the Transaction Date was lower than the carrying amount, the loans are reported at a discount that is accreted into income over the term of the loans. In contrast, because market interest rates have declined since most of the securities were purchased, the fair value of the securities portfolio was higher than the carrying value. A premium has been recorded as part of the purchase accounting that is amortized against interest income over the terms of the various securities. Deposits in other banks were not impacted by purchase accounting, but interest income was substantially lower as the Company used much of this cash in early September 2010 to prepay FHLB advances.

Predecessor Company

Eight Months Ended August 31, 2010

Interest income from both loans and securities gradually decreased during the period as overall interest rates declined during the last three years. Loan balances, and therefore interest income from loans, were reduced by loan sales, increased nonaccrual loans, and charge-offs. The Company also restricted lending activity to maintain the Company’s capital ratios which resulted in a decline in loan balances as maturing loans were not matched by originations.

Interest income from trading and available for sale (“AFS”) securities decreased as a result of selling a majority of the trading securities during the third quarter of 2009 and from sales, calls and maturities of securities from the AFS portfolio. During the first quarter of 2010, $35.1 million of MBS securities and $9.1 million of AFS securities were sold. During the first and second quarter of 2010, $250.5 million of AFS securities were called, which reduced the balance of AFS securities held. The securities called were mostly U.S. Agency securities. At the same time, the interest rate for some of the adjustable rate securities was reduced due to the decrease in long term interest rates.

The Company’s decision to maintain a substantial amount of liquidity to mitigate uncertainty to depositors rather than to redeploy these funds into higher yielding assets also contributed to the decline in interest income as these deposits earned very little interest. As expected, the Company redeployed this additional cash by reducing the current borrowings once the Investment Transaction was completed.

2009 Compared to 2008

Interest income for 2009 was $353.3 million, a decrease of $57.9 million or 14.1% compared with interest income of $411.1 million for 2008. An increase in net charge-offs of $119.1 million, an increase in nonperforming loans of $163.4 million, and the sale of $401.3 million of loans from the held for investment loan portfolio during 2009 all negatively impacted interest income on loans. A majority of the nonperforming loans were on nonaccrual status which means all earned but unpaid interest was reversed and interest income is earned on a daily basis going forward. The increase in nonperforming loans was mostly in the commercial and commercial real estate secured portfolios which together increased $146.0 million during 2009. In addition, many of the commercial and commercial real estate loans had adjustable rates which decreased to historically low levels during 2009 as their index rates were lower than in 2008. Additional detailed information on loan sales is provided in Note 6, “Loans” of the Consolidated Financial Statements.

Interest income from securities decreased from 2008 to 2009 because of lower market interest rates on purchased investment securities as Management invested in lower risk and more liquid securities.

INTEREST EXPENSE

The Company incurs interest expense from interest payments made to depositors and for other borrowings. The following tables present a summary of interest expense within the interest expense line items for the four months ended December 31, 2010, the eight months ended August 31, 2010, and the twelve months ended December 31, 2009 and 2008:

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008

Interest expense Deposits:
NOW accounts	$640	$1,702	$6,015	$10,267
Money market deposit accounts	569	1,499	4,932	11,824
Savings deposits	612	1,406	2,842	1,885
Time certificates of deposit	4,933	41,903	69,840	61,023

Total	6,754	46,510	83,629	84,999
Securities sold under agreements to repurchase and Federal funds purchased	1,771	5,392	10,127	12,739
Long term debt and other borrowings:
FHLB advances	3,680	27,709	58,722	72,788
Other borrowings	363	717	1,163	581

Total	4,043	28,426	59,885	73,369

Total interest expense	$12,568	$80,328	$153,641	$171,107

In discussing interest expense for the various periods presented, the comments below about interest expense from deposits all pertain to the Commercial & Community Banking operating segment, while comments below about interest expense from borrowings or debt almost all pertain to treasury activities and therefore are included in the All Other nonoperating segment. Wealth Management incurs interest expense only for the capital lease on the building occupied by the Trust Department and this amount varies minimally period to period. See the section titled “Leases” in Note 1 to the Consolidated Financial Statements for an explanation of the accounting for a capital lease.

Successor Company

Interest expense for the four months ended December 31, 2010 was $12.6 million. Each of the categories of interest expense was significantly impacted in this period by the application of purchase accounting adjustments. At the Transaction Date, market interest rates had declined from what they were when a large proportion of the Company’s fixed rate certificates of deposit and repurchase agreements were issued. While reported in the Predecessor Company periods at the amount that would be paid to the depositor at maturity, the fair value of these liabilities was higher on the Transaction Date than their maturity amount because they earned a now higher than market rate for the depositor. Therefore, premiums had to be recognized for these liabilities to report them at their fair value. These premiums are amortized over the terms of the related liabilities, reducing interest expense.

Interest expense for long term debt and other borrowings was impacted during the four-months ended December 31, 2010 in a variety of ways. First, it significantly decreased as a result of $802.4 million of the $823.4 million of the FHLB advances held by the Predecessor Company being prepaid following the Transaction Date. The Investment Transaction provided excess liquidity and this was used to reduce debt. As described above in the section titled “Recent Developments”, the Company also retired $68 million of its subordinated debt further deceasing interest expense.

The remaining subordinated debt and the Company’s trust preferred securities had a fair value less than their face values resulting in accretable discounts, which increased interest expense above the amount paid to creditors. The securities sold under agreements to repurchase had a fair value in excess of their principal amount and a premium was recognized for them; the amortization of which reduced interest expense to less than the amount paid to creditors.

Predecessor Company

Eight Months Ended August 31, 2010

Interest expense for the eight months ended August 31, 2010 was substantially lower on a pro-rated basis than in 2009 as more of the Company’s fixed rate liabilities—certificates of deposit (“CDs”) and FHLB advances—matured. They were replaced by liabilities that were priced at lower current market rates.

2009 Compared to 2008

Interest expense in 2009 was $153.6 million, a decrease of $17.5 million or 10.2% compared with $171.1 million for 2008. As the FOMC kept interest rates low throughout 2009, new and renewed deposits and debt were priced lower than in 2008. To some extent, this was accelerated by the prepayment of many high interest rate FHLB advances during 2009.

With the lower market rates, interest paid on deposits decreased by $1.4 million. While the Bank was able to retain and grow transactional types of deposit accounts during 2009, the decrease in rates lowered interest expense on NOW and Money Market accounts. This decrease was offset by an increase in interest expense due to the growth in brokered certificate of deposits (“brokered CDs”) which were used to build additional liquidity for the Company.

NET INTEREST MARGIN

An important measure of a financial institution’s earning capacity is its net interest margin. This measure is computed by dividing the difference between interest income and interest expense, or net interest income, by average earning assets. As a financial intermediary, a bank earns money by borrowing from depositors and debt-holders and lending some of those funds to loan customers and by purchasing investments. By combining the average interest rate earned on assets with the average interest cost to hold those assets, the net interest margin measures both the institution’s ability to earn its desired rates on its assets and its efficiency in obtaining the funding that supports those assets. The net interest margin differs from and is lower than the net interest spread which is the difference between the average rate earned and the average rate paid because a portion of the earning assets are funded by noninterest bearing liabilities.

The net interest margin is improved by higher rates earned on assets, lower rates paid on liabilities, funding a larger proportion of earning assets with noninterest-bearing liabilities, and by lowering the amount of nonearning assets that must be funded. Interest rates earned on assets and paid on liabilities tend to move in tandem with each other as the market interest rate environment changes, but it is generally harder to improve the net interest margin in a low interest rate environment because there is a rate beyond which deposit rates cannot be decreased and still retain customers while asset rates may continue to fall. Conversely, as market interest rates rise, deposit rates will generally not rise as fast or as much and the net interest margin may thereby be improved.

The following tables set forth the average balances and interest income and interest expense for the four months ended December 31, 2010, eight months ended August 31, 2010 and for the twelve months ended December 31, 2009 and 2008.

	Successor Company			Predecessor Company
	For the Four Months Ended December 31, 2010			For the Eight Months Ended August 31, 2010
(dollars in thousands)	Average Balance	Income	Rate	Average Balance	Income	Rate
Assets
Interest bearing demand deposits in other financial institutions	$740,199	$599	0.24%	$1,030,268	$2,241	0.33%
Securities:
Trading assets	—	—	—%	4,998	143	4.30%
Investment securities available for sale:
Taxable	825,991	3,976	1.44%	737,155	12,325	2.51%
Nontaxable (1)	214,987	2,896	4.04%	238,375	7,727	4.86%

Total securities	1,040,978	6,872	1.98%	980,528	20,195	3.09%
Loans: (2)
Commercial	502,178	7,655	4.56%	820,380	24,034	4.40%
Real estate—commercial (3)	2,114,524	46,812	6.64%	2,511,673	90,159	5.38%
Real estate—residential 1 to 4 family	1,202,298	20,860	5.21%	935,245	33,438	5.36%
Consumer	80,345	1,551	5.78%	574,519	18,950	4.95%

Total loans, gross	3,899,345	76,878	5.91%	4,841,817	166,581	5.16%
Other interest earning assets	81,636	391	1.43%	83,364	683	1.23%

Total interest earning assets	5,762,158	84,740	4.41%	6,935,977	189,700	4.10%
Noninterest earning assets	520,811			216,057
Total assets from discontinued operations	—			225,897

Total assets	$6,282,969			$7,377,931

Liabilities and shareholders’ equity
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,605,435	1,821	0.34%	$1,591,632	4,607	0.43%
Time certificates of deposit	2,379,972	4,933	0.62%	2,706,043	41,903	2.33%

Total interest bearing deposits	3,985,407	6,754	0.51%	4,297,675	46,510	1.63%
Borrowed funds:
Securities sold under agreements to repurchase and Federal funds purchased	325,442	1,771	1.63%	314,009	5,392	2.58%
Other borrowings	145,611	4,043	8.31%	1,127,676	28,426	3.79%

Total borrowed funds	471,053	5,814	3.69%	1,441,685	33,818	3.53%

Total interest bearing liabilities	4,456,460	12,568	0.85%	5,739,360	80,328	2.11%
Noninterest bearing demand deposits	1,112,944			1,020,775
Other noninterest bearing liabilities	109,607			103,257
Total liabilities from discontinued operations	—			225,897
Shareholders’ equity	603,958			288,642

Total liabilities and shareholders’ equity	$6,282,969			$7,377,931

(continued on next page)

	Successor Company			Predecessor Company
	For the Four Months Ended December 31, 2010			For the Eight Months Ended August 31, 2010
(dollars in thousands)	Average Balance	Income	Rate	Average Balance	Income	Rate
Net interest spread			3.56%			1.99%

Net interest income/margin		$72,172	3.75%		$109,372	2.37%

(1)	Because of the Company’s tax position, the yield on tax exempt investments is not reported on a tax equivalent basis.
(2)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.
(3)	Commercial real estate loans include multi family residential real estate loans.

	Predecessor Company
	For the Twelve Months Ended December 31, 2009			For the Twelve Months Ended December 31, 2008
(dollars in thousands)	Average Balance	Income	Rate	Average Balance	Income	Rate
Assets
Commercial paper	$—	$—	—%	$22,807	$168	0.74%
Interest bearing demand deposits in other financial institutions	603,223	1,635	0.27%	—	—	—%
Federal funds sold	329	1	0.30%	71,652	552	0.77%
Securities:
Trading assets	106,623	5,131	4.81%	133,681	6,833	5.11%
Investment securities available for sale:
Taxable	854,005	27,968	3.27%	818,073	37,899	4.63%
Nontaxable (1)	306,547	14,791	4.83%	273,826	13,276	4.85%

Total securities	1,267,175	47,890	3.78%	1,225,580	58,008	4.73%
Loans: (2)
Commercial	1,088,847	49,778	4.57%	1,187,743	73,604	6.20%
Real estate—commercial (3)	2,785,416	158,558	5.69%	2,710,110	167,951	6.20%
Real estate—residential 1 to 4 family	1,086,122	62,798	5.78%	1,137,864	67,904	5.97%
Consumer	632,350	31,923	5.05%	623,257	39,979	6.41%

Total loans, gross	5,592,735	303,057	5.42%	5,658,974	349,438	6.18%
Other interest earning assets	80,382	689	0.86%	72,974	2,982	4.09%

Total interest earning assets	7,543,844	353,272	4.68%	7,051,987	411,148	5.83%
Noninterest earning assets	381,358			483,730
Total assets from discontinued operations	668,428			335,087

Total assets	$8,593,630			$7,870,804

Liabilities and shareholders’ equity Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,849,045	13,788	0.75%	$1,981,853	23,976	1.21%
Time certificates of deposit	2,580,600	69,841	2.71%	1,907,614	61,023	3.20%

Total interest bearing deposits	4,429,645	83,629	1.89%	3,889,467	84,999	2.19%
Borrowed funds:
Securities sold under agreements to repurchase and Federal funds purchased	336,434	10,127	3.01%	387,341	12,739	3.29%
Other borrowings	1,441,866	59,885	4.15%	1,513,843	73,369	4.85%

Total borrowed funds	1,778,300	70,012	3.93%	1,901,184	86,108	4.53%

Total interest bearing liabilities	6,207,945	153,641	2.47%	5,790,651	171,107	2.96%
Noninterest bearing demand deposits	1,003,647			919,506
Other noninterest bearing liabilities	113,612			98,262
Total liabilities from discontinued operations	668,428			335,087
Shareholders’ equity	599,998			727,298

(continued on next page)

	Predecessor Company
	For the Twelve Months Ended December 31, 2009			For the Twelve Months Ended December 31, 2008
(dollars in thousands)	Average Balance	Income	Rate	Average Balance	Income	Rate
Total liabilities and

shareholders’ equity	$8,593,630			$7,870,804

Net interest spread			2.21%			2.87%

Net interest income/margin		$199,631	2.65%		$240,041	3.40%

(1)	Because of the Company’s tax position, the yield on tax exempt investments is not reported on a tax equivalent basis.
(2)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.
(3)	Commercial real estate loans include multi family residential real estate loans.

The impacts from changes in interest rates and from the purchase accounting adjustments on interest income and expense during these periods are described above. Also, described above was the impact of the increase in nonperforming loans which decreased interest income. Net interest margins are adversely impacted by nonperforming loans because these loans no longer accrue interest while the loan balances continue to be included in the average balances for loans.

Successor Company

Rate and volume variance analyses allocate the change in interest income and expense between the portion which is due to changes in the rate earned or paid for specific categories of assets and liabilities and the portion which is due to changes in the average balance between the two periods. The Company is unable to provide a rate and volume variance for the two periods of analyses in 2010 or provide such an analysis between 2010 and 2009, because of the purchase accounting adjustments explained beginning on page 46.

Predecessor Company

The following table is an analysis of the relative impact of changes in rates and changes in average balances or volume on interest income and interest expense for the twelve months ended December 31, 2009 and 2008:

	Twelve Months Ended December 31, 2009 vs. December 31, 2008
	Change due to
	Rate	Volume	Total Change
Assets	(dollars in thousands)
Commercial Paper	$(84)	$(84)	$(168)
Interest bearing demand deposits in other financial institutions	—	1,635	1,635
Federal funds sold	(210)	(341)	(551)
Securities:
Trading assets	(383)	(1,319)	(1,702)
Investment securities available for sale:
Taxable	(11,534)	1,603	(9,931)
Nontaxable (1)	(56)	1,571	1,515

Total securities	(11,973)	1,855	(10,118)
Loans: (2)
Commercial	(18,095)	(5,731)	(23,826)
Real estate—commercial (3)	(14,001)	4,608	(9,393)
Real estate—residential 1 to 4 family	(2,102)	(3,004)	(5,106)
Consumer	(8,629)	573	(8,056)

Total loans, gross	(42,827)	(3,554)	(46,381)
Other interest earning assets	(2,569)	276	(2,293)

Total interest earning assets	(57,663)	(213)	(57,876)
Liabilities and shareholders’ equity
Interest bearing deposits:
Savings and interest bearing transaction accounts	(8,661)	(1,527)	(10,188)
Time certificates of deposit	(10,367)	19,185	8,818

Total interest bearing deposits	(19,028)	17,658	(1,370)
Borrowed funds:
Securities sold under agreements to repurchase and Federal funds purchased	(1,027)	(1,585)	(2,612)
Other borrowings	(10,143)	(3,341)	(13,484)

Total borrowed funds	(11,170)	(4,926)	(16,096)

Total interest bearing liabilities	(30,198)	12,732	(17,466)

Net interest income	$(27,465)	$(12,945)	$(40,410)

(1)	Because of the Company’s tax position, the yield on tax exempt investments is not reported on a tax equivalent basis.
(2)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.
(3)	Commercial real estate loans include multi family residential real estate loans.

Interest rates on loans decreased by 76 basis points for the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008. This decrease was due to the large number of loans that have an adjustable interest rate that is tied to the prime rate which decreased when the FOMC decreased interest rates or when other adjustable rate loans reset with their index during 2009. The decrease in interest rates also benefited the Company from an interest bearing liability perspective. Interest rates paid on interest bearing liabilities decreased by 49 basis points. Interest rates on borrowings decreased by 60 basis points which significantly reduced the borrowing expenses for the twelve months ended December 31, 2009.

PROVISION FOR LOAN LOSSES

Quarterly, the Company determines the amount of ALLL that is adequate to provide for losses inherent in the Company’s loan portfolios. The provision for loan losses is determined by the net change in the ALLL from one period to another. For a detailed discussion of the Company’s ALLL, refer to the Allowance for Loan and Lease Loss section of this document which starts on page 72 the “Critical Accounting Policies” section starting on page 92 of the MD&A section of this Form 10-K, Note 1, “Summary of Significant Accounting Policies,” and Note 8, “Allowance for Loan and Lease Losses” within the Consolidated Financial Statements of this Form 10-K. Information pertaining to provision for loan losses relates to the Commercial and Community Banking operating segment.

A summary of the provision for loan losses of the Successor Company for the four months ended December 31, 2010, and of the Predecessor Company for the eight months ended August 31, 2010, and the twelve months ended December 31, 2009 and 2008 are as follows:

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Provision for loan losses	$590	$171,583	$352,398	$196,567

Successor Company

Provision for loan losses for the four months ended December 31, 2010 was $590,000. Provision for loan losses for the period was significantly impacted by the purchase accounting adjustments. As a result of the Investment Transaction and the application of the accounting guidance for business combinations, the ALLL for the loans purchased was required to be eliminated and the purchased loans were recorded at their fair value at the Transaction Date as described in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements. Consequently, no allowance for loan loss is provided for PCI Loan Pools as of the Transaction Date. The $590,000 of provision for loans losses for the four month period relates only to the Company’s estimate of changes in the credit quality of originated loans after the Transaction Date with a carrying balance of $16.4 million.

In future periods, the Company will periodically evaluate actual cash flows to expected cash flows for PCI Term Loan Pools. To the extent that actual cash flows are lower than expected cash flows, the Company will establish an allowance for PCI Term Pools through a provision for loan losses. If actual cash flows are significantly higher than expected cash flows, the Company will reverse any allowance established for PCI Term Loan Pools with any remaining cash flows recorded to interest income through an increase in the accretable yield.

For PCI Revolving Pools, the Company will periodically evaluate credit performance to determine if there has been a further deterioration in such performance. To the extent that the credit performance is worse than expected, the Company will establish an allowance for PCI Revolving Pools through a provision for loan losses. If credit performance is significantly better than expected, the Company will begin to accrete the purchase discount for PCI Revolving Pools into interest income.

Predecessor Company

Provision for loan losses for the eight months ended August 31, 2010 was $171.6 million. The lower amount of provision for loan losses, on an annualized basis, compared with 2009 relates to reduction in outstanding loans and a slowdown in rate of credit deterioration of loans.

Provision for loan losses was $352.4 million for the twelve months ended December 31, 2009 compared to $196.6 million for the twelve months ended December 31, 2008, an increase of $155.8 million. The 79.2% increase in provision for loan losses was due to changing the ALLL model methodology which shortened the look-back period used to determine credit loss rates and a further deterioration of credit quality as borrowers struggled to make their payments as the economic environment continued to decline. For more information on the change in the ALLL model methodology refer to the section below named “Allowance for Loan and Lease Losses.”

NONINTEREST INCOME

Noninterest income primarily consists of fee income received from the operations of the Bank and gains or losses from sales of assets. Fee income is generated by servicing deposit relationships, trust and investment advisory fees, and fees and commissions earned on certain transactions from Bank operations.

The following table presents a summary of noninterest income for the periods presented.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Noninterest income
Service charges and fees	$7,579	$14,901	$24,884	$26,064
Trust and investment advisory fees	6,743	14,035	21,247	25,175
(Loss)/gain on securities, net	(32)	5,667	10,970	(3,346)
Other	5,782	1,194	460	8,664

Total noninterest income	$20,072	$35,797	$57,561	$56,557

Successor Company

With the exception of gain or loss on securities, there was little or no effect on the components of noninterest income resulting from purchase accounting for the Investment Transaction. In accordance with accounting principles generally accepted in the United States (“GAAP”), the AFS securities portfolio was already reported at fair value before the Investment Transaction, the excess of fair value over the amortized cost having been previously recognized in Other Comprehensive Income (“OCI”) as an unrealized gain net of tax. With the elimination of OCI as of the Transaction Date, this gain has effectively been realized in the form of a premium. Consequently, any sales after the Transaction Date of securities that were held in the portfolio at the Transaction Date will result in a smaller gain or a larger loss because of the step-up of basis due to the purchase accounting adjustment. As the premiums are amortized over the remaining lives of the securities, the effect of the step-up in basis will be less.

The largest portion of service charges and fees consists of service charges on deposit accounts. The fees relate to the Commercial & Community Banking segment. For the four month period ended December 31, 2010, service charges on deposits were $4.0 million. Other service charges and fees include charges for a wide range of services provided to customers such as ATMs, safe deposit boxes, bank card fees, and wire transfer fees. These fees have remained relatively steady during the reported periods.

Predecessor Company

As in prior periods, the largest portion of service charges and fees consists of service charges on deposit accounts. For the eight month period ended August 31, 2010, and the twelve month periods ended December 31, 2009 and 2008, service charges on deposits were $9.1 million, $15.3 million, and $17.6 million, respectively. The decline in service charges over the respective period related primarily to the increase in waivers of such fees in order to retain customers as the financial condition of the Company worsened. As a result of the Investment Transaction, the Company expects this trend to reverse.

The decline in Trust and Investment Advisory Fees over the respective period related primarily to a decline in assets under management as the market value of financial investments declined due to deteriorating economic conditions and the loss of customers as the financial condition of the Company worsened. The Company expects this trend to reverse going forward as uncertainty surrounding the Company is lifted.

For the eight months ended August 31, 2010, the Company recognized a net gain on securities of $5.7 million. This amount resulted primarily from a $4.5 million gain on the sale of $48.6 million of MBS and municipal securities and the call of $143.2 million of U.S. Agency and municipal securities from the AFS portfolio during the first quarter of 2010. For the twelve months ended December 31, 2009, there was a net gain of $11.0 million compared to a net loss on securities of $3.3 million for the twelve months ended December 31, 2008. The increase in the gain on securities primarily resulted from the sale of U.S. Agency securities and municipal bonds during the fourth quarter of 2009 in which gains of $3.9 million and $6.9 million were realized, respectively.

Additional discussion regarding the impairments taken on securities and the activity in the securities portfolio is disclosed in the “Investment Securities” section of the MD&A and in Note 5, “Investment Securities” of the Consolidated Financial Statements.

Segments

Information related to service charges pertain to the Commercial and Community Banking operating segment. Information related to trust and investment advisory fees pertain to the Wealth Management operating segment. Information related to loan sales pertain to the Commercial and Community Banking operating segment. Information related to gains or losses on securities, life insurance income, and losses on the Bank’s LIHTCP pertain to the All Other nonoperating segment.

The table below discloses the largest items included in other noninterest income.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Other Income:
Gain/(loss) on asset sales	$4,598	$1,188	$(4,814)	$4,417
Life insurance income	967	2,074	3,154	3,468
Loss on LIHTCP	(1,554)	(4,416)	(3,680)	(5,042)
Other	1,771	2,348	5,800	5,821

Total	$5,782	$1,194	$460	$8,664

NONINTEREST EXPENSE

The following table presents a summary of noninterest expense for the periods presented.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Noninterest expense
Salaries and employee benefits	$28,128	$58,816	$103,228	$113,629
Goodwill impairment	—	—	128,710	22,068
Occupancy expense, net	7,711	15,494	26,214	25,606
Other	30,045	75,653	122,089	92,832

Total noninterest expense	$65,884	$149,963	$380,241	$254,135

Successor Company

Salaries and benefits were not impacted by any of the purchase accounting adjustments from the Investment Transaction. Salaries and benefits continued to trend lower as the Company further reduced staff during the period. The Company expects that salaries and benefits will increase in future periods as it hires staff to support the expected growth in operations in 2011.

Net occupancy expense for the four months ended December 31, 2010, was impacted by purchase accounting as lease expense decreased and depreciation expense on owned buildings is increased. The Company is contractually required to pay for leased premises that are higher than the current market rates because these leases were entered into during a stronger economic period when there was more demand for commercial space. The revaluation of the leases resulted in the recognition of a liability for unfavorable lease payments. This amount is amortized as a reduction of lease expense over the lives of the contractual lease terms. The fair value of the Company’s owned properties was higher than the amortized cost as of the Transaction Date because these buildings were acquired many years ago when commercial properties had lower prices.

Predecessor Company

Salaries and benefits declined in each of the respective periods as the Company reduced staff, benefits, and bonuses as the Company significantly scaled back lending activities and sold businesses to respond to a significant reduction in net revenues due to the economic slowdown and the related deterioration of credit quality of its loan portfolio.

In the second quarter of 2009, Management concluded that the entire balance of goodwill for all reporting units was impaired and recorded a $128.7 million impairment charge. The impairment of goodwill occurred due to the increasingly uncertain economic environment, significant continued decline in the Company’s market capitalization, and continued elevated credit losses. Additional information regarding the determination to impair the Company’s goodwill is in Note 10, “Goodwill and Intangible Assets” of the Consolidated Financial Statements starting on page 178.

Net occupancy expense in the first eight months of 2010 declined as the Company consolidated staff into fewer buildings but remained relatively flat in 2009 and 2008.

Other expense

The table below summarizes the significant items included in other expense from continuing operations.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Other Expense:
Regulatory assessments	$6,305	$13,094	$18,988	$4,282
Professional services	4,633	10,782	22,882	15,363
Software expense	3,876	8,660	15,383	17,959
Other intangible expense	2,982	621	1,184	2,583
Customer deposit service and support	2,344	4,961	8,271	7,202
Loan servicing expense	1,970	2,369	5,526	2,833
Other real estate owned expense	1,566	2,643	1,884	690
Furniture, fixtures and equipment, net	1,344	3,488	7,147	8,230
Supplies and postage	1,344	2,740	5,135	5,301
Marketing	1,181	1,349	3,096	4,092
Telephone and data	889	2,288	4,380	4,877
Reserve for off-balance sheet commitments	32	1,886	8,245	6,907
Legal expense	—	2,088	20	325
LIHTCP expense	—	—	8,958	—
FHLB advance prepayment penalties	—	864	3,798	—
Ford investment transaction expense	—	13,063	—	—
Other	1,579	4,757	7,192	12,188

Total	$30,045	$75,653	$122,089	$92,832

PROVISION FOR INCOME TAXES

Successor Company

For the four months ended December 31, 2010, the benefit for income taxes was $0.

Predecessor Company

For the eight months ended August 31, 2010 and the twelve months ended December 31, 2009, and 2008, the benefit for income taxes was ($4.7) million, ($18.8) million, and ($66.0) million, respectively.

As required by generally accepted accounting principles, the Company uses the asset and liability method for reporting its income tax provision expense or benefit. Under this method, income tax expense is recorded for events that increase the Company’s tax liabilities and benefit is recorded for events that decrease them. Primary among these is the Company’s annual taxable income or loss, but also significant are several items of income and expense that, due to tax regulations, are recognized in different periods for tax return purposes than for financial reporting purposes. These items, which are defined in terms of assets or liabilities having different bases for income tax and financial reporting, represent “temporary differences.” The Company is required to provide in its financial statements for the eventual liability or deduction in its tax return for these temporary differences until the item of income or expense has been recognized for financial reporting and for taxes resulting in the basis being the same for both. The provision is recorded in the form of deferred tax expense or benefit as the temporary basis differences arise, with the accumulated amount recognized as a deferred tax liability or asset. Deferred tax assets represent future deductions in the Company’s income tax return, while deferred tax liabilities represent future payments to tax authorities. When realization of the benefit of a deferred tax asset is uncertain, the Company is required to recognize a valuation allowance against it.

Since provision expense for loan losses is deductible for income taxes only to the extent a bank has actually had to charge-off its loans, most banks have significant deferred tax assets. There is a lower basis in loans for financial reporting because the basis of the loans has effectively been partially written down by the amount of the provision expense. If a loan has to be charged-off, the income tax basis will be lowered to equal the financial reporting basis and a tax deduction will be taken. If the loan is instead repaid, the basis for financial reporting will be written up to the income tax basis through a reduction in provision for loan losses and the deferred tax asset will be reduced because there will not be future tax deductions for a loss.

When it is more likely than not that the deferred tax assets will not be realized, GAAP requires the establishment of a valuation allowance that offsets all or a portion of the deferred tax asset. In the second quarter of 2009, the Company determined that the only tax benefits that were more likely-than-not to be realized were those that could be carried back against the income taxes paid for prior years. Consequently, at June 30, 2009, a valuation allowance was established through a noncash charge offsetting the entire net deferred tax asset, the realization of which was not assured through a carry back of losses against taxes already paid. The $18.8 million tax benefit for the twelve months ended December 31, 2009 primarily consist of; 1) a tax benefit of $159.1 million related to the pre-tax loss of $475.4 million offset by a valuation allowance of $133.6 million, 2) the creation of a valuation allowance of $10.8 million relating to existing deferred balances and 3) a tax benefit of $4.1 million for amended tax returns filed for tax years 2005 through 2007. This $18.8 million benefit resulted in an effective tax rate of 4.0%. No deferred tax asset was recorded for the impairment of goodwill in 2009, because the goodwill from the prior acquisitions was not deductible for taxes; it was a permanent difference.

In 2009, the Company also recognized a tax receivable of $55.2 million for the amount that it estimated could be recovered through a carryback of net operating losses. This receivable has been adjusted slightly to $56.8 million as additional information has become available. The tax receivable for the carrybacks is included in other assets.

The Company still has a valuation allowance fully offsetting its deferred tax assets, but the deferred tax asset decreased in the eight months ended August 31, 2010. One component of the deferred tax asset is the temporary difference related to unrealized gains and losses on AFS securities. As shown in Note 5, “Investment Securities” to the Consolidated Financial Statements, as interest rates decreased during 2010, unrealized gains increased and unrealized losses decreased. The tax effect of these changes is to increase the deferred tax liability or decrease the deferred tax asset. With these changes the valuation allowance needed to be reduced so as not to exceed the net deferred tax asset related to the AFS securities. This reduction of the valuation allowance was recorded through the income tax benefit for the eight months ended August 31, 2010. There was also an adjustment to the deferred tax asset and valuation allowance as the Company changed its estimate of the amount of past taxes it could claim through carrybacks.

As a result of the Investment Transaction, the Company incurred an ownership change under Section 382 of the Internal Revenue Code. The ownership change may limit the amount of certain items of the net deferred tax asset including net operating losses and credit carryforwards. Management continues to assess the impact of Company performance and the economic climate on the realizability of its deferred tax asset on a quarterly basis. The amount of deferred tax assets considered realizable is subject to adjustment in future periods. Management will continue to monitor all available evidence related to the Company’s ability to utilize its deferred tax assets. The income tax expense or benefit in future periods will be reduced or increased to the extent of offsetting decreases or increases to the deferred tax asset valuation allowance.

For additional information related to the Company’s provision for income taxes, refer to Note 13, “Deferred Tax Asset and Tax Provision” of the Consolidated Financial Statements and the discussion of income taxes and deferred tax assets in the “Critical Accounting Policies” section of this Form 10-K.

BALANCE SHEET ANALYSIS

CASH AND CASH EQUIVALENTS

Successor Company

The Company maintained over $1.0 billion in cash during the first eight months of 2010 to mitigate uncertainty for depositors related to the Company’s financial performance. Once the Investment Transaction closed, this level of liquidity was no longer necessary and the Company used the excess cash plus some of the cash proceeds received in the Investment Transaction to prepay $802.4 million in FHLB advances. The result of this was a net reduction in the Company’s cash and cash equivalents of $428.6 million to $495.9 million during 2010.

Predecessor Company

Aside from cash held for discontinued operations, the Company’s cash and cash equivalents increased by $541.1 million or 141.2% from December 31, 2008 to $924.4 million at December 31, 2009. This increase was the result of a decision during 2009 to maintain a high amount of liquidity to address uncertainty regarding the Company’s performance. This was done through the issuance of brokered CDs and borrowing from the FHLB. This decision and the various impacts on earnings from holding this amount of cash is discussed in the section below on Liquidity.

INVESTMENT SECURITIES

The Company’s security portfolio is utilized as collateral for borrowings, required collateral for public agencies and trust customers deposits, Community Reinvestment Act (“CRA”) support, and to manage liquidity, capital and interest rate risk.

At December 31, 2010, 2009, and 2008, the Company held the following investment securities.

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009	December 31, 2008
Trading:
Mortgage backed securities	$—	$5,403	$213,939

Total trading securities	—	5,403	213,939

Available for sale:
U.S. treasury obligations	—	11,432	37,475
U.S. agency obligations	268,443	607,930	600,130
Collateralized mortgage obligations	608,425	113,934	17,092
Mortgage backed securities	197,912	169,058	212,256
Asset backed securities	1,754	1,271	1,034
State and municipal securities	201,566	250,062	310,756

Total available for sale securities	1,278,100	1,153,687	1,178,743

Total securities	$1,278,100	$1,159,090	$1,392,682

Successor Company

Trading securities

In the revaluation conducted for the Investment Transaction, the Company eliminated the trading portfolio, as there were no further plans to sell the securities in this portfolio. Because trading securities are always carried at their fair value, no purchase adjustment was necessary in the revaluation.

Available for sale securities

The table below summarizes the maturity distribution of the securities portfolio at December 31, 2010.

	Successor Company December 31, 2010

	One year or less	After one year to five years	After five years to ten years	After ten years	Total
	(dollars in thousands)
Maturity distribution:
Available for sale:
U.S. agency obligations	$91,552	$176,891	$—	$—	$268,443
Mortgage backed securities and collateralized mortgage obligations	3,429	572,557	205,830	24,521	806,337
Asset backed securities	—	1,754	—	—	1,754
State and municipal securities	5,840	24,235	46,351	125,140	201,566

Total securities	$100,821	$775,437	$252,181	$149,661	$1,278,100

Tax equivalent weighted average yield:
Available for sale:
U.S. agency obligations	0.34%	1.05%	—%	—%	0.81%
Mortgage backed securities and collateralized mortgage obligations	36.20%	1.26%	2.47%	2.92%	1.79%
Asset backed securities	—%	11.88%	—%	—%	11.88%
State and municipal securities	1.40%	1.64%	3.46%	4.60%	3.93%

Overall weighted average	1.82%	1.25%	2.66%	4.35%	1.96%

The maturities of securities were unaffected by the purchase accounting adjustments. The timing of the payments for MBS and CMO securities in the above table is based on the contractual terms of the underlying loans adjusted for estimated prepayments. Issuers of certain investment securities have retained the right to call these securities before contractual maturity.

Predecessor Company

Trading securities

Trading securities were $5.4 million at December 31, 2009, a decrease of $208.5 million from December 31, 2008. This decrease is mostly attributable to the sale of $180.1 million of MBS. These securities were sold to reduce the volatility in the income statement since changes in market value for the trading portfolio impact the income statement and due to the historically low interest rates, the Company could take advantage of the increased market value of these securities to recognize a gain of $7.5 million.

At December 31, 2008, the Company held $213.9 million of securities classified as trading. In January 2008 and October 2008, the Company recharacterized residential real estate loans held in the Company’s loans held for investment portfolio of $67.6 million and $13.9 million, respectively into MBS, increasing the balance in this portfolio. The Company placed these securities into the trading portfolio to provide Management the ability to sell these securities should the Bank require additional liquidity.

Available for sale securities

The balance of available for sale securities has slightly increased over the last two years. However, the composition has changed since December 31, 2008 with MBS and municipal securities decreasing and CMO securities increasing. Management has allowed the MBS securities balance to decrease with regularly scheduled principal payments while the sale of a number of municipal securities occurred during 2010 and 2009 to generate additional liquidity. Due to the historically low interest rates, the Company could take advantage of the increased market value of these securities. In the case of the sale of municipal securities, with the taxable loss position, the Company was not able to realize the benefit of their tax-exempt character. The increase in CMO securities was due to the purchase of $102.1 million of obligations of Government Sponsored Enterprises which guarantee the collection of principal and interest payments which were issued by Government National Mortgage Association (“GNMA”).

The securities portfolios are managed by the Bank’s Treasury Department to maximize funding and liquidity needs and are included as assets of the All Other reporting segment.

For additional information on impairment of investment securities, credit ratings of investment securities, and the Company’s investment in the stock issued by the FHLB of San Francisco, refer to Note 5, “Investment Securities” of the Consolidated Financial Statements.

LOAN PORTFOLIO

Through the Company’s banking subsidiary, PCBNA, a full range of lending products and banking services are offered to households, professionals, and businesses. The Company offers its lending products through its Commercial and Community Banking operating segment and all comments pertaining to loans in this section refer to assets of that segment. The products offered by this segment include commercial, consumer, commercial and residential real estate loans and SBA guaranteed loans.

The table below summarizes the distribution of the Company’s loans held for investment at the year end indicated.

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Real estate:
Residential—1 to 4 family	$897,478	$1,097,172	$1,267,818	$1,257,306	$1,384,517
Multi family	254,511	275,069	273,644	278,935	287,626
Commercial	1,745,589	2,018,039	2,126,654	1,727,138	1,519,871
Construction	234,837	501,934	670,834	758,041	651,678
Revolving—1 to 4 family	280,753	360,113	328,325	268,763	268,523
Commercial loans	266,702	726,225	871,761	873,292	756,512
Consumer loans	60,713	113,008	144,216	155,288	520,220
Leasing loans	—	—	—	—	298,880
Other loans	20,934	74,871	81,604	40,392	33,020

Total loans	$3,761,517	$5,166,431	$5,764,856	$5,359,155	$5,720,847

	Successor Company	Predecessor Company
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Percent of loans to total loans
Real estate:
Residential—1 to 4 family	23.9%	21.2%	22.0%	23.5%	24.2%
Multi family	6.8%	5.3%	4.7%	5.2%	5.0%
Commercial	46.3%	39.1%	36.9%	32.2%	26.6%
Construction	6.2%	9.7%	11.6%	14.1%	11.4%
Revolving—1 to 4 family	7.5%	7.0%	5.7%	5.0%	4.7%
Commercial loans	7.1%	14.1%	15.2%	16.3%	13.2%
Consumer loans	1.6%	2.2%	2.5%	2.9%	9.1%
Leasing loans	—%	—%	—%	—%	5.2%
Other loans	0.6%	1.4%	1.4%	0.8%	0.6%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

The loans in the above table include PCI loans and loans originated since the Transaction Date. The loans in the table above are reported net of the nonaccretable difference, accretable yield, purchase discounts, deferred loan origination fees, extension, commitment fees and deferred loan origination costs. The nonaccretable difference and accretable yield were generated from the purchase accounting adjustments at the Transaction Date and reduced the carrying balance of the loans as described beginning on page 46 of this Form 10-K.

As described in the Consolidated Financial Statements, the Company has elected an accounting policy to apply expected cash flows accounting guidance in ASC 310-30 for term loans subject to the business combination and push-down accounting requirements for loan portfolios acquired in a business combination and will herein be referred to as “PCI Term Pools.” Some loans that otherwise meet the definition as credit impaired, such as revolving lines of credit, are specifically excluded from the PCI Term Pools as per the accounting guidance in ASC 310-30 and are accounted for using ASC 310-20, Receivables, Nonrefundable Fees and Other Costs (“ASC 310-20”). However, Management considers these revolving lines of credit also credit impaired and has pooled these revolving lines of credit purchased through the Investment Transaction and herein will refer to these loans as “PCI Revolving Pools”.

Successor Company

At December 31, 2010, a majority of the loans included in “Loans Held for Investment” are PCI Term and PCI Revolving Pools. The accounting for PCI Term and PCI Revolving Pools is significantly different from the accounting for loans originated after the Transaction Date. For a discussion of the accounting for PCI Term and PCI Revolving Pools, refer Note 1, “Summary of Significant Accounting Policies,” “Note 6, “Loans” and Note 7, “Purchased Credit Impaired Pools” of the Consolidated Financial Statements.

To assist the reader with understanding of the PCI Term and PCI Revolving Pools versus the loans originated after the Transaction Date the following table provides a summary of the carrying balance and unpaid principal balance of the loans held at December 31, 2010.

	Successor Company
	December 31, 2010
	Originated After the Transaction Date	PCI Term Pools	PCI Revolving Pools	Total
	(dollars in thousands)
Real estate:
Residential—1 to 4 family	$7,652	$814,770	$75,056	$897,478
Multi family	—	252,379	2,132	254,511
Commercial	—	1,718,029	27,560	1,745,589
Construction	—	227,424	7,413	234,837
Revolving—1 to 4 family	1,237	5,451	274,065	280,753
Commercial loans	2,553	115,799	148,350	266,702
Consumer loans	1,155	34,491	25,067	60,713
Other loans	3,807	9,458	7,669	20,934

Total carrying balance	$16,404	$3,177,801	$567,312	$3,761,517

Total unpaid principal balance	$16,376	$3,494,683	$668,988	$4,180,047

Predecessor Company

2009 Compared to 2008

The loan portfolio at December 31, 2009 was $5.17 billion compared to $5.76 billion at December 31, 2008, a decrease of $598.4 million. This decrease was mostly due to the reclassification of loans held for investment to loans held for sale of $170.6 million and charge-offs of $228.3 million. The loan sales were comprised of $77.3 million of residential loans, $87.2 million of commercial real estate loans and $6.1 million of commercial loans. A more detailed analysis of the loans sold is in Note 6, “Loans” of the Consolidated Financial Statements. Due to the high concentration of commercial real estate loans, the Company began to reduce its concentrations in commercial real estate loans.

2008 Compared to 2007

The loan portfolio at December 31, 2008 was $5.76 billion, an increase of $405.7 million from December 31, 2007. A majority of this increase occurred in the commercial real estate loan portfolio which increased $399.5 million during 2008. This increase was partially offset by a decrease in the construction portfolio of $87.2 million. During 2008, the Company sold SBA loans for a gain on sale of $1.2 million, residential real estate loans for a gain on sale of $774,000 and various other types of loans in conjunction with the sale of two branches in October 2008.

A detailed discussion of the amounts and reasons for charge-offs during the three years mentioned above is in the section below titled “Loan Losses.”

2007 Compared to 2006

As shown in the table above, there was a decrease in loans from 2006 to 2007. During 2007, the Company completed three significant loan portfolio transactions totaling $761.0 million. A summary of the loan carrying value at the time of transaction is as follows:

•	$221.8 million of indirect auto loans sold in May 2007

•	$254.7 million sale of all leasing loans in June 2007

•	$284.5 million of fixed rate residential real estate loans recharacterized to MBS Securities in December 2007

The indirect auto loans were sold in May 2007 at a net loss of $850,000. The leasing loan portfolio was sold in June 2007 for a net gain of $24.3 million. The sale of the indirect auto and leasing loan portfolios were part of the Company’s strategic balance sheet realignment. About half of the effect of these sales was offset by growth in other loan categories. A detailed discussion of these loan transactions is included in Note 6, “Loans” of the Consolidated Financial Statements.

Loan balances by maturity

The following table summarizes the balances by maturity range and interest rate types for each loan category.

	Successor Company
	December 31, 2010
	Due in one year or less	Due after one year to five years	Due after five years
	(dollars in thousands)
Real Estate:
Residential real estate—1 to 4 family
Floating rate	$9,596	$3,057	$329,915
Fixed rate	13,082	11,346	530,482
Multi family
Floating rate	7,718	26,551	181,898
Fixed rate	18,627	5,111	14,606
Commercial real estate
Floating rate	37,317	387,347	893,124
Fixed rate	65,051	265,500	97,250
Construction
Floating rate	106,169	42,981	16,277
Fixed rate	37,443	26,518	5,449
Revolving—1 to 4 family
Floating rate	11,445	99,246	168,859
Fixed rate	—	1,057	146
Commercial loans
Floating rate	100,901	41,327	82,891
Fixed rate	5,723	29,396	6,464
Consumer loans
Floating rate	6,537	819	23,278
Fixed rate	1,186	7,664	21,229
Other
Floating rate	10,452	3,710	508
Fixed rate	3,501	1,938	825

Total	$434,748	$953,568	$2,373,201

Of all loans shown in the above table, 69% have some variability in their interest rates. Some of the loans reset immediately with a short term index like LIBOR or Prime or they may be fixed for a period of time after origination and then reset periodically until maturity.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company establishes an estimated allowance for inherent loan losses and records the change in this estimate through charges to current period earnings.

The table below summarizes the estimated Allowance for Loan and Lease Losses by loan type:

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Real estate:
Residential—1 to 4 family	$120	$23,523	$16,294	$3,180	$3,194
Multi family	—	5,867	3,184	890	932
Commercial	—	44,672	22,472	5,368	4,939
Construction	—	61,506	34,050	3,391	2,004
Revolving—1 to 4 family	28	22,885	11,111	2,365	1,657
Commercial loans	206	95,546	40,494	22,567	19,536
Consumer loans	69	18,853	13,303	7,082	17,724
Leases	—	—	—	—	14,683
Other loans	97	—	—	—	—

Total allowance	$520	$272,852	$140,908	$44,843	$64,669

Percent of loans to total loans:
Real estate:
Residential—1 to 4 family	23.9%	21.2%	22.0%	23.5%	24.2%
Multi family	6.8%	5.3%	4.7%	5.2%	5.0%
Commercial	46.3%	39.1%	36.9%	32.2%	26.6%
Construction	6.2%	9.7%	11.6%	14.1%	11.4%
Revolving—1 to 4 family	7.5%	7.0%	5.7%	5.0%	4.7%
Commercial loans	7.1%	14.1%	15.2%	16.3%	13.2%
Consumer loans	1.6%	2.2%	2.5%	2.9%	9.1%
Leases	0.0%	0.0%	0.0%	0.0%	5.2%
Other loans	0.6%	1.4%	1.4%	0.8%	0.6%

Total allowance	100.0%	100.0%	100.0%	100.0%	100.0%

Successor Company

The ALLL of $520,000 at December 31, 2010 is for the loans originated after the Transaction Date. The loans originated after the Transaction Date have a carrying balance of $16.4 million at December 31, 2010. The ratio of ALLL compared to the newly originated loans is 3.2%.

As a result of the Investment Transaction and the application of purchase accounting for business combinations, the ALLL of $282.6 million immediately preceding the Investment Transaction for the loans purchased was required to be eliminated. An ALLL for the purchased loans is not required to be established at the Transaction Date since the purchased loans were recorded at their fair value. Included in the fair value of PCI Term Pools and PCI Revolving Pools are the expected credit losses to be incurred for the estimated remaining term of the loans within each PCI loan pool. For additional information regarding the accounting for ALLL and PCI Term and Revolving Pools, refer to Note 8, “Allowance for Loan and Lease Losses” and Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.

Predecessor Company

The ALLL was $272.9 million at December 31, 2009 compared to $140.9 million at December 31, 2008, an increase of $131.9 million. The increase in ALLL was intended to cover the increase in the estimated losses that were inherent in the loan portfolio, but not yet identified. As the recession continued into 2009, Management changed its methodology to better reflect the continued deterioration of the economic conditions for the ALLL as discussed below. The increase in ALLL was also impacted by the higher level of net charge-offs and escalating nonperforming loans during 2009 compared to 2008. The net charge-offs are discussed in the “Loan Losses” section below. The increase in the ALLL of $96.1 million at December 31, 2008 compared to 2007 was also primarily attributable to the deteriorating economic environment as the country entered recession in 2008.

ALLL Model Methodology

Successor Company

The Company adopted the ALLL methodology for estimating the ALLL that was used by the Predecessor Company prior to the Investment Transaction as described below. This methodology is applied to loans originated after the Transaction Date. As economic conditions change, the Bank may again revise the number of quarters of historical losses included in its ALLL model for estimating the amount of loss currently in the portfolio.

Predecessor Company

The Company consistently used both quantitative and qualitative factors when determining the level of estimated ALLL. Quantitative factors are based primarily on historical credit losses for each portfolio of similar loans over a time horizon or “look-back” period. The Company used historical credit losses over the past six quarters as a basis for its quantitative factors. A change in the ALLL methodology occurred in the second quarter of 2009 when Management shortened the timeframe utilized for estimating historical loss rates from the last seven years to the most recent six quarters in its ALLL calculation. The intent in changing the methodology of the ALLL calculation was to better capture current risk conditions which had precipitously deteriorated starting in 2008 through 2010. The shorter time frame, coupled with less reliance on qualitative factors, was determined to be more responsive to the increasing risk seen in economic conditions and rapidly deteriorating real estate collateral values. The change in methodology in the second quarter of 2009 caused a one-time increase of $113.7 million to the ALLL. The shortened timeframe placed more weight in the estimation process on the recent quarters in which the Bank had experienced the highest historical losses in its history. In addition to changing the “look-back” period, the Bank had also increased the ALLL in conjunction with increases in impaired loans and delinquent loans. The increase in impaired loans was due to decreases in collateral values which required the balances of individual impaired loans to be charged-off to the fair value of the collateral. This increased the historical loss rates, in turn impacting the estimate of losses not yet identified. At December 31, 2009, 2008 and 2007, the Bank had $277.2 million, $157.4 million and $54.2 million of impaired loans, respectively. These impaired loans had specific ALLL reserves of $17.5 million, $17.8 million and $3.9 million at December 2009, 2008 and 2007, respectively. For more information regarding impaired loans, refer to page 176 in Note 8, “Allowance for Loan and Lease Losses,” of the Consolidated Financial Statements.

Qualitative factors are used to increase historical loss rates based on the Company’s estimate of the losses inherent in the outstanding loan portfolio that are not fully captured by the quantitative factors alone. Qualitative factors taken into consideration in the ALLL model are: concentrations of types of loans, loan growth, control environment, delinquency and classified loan trends, Management and staffing experience and turnover, economic conditions, results of independent loan review, underlying collateral values, competition, regulatory, legal issues, structured finance and syndicated national credits, and other factors. These qualitative factors are applied as adjustments to the historical loss rates when Management believes they are necessary to better reflect current conditions.

The ALLL model particularly focuses on the qualitative factor, “concentration of types of loans.” Management monitors concentration risks and has target concentration ratios for 14 different loan types. An increase in the concentration of loans will require that additional reserves are established to address this concentration risk.

The ALLL model also places particular emphasis on the qualitative factor, “underlying loan collateral.” To the extent that collateral values are declining on an accelerated basis, this qualitative factor increases. If the inverse were to occur to collateral values, the qualitative factor decreases. The determination of changes to this qualitative factor is made through the loan appraisal process as follows:

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

2.

Portfolio reappraisal screening is based on identifying categories of collateral that represent an elevated risk and performing reappraisals of those properties secured by collateral of these types en masse. A phased approach is undertaken to minimize the impact to Bank operations, but still provide updated information for better risk management practices centered on the transactions representing the greatest risk. Further, as subsequent transactions occur for existing loans, a methodology is employed that covers not only the target property, but other surrounding properties that are collateral for other loans and that may be exposed to similar risk characteristics.

In 2009, the Bank centralized the appraisal process and updated and expanded the appraisal policy. This update put more focus on screening secured loan’s collateral for market deterioration and portfolio reappraisal screening, establishing enhanced, risk oriented, appraisal engagement and review practices. An appraisal management system is also in place that tracks and monitors appraisals, appraisal reviews and other valuations. Information from these sources provides the data for risk management analysis purposes. Quality control enhancements were made to the residential appraisal process focusing on the acquisition of secondary appraisals of a representative sample of all residential appraisals received. In keeping with best practices, these secondary appraisals are used to validate the conclusions of appraisals relied upon by the Bank.

Reserve for Off-Balance Sheet Commitments

In addition to the exposure to credit loss from outstanding loans, the Company is also exposed to credit loss from certain off-balance sheet commitments such as unused commitments from revolving lines of credit, letters of credit and interest rate swaps. Because the available funds have not yet been disbursed on these commitments the estimated losses are not included in the calculation of ALLL. The reserve for off-balance sheet commitments is an estimated loss contingency which is included in other liabilities on the Consolidated Balance Sheets. The adjustments to the reserve for off-balance sheet commitments are reported as a noninterest expense. This reserve is for estimated losses that could occur when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a party that may not be as financially sound in the current period as it was when the commitment was originally made.

The table below summarizes the reserve for off-balance sheet commitments.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Beginning balance	$19,000	$16,259	$8,014
Purchase accounting adjustment	(19,000)	—	—
Additions/ (reductions), net	32	2,741	8,245

Balance	$32	$19,000	$16,259

	Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006
Beginning balance	$1,107	$1,448	$1,685
Purchase accounting adjustment	—	—	—
Additions/ (reductions), net	6,907	(341)	(237)

Balance	$8,014	$1,107	$1,448

Successor Company

The $32,000 in additions for the four months ended December 31, 2010 relate to new commitments made after the Investment Transaction. The Successor Company adopted the same methodology for the reserve for off-balance sheet commitments that the Predecessor Company used.

On the Transaction Date, the Company recorded a $19.0 million purchase accounting adjustment for the unfunded commitments and a liability was recognized for their fair value. This process was similar to the elimination of the ALLL for outstanding loans that occurred in the purchase accounting because Management’s estimate of potential losses was taken into consideration in determining their fair value. The purchase accounting valuation is a one time measurement, and the Company will reduce this liability as these commitments are either funded or expire without being funded. Additional disclosure regarding the Company’s reserve for off-balance sheet commitments is located in Note 1, “Summary of Significant Accounting Policies” and Note 6, “Loans” of the Consolidated Financial Statements.

Predecessor Company

As with its outstanding loans, the Company applies the same historical loss rates and qualitative factors to these off-balance sheet commitments in determining an estimate of losses inherent in these contractual obligations adjusted for an estimated commitment factor. The Company recorded charges to income of $2.7 million, $8.2 million and $6.9 million for the eight months ended August 31, 2010, and the twelve months ended December 31, 2009 and 2008, respectively, to increase the off-balance sheet reserve due to the continued downturn of the economy and due to the change in the ALLL methodology in 2009 as described above for the ALLL.

LOAN LOSSES

The table below summarizes the beginning and ending balances of the ALLL and charge-offs and recoveries by loan category and credit loss ratios for the years presented.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Balance, beginning of year—continuing operations	$282,632	$272,852	$140,908
Charge-offs (1):
Purchase accounting adjustment	(282,632)	—	—
Real estate:
Residential—1 to 4 family	—	20,154	34,952
Multi family	—	1,955	1,566
Commercial	—	28,780	8,701
Construction	—	30,594	98,792
Revolving—1 to 4 family	—	8,048	9,857
Commercial loans	—	63,780	55,644
Leases	—	—	—
Consumer loans	—	8,824	10,130
Other loans	96	5,844	8,619

Total charge-offs	96	167,979	228,261
Recoveries:
Real estate:
Residential—1 to 4 family	—	718	2,343
Multi family	—	14	324
Commercial	—	324	1,131
Construction	—	2,483	809
Revolving—1 to 4 family	—	1,129	226
Commercial loans	—	2,967	1,224
Leases	—	—	—
Consumer loans	—	1,938	3,247
Other loans	26	240	133

Total recoveries	26	9,813	9,437
Net charge-offs	70	158,166	218,824
Adjustments from loan sales and acquisitions	—	(3,637)	(1,630)
Provision for loan and lease losses core bank loans	590	171,583	352,398

Balance, end of year—continuing operations	$520	$282,632	$272,852

(1)	For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.

(continued on next page)

	Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006
Balance, beginning of year	$44,843	$64,669	$55,598
Charge-offs:
Real estate:
Residential—1 to 4 family	12,360	375	148
Multi family	740	—	—
Commercial	10,678	—	—
Construction	49,355	25	959
Revolving—1 to 4 family	4,317	1,020	—
Commercial loans	21,935	4,908	5,347
Leases	21	6,354	10,242
Consumer loans	7,176	14,243	10,127
Other loans	791	765	—

Total charge-offs	107,373	27,690	26,823

Recoveries:
Real estate:
Residential—1 to 4 family	1,106	—	138
Multi family	—	—	—
Commercial	885	—	1
Construction	59	489	203
Revolving—1 to 4 family	92	5	—
Commercial loans	2,153	1,203	2,015
Leases	—	1,232	1,992
Consumer loans	3,281	4,075	3,514
Other loans	115	169	1

Total recoveries	7,691	7,173	7,864

Net charge-offs	99,682	20,517	18,959
Purchase accounting adjustment
Adjustments from loan sales and acquisitions	(820)	(20,623)	—
Provision for loan losses	196,567	21,314	28,030

Balance, end of year	$140,908	$44,843	$64,669

Successor Company

Net charge-offs significantly decreased due to the fair valuation of the loan portfolio at the Transaction Date. All charge-off activity for PCI loans are accounted for within the nonaccretable discount for the PCI Term Pools and purchase discount for PCI Revolving Pools. As discussed in the ALLL section above, an ALLL for purchased loans is not required to be established since the purchased loans were recorded at their fair value. The net-charge-offs reflected in the Successor Company are from loans originated after the Transaction Date.

Predecessor Company

During the first eight months of 2010, net charge-offs were $158.2 million. A majority of the large charge-offs were in the commercial real estate and construction and land loan portfolio which began to experience higher levels of net charge-offs due to collateral value declines. The Company increased the

ALLL for the decline in collateral values. In addition, during 2010, some of the impaired loans for which the Company had been utilizing a discounted cash flow approach in the valuation of impairment in past periods were re-assessed using the underlying collateral values due to the reliance on the sale of collateral for repayment of the loan. These write downs to the collateral value which accounts for a significant amount of the increase in charge-offs in the commercial loan portfolio. This change in methodology required additional charge-offs to write down the loan to their estimated collateral values. Management also established “A/B” note structures for a number of loans in which a note is restructured into performing and nonperforming portions during 2010. The nonperforming portion, or “B” note, is charged-off. The “A” portion remains classified as nonperforming until consistent payment performance has been demonstrated after which it may be reclassified to performing. These restructurings caused additional charge-offs of $18.0 million during the first two quarters of 2010.

Net charge-offs increased to $218.8 million for the year ended December 31, 2009, an increase of $119.1 million compared to the year ended December 31, 2008. The increase in net charge-offs was primarily driven by the downturn in the economy during 2009. This economic downturn further reduced collateral values and caused businesses to reduce their workforce or close, causing unemployment to increase and making it difficult for many customers to make their payments on their loans with the Bank. The declining collateral values also resulted in further impairment of loans which increased the charge-offs during 2009. Most of this increase in net charge-offs occurred within the construction, residential and commercial loan portfolios and accounted for $185.0 million of the net charge-offs during 2009.

NONPERFORMING ASSETS

Nonaccrual and Restructured Loans

When a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. Generally, the Company places loans in a nonaccrual status and ceases recognizing interest income when the loan has become delinquent by more than 90 days and/or when Management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well secured by collateral and collection is in process. If certain conditions are met, loans that are contractually past due more than 90 days may still accrue interest. Those conditions are that they are well-secured by collateral or guarantors and that the creditor is actively seeking collection. While still accruing interest, these loans are normally regarded as nonperforming and therefore are reported as such in the table below.

When a loan is placed in a nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the status is changed. Subsequent payments received from the customer are applied to principal and no further interest income is recognized until the principal has been made current or until circumstances have changed such that payments are again consistently received as contractually required. In the case of commercial customers, the pattern of payment must also be accompanied by a positive change in the financial condition of the borrower.

A loan may be restructured when the Bank determines that a borrower’s financial condition has deteriorated, but still has the ability to repay the loan. A loan is considered to be TDR when the original terms have been modified in favor of the borrower such that either principal or interest has been forgiven, contractual payments are deferred, or the interest rate is reduced. Once a loan has been restructured for a customer, the Bank considers the loan to be nonaccrual for a minimum of six months. Once the borrower has made their payments as contractually required for six months, the loan is reviewed and interest may again be accrued.

The Company participated in U.S. Treasury’s Home Affordable Modification Program (HAMP), but does not have any covered loans through a loss sharing agreement with the FDIC.

The table below summarizes the Company’s nonaccrual and past due loans for the last five years.

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Nonaccrual loans:
Real estate:
Residential—1 to 4 family	$1,020	$37,889	$27,974	$4,540	$1,439
Multi family	—	8,295	1,724	—	—
Commercial	452	48,442	16,640	3,494	1,336
Construction	—	136,309	107,150	37,522	5,840
Revolving—1 to 4 family	4,898	4,256	3,713	2,156	2,023
Commercial loans	5,369	51,265	19,017	22,606	3,132
Consumer loans	224	4,561	2,983	1,551	1,925
Other loans	963	98	7,409	317	1,354

Total Nonaccrual loans	12,926	291,115	186,610	72,186	17,049

Loans past due 90 days or more on accrual status:
Real estate:
Residential—1 to 4 family	—	6	2,751	—	—
Commercial	375	9,182	7,740	—	—
Construction	255	320	1,811	—	—
Commercial loans	6,945	4,783	893	130	262
Consumer loans	—	3,241	705	—	—
Other loans	335	—	145	1,001	2

Total Loans past due 90 days or more on accrual status	7,910	17,532	14,045	1,131	264

Troubled debt restructured loans:
Real estate:
Residential—1 to 4 family	875	18,593	1,376	—	—
Commercial	—	32,145	1,452	—	—
Construction	—	22,406	28,250	—	—
Revolving—1 to 4 family	172	192	—	—	—
Commercial loans	—	15,493	2,659	—	—
Consumer loans	—	206	—	—	—
Other loans	—	94	—	—	—

Total Troubled debt restructured loans	1,047	89,129	33,737	—	—

Total nonperforming loans	21,883	397,776	234,392	73,317	17,313

(continued on next page)

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
OREO: Foreclosed collateral
Real estate:
Residential—1 to 4 family	12,254	4,657	—	447	—
Multi family	444	494	—	—	—
Commercial	5,816	7,177	3,217	2,910	2,910
Construction	21,743	26,002	2,929	—	—
Revolving—1 to 4 family	282	123	412	—	—
Commercial loans	228	810	542	—	—

Total OREO	40,767	39,263	7,100	3,357	2,910

Total nonperforming assets	$62,650	$437,039	$241,492	$76,674	$20,223

Successor Company

The reporting for nonperforming loans was significantly impacted by the classification of all purchased loans as either PCI Term Pools or PCI Revolving Pools. The accounting for PCI Term Pools and PCI Revolving Pools is described in Note 1, “Summary of Significant Accounting Policies” and Note 7, “Purchased Credit Impaired Pools” of the Consolidated Financial Statements. All loans were written down to their fair value which is based on the cash flows for both interest and principal, net charge-offs and prepayments expected to be received. Therefore no loans recorded as of the Transaction Date are classified as nonaccrual except for loans which are in the PCI Revolving Pools and any loans originated after the Transaction Date which met the criteria as a nonperforming loan. At December 31, 2010, there were no loans which had been originated after the Transaction Date which are considered to be nonperforming.

Except for loans in the PCI Revolving Pools and loans originated after the Transaction Date, loans that had been classified as TDRs because the Company had negotiated a concessionary payment or interest terms so the borrower could continue to make payments are not reported as TDRs after the application of purchase accounting because the process of revaluing them takes into account the probability of the borrower being able to remain current with the restructured terms.

Predecessor Company

At December 31, 2009, there were $291.1 million of nonaccrual loans, an increase in nonaccrual loans of $104.5 million since December 31, 2008. This increase was a result of the continued downturn of the economy as discussed in the ALLL section above. The increase in nonaccrual loans was mostly from the commercial real estate of $50.2 million, commercial of $36.7 million, and residential real estate of $12.6 million since December 31, 2008.

The increase in nonaccrual loans of $114.4 million, when comparing the balance from December 31, 2007 to December 31, 2008 was mostly attributed to the economic downturn that started during the latter part of 2008. Of this increase, $63.9 million was associated with the construction loan portfolio, $18.8 million was related to the commercial real estate loans and $14.6 million was related to residential real estate loans.

The increase in nonaccrual loans of $55.1 million at December 31, 2007 compared to 2006 was mostly attributable to $45.1 million related to two large commercial relationships. At the end of 2008 the balance of these relationships was $24.8 million.

The Company had TDRs of $89.1 million at December 31, 2009 compared to $33.7 million at December 31, 2008. The economic downturn has also contributed to the increase in TDRs. At December 31, 2009, there were TDRs in all of the loan portfolios as the Bank worked with its customers to modify their loan or loan terms so that they could be current with their loan payments. At December 31, 2009, the largest increase in TDRs were in the commercial real estate loan portfolio which increased by $36.5 million since December 31, 2008. There was also an increase in TDRs in the commercial and residential real estate loan portfolios which was offset by a decrease in TDRs in the construction loan portfolio due to charge-offs. At December 31, 2008, the construction loan portfolio accounted for $28.3 million of the TDRs which was a majority of the total TDRs.

Foregone Interest for Nonaccrual Loans

The table below sets forth the amounts of foregone interest income from nonaccrual loans for the last five years.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Contractual interest	$—	$25,448	$25,135
Interest collected	—	6,597	7,657

Foregone interest	$—	$18,851	$17,478

	Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006
Contractual interest	$17,013	$3,679	$1,567
Interest collected	6,413	1,728	564

Foregone interest	$10,600	$1,951	$1,003

Foreclosed Collateral

Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called Other Real Estate Owned or “OREO”. OREO is originally recorded in the Company’s financial records at the lower of its carrying value or fair value of the property, less estimated costs to sell. If the outstanding balance of the loan is greater than the fair value of the OREO at the time of foreclosure, the difference is charged-off against the ALLL.

Once the collateral is foreclosed on and the property becomes an OREO, Management periodically obtains valuations to determine if further valuation adjustments are required. OREOs are carried at the lower of its carrying value or fair value less the estimated costs to sell. If there is a decrease in the fair value of the property on the valuation date, the decrease in value is charged to noninterest income as a valuation adjustment. During the time the property is held, all related operating and maintenance costs are expensed as incurred. All income produced from OREOs is included in noninterest income.

Successor Company

The OREO portfolio was recorded at fair value, less costs to sell. The balance of OREO has remained relatively unchanged since the Transaction Date since properties are being disposed at approximately the same rate that new OREO properties are being added to the OREO held by the Company.

Predecessor Company

During the first eight months of 2010, a substantial number of new properties were added to OREO through foreclosure. These were primarily commercial real estate and construction and land properties. OREO was $39.3 million at December 31, 2009, an increase of $32.2 million from a year earlier. The summary of OREO by loan type over the last five years is in the table above. The increase in OREO in 2009 occurred primarily in the construction and commercial real estate loan portfolios. During 2009, the Bank sold $16.3 million of OREO properties at a loss of $1.1 million. Of the $1.1 million of losses, one commercial property had a loss of $596,000 while the remaining gains and losses arose on the sale of the other 29 OREO. The net loss on sale of OREOs is recorded in noninterest income within the other income line item of the financial statements.

GOODWILL AND OTHER INTANGIBLE ASSETS

Successor Company

Goodwill and other intangible assets were recorded as a result of the Investment Transaction as disclosed in Note 2, “Business Combination—Investment Transaction” of these Consolidated Financial Statements. At December 31, 2010, goodwill and other intangible assets is comprised of the following items:

Successor Company
(dollars in thousands)	December 31, 2010
Goodwill	$21,672
Mortgage and other loan servicing rights	3,065
Core deposit intangible	37,469
Customer relationship intangible	18,684
Trade name intangible	12,669
Other	141

Total	$93,700

At December 31, 2010, the Company has not yet performed an annual goodwill impairment analysis since the Investment Transaction, and there has been no “triggering event” which has led Management to believe that goodwill might have become impaired in the four months since the Investment Transaction. Intangible assets are amortized over their estimated lives. For additional information regarding goodwill and other intangible assets refer to Note 10, “Goodwill and Intangible Assets” of the Consolidated Financial Statements.

Predecessor Company

In previous years, the Company had recognized goodwill and several other intangible assets from earlier acquisitions of banks and registered investment advisors. The goodwill from these transactions had been determined to be fully impaired and was written off in the second quarter of 2009 by an impairment charge of $128.7 million.

IMPAIRED LOANS

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Most impaired loans are classified as nonaccrual. However, there are some loans that are termed impaired because of doubt regarding collectibility of interest and principal according to the contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. These impaired loans are not classified as nonaccrual. After Management determines a loan is impaired, it obtains the fair value of the loan. A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. For additional information in obtaining the fair value of a loan, refer to Note 4, “Fair Value of Financial Instruments,” on page 150 of the Consolidated Financial Statements.

Successor Company

At December 31, 2010, the Bank had no impaired loans.

Predecessor Company

At December 31, 2009 and 2008, the Bank had $277.2 million and $157.4 million of impaired loans, respectively. For additional disclosure and information regarding impaired loans refer to Note 7, “Purchased Credit Impaired Pools” of the Consolidated Financial Statements on page 169.

OTHER ASSETS

Included within other assets are bank-owned life insurance (“BOLI”), LIHTCPs, and FHLB stock.

Successor Company

The Company’s investments in LIHTCP are discussed in Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Fair Value of Financial Instruments,” to the Consolidated Financial Statements. No additional investments in LIHTCP were made during 2010.

As explained in Note 1, “Summary of Significant Accounting Policies,” the Company is required to hold FHLB and Reserve Bank stock to maintain its credit lines with these institutions. The balance of FHLB stock declined during 2010 as the FHLB repurchased stock held by the Bank in excess of the required amount to support its permitted credit line. The Bank was required to increase its balance of Reserve Bank stock in 2010 after the Investment Transaction increased its capital and surplus balances.

Predecessor Company

Among the assets the Company acquired when it purchased other banks were BOLI policies intended to cover the cost of certain employee benefits, generally executive salary continuation plans. Of the total of $95.7 million in BOLI, $23.4 million was acquired in this manner. The remainder was purchased by the Company as tax-advantaged investments. The secondary market for these policies is not liquid. While the Company has lost the tax advantage of these investments given the taxable loss position of the Company, these investments still provide a higher rate of return relative to alternative investments given the current interest rate environment.

DEPOSITS

The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the four months ended December 31, 2010, the eight months ended August 31, 2010, and the twelve months ended December 31, 2009 and 2008 in the table below.

	Successor Company		Predecessor Company
	For the Four Months Ended December 31, 2010		For the Eight Months Ended August 31, 2010
(dollars in thousands)	Average Balance	Rate	Average Balance	Rate
NOW accounts	$918,413	0.21%	$946,077	0.27%
Money market deposit accounts	289,566	0.59%	282,719	0.80%
Savings accounts	397,457	0.46%	362,836	0.58%
Time certificates of deposit for $100,000 or more	1,205,339	0.62%	1,251,225	2.70%
Time certificates of deposit for less than $100,000	1,174,632	0.62%	1,454,818	2.00%

Interest-bearing deposits	3,985,407	0.51%	4,297,675	1.63%
Demand deposits	1,112,944		1,020,775

Total Deposits	$5,098,350		$5,318,450

	Predecessor Company
	For the Twelve Months Ended December 31, 2009		For the Twelve Months Ended December 31, 2008
(dollars in thousands)	Average Balance	Rate	Average Balance	Rate
NOW accounts	$1,036,354	0.58%	$1,069,908	0.96%
Money market deposit accounts	446,690	1.10%	654,529	1.81%
Savings accounts	366,000	0.78%	257,416	0.73%
Time certificates of deposit for $100,000 or more	1,582,469	2.64%	1,192,552	3.55%
Time certificates of deposit for less than $100,000	998,132	2.82%	715,062	2.61%

Interest-bearing deposits	4,429,645	1.89%	3,889,467	2.19%
Demand deposits	1,003,647		919,506

Total Deposits	$5,433,292		$4,808,973

Successor Company

The Bank had average deposits of $5.10 billion for the four months ended December 31, 2010. Included in the balance of deposits is the purchase accounting adjustment; a $24.7 million premium resulting from the difference in obtaining time deposit rates to market rates.

Predecessor Company

Deposits totaled $5.17 billion at August 31, 2010. The Company’s brokered CDs decreased $390.9 million during the first eight months of 2010. The Company was able to offset these maturities with an increase in retail CDs. Other deposit categories declined only slightly during this period as incentives were provided to branch personnel to retain deposits and promotional rates were offered.

Total average deposits increased to $5.43 billion for the year 2009, an increase of 13.0% from $4.81 billion for 2008. The FOMC dropped interest rates throughout 2008 and left the short term borrowing rates low for all of 2009, which lowered interest rates paid on deposits, causing the decrease in cost for deposits across all deposit products. By category, most of the growth occurred in CDs as customers placed their funds in the higher earning deposits category.

Certificates of Deposit of $100,000 or More

The table below discloses the distribution of maturities of CDs or time deposits of $100,000 or more at December 31, 2010, 2009, and 2008:

	Successor Company	Predecessor Company
(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008
Three months or less	$233,955	$316,414	$479,260
Over three months through six months	245,399	252,144	322,294
Over six months through one year	299,765	774,805	316,235
Over one year	268,753	150,840	328,632

	$1,047,872	$1,494,203	$1,446,421

LONG TERM DEBT AND OTHER BORROWINGS

Successor Company

Long term debt and other borrowings totaled $121.0 million at December 31, 2010. The balance is significantly lower than the balance at the end of the two prior years due to the prepayment of almost all of the FHLB advances in early September 2010. The Company used the extra liquidity it had maintained for the preceding year and some of the proceeds from the Investment Transaction to prepay $802.4 million of the advances. This step was taken to improve the net interest margin by using excess cash to pay down high cost borrowings.

Predecessor Company

The balance of long term debt and other borrowings declined to $1.31 billion at December 31, 2009 from $1.51 billion at December 31, 2008. This decrease in 2009 was due to the repayment of long term FHLB advances of $732.3 million of which $265.0 million were repaid before their contractual due dates. In addition, maturities of other advances were not replaced as loan growth was slowed to control asset growth.

CONTRACTUAL OBLIGATIONS AND OFF—BALANCE SHEET ARRANGEMENTS

The Company has entered into a number of transactions, agreements, or other contractual arrangements whereby it has obligations that must be settled by cash or contingent obligations that must be settled by cash in the event certain specified conditions occur. The table below lists the Company’s contractual obligations.

	Successor Company
	December 31, 2010
(dollars in thousands)	Total	Less than one year	One to three years	Three to five years	More than five years
Deposits	$4,893,794	$4,299,614	$539,825	$53,475	$880
Repurchase Agreements	300,789	789	—	100,000	200,000
Operating lease obligations	101,150	12,199	20,772	14,211	53,968
Capital lease obligations (1)	34,363	767	1,673	2,086	29,837
Long term debt and other borrowings:
Subordinated debt issued by the Bank	53,000	18,000	35,000	—	—
Subordinated debt issued by the Company	69,426	—	—	—	69,426
Purchase obligations for service providers	5,783	4,343	1,440	—	—
LIHTCP unfunded commitments	6,766	6,766	—	—	—

Total contractual obligations (2)	$5,465,071	$4,342,478	$598,710	$169,772	$354,111

(1)

As of December 31, 2010, the Company’s liability associated with the capital leases was $19.6 million, as reported in Note 17, “Long Term Debt and Other Borrowings” of the Consolidated Financial Statements. The $19.6 million is the net present value of the capital lease obligations. In the table above, the undiscounted future capital lease obligation is reported.

(2)	Amounts shown exclude purchase accounting adjustments and represent only actual contractual obligations requiring repayment.

Other commitments and obligations

In addition to the contractual obligations above, the Bank routinely enters into commitments to extend credit to customers. The same credit practices are used in extending these commitments as in extending loans to the Bank’s customers. These commitments are described in Note 6, “Loans” of the Company’s Consolidated Financial Statements. The Company also provides postretirement benefit plans to eligible retirees as described in Note 18, “Postretirement Benefits” of the Consolidated Financial Statements and there are obligations and commitments associated with those plans.

Off-balance Sheet Reserve

As explained in Note 1, “Summary of Significant Accounting Policies” and Note 6, “Loans” of the Consolidated Financial Statements the Company must establish a reserve for off-balance sheet commitments for known or estimated losses relating to letters of credit or other unfunded loan commitments.

The Company has derivative instruments as disclosed in Note 14, “Derivative Instruments” of the Consolidated Financial Statements.

DISCONTINUED OPERATIONS—RAL AND RT PROGRAMS

The Company sold the RAL and RT Programs due to recent changes in the regulatory and legislative environments which had significantly altered the Bank’s ability to offer RALs for the 2010 tax season and the value of the segment to the Company. On January 14, 2010, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Santa Barbara Tax Products Group, LLC (“SBTPG”), pursuant to which SBTPG agreed to purchase the assets and liabilities of the RAL and RT Programs segment, including the fixed assets, uncollected loans, contracts with tax preparers, and customer lists. As consideration, SBTPG agreed to assume certain liabilities associated exclusively with the RAL and RT Programs, to pay $5.0 million in cash at closing and an additional $5.0 million in cash on March 15, 2010, provided that the Bank had performed certain transition support services through that date. It was further agreed that SBTPG would make a further cash payment based on the number of refund anticipation loans processed by SBTPG between January 1, 2010 and April 30, 2010. While Management provided the required transition services through March 15, 2010, and received the second sale installment payment of $5.0 million, no refund anticipation loans were processed by SBTPG during the 2010 tax season and therefore no further payments were received by the Company from SBTPG.

Due to the short period of time between when the Purchase and Sale Agreement was signed and the purchase was finalized, there was not enough time for SBTPG to set up the operations required to process the RT checks and Automated Clearing House (“ACH”) transactions or to set up basic accounting functions like accounts payable, payroll, and benefit plans. Therefore, as part of the agreement to sell the RAL and RT Programs, the Company also entered into a transition agreement whereby the Company would process the RT activity for SBTPG for the 2010 tax season. The transition agreement also required the Company to process the invoices for the RAL and RT Programs through April 30, 2010 and retain the employees associated with the RAL and RT Programs through March 31, 2010. All funds expended for the processing of invoices and employee related costs were reimbursed by SBTPG starting on January 15, 2010. There were other minimal obligations to provide support to SBTPG through the remainder of 2010.

Beginning March 31, 2010, the Company reported the RAL and RT Programs as discontinued operations and all prior periods were retrospectively revised to reflect the operations from the RAL and RT Programs as discontinued operations throughout the Consolidated Financial Statements and the accompanying notes. On October 5, 2010, the Company filed a Current Report on Form 8-K recasting its Consolidated Financial Statements for all periods presented in certain sections of its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended, to present the RAL and RT Programs as discontinued operations. For detailed information regarding the activity of the RAL and RT Programs refer to Note 26, “Discontinued Operations—RAL and RT Programs,” of the Consolidated Financial Statements.

CAPITAL RESOURCES

Capital Adequacy Standards

The Company and PCBNA are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements as specified by the regulatory framework for prompt corrective action could cause the regulators to initiate certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements. For additional information regarding the Company’s capital refer to Note 21, “Shareholders’ Equity” and Note 23, “Regulatory Capital Requirements” of the Consolidated Financial Statements.

The Company’s and PCBNA’s capital ratios as of December 31, 2010 and 2009 were as follows:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
Successor Company
December 31, 2010
PCBC (consolidated)	$646,324	$633,938	$3,945,311	$6,149,932	16.4%	16.1%	10.3%
PCBNA	575,049	562,663	3,945,442	6,133,212	14.6%	14.3%	9.2%

Predecessor Company
December 31, 2009
PCBC (consolidated)	$549,363	$412,372	$5,282,952	$7,716,187	10.4%	7.8%	5.3%
PCBNA	561,674	425,032	5,254,687	7,720,560	10.7%	8.1%	5.5%

Generally required minimum ratios to be classified as well-capitalized					10.0%	6.0%	5.0%
Generally required minimum ratios to be classified as adequately capitalized					8.0%	4.0%	4.0%

Successor Company

The minimum capital ratios required to be considered “well capitalized” and “adequately capitalized” under generally applicable regulatory guidelines are included in the table above. As of December 31, 2010, both the Company (“PCBC (consolidated)” in the table above) and the Bank met the minimum levels for the three regulatory ratios to be considered “well capitalized.”

On September 2, 2010, the OCC issued a Modification of Existing Consent Order, pursuant to which the OCC terminated Article III of the Consent Order issued by the OCC on May 11, 2010. Article III of the Consent Order had required, among other things, that the Bank achieve and maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets by September 8, 2010. Also on September 2, 2010, the Bank entered into the Operating Agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years shall have elapsed since the effective date of the Operating Agreement. The Bank was in compliance with these minimum capital ratios at December 31, 2010, with a total risk-based capital ratio of 14.6% and a Tier 1 leverage ratio of 9.2%.

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

Additional Capital

In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital, the costs, benefits and impact of raising additional capital and the availability of alternative sources of capital. Based on the Board of Directors analysis of the Company’s capital needs (including any capital needs arising out of its financial condition and results of operations or from any acquisitions it may make) and the input of it regulators, the Company could decide or be required by its regulators to raise additional capital.

The Company’s ability to raise additional capital if and when needed will depend on conditions in the capital markets, which are outside the Company’s control, and on the Company’s financial performance. Accordingly, the Company cannot be certain of its ability to raise additional capital on acceptable terms. If the Company cannot raise additional capital if and when necessary, its results of operations and financial condition could be materially and adversely affected, and it may be subject to further supervisory action. In addition, if the Company were to raise additional capital through the issuance of additional shares, its stock price could be adversely affected, depending on the terms of any shares it were to issue and the percentage ownership of existing shareholders would be reduced.

Dividends from the Bank

The principal source of funds from which Bancorp services its debt and pays its obligations and dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. Pursuant to the Operating Agreement, the Bank may not pay a dividend or make a capital distribution to Bancorp without prior approval from the OCC or until September 2, 2013. The Written Agreement also restricts the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the Reserve Bank. At December 31, 2010, Bancorp held $75.1 million in cash, which is sufficient to service its debts for the foreseeable future.

Deferral of Interest on Trust Preferred Securities

In the second quarter of 2009, the Company elected to defer regularly scheduled interest payments on its outstanding $69.4 million of junior subordinated notes relating to its trust preferred securities. During the deferral period, interest continues to accrue on the junior subordinated notes at the stated coupon rate, including the deferred interest, and the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or are junior to the junior subordinated notes. As of December 31, 2010, the Company has accrued but not paid $3.6 million of interest expense for the junior subordinated notes.

As a result of the Company’s deferral of interest on the junior subordinated notes, it is likely that the Company will not be able to raise funds through the offering of debt securities until the Company becomes current on these obligations or these obligations are restructured. This deferral may also adversely affect the Company’s ability to obtain debt financing on commercially reasonable terms. As a result, the Company will likely have greater difficulty in obtaining financing and, thus, will have fewer sources to enhance its capital and liquidity position. In addition, if the Company defers interest payments on the junior subordinated notes for more than 20 consecutive quarters, the Company would be in default under the governing agreements for such notes and the amount due under such agreements would be immediately due and payable. Under the terms of the Written Agreement, the Company must obtain permission from the Reserve Bank to bring interest current on these notes.

Dividends on Preferred Stock

The suspended dividends on the Series B Preferred Stock were exchanged for additional shares of the Series D Preferred Stock which were subsequently converted into common stock as part of the Exchange with the Treasury.

Dividends on Common Stock

In the second quarter of 2009, the Board of Directors elected to suspend the payment of cash dividends on its common stock to preserve capital and liquidity. As a result of the Written Agreement, Reserve Bank approval will be required before the Company can resume paying cash dividends on its common stock.

LIQUIDITY

Liquidity risk is the risk of an institution being unable to meet obligations when they come due and includes an inability to manage unplanned decreases or changes in funding sources. Liquidity risks can be segmented into two categories, either exogenous or endogenous risks. Exogenous risks are systematic in nature and typically outside the control of an organization and affect all market participants to varying extents (e.g. the disruptions in the overall asset securitization market). Endogenous risks are localized to a specific organization and are usually within its control (e.g. poor liquidity management or headline risk).

The Company believes that maintaining a strong liquidity position, including in stressed conditions, is imperative for it to operate in a safe and sound manner. The Company’s principal goal regarding liquidity will be to have access to cash at all times, even during a period of severe liquidity stress, to maintain a conservative and diversified funding base to the extent possible, and to hold high credit quality investment securities that can be quickly turned into cash. A key component of the Company’s liquidity risk management framework is the development of a sound and accurate process to identify and measure liquidity risk.

The Company believes that it is important to have in place comprehensive liquidity and funding policies that are intended to maintain significant flexibility to address specific liquidity events and to address broader industry or market liquidity events. The Company has policies in place regarding liquidity to ensure that the Company is following sound liquidity risk management principles. In putting together these policies, the Company has considered recent guidance provided by the Basel Committee and the FDIC.

The Company measures liquidity risk through the use of projected cash flow models that identify potential future net funding shortfalls by estimating expected cash inflows and outflows arising from assets, liabilities, derivatives, operations, and off-balance sheet arrangements over a variety of time horizons, under normal conditions and a range of stress scenarios, including scenarios of severe stress. This liquidity cash flow model allows the Company to effectively manage the timing of incoming cash flows with outgoing cash flows. The Company assesses liquidity risk over various time horizons to identify and remediate potential future net funding shortfalls below board approved risk tolerances.

The Company’s policy is to hold enough cash on hand to meet its daily cash needs and to withstand estimated daily cash outflows under a severe stress scenario. In addition, the Company’s policy is to meet long term cash flow needs through its available funding capacity and liquid investment securities and to withstand future cash outflows under a severe stress scenario.

Given the importance of being able to rapidly respond to negative liquidity events, the Company maintains a formal contingency funding plan (“CFP”) that clearly sets out the strategies to be taken if certain negative liquidity events were to occur. The Company’s CFP identifies negative liquidity triggering events; establishes clear lines of responsibility for action; describes the specific procedures or actions to be taken, in priority order, for the initial response; and documents the communication and escalation procedures if initial responses do not resolve the problem. The Company believes that it is currently maintaining sufficient liquidity to meet its cash needs and to withstand a severe stressed liquidity event.

Successor Company

Current Liquidity Status

At December 31, 2010, the Bank had a total facility amount of $1.02 billion at the FHLB and unused borrowing capacity of $979.6 million. The Bank had unused borrowing capacity with the Reserve Bank of $311.9 million at December 31, 2010. As the Company experienced deterioration in its financial conditions, certain restrictions and limitations were imposed on its borrowing arrangements. Since the completion of the Investment Transaction, most of these restrictions and limitations have been lifted. The Company expects that any remaining restrictions and limitations will be removed over time as the Company continues to show improvements in its financial condition.

Maturity of Liabilities

At December 31, 2010, the Bank had a total of $368.9 million of brokered CDs and $21.4 million of Certificate of Deposit Account Registry Service (“CDARs”) CDs. The brokered CDs have maturities from January 2011 through October 2012 with no more than $55.3 million maturing in any one month and no more than $100.4 million maturing in any one quarter. All of the CDARs mature in July 2011.

The Company’s other borrowings are mostly long term debt with maturities from five to twenty years and the capital lease obligations which have monthly amortizing payments.

Of the $1.72 billion in retail or non-brokered CDs at December 31, 2010, $1.26 billion will mature in 2011, with $387.3 million maturing in the first quarter of 2011, $396.9 million in the second quarter, $216.3 million in the third quarter, and $260.3 million in the fourth quarter. In 2012 and 2013, $305.1 million and $99.7 million mature, respectively. The remaining $54.8 million have maturities extending out as far as 2039. The Bank expects that most maturing retail CDs will roll over into new certificates.

Liquidity Ratio

Two prevalent liquidity ratios used in the banking industry are the net non-core funding dependence ratio and the short term non-core funding dependence ratio as defined by regulatory practice. These ratios measure the proportion of long term assets such as loans and securities with remaining maturities of over one year that are funded by non-core funding sources and short term non-core funding sources, respectively. The Company’s net non-core funding dependence ratio has improved to 24.3% compared with 38.2% at December 31, 2010 and 2009, respectively. The Company’s short term non-core funding ratio improved to 15.9% compared to 18.3% at December 31, 2010 and 2009, respectively.

Credit Ratings

On February 10, 2011, Moody’s Investor Service upgraded its credit ratings for both the Company and for the Bank. The Company’s long term issuer rating was raised to B2 from C. The Bank’s long term deposit rating was raised to Ba3 from Caa1 and long term other senior obligations were raised to B1 from C. Moody’s outlook changed to stable from ratings under review.

On February 17, 2011, Dominion Bond Rating Service (“DBRS”) upgraded all long term debt ratings for the Company and the Bank. The Company’s issuer and senior debt rating was upgraded to B (high) with a positive trend. The Company’s subordinated debt rating was upgraded to B with a positive trend. The Company’s short term instrument rating was confirmed at R-4 with a stable trend. The Bank’s deposit and senior debt rating was upgraded to BB (low) with a positive trend. The Bank’s subordinated debt rating was upgraded to B (high) with a positive trend. The Bank’s short term instrument rating was confirmed at R-4 with a stable trend.

Predecessor Company

Liquidity Status Prior to the Investment Transaction

Throughout 2009 and in 2010 until the closing of the Investment Transaction, maintaining excess liquidity had been a top priority of the Bank. Traditional sources of liquidity were no longer available and had significantly decreased due to the deterioration in the Company’s capital and financial condition. For several quarters prior to the Investment Transaction, the Bank had no access to unsecured overnight Fed fund borrowings from other banks. However, since there was sufficient collateral placed with the FHLB and Reserve Bank, the Bank continued to have access to overnight borrowing with these two institutions with restrictions on the amount that could be borrowed, particularly with the Reserve Bank, with respect to the frequency and the number of consecutive days of borrowing. As of the end of the first quarter of 2010, the Bank was no longer well capitalized nor permitted to use the brokered CD market for acquiring funds; it was limited in the rates that could be offered to retain or attract new deposits. Lastly, the FHLB limited the term of borrowings for the Bank to 12 months and it was doubtful that the Company or the Bank could obtain other long term debt. The limited ability to raise new funds was the reason that the Bank maintained a large balance of cash at the Reserve Bank—it is the Bank’s policy to have sufficient cash on hand to cover all normal operating needs as well as cover most unusual cash outflows. With the Bank’s troubled condition well publicized within its market areas, the Company needed to ensure that it would have sufficient cash on hand in the event of unusual deposit withdrawals.

Liquidity Ratio

At December 31, 2009, the Company’s net non-core funding dependence ratio was 38.3% and its short term non-core funding ratio was 18.4%.

CRITICAL ACCOUNTING POLICIES

A number of critical accounting policies are used in the preparation of the Company’s Consolidated Financial Statements. The Company’s accounting policies for significant balance sheet and statement of operation accounts are disclosed in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements beginning on page 117. Management believes that a number of these are critical to the understanding of the Company’s financial condition and results of operations because they involve estimates, judgment, or are otherwise less subject to precise measurement and because the quality of the estimates materially impact those results. This section is intended to: (1) identify those critical accounting policies used in the preparation of the Company’s Consolidated Financial Statements; (2) clarify the methodology used in determining these estimates; (3) identify assumptions used in determining these estimates; and (4) provide insight to the potential impact those estimates have on the presentation of the Company’s financial condition, changes in financial condition and results of operations.

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

These critical accounting policies include:

•	Purchase accounting,

•	Accounting for purchased credit impaired loans,

•	Allowance for loan and lease losses,

•	Accounting for income taxes, and

•	Goodwill.

Purchase Accounting

As explained in Note 2, “Business Combination—Investment Transaction” of the Consolidated Financial Statements, purchase accounting requires that assets purchased, liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value. Accounting guidance also requires the application of “push down accounting,” whereby the fair value adjustments of assets, liabilities, and non-controlling interests to fair value and the resultant goodwill are shown in the financial statements of the acquiree. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The methodology used to obtain the fair values to apply purchase accounting is disclosed in Note 4, “Fair Value of Financial Instruments” of these Consolidated Financial Statements.

A majority of the Company’s assets and liabilities are financial instruments. With the revaluation of financial instruments, a premium or discount was created and must be amortized or accreted over the remaining life of the asset or liability. To the extent that the revaluation does not reflect the fair value, the amount of the amortization or accretion could be misstated and there would be an impact to the Company’s Consolidated Statements of Operations.

The estimated fair values of assets acquired and liabilities assumed were primarily based on information that was available as of the Transaction Date to estimate the fair value of assets acquired and liabilities assumed. The accounting guidance for acquisitions anticipates that additional information may become available relevant to the fair value of assets or liabilities as of the acquisition date. During what is termed a “measurement period” not to exceed one year, the acquirer may make adjustments to the fair values to reflect this additional information with corresponding increases or decreases to goodwill.

Accounting for Purchased Credit Impaired Loans

As explained in Note 1, “Summary of Significant Accounting Policies” and Note 7, “Purchased Credit Impaired Pools” of the Consolidated Financial Statements, loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable, at the date of acquisition, that the acquirer will not collect all contractually required principal and interest payments, are accounted for using the guidance for PCI loans. In addition, the American Institute of Certified Public Accountants (“AICPA”) reached an understanding with the SEC that permits an acquirer to elect to account for acquired loans that are not impaired by means of either expected cash flows or contractual cash flows. This understanding is documented in a letter from the AICPA to the SEC dated December 18, 2009. The Company has elected an accounting policy to apply expected cash flows accounting guidance to all loans subject to the business combination and push down accounting requirements for loan portfolios acquired in a business combination. These loans are referred to as PCI Term Pools. Due to this election, the fair value of PCI loans at the Transaction Date was based on expected cash flows.

Going forward, Management is required to periodically monitor actual cash flows compared to estimated cash flows. Any significant differences identified may require an adjustment to expected cash flows.

The monitoring of actual cash flows to expected cash flows for PCI Term Pools determines whether such cash flows are substantially the same as was expected at the time the loan’s expected cash flows were last estimated. Actual cash flows less than expected cash flows may result in the establishment of an ALLL through a charge to the provision for loan losses. Actual cash flows significantly greater than expected cash flows may result in the reduction of ALLL that had previously been established and then an increase to interest income through the adjustment of the discount rate used to calculate the accretable yield. Adjustments to the discount rate used to calculate accretable yield may impact interest income and the loan yields for PCI Term Pools and such changes could be materially different from period to period.

There is inherent uncertainty in the process of estimating the amount and timing of expected cash flows because these estimates depend on factors outside of the Company’s control such as borrower behavior and/or external economic conditions and requires Management to exercise judgment with respect to the amount and timing of cash flows. To the extent that expected cash flows are overestimated, the Company may realize provision for loan losses in future periods. If expected cash flows are underestimated, interest income recognized in current periods may have been understated, while interest income in future periods may be recorded at a higher rate.

Acquired loans which are revolving are excluded from ASC 310-30 but the accounting for purchase discounts on pooled revolving lines of credit is permitted in accordance with ASC 310-20. Individual revolving lines of credit that had been originated prior to the Investment Transaction were placed in pools with similar risk characteristics. PCI Revolving Pools were written down to fair value day one based on expected cash flows, which included estimated losses inherent in the pool at the Transaction Date. A new carrying amount is established for each of the PCI Revolving Pools based on its fair value, which represents its net realizable value. The difference between the former carrying value and the net realizable value is the purchase discount.

Ordinarily, the purchase discount for revolving lines of credit would be amortized into income over the remaining term of the line. Because PCI Revolving Pools have been written down to their net realizable value, however, Management has determined that the Company will not accrete the purchase discount into interest income until the carrying balance of the pools of the PCI Revolving Pools is significantly below the net realizable value. Management will assess the net realizable value of each PCI Revolving Pool periodically to determine when it will be appropriate to accrete the purchase discount into interest income in accordance with ASC 310-20. To the extent that Management believes that there has been a reduction in the net realizable value of a pool relative to the carrying amount because of higher credit loss expectations, the Company will record an allowance for loans losses through a charge to the provision for loan losses. To the extent that Management has determined that there has been a significant increase in the net realizable value of a pool relative to the carrying amount because of lower credit loss expectations, the Company will begin to accrete or increase the accretion of the purchase discount into interest income. To the extent that the purchase discount does not reflect the fair value, the amount of the accretion could be misstated and there would be an impact to the Company’s Consolidated Statements of Operations.

Allowance for Loan and Lease Losses

At December 31, 2010 almost all of the Company’s loans are either PCI loans or the Company has elected to treat them as if they were PCI loans. Consequently, credit concerns regarding these loans are accounted for as described in the preceding two discussion sections. The ALLL discussion below relates only to those loans that have been originated after the Investment Transaction. However, as more loans are originated in future periods, the ALLL will relate to a progressively larger proportion of the Company’s loans.

Credit risk is inherent in the business of extending loans and leases to borrowers. The Company establishes an estimated reserve for these inherent loan losses and records the change in this estimate through charges to current period earnings. These charges are recorded as a provision for loan losses. All specifically identifiable and quantifiable losses are charged off against the allowance when realized. The allowance for loan and lease losses is Management’s estimate of loan losses inherent but not identified within the loan portfolio at each balance sheet date.

The Company formally determines the adequacy of the allowance on a quarterly basis. This determination is based on the periodic assessment of the credit quality or “grading” of loans. Loans are initially graded when originated. Loans are periodically reviewed through the Bank’s loan review process, when facts demonstrate there has been a change in the credit risks of a borrower, or upon the renewal of a loan to determine if a change in the credit grade is warranted. Re-grading of larger problem loans occurs at least quarterly. PCI loan pools are also graded in the aggregate.

After reviewing the grades in the loan portfolio, the second step is to estimate the loss that may be present in the loans. The estimation takes into consideration the loan grade and other factors such as:

•	loan balances;

•	loan pool segmentation;

•	historical loss analysis;

•	identification, review, and valuation of impaired loans;

•	changes in the economy impacting lending activities;

•	changes in the concentrations of various loan types;

•	changes in the growth rate or volume of lending activities;

•	changes in the trends for delinquent and problem loans;

•	changes in the control environment or procedures;

•	changes in the management and staffing effectiveness;

•	changes in the loan review effectiveness;

•	changes in the underlying collateral values of loans;

•	changes in the competition/regulatory/legal issues;

•	unanticipated events; and

•	changes and additional valuation for structured financing and syndicated national credits.

GAAP, banking regulations, and sound banking practices require that the Company record this estimate of inherent losses in the form of an ALLL. If the previously recorded Allowance for Loan and Lease Loss is less than the current estimate, the Company must record additional provision for loan loss as an expense to increase the balance in the allowance account. Conversely, if the previously recorded allowance is more than the current estimate, the Company will reduce the allowance by a negative provision.

The Company attempts to use all available relevant information when estimating inherent losses, but there can be no assurance that all relevant information is made available to it or that all available information is recognized as relevant. There is a significant amount of uncertainty surrounding the process of estimating losses. An estimate that understates the inherent loss will result in a larger amount of provision expense being required in future periods as the actual losses become apparent. An estimate that overstates the inherent loss has caused too much expense to be taken in the current period.

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

The Company uses the asset and liability method, which recognizes a liability or asset representing the tax effects of future deductible or taxable amounts attributable to events that have been recognized in these Consolidated Financial Statements. Due to tax regulations, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes. These items represent “temporary differences.” The Company is required to provide in its financial statements for the eventual liability or deduction in its tax return for these temporary differences until the item of income or expense has been recognized for both financial reporting and for tax purposes. The provision is recorded in the form of deferred tax expense or benefit as the temporary differences arise, with the accumulated amount recognized as a deferred tax liability or asset.

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

Prior to the Investment Transaction, the Company had been in a cumulative pretax loss position. For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant objective evidence that the Company may not be able to realize the Company’s deferred tax assets in the future. Consequently, the Company has established a valuation allowance that completely offsets the deferred tax assets that are not assured of recoverability through carrybacks against past taxes paid.

This information should be read in conjunction with Note 13, “Deferred Tax Assets and Tax Provision” of the Consolidated Financial Statements for additional information relating to the Company’s recorded provision (benefit) for income taxes and deferred tax assets and liabilities.

Goodwill

Goodwill represents the excess of the purchase price of an acquisition over the estimated fair value of the assets received, liabilities assumed, and non-controlling interests. Goodwill must be reviewed for impairment whenever there is evidence to suggest that the reason an acquirer paid more than the estimated value of the net assets no longer is present but not less frequently than once per year. This evidence may be in the form of a triggering event or a series of events or developments.

Testing goodwill for impairment consists of a two-part test to determine the fair value of goodwill. In Step 1, the fair value of the reporting unit is determined and compared to its carrying value including goodwill. If the fair value of the reporting unit is more than its carrying value, goodwill is not impaired. If the fair value of the reporting unit is less than its carrying value, the company must proceed with Step 2. In Step 2, the implied fair value of goodwill is estimated. The implied fair value of goodwill is the excess of fair value of the reporting unit over the fair value of the assets acquired, liabilities assumed, and non-controlling interests of the reporting unit as they would be determined in an acquisition. If the carrying amount of the goodwill is more than its implied fair value, goodwill is impaired and an impairment charge must be recognized.

Both the process of initially recording goodwill and the subsequent review for impairment involve significant judgment. Since goodwill is calculated as the excess between the purchase price on an acquisition and the fair value of the net assets acquired, which is an estimate, goodwill is itself an estimate dependent on the judgments made to estimate the fair value of the Company’s assets, liabilities, and non-controlling interests. If the resulting estimate of goodwill proves to be overstated, then an impairment charge would need to be recorded to earnings to recognize that overstatement. The process of assessing impairment involves judgment regarding future prospects, business conditions, and how much weight to assign to differences between the Company and similar institutions when comparing financial results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of the change in the value of a financial instrument due to movements in market factors. The preponderance of market risk that the Company assumes is from interest rate risk. Interest rate risk is the risk to earnings or capital arising from movements in interest rates. The economic perspective for market risk focuses on the value of assets or liabilities in today’s interest rate environment and the sensitivity of that value to changes in interest rates.

Interest rate risk arises from differences between the timing of rate changes and the timing of cash flows (repricing risk); from changing rate relationships among different yield curves affecting assets or liabilities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest-related options embedded in assets or liabilities (option risk). The evaluation of interest rate risk must consider the effect of hedging strategies and the potential effect on fee income that is sensitive to changes in interest rates.

For financial instruments that are recorded at fair value, these positions are marked-to-market and changes in the market value of the financial instrument are immediately identified through either earnings or other comprehensive income, both of which impact capital. As with most commercial banks, the Company records most of its financial instruments at historical cost and, therefore, another approach is needed to identify market risks. The Company uses Economic Value of Equity (“EVE”) shock simulation model to identify the impact of market risk to capital and forecasted Net Interest Income (“NII”) shock simulation to identify the impact of interest rate risk to earnings.

EVE simulates the effects of an instantaneous and sustained change in interest rates (in increments of +/- 100 basis points) on assets and liabilities and measures the resulting increase or decrease to the Company’s equity position. EVE is the discounted value of future cash flows of all interest rate sensitive assets minus all interest rate sensitive liabilities, plus the book value of noninterest rate sensitive assets minus noninterest rate sensitive liabilities.

NII simulates the effects of an instantaneous and sustained change in interest rates (in increments of +/- 100 basis points) on future net interest income. NII simulates the effects that repricing has on both interest rate sensitive assets and liabilities. Shock analysis is objective and facilitates comparability, but it is not entirely realistic in that it assumes an instantaneous and equal impact on all market rates. However, financial instruments do not respond in a parallel fashion to rising or falling interest rates. This causes asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in interest rates.

The Company measures its market risk exposure by performing +/- 200 basis point EVE shock simulation and measures the increase or decrease to the Company’s equity position. The Board of Directors has set a 15% limit for the change in equity in such simulation. The Company measures interest rate risk by performing +/- 200 basis point NII shock simulation and measures the increase or decrease in net interest income over the next twelve months. The Board of Directors has set a 10% limit for the change in net interest income in such simulation. At December 31, 2010, the Company met the Board approved limits for both EVE and NII.

Financial instruments do not respond in a parallel fashion to rising or falling interest rates given the structure of each financial instrument including the contractual term, repricing features, amortization or bullet features, prepayments or decay rates, rate indices, caps, floors, etc. The mismatch of these types of features between interest rate sensitive assets versus interest rate sensitive liabilities may significantly increase market risk exposure.

The Company reduces its exposure by changing the mix of either assets or liabilities to reduce asset-liability mismatches. This may include buying or selling financial instruments, changing repricing features as financial instruments come due, diversifying its financial instrument exposure, reducing position sizes, or reducing its financial instrument exposure by entering into derivative contracts such as futures, forwards, swaps, or option contracts. Accordingly, the Company’s evaluation of market risk needs to consider both derivative positions along with the non-derivative positions intended to be hedged.

While derivative instruments are effective hedging tools, the Company generally has been successful at maintaining its interest rate risk profile within policy limits strictly from proactive asset/liability strategies. The Company currently does not have a significant amount of derivative instruments.

EVE Summary

The results of modeled EVE interest rate shock for December 31, 2010 (Successor Company) and 2009 (Predecessor Company) are as follows:

Successor Company

At December 31, 2010, the Company’s modeled EVE was $590 million. Assuming an instantaneous 200 bps increase in interest rates, the Company’s projected EVE would decrease by approximately $4 million or 0.6% from the $590 million base amount. Assuming an instantaneous 200 bps decrease in interest rates, the Company’s projected EVE would decrease by $22 million or 3.7%. These changes are within the Company’s policy limit of a 15% decline in EVE.

Predecessor Company

At December 31, 2009, the Company’s modeled EVE was $21 million. Assuming an instantaneous 200 bps increase in interest rates, the Company’s projected EVE would increase by approximately $45 million or 222.2% from the $21 million base amount. Assuming an instantaneous 200 bps decrease in interest rates, the Company’s projected EVE would increase by $43 million or 210.9%. These changes are within the Company’s policy limit of a 15% decline in EVE.

NII Summary

The results of modeled NII interest rate shock for the forward twelve months beginning December 31, 2010 (Successor Company) and 2009 (Predecessor Company) are as follows:

Successor Company

At December 31, 2010 the Company’s modeled projection for net interest income over the next twelve months was $203 million. Assuming an instantaneous 200 bps increase in interest rates, the Company’s projected NII would increase by approximately $16 million or 7.9% from the $203 million base amount.

Assuming an instantaneous 200 bps decrease in interest rates, including a rate floor at zero percent, the Company’s projected NII would decrease by $3 million or 1.5%. These changes are within the Company’s policy limit of a 10% decline in NII.

Predecessor Company

At December 31, 2009 the Company’s modeled projection for net interest income over the next twelve months was $195 million. Assuming an instantaneous 200 bps increase in interest rates, the Company’s projected NII would increase by approximately $31 million or 15.9% from the $195 million base amount. Assuming an instantaneous 200 bps decrease in interest rates, including a rate floor at zero percent, the Company’s projected NII would decrease by $18 million or 9.2%. These changes are within the Company’s policy limit of a 10% decline in NII.

The difference between the two years in how much EVE and NII would change in dollar amounts from the 2% shocks is due to the significant changes in liquidity balances, the relative proportion of the different categories of assets and liabilities, and the purchase accounting adjustments. In general, the EVE is much less responsive to changes in interest rates while the NII has become somewhat less responsive to changes in interest rates, but other factors also impacted the results of the modeling.

This overall decreased sensitivity is partially the result of the Investment Transaction and the accompanying purchase accounting adjustments. The $500 million recapitalization of the Company decreased the percentage responsiveness of the EVE to changes in interest rates because it increased the denominator (equity) in the EVE calculation. The recognition of goodwill and specifically identifiable intangibles added $93.7 million of assets that have no sensitivity to changes in interest rates. The write down of loans to fair value was disproportionately heavier among commercial variable rate loans, eliminating some of the sensitivity that had been present at year end 2009.

The decrease in sensitivity was also the result of changes within the mix of assets and liabilities after the Investment Transaction. Among these changes were the prepayment of a portion of the Company’s subordinated debt and the prepayment of the FHLB advances. First, the cash used for prepayments of $68 million of subordinated debt and $802 million of FHLB advances increased the base NII for the Company because of the higher rates paid on advances compared to the rates earned on the cash. This lowered the percentage sensitivity by increasing the denominator (base NII). Second, the cash held at the Fed re-prices daily to changes in interest rates while all of the subordinated debt and most of the advances had maturities exceeding one year and thus were not as sensitive to such changes.

The above factors impacted overall sensitivity of the Company’s EVE and NII to changes in interest rates by increasing the proportion of assets and liabilities that are either insensitive to rate changes or by lengthening the average maturity so that the effect of rate changes would be delayed. It is important in understanding the differences between the Company’s interest rate risk profile at December 31, 2009 and 2010 to note that such factors do not necessarily have an equal impact to the upward and downward changes in interest rates.

The model utilizes certain assumptions that address optionality. These assumptions include the following:

•	Customers have the option to prepay their loans or withdraw their non-maturing deposits;

•	Issuers have the option to prepay or call their debt, on some of the securities held by the Company;

•	The Company has the option to prepay or call certain types of its debt;

•	The Company has the option to re-price its administered deposits; and

•	Loans include features such as interest rate resets, imbedded caps and floors, and other aspects of loan terms and conditions.

There are various shortcomings inherent in modeling both EVE and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and therefore cannot be determined with precision. Changes in interest rates may also affect the Company’s operating environment and operating strategies as well as those of the Company’s competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, the Company’s NII sensitivity analyses may provide a strong indication of the Company’s interest rate risk exposure. However, actual performance may materially differ from modeled results. There are no material positions, instruments or transactions that are not included in the modeling nor do any included instruments have special features that are not included.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:

Management’s Report of Internal Controls Over Financial Reporting	104

Reports of Independent Registered Public Accounting Firm	105

Consolidated Balance Sheets as of December 31, 2010 and 2009	107

Consolidated Statements of Operations for the four months ended December 31, 2010, the eight months ended August 31, 2010 and the years ended December 31, 2009, and 2008	108

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss for the four months ended December 31, 2010, the eight months ended August 31, 2010 and the years ended December 31, 2009, and 2008	110

Consolidated Statements of Cash Flows for the four months ended December 31, 2010, the eight months ended August 31, 2010 and the years ended December 31, 2009, and 2008	114

Notes to Consolidated Financial Statements	117

The following unaudited supplementary data is included in this Annual Report on Form 10-K on the page indicated:

Consolidated Quarterly Financial Data (Unaudited)	230

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Pacific Capital Bancorp

Management of Pacific Capital Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting is designed by, or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with general accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, using the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board that appears on page 106.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Pacific Capital Bancorp

We have audited the accompanying consolidated balance sheets of Pacific Capital Bancorp and subsidiaries (the “Company”) as of December 31, 2010 (Successor) and 2009 (Predecessor), and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for the period from September 1, 2010 through December 31, 2010 (Successor), the period from January 1, 2010 through August 31, 2010 (Predecessor), and each of the two years in the period ended December 31, 2009 and 2008 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Capital Bancorp and subsidiaries at December 31, 2010 (Successor) and 2009 (Predecessor), and the consolidated results of their operations and their cash flows for the period from September 1, 2010 through December 31, 2010 (Successor), the period from January 1, 2010 through August 31, 2010 (Predecessor), and each of the two years in the period ended December 31, 2009 and 2008 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacific Capital Bancorp’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Pacific Capital Bancorp

We have audited Pacific Capital Bancorp and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pacific Capital Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pacific Capital Bancorp and subsidiaries as of December 31, 2010 (Successor) and 2009 (Predecessor), and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for the period from September 1, 2010 through December 31, 2010 (Successor), the period from January 1, 2010 through August 31, 2010 (Predecessor), and each of the two years in the period ended December 31, 2009 and 2008 (Predecessor) and our report dated March 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 25, 2011

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	Successor Company	Predecessor Company
(dollars and shares in thousands, except per share amounts)	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$45,820	$45,593
Interest bearing demand deposits in other financial institutions	450,044	878,823

Cash and cash equivalents	495,864	924,416
Trading assets	—	5,403
Investment securities available for sale	1,278,100	1,153,687
Loans held for sale	16,512	19,211
Loans held for investment	3,761,517	5,166,431
Allowance for loan and lease losses	(520)	(272,852)

Net loans held for investment	3,760,997	4,893,579
Premises and equipment, net	71,465	71,934
Goodwill and other intangible assets	93,700	9,289
FHLB and other investments	84,235	84,777
Other assets	284,675	304,701
Assets from discontinued operations	—	75,258

TOTAL ASSETS	$6,085,548	$7,542,255

LIABILITIES
Deposits:
Noninterest bearing	$1,099,260	$1,076,916
Interest bearing	3,807,528	4,296,903

Total deposits	4,906,788	5,373,819
Securities sold under agreements to repurchase and Federal funds purchased	321,237	322,131
Long term debt and other borrowings	121,014	1,311,828
Other liabilities	93,826	94,616
Liabilities from discontinued operations	—	75,258

TOTAL LIABILITIES	5,442,865	7,177,652
COMMITMENTS AND CONTINGENCIES (Note 20)
SHAREHOLDERS’ EQUITY
Preferred stock ($0.001 par value; 1,000 authorized; 0 issued and outstanding at December 31, 2010. No par value; $1,000 per share stated value; 1,000 authorized; 181 issued and outstanding at December 31, 2009)	—	176,742
Common stock ($0.001 par value; 50,000 authorized; 32,901 shares issued and outstanding at December 31, 2010. No par value; $25 per share stated value; 5,000 authorized; 467 issued and outstanding at December 31, 2009)	33	11,689
Paid in capital	650,010	123,886
Retained earnings	25,744	37,934
Accumulated other comprehensive (loss)/income, net of tax	(33,104)	14,352

TOTAL SHAREHOLDERS’ EQUITY	642,683	364,603

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,085,548	$7,542,255

The accompanying notes are an integral part of these financial statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars and shares in thousands, except per share amounts)

	Successor Company	Predecessor Company
	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Interest income
Loans	$76,878	$166,581	$303,057	$349,438
Trading assets	—	143	5,131	6,833
Investment securities	6,872	20,052	42,759	51,175
Other	990	2,924	2,325	3,702

TOTAL INTEREST INCOME	84,740	189,700	353,272	411,148
Interest expense
Deposits	6,754	46,510	83,629	84,999
Securities sold under agreements to repurchase and Federal funds purchased	1,771	5,392	10,127	12,739
Long term debt and other borrowings	4,043	28,426	59,885	73,369
TOTAL INTEREST EXPENSE	12,568	80,328	153,641	171,107

NET INTEREST INCOME	72,172	109,372	199,631	240,041
Provision for loan losses	590	171,583	352,398	196,567

NET INTEREST INCOME/(LOSS)
AFTER PROVISION FOR LOAN LOSSES	71,582	(62,211)	(152,767)	43,474
Noninterest income
Service charges and fees	7,579	14,901	24,884	26,064
Trust and investment advisory fees	6,743	14,035	21,247	25,175
(Loss)/gain on securities, net	(32)	5,667	10,970	(3,346)
Other	5,782	1,194	460	8,664

TOTAL NONINTEREST INCOME	20,072	35,797	57,561	56,557
Noninterest expense
Salaries and employee benefits	28,128	58,816	103,228	113,629
Net occupancy expense	7,711	15,494	26,214	25,606
Goodwill impairment	—	—	128,710	22,068
Other	30,045	75,653	122,089	92,832

TOTAL NONINTEREST EXPENSE	65,884	149,963	380,241	254,135

INCOME/(LOSS) BEFORE INCOME TAX BENEFIT	25,770	(176,377)	(475,447)	(154,104)
Income tax benefit	—	(4,742)	(18,823)	(65,996)

NET INCOME/(LOSS) FROM
CONTINUING OPERATIONS	25,770	(171,635)	(456,624)	(88,108)

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars and shares in thousands, except per share amounts)

(continued)

	Successor Company	Predecessor Company
	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
(Expense)/income from discontinued operations, net of tax	(26)	(1,429)	35,363	65,358
Gain on sale of discontinued operations, net of tax	—	8,160	—	—

(Expense)/Income from discontinued operations, net	(26)	6,731	35,363	65,358
NET INCOME/(LOSS)	25,744	(164,904)	(421,261)	(22,750)
Dividends and accretion on preferred stock	—	6,938	9,996	1,094

NET INCOME/(LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$25,744	$(171,842)	$(431,257)	$(23,844)

Earnings/(loss) per share from continuing operations:
Basic	$1.02	$(359.07)	$(977.78)	$(190.30)
Diluted	$0.86	$(359.07)	$(977.78)	$(190.30)
Earnings per share from discontinued operations:
Basic	$—	$14.08	$75.72	$141.16
Diluted	$—	$14.08	$75.72	$141.16
Earnings/(loss) per share applicable to common shareholders:
Basic	$1.02	$(359.50)	$(923.46)	$(51.50)
Diluted	$0.85	$(359.50)	$(923.46)	$(51.50)
Weighted average number of common shares outstanding:
Basic	25,331	478	467	463
Diluted	30,126	478	467	463
Dividends declared per common share	$—	$—	$11.00	$88.00

The accompanying notes are an integral part of these financial statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE LOSS

	Preferred Stock		Common Stock
(dollars and shares in thousands)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
Predecessor Company
Balance, December 31, 2007	—	$—	461	$11,537	$103,953	$15,801	$537,065	$668,356
Net loss	—	—	—	—	—	—	(22,750)	(22,750)
Other comprehensive income, net of tax
Unrealized loss on AFS securities, net of tax benefit of $3,472	—	—	—	—	—	(4,785)	—	(4,785)
Impairment loss on securities included in earnings, net of tax benefit of $2,419	—	—	—	—	—	3,333	—	3,333
Realized loss on sale and calls of AFS securities included in earnings, net of tax benefit of $53	—	—	—	—	—	72	—	72
Postretirement expense obligation arising during period, net of tax of $3,786	—	—	—	—	—	(5,218)	—	(5,218)

Total comprehensive loss								(29,348)
Issuance of preferred stock and common stock warrants	181	175,907	—	—	4,709	—	(1,094)	179,522
Issuance of common stock	—	—	4	102	7,080	—	—	7,182
Exercise of stock options	—	—	—	4	283	—	—	287
Stock-based compensation	—	—	—	—	1,330	—	—	1,330
Restricted stock grants (1)	—	—	1	16	2,782	—	—	2,798
Cash dividends declared at $88.00 per share	—	—	—	—	—	—	(41,114)	(41,114)
Adoption of EITF 06-4 Split Dollar Life Insurance	—	—	—	—	—	—	(576)	(576)

Balance, December 31, 2008	181	175,907	466	11,659	120,137	9,203	471,531	788,437
Net loss	—	—	—	—	—	—	(421,261)	(421,261)
Other comprehensive income, net of tax
Unrealized loss on AFS securities, net of tax of $249	—	—	—	—	—	(342)	—	(342)
Impairment loss on securities included in earnings, net of tax of $2	—	—	—	—	—	2	—	2

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE LOSS

(continued)

	Preferred Stock		Common Stock
(dollars and shares in thousands)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
Realized gain on sale and calls of AFS securities included in earnings, net of tax of $3,307	—	—	—	—	—	(4,557)	—	(4,557)
Postretirement expense obligation arising during period, net of tax of $213	—	—	—	—	—	(293)	—	(293)
Postretirement curtailment gain, net of tax of $1,898	—	—	—	—	—	(2,615)	—	(2,615)
Postretirement plan amendment, net of tax benefit of $11,468	—	—	—	—	—	15,804	—	15,804
Transition adjustment to initially apply FASB ASC 320-10-65-1 ,net of tax of $2,068	—	—	—	—	—	(2,850)	—	(2,850)

Total comprehensive loss								(416,112)
Amortization of preferred stock discount	—	835	—	—	—	—	(835)	—
Accrued stock dividends not paid	—	—	—	—	—	—	(9,162)	(9,162)
Stock-based compensation	—	—	—	—	867	—	—	867
Restricted stock grants(1)	—	—	1	30	2,882	—	—	2,912
Cash dividends declared at $11.00 per share	—	—	—	—	—	—	(5,189)	(5,189)
Transition adjustment to initially apply FASB ASC 320-10-65-1 ,net of tax of $2.1 million	—	—	—	—	—	—	2,850	2,850

Balance, December 31, 2009	181	176,742	467	11,689	123,886	14,352	37,934	364,603
Net loss	—	—	—	—	—	—	(164,904)	(164,904)
Other comprehensive income, net of tax
Unrealized loss on AFS securities, net of tax of $6,230	—	—	—	—	—	8,587	—	8,587

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE LOSS

(continued)

	Preferred Stock		Common Stock
(dollars and shares in thousands)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
Realized gain on sale and calls of AFS securities included in earnings, net of tax of $2,216	—	—	—	—	—	(3,055)	—	(3,055)
Postretirement expense obligation arising during period	—	—	—	—	—	(1,888)	—	(1,888)

Total comprehensive loss								(161,260)
Amortization of preferred stock discount	—	583	—	—	—	—	(583)	—
Accrued stock dividends not paid	—	—	—	—	—	—	(6,354)	(6,354)
Stock-based compensation	—	—	—	—	401	—	—	401
Restricted stock grants(1)	—	—	5	116	2,322	—	—	2,438

Balance, August 31, 2010	181	177,325	472	11,805	126,609	17,996	(133,907)	199,828

Successor Company
Exchange of accumulated dividends of Series B Preferred Stock for Series D Preferred Stock	14	14,517	—	—	—	—	—	14,517
Purchase accounting adjustments	—	(119,676)	—	(11,805)	(117,071)	(17,996)	133,907	(132,641)
Issuance of Preferred and Common Stock to SB Acquisition Company	455	455,000	2,250	3	44,997	—	—	500,000
Acquirer costs	—	—	—	—	(7,889)	—	—	(7,889)
Issuance of common stock warrants	—	—	—	—	209	—	—	209

Balance, September 1, 2010	650	527,166	2,722	3	46,855	—	—	574,024
Net income	—	—	—	—	—	—	25,744	25,744
Other comprehensive income, net of tax
Unrealized loss on AFS securities	—	—	—	—	—	(33,136)	—	(33,136)
Realized loss on sale and calls of AFS securities included in earnings	—	—	—	—	—	32	—	32

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE LOSS

(continued)

	Preferred Stock		Common Stock
(dollars and shares in thousands)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
Total comprehensive loss								(7,360)
Restricted stock grants(1)	—	—	1	—	—	—	—	—
Conversion of Series C and Series D Preferred Stock to Common Stock	(650)	(527,166)	26,356	26	527,140	—	—	—
Rights offering, net	—	—	3,822	4	76,015	—	—	76,019

Balance, December 31, 2010	—	$—	32,901	$33	$650,010	$(33,104)	$25,744	$642,683

(1)

There was no compensation expense related to restricted stock awards for the four months ended December 31, 2010. The amount recognized as compensation expense related to restricted stock awards for the eight months ended August 31, 2010 was $2.5 million. The amount recognized as compensation expense related to restricted stock awards was $3.0 million and $2.9 million, for the twelve months ended December 31, 2009 and 2008, respectively.

The accompanying notes are an integral part of these financial statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
OPERATING ACTIVITIES:
Net income/(loss) from continuing operations	$25,770	$(171,635)	$(456,624)	$(88,108)
Net (loss)/income from discontinued operations	(26)	6,731	35,363	65,358

Net income/(loss) applicable to common shareholders	25,744	(164,904)	(421,261)	(22,750)
Adjustments to reconcile net income/(loss) to net cash provided/ (used) by operating activities
Provision for loan losses	590	171,583	352,398	196,567
Depreciation, amortization and accretion	(2,576)	11,004	19,627	23,704
Accretion of acquired loans	(66,396)	—	—	—
Stock-based compensation	—	2,888	3,853	4,205
Excess tax benefit of stock-based compensation	—	—	—	(51)
Deferred income taxes	—	—	62,907	(50,218)
Net amortization of discounts and premiums for investment securities	2,071	(941)	(5,418)	(9,087)
Goodwill impairment	—	—	128,710	22,068
LIHTCP impairment	—	—	8,876	—
Operating lease impairment	—	1,860	—	—
(Gains)/losses on:
Benefit curtailment, net	—	—	(4,511)	—
Sale of loans, net	(1,593)	(5,227)	(2,612)	(46,571)
Investment securities, AFS	32	(5,667)	(7,861)	5,877
Futures	—	—	(402)	4,937
Other real estate owned	(3,163)	(400)	1,139	3
Sale of branches, net	—	—	—	(3,099)
Loans originated for sale and principal collections, net	16,512	14,992	19,211	11,137
Changes in:
Other assets	(14,501)	(26,128)	(83,598)	(245,055)
Assets from discontinued operations	—	—	(1,482,833)	1,330,935
Other liabilities	(22,606)	14,240	3,334	48,967
Liabilities from discontinued operations	—	—	1,482,833	(1,330,935)
Trading securities, net	—	1,644	208,536	(67,077)
Servicing rights, net	318	(1,150)	(811)	572

NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(65,568)	13,794	282,117	(125,871)

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
INVESTING ACTIVITIES:
Proceeds from loan sales	9,226	37,628	168,276	2,246,519
Loan originations and principal collections, net	305,055	501,700	185,022	(2,659,779)
Proceeds from sale of AFS securities	—	69,133	127,601	123,565
Principal pay downs, calls and maturities of AFS securities	121,790	462,282	1,172,610	567,801
Purchase of AFS securities	(555,548)	(232,314)	(1,270,328)	(692,392)
Purchase of Federal Home Loan Bank stock	—	—	(705)	(11,901)
Investment in LIHTCP	(528)	(1,122)	(5,742)	(10,488)
Purchase of premises and equipment, net	(585)	(767)	(8,453)	(11,135)
Proceeds from redemption of Federal Home Loan Bank stock	2,700	5,415	—	—
Proceeds from sale of other real estate owned, net	18,569	12,373	14,940	420

NET CASH (USED IN)/ PROVIDED BY INVESTING ACTIVITIES	(99,321)	854,328	383,221	(447,390)
FINANCING ACTIVITIES:
Net (decrease)/increase in deposits	(271,760)	(208,265)	107,094	533,027
Net (decrease)/increase in short term borrowings	(1,024)	(39,416)	3,538	66,157
Proceeds from long term debt and other borrowings	—	75,000	275,000	455,000
Repayment of long term debt and other borrowings	(879,118)	(331,083)	(502,472)	(347,272)
Repayment of subordinated debt upon tender	(44,200)	—	—	—
Proceeds from issuance of Series C Preferred Stock	455,000	—	—	—
Proceeds from rights offering	76,019	—	—	—
Proceeds from issuance of common stock	45,000	—	—	—
Acquirer expense	(7,889)	—	—	—
Proceeds from stock transactions	—	—	27	7,485
Cash dividends paid on common stock	—	—	(5,189)	(41,114)
Cash dividends paid on preferred stock	—	—	(2,107)	—
Excess tax benefit of stock-based compensation	—	—	—	51
Proceeds from issuance of preferred stock and common stock warrants, net	—	—	—	179,522
Other, net	—	(49)	(101)	(93)

NET CASH (USED)/ PROVIDED BY FINANCING ACTIVITIES	(627,972)	(503,813)	(124,210)	852,763

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(792,861)	364,309	541,128	279,502
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,288,725	924,416	383,288	103,786

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$495,864	$1,288,725	$924,416	$383,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
Interest	$15,691	$81,512	$153,606	$166,468
Income taxes	—	—	20	45,501
Non-cash investing activity
Net transfers from loans held for investment to loans held for sale	112	53,756	172,212	153,311
Transfers to other real estate owned, net	15,383	32,734	48,242	4,166
Investment tax credit commitments	—	—	328	8,817
Transfers from loans held for sale to AFS securities	—	—	2,660	82,106
Transfers from trading securities to AFS securities	—	3,759	—	—
Non-cash financing activity
Preferred stock dividends declared not paid	—	—	8,057	—
Conversion of Series C Preferred Stock to common stock in conjunction with the Investment Transaction	455,000	—	—	—
Conversion of Series D Preferred Stock to common stock in conjunction with the Investment Transaction	72,167	—	—	—

As a result of the business combination with SB Acquisition Company LLC, Pacific Capital Bancorp recorded purchase accounting adjustments in the four months ended December 31, 2010. See Note 2, “Business Combination—Investment Transaction” for additional information.

The accompanying notes are an integral part of these financial statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pacific Capital Bancorp (“the Company” or “PCBC”) is a bank holding company organized under the laws of the state of Delaware. PCBC provides a full range of commercial and consumer banking services to households, professionals, and businesses through its wholly-owned subsidiary Pacific Capital Bank, National Association (“Bank” or “PCBNA”). These banking services include depository, lending and wealth management services. PCBNA’s lending products include commercial and industrial (“commercial”), consumer, commercial and residential real estate loans and Small Business Administration (“SBA”) loans. Depository services include checking, interest-bearing checking (“NOW”), money market (“MMDA”), savings, and Certificate of Deposit (“CD”) accounts, as well as safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashier’s checks. PCBNA also offers a wide range of wealth management services through a full-service trust operation and two registered investment advisors that are wholly-owned subsidiaries, Morton Capital Management (“MCM”) and R.E. Wacker Associates (“REWA”). PCBNA was one of the largest nationwide providers of financial services related to the electronic filing of income tax returns including the Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) business products until January 14, 2010, when the Company sold the RAL and RT Program segment. The results of operation and the assets and liabilities of this business segment are reported as discontinued operations in these Consolidated Financial Statements.

PCBNA currently conducts its banking services under five brand names: Santa Barbara Bank & Trust (“SBB&T”), First National Bank of Central California (“FNB”), South Valley National Bank (“SVNB”), San Benito Bank (“SBB”), and First Bank of San Luis Obispo (“FBSLO”). The SBB&T offices are located in Santa Barbara, Ventura and Los Angeles counties. The banking offices using the other brand names are located in the counties of Monterey, San Luis Obispo, Santa Clara, Santa Cruz, and San Benito. In December 2010, the Company announced plans to begin to consolidate the brand bank names listed to the SBB&T brand name, its oldest brand.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”), as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC became effective for the Company on September 30, 2009, and supersedes all then existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. The ASC does not change or alter existing GAAP and, therefore, the adoption of the ASC did not impact the Company’s Consolidated Financial Statements.

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the amount of assets and liabilities as well as disclosures

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

of contingent assets and liabilities at the date of the financial statements. Although Management believes these estimates to be reasonably accurate, actual amounts may differ. In the opinion of Management, all adjustments considered necessary have been reflected in the financial statements during their preparation.

Certain amounts in the 2009 and 2008 financial statements have been reclassified to be comparable with classifications used in the 2010 financial statements.

On December 28, 2010, the Company effected a 1-for-100 reverse stock split, reducing its authorized common shares from 5 billion to 50 million. Outstanding shares were reduced from 3.29 billion to 32.9 million. All outstanding stock options and warrants to purchase stock, and their respective exercise prices, were adjusted for this reverse stock split. All per share amounts for both the Predecessor Company and the Successor Company in the Company’s Consolidated Financial Statements have been restated to reflect this reverse stock split.

The Consolidated Financial Statements refer to “Management” within the disclosures. The Company’s definition of Management is the executive management team of the Company and its subsidiaries.

Recapitalization through the Investment Transaction and Purchase Accounting

On August 31, 2010, pursuant to the terms of an Investment Agreement (the “Investment Agreement”), dated as of April 29, 2010, by and among the Company, the Bank and SB Acquisition Company LLC, a wholly-owned subsidiary of Ford Financial Fund, L.P. (the “Investor”), the Company issued to the Investor (i) 2,250,000 shares of common stock at a purchase price of $20.00 per share and (ii) 455,000 newly created shares of our Series C Convertible Participating Voting Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $1,000 per share (the purchase and sale of these securities, the “Investment Transaction”). The aggregate consideration paid to the Company by the Investor for these securities was $500 million in cash.

As a result of the Investment Transaction, pursuant to which the Investor acquired and controlled 98.1% of the voting securities of the Company, the Company followed the acquisition or purchase method of accounting as required by the Business Combinations Topic of the ASC Topic 805, Business Combinations (“ASC 805”). Under the rules of the SEC Staff Accounting Bulletin T. 5J, New Basis of Accounting Required in Certain Circumstances (“SEC SAB T. 5J”) or ASC 805-50-S99, the application of “push down” accounting is required.

As a result of the adjustments required by purchase accounting, the Company’s balance sheets and results of operations from periods through August 31, 2010 are labeled as “Predecessor Company” amounts and may not be comparable to balances and results of operations from periods after the close of business on August 31, 2010 ( the “Transaction Date”), which are labeled as “Successor Company.” Purchase accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill. Although the $500 million in cash from the Investor was received on August 31, 2010, the purchase accounting adjustments are reflected in the Consolidated Financial Statements after the close of business on the Transaction Date. The purchase accounting transactions are reflected within the Successor Company’s Consolidated Financial Statements. Acquisition accounting requires that the valuation of assets, liabilities, and non-controlling interests be recorded in the acquiree’s records as well. Accordingly, the Company’s

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Consolidated Financial Statements and transactional records prior to the Investment Transaction reflect the historical accounting basis of assets and liabilities and are labeled “Predecessor Company,” while such records subsequent to the Investment Transaction are labeled “Successor Company” and reflect the push down basis of accounting for the new fair values in the Company’s Consolidated Financial Statements. This change in accounting basis is represented in the Consolidated Financial Statements by a vertical black line which appears between the columns entitled “Successor Company” and “Predecessor Company” on the statements and in the relevant notes of the Consolidated Financial Statements. The black line signifies that the amounts shown for the periods prior to and subsequent to the Investment Transaction are not comparable.

In addition to the new accounting basis established for assets, liabilities and noncontrolling interests, purchase accounting requires the reclassification of any retained earnings from periods prior to the acquisition to be recognized as common share equity and the elimination of any accumulated other comprehensive income (“OCI”) or loss and surplus within the Company’s Shareholders’ Equity section of the Company’s Consolidated Financial Statements. Accordingly, retained earnings and OCI at December 31, 2010 represent only the results of operations subsequent to the Transaction Date.

On September 23, 2010, immediately following the effectiveness of an amendment to the Company’s articles of incorporation increasing the total number of authorized shares of common stock to 50,000,000 the outstanding shares of Series C Preferred Stock converted into 22,750,000 shares of common stock. After the conversion of Series C Preferred Stock to common stock, the Investor had an aggregate of 25,000,000 shares of common stock.

Closing of the Exchange

On August 31, 2010 (the “Exchange Closing Date”), pursuant to the terms of an Exchange Agreement (the “Exchange Agreement”), dated as of July 26, 2010, by and between the Company and the United States Department of the Treasury (“Treasury”), the Company and Treasury exchanged all 180,634 shares of the Company’s Series B Fixed Rate Cumulative Perpetual Preferred Stock, having a liquidation amount of $180.6 million (the “Series B Preferred Stock”), issued by the Company to Treasury under the Troubled Asset Relief Program Capital Purchase Program(“TARP CPP”), plus accrued but unpaid dividends on such shares of Series B Preferred Stock (which were approximately $14.4 million as of the Exchange Closing Date), for 195,045 newly created shares of the Company’s Series D Fixed Rate Cumulative Mandatorily Convertible Preferred Stock (the “Series D Preferred Stock”) having an aggregate liquidation amount equal to approximately $195.0 million.

On September 24, 2010, following the effectiveness of the amendment to the articles of incorporation and the satisfaction of certain other conditions set forth in the Certificate of Determination of Preferences of Series D Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, each outstanding share of Series D Preferred Stock converted into of common stock. As a result, upon the conversion of the Series D Preferred Stock, the Company issued 3,608,332 shares of common stock in the aggregate to Treasury.

As part of the terms of the Exchange Agreement, the Company and Treasury also agreed to amend and restate the terms of the warrant to purchase 15,120 shares of common stock currently held by Treasury to provide for an exercise price of $20.00 per share and for a ten-year term following the Exchange Closing Date.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Tender Offers for Trust Preferred Securities and Subordinated Debt

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

Cash tender offers on August 31, 2010 were completed for $50.0 million in aggregate principal amount of the Bank’s Subordinated Debenture due 2014 and $18.0 million in aggregate principal amount of the Bank’s 9.22% Subordinated Bank Notes due 2011, in each case at a purchase price of $650 per $1,000 in principal amount of such securities. Additional capital of $24.0 million was recorded in retained earnings for the cash tender in the Predecessor Company since the cash tender offer was a condition of the Investment Transaction.

Shareholder Rights Offering

On October 18, 2010, the Company commenced a rights offering pursuant to which shareholders of record on August 30, 2010 were entitled to purchase, in the aggregate, up to approximately 7.27 million shares of common stock. The rights offering expired at 5:00 p.m., New York City time, on November 19, 2010. Shareholders exercised subscription rights to purchase 3.82 million shares of common stock at a subscription price of $20.00 per share. In total, the Company raised gross proceeds of approximately $76.4 million before expenses.

Consolidation of Subsidiaries and Variable Interest Entities

PCBC has six wholly-owned subsidiaries: PCBNA, a banking subsidiary, PCB Service Corporation, utilized as a trustee of deeds of trust in which PCBNA is the beneficiary and four unconsolidated subsidiaries used as business trusts in connection with issuance of trust preferred securities as described in Note 17, “Long Term Debt and Other Borrowings” of these Consolidated Financial Statements.

PCBNA has three wholly-owned consolidated subsidiaries:

•	MCM and REWA, two registered investment advisors that provide investment advisory services to individuals, foundations, retirement plans and select institutional clients.

•

SBBT RAL Funding Corp., which was utilized for the securitization of RALs to assist with the financing of the RAL program as described in Note 26, “Discontinued Operations—RAL and RT Programs” of these Consolidated Financial Statements.

PCBNA also retains ownership in several low income housing tax credit partnerships (“LIHTCP”) that generate tax credits. These partnerships are not consolidated into these Consolidated Financial Statements. These investments historically have played a significant role in meeting the Bank’s Community Reinvestment Act (“CRA”) requirements as well as providing tax credits to reduce the Company’s taxable income.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

The Company had a 20% ownership in a registered investment advisor organized in late 2007, Veritas, in which PCBNA made an initial investment of $250,000. An additional investment of $750,000 was made in late January 2008 for a total investment of $1.0 million or a 20% interest. Veritas was not consolidated into these Consolidated Financial Statements because the Company was not the primary beneficiary of the entity. Instead, PCBNA’s share of Veritas’ income or loss was included in the Company’s Consolidated Financial Statements using the equity method. Because Veritas was not meeting the Company’s investment goals, the Company’s ownership interest was sold to the other owners in May 2010.

The Company does not have any other entities that should be considered for consolidation.

Recent Accounting Pronouncements

Accounting for Transfers of Financial Assets

During the year ended December 31, 2010, the following accounting pronouncements applicable to the Company were issued or became effective:

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16, which codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets into Codification Topic 860. ASU 2009-16 represents a revision to former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. ASU 2009-16 expands required disclosures about transfers of financial assets and the risks associated with a transferor’s continuing involvement with transferred assets. It also removes the concept of “qualifying special-purpose entity” from U.S. GAAP. The new guidance became effective for the Company on January 1, 2010. The adoption of the new guidance impacted the accounting for the sale of Small Business Administration (“SBA”) loans but did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2009, the FASB issued ASU 2009-17, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), into ASC Topic 810, Consolidations (“ASC 810”). ASU 2009-17 revises former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities. The revised guidance requires, among other things, that an entity perform both a quantitative and qualitative analysis to determine if it is the primary beneficiary of a Variable Interest Entity (“VIE”) and therefore required to consolidate the VIE. The qualitative analysis includes determining whether an entity has the power to direct the most significant activities of the VIE. The amended guidance also requires consideration of related party relationships in the determination of the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE. The new guidance became effective for the Company on January 1, 2010. The adoption of this new accounting standard required the Bank to re-evaluate whether the LIHTCPs should be consolidated under the new guidance for VIEs. To re-evaluate the LIHTCPs held by the Bank, each of the partnership agreements were reviewed to determine if consolidation of the LIHTCPs would be required under ASC 810. Management concluded that the LIHTCPs were not required to be consolidated into the Company’s financial statements because it is the general partners of these partnerships that have the power to direct the activities that most significantly impact the economic performance of the partnerships. The Company has no ownership interest in the general partners and exercises no other control over them. Therefore, adopting this new accounting standard did not have an impact to the Company’s Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 enhances disclosure requirements under ASC Topic 820, Fair Value Measurements and Disclosures, to include disclosure of transfers in and out of Level 1 and 2, and detail of activity in Level 3 fair value measurements. The ASU also provides clarification of existing disclosure requirements pertaining to the level of disaggregation used in fair value measurements, and disclosures about inputs and valuation techniques used for both recurring and nonrecurring fair value measurements. The new guidance, except for the requirement to provide Level 3 activity on a gross basis, became effective for the Company on January 1, 2010. Adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The expanded disclosure requirements pertaining to Level 3 activity will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 addresses the interaction of the requirements of Subtopic 855-10 with the SEC’s reporting requirements. The amendments in the ASU provide that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The ASU also refines the scope of disclosure requirements pertaining to revised financial statements. The new guidance became effective for the Company upon issuance. Adoption of the new guidance did not have a material effect on the Company’s Consolidated Financial Statements.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310), Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset (“ASU 2010-18”). ASU 2010-18 applies to loans that are currently accounted for under ASC 310-30 as part of a pool of loans that, when acquired, had deteriorated in credit quality. Under the guidance, modification of a loan that is part of a pool accounted for under ASC 310-30 should not result in removal of the loan from the pool. Such modifications would include those that would otherwise qualify as a troubled debt restructuring had the loan not been part of a pool. ASU 2010-18 is effective for any modifications of a loan accounted for within a pool in the first interim reporting period ending after July 15, 2010, and will be applied prospectively. The Company adopted ASU 2010-18 upon purchasing loans with deteriorated credit quality during the third quarter of 2010. Adoption of the new guidance did not have a material effect on the Company’s Consolidated Financial Statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310)—Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”) which requires new and enhanced disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. The disclosures became effective for the Company’s Consolidated Financial Statements as of December 31, 2010. Adoption of ASU 2010-20 expanded the content and detail in the Company’s disclosures pertaining to credit quality. The disclosures about activity that occurs during a reporting period, with the exception of the disclosures about troubled debt restructurings, are effective for interim and annual reporting periods beginning on or after December 15, 2010.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

On January 20, 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”). The ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 until the FASB completes its deliberations on what constitutes a troubled debt restructuring. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Cash Reserve Requirement

All depository institutions are required by law to maintain reserves against their transaction deposits. The reserves must be held in cash or with the Federal Reserve Bank of San Francisco (“Reserve Bank”). The amount of the reserve may vary each day as banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two-week period. The average daily cash reserve balances required to be maintained by PCBNA totaled approximately $23.2 million in 2010 and $29.3 million in 2009. In addition, PCBNA must maintain sufficient balances to cover the checks written by bank customers that are clearing through the Reserve Bank because they have been deposited at other banks.

Trading Assets

All of the trading assets reported in the balance sheet are debt securities. The identification of a trading asset is determined at the time of purchase. Trading securities are recorded at fair value on a recurring basis. Trading assets are reported on the Consolidated Balance Sheets at their estimated fair value. The changes in the fair value of the trading securities are reported in noninterest income as they occur. All trading assets were transferred to the available for sale (“AFS”) portfolio at the Transaction Date.

Investment Securities

All investment securities are debt securities and are classified as AFS at December 31, 2010. The appropriate classification is decided at the time of purchase. Securities classified as AFS are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported (net of the appropriate income tax) as an element of OCI. When AFS securities, specifically identified, are sold, the unrealized gain or loss is reclassified from OCI to noninterest income.

On April 1, 2009, the Company adopted new accounting standard ASC 320-10, Investments—Debt and Equity Securities (“ASC 320-10”) for other-than-temporarily impaired (“OTTI”) securities. Prior to adoption, any impairment determined to be other-than-temporary whether for credit concerns or other factors, was charged against current period earnings. The new pronouncement distinguished between impairment caused by credit concerns and impairment caused by other factors like market conditions or interest rates. Under the new guidance, impairment due to credit concerns would continue to be charged against current period earnings, but other-than-temporary impairment due to other factors would be charged to OCI. At adoption, a cumulative effect transition adjustment was required. Management determined the amount of the transition adjustment by identifying all securities for which impairment had been recognized and that were still held by the Company. Management identified 64 securities for which $6.0 million of impairment had been recognized in earnings in prior periods. Of the $6.0 million, Management determined that $4.9 million of this amount related to market or noncredit factors and $1.1 million related to credit quality. The after-tax impact of

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

recognizing the noncredit portion resulted in the recognition of a cumulative effect adjustment that increased retained earnings by $2.9 million, with a corresponding adjustment that decreased OCI. The credit quality component versus the noncredit component for each security was determined by comparing the present value of future cash flows to the expected cash flows to be received on an amortized cost basis including interest.

When the estimated fair value of a security is lower than the book value, a security is considered to be impaired. On a quarterly basis, Management evaluates any securities in a loss position to determine whether the impairment is other-than-temporary. If there is an intent to sell the security or if the Company will be required to sell the security or if the Company will not recover the entire cost basis of the security, the security is other-than-temporarily impaired and impairment is recognized. The amount of impairment resulting from credit loss is recognized in earnings and impairment related to all other factors is recognized in OCI.

Interest income is recognized based on the coupon rate and is increased by the accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security using the effective interest method.

PCBNA is a member of both the Reserve Bank and the Federal Home Loan Bank (“FHLB”), and as a condition of membership in both organizations, it is required to purchase stock. In the case of the Reserve Bank, the amount of stock that is required to be held is based on PCBNA’s capital. The required ownership of FHLB stock is based on the borrowing capacity used by PCBNA. These investments are considered equity securities with no actively traded market. Therefore, the shares are considered restricted investment securities and reported in FHLB and other investments in the Consolidated Balance Sheets. Such investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in interest income.

Loans Held for Sale

Periodically, the Company identifies loans it expects to sell prior to maturity. When loans are originated or identified to be sold, they are recorded as held for sale and reported at the lower of cost or fair value in the Consolidated Balance Sheets. The loan’s cost basis includes unearned deferred fees and costs, and premiums and discounts. These loans are generally held between 30 to 90 days from their origination date. Due to the short period of time loans are held for sale, deferred fees or expenses are not amortized. If a loan has been reported as held for sale and is then determined that it is unlikely to be sold, the loan is reclassified to loans held for investment at the lower of cost or fair value. The majority of loans held for sale by the Company are residential real estate loans. Loans classified as held for sale are disclosed in Note 6, “Loans” of these Consolidated Financial Statements.

Loans Held for Investment

Loans held for investment, except for Purchased Credit Impaired (“PCI”) Loan Pools described below, are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans.

Loans originated after the Transaction Date are included in “Loans Held for Investment” within these Consolidated Financial Statements and are referred to within these Consolidated Financial Statements

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

as “New Loans.” At December 31, 2010, a majority of the loans reported as Loans Held for Investment are PCI Loan Pools. The accounting for PCI Loan Pools is significantly different from the accounting for New Loans. The accounting policies for the loans originated after the Transaction Date is covered within this section, while the accounting for PCI Loan Pools is described in the section below called “Accounting for PCI Loan Pools.”

Interest income on loans is accrued daily, except for PCI loan pools. Loan fees collected for the origination of loans less direct loan origination costs (net deferred loan fees) are amortized over the contractual life of the loan through interest income. If a loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the effective interest method over the contractual life of the loan. If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight line basis over the contractual life of the loan commitment. Loan fees received for loan commitments are recognized as interest income over the term of the commitment. When loans are repaid, any remaining unamortized balances of unearned fees, deferred fees and costs and premiums and discounts paid on purchased loans are accounted for through interest income.

SBA Loans

SBA loans have a government-guaranteed portion, and it is typically this portion that the Company sells into the secondary market, on a servicing retained basis. If the transfer of the guaranteed portion of an SBA loan results in a premium, the “seller” is obligated by the SBA to refund the premium to the “purchaser” if the loan is repaid within ninety days of the transfer. It is after this ninety day window that the sale meets the definition of a participating interest. Due to these conditions, the Company is precluded from recognizing this gain on sale for certain SBA loan sales for ninety days. The Company does, however, sell some SBA loans in their entirety (not just the guaranteed portion). In these circumstances, the loan sales meet the definition of a participating interest and, therefore, the gain is recognized immediately.

Unfunded Loan Commitments and Letters of Credit

Letters and lines of credit are commitments to extend credit and standby letters of credit to the Bank’s customers. These commitments meet the financing needs of the Bank’s customers in the normal course of business and are commitments with “off-balance sheet” risk since the Bank has committed to issuing funds to or on behalf of customers, but there is no current loan outstanding. Included in unfunded loan commitments are secured and unsecured lines of credit.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

The Company has exposure to losses from unfunded loan commitments and letters of credit. Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding. Losses related to these commitments are not included in the allowance for loan losses reported in Note 8, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements. Instead, they are accounted for as a separate loss contingency or reserve within other liabilities on the Company’s Consolidated Balance Sheets.

Prior to the funding of a loan, the Bank may provide an interest rate lock commitment for a fixed period of time. Interest rate lock commitments with borrowers qualify as derivatives under GAAP. The value of these derivatives is based on the change in interest rates between the date the interest rate lock commitments is executed and the date the loan is funded. These mortgage rate lock commitments are not material to the Company’s Consolidated Financial Statements and therefore are not recorded.

Accounting for PCI Loan Pools

Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments, are accounted for using the guidance for PCI loans, which is contained in the ASC 310-30, Receivables, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). In addition, the American Institute of Certified Public Accountants (“AICPA”) reached an understanding with the SEC that permits an acquirer to elect to account for acquired loans that are not impaired by means of expected cash flows rather than contractual cash flows. This understanding is documented in a letter from the AICPA to the SEC dated December 18, 2009. The Company has elected an accounting policy to apply expected cash flows accounting guidance to all loans subject to the business combination and push-down accounting requirements for loan portfolios acquired in a business combination and will herein be referred to as “PCI Term Pools”.

Some loans that otherwise meet the definition of credit impaired, such as revolving lines of credit, are specifically excluded from the scope of the accounting guidance in ASC 310-30 and are accounted for using ASC 310-20, Receivables, Nonrefundable Fees and Other Costs (“ASC 310-20”). However, Management considers these revolving lines of credit to also be credit impaired and has pooled these revolving lines of credit purchased through the Investment Transaction and herein will refer to these loans as “PCI Revolving Pools”.

PCI loans are initially recorded at fair value, and any related allowance for loan and lease losses from before the acquisition cannot be carried over. Fair value is determined by estimating the principal and interest cash flows expected to be collected after discounting at the prevailing market rate of interest. The difference between contractual cash flows and expected cash flows, on an undiscounted basis, represents the nonaccretable difference. The difference between undiscounted expected cash flows and discounted expected cash flows represents the accretable yield. The Company’s estimated expected cash flows on PCI loan pools take into consideration estimated prepayments based on the characteristics of the loans contained in each loan pool and expected charge-offs and recoveries of the PCI loans. The accretable yield is recognized in interest income over the remaining life of the pool of loans using the effective yield method.

Management has elected to have PCI loans aggregated into several pools based on common risk characteristics as allowed under ASC 310-30. Each pool is accounted for as a single asset with a single

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

composite interest rate and an aggregate expectation of cash flows. Both the accretion of interest income and the comparison of actual cash flows to expected cash flows are completed at the pool level rather than by individual loans. The Company has aggregated all of the loans acquired at the Transaction Date into the pools. Once loans are placed into pools, the integrity of the pool must be maintained. Therefore, all activity such as payments, charge-offs, recoveries, and prepayments received are applied to the loan pool in which the loan was placed at the Transaction Date. Payments which are in excess of expectations in one pool may not be applied to other pools to avoid the recognition of impairment for deficient payments within another pool. Loans may not be removed from a pool, added to a pool, or moved from one pool to another. Only the disposal of a loan, which may include sales of loans to third parties, payoff or prepayment by the borrower, foreclosure of the collateral, or charge-off will result in the removal of a loan from a loan pool. When a loan is removed from a pool, it is removed at its carrying amount.

The Company periodically compares actual cash flows to expected cash flows for PCI Term Pools to determine whether such cash flows are substantially the same as was expected at the time the loan’s expected cash flows were last estimated. Actual cash flows less than expected cash flows may result in the establishment of an allowance for loan losses through a charge to the provision for loan losses. Actual cash flows significantly greater than expected cash flows may result in the reduction of any allowance that had previously been established and then an increase to interest income through the adjustment of the discount rate used to calculate the accretable yield.

Because PCI loans are written down at acquisition to an amount estimated to be collectible and aggregated into pools, the classification and disclosures are at pool levels regardless of the underlying individual loan performance. PCI Term Pools are not reported as delinquent, nonaccrual, impaired or troubled debt restructured (“TDRs”) even though some of the underlying loans may be contractually past due, on nonaccrual, impaired or TDRs as the pool is evaluated as a single unit of account.

PCI Revolving Pools

As mentioned above, acquired loans which are revolving are excluded from ASC 310-30 but the accounting for purchase discounts on pooled revolving lines of credit is permitted in accordance with ASC 310-20. Individual revolving lines of credit that had been originated prior to the Investment Transaction were placed in pools with similar risk characteristics. PCI Revolving Pools were recorded at fair value at the Transaction Date based on expected cash flows, which included estimated losses inherent in the pool at the Transaction Date. A new carrying amount is established for PCI Revolving Pools based on its fair value, which represents its net realizable value. The difference between the former carrying value and the net realizable value is the purchase discount.

Because of the uncertainty in the underlying cash flows associated with the PCI Revolving Pools at the Transaction Date, Management determined that the purchase discount should not be accreted and has only recorded interest income on these pools at the contractual rate to the extent considered collectable. Management periodically reassesses the net realizable value of each PCI Revolving Pool and records interest income relating to the purchased discount in accordance with ASC 310-20 when it is probable that amounts in excess of the carrying value will be realized. Such amounts are recognized in income on a straight line basis over the period the revolving line of credit is active, assuming that borrowings are outstanding for the maximum term provided in the loan contract. In the event that credit losses are higher than expectations, the Company records an allowance to the extent that the carrying value exceeds the amounts expected to be collected.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Despite the fact that the Company is accounting for the purchase discount on a pool by pool basis and have been written down to fair value on the Transaction Date, accounting guidance requires that disclosures be made on the underlying loans in these pools. As a result, the underlying loans in PCI Revolving Loan Pools are reported as contractually delinquent, nonaccrual, impaired, or TDRs to the extent applicable.

Allowance for Loan and Lease Losses

Credit risk is inherent in the business of extending loans and leases to borrowers. Normally, this credit risk is addressed through a valuation allowance termed ALLL. The ALLL represents a creditor’s estimate of loan losses inherent within the loan portfolio at each balance sheet date. Netted against the outstanding loan balance, this allowance reduces the balance to the creditor’s estimate of what will be collected from borrowers. The ALLL is established through charges to current period earnings by recording a provision for loan losses. When losses become specifically identifiable and quantifiable, the loan balance is reduced through recording a charge-off against the ALLL. Should payments be received on charged-off loans, the payment is credited to the allowance as a recovery.

Charge-offs of loans are generally processed by policy as well as by regulatory guidance. Secured consumer loans, including residential real estate loans, that are 120 days past due are written down to the fair value of the collateral. Unsecured consumer loans are charged-off once the loan is 120 days past due. Decisions on when to charge-off commercial loans and loans secured by commercial real estate are made on an individual basis rather than length of delinquency, though it is a factor in the decision. The financial resources of the borrower and/or guarantor and the nature and value of any collateral are other factors considered. It is also more common among these business loans to charge-off or write down portions of the balance than with consumer loans other than real estate.

Prior to the Transaction Date, the ALLL related to probable losses inherent in the Company’s loans held for investment as of the balance sheet date. However, the purchase accounting guidance for business combinations significantly impacted the Company’s allowance for loan and lease losses as of the Transaction Date. The revaluation of assets required by this accounting guidance resulted in all loans being reported at their fair value as of the Transaction Date. The fair value is presumed to take into account the contractual payments on loans that are not expected to be received, and consequently no allowance for loan and lease losses was carried over for the Company’s loans as of the Transaction Date. Subsequent to the Transaction Date, the ALLL is comprised of the Company’s estimate of losses inherent in successor loans originated after the Transaction Date; the differential between current expected cash flows and prior expected cash flows for PCI Term Pools when current expected cash flows are less than prior expected cash flows; and the amount in of credit losses inherent in PCI Revolving Pools in excess of the net realizable value.

Credit risk ratings in the commercial loan portfolio (Commercial Real Estate Loans, Commercial & Industrial/Commercial Loans, Commercial Lines and Letters of Credit) of large problem loans occurs at a minimum, quarterly. A credit risk rating for a commercial loan may be assessed and require a credit risk rating change when the following events occur:

•	new credit requests,

•	loan renewals,

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

•	review of borrower financial statements or non receipt of borrower financial statements when requested,

•	appearance on delinquency reports,

•	outside credit inquires,

•	identified facts demonstrate change in risk of nonpayment,

•	historical payment experience,

•	current economic trends,

•	emerging industry problems, and

•	contact with borrower provides new credit information.

Credit risk ratings in the consumer loan portfolio (loans secured by residential real estate and secured consumer loans such as auto loans, mobile home loans, overdraft protection loans and unsecured lines of credit for consumers) are assessed and require a credit risk rating change when the following events occur:

•	new credit requests,

•	deterioration of credit score,

•	loan renewals,

•	appearance on delinquency reports,

•	identified facts demonstrate change in risk of nonpayment,

•	historical payment experience, and

•	contact with borrower provides new credit information.

The change in a borrower’s credit risk rating is not limited to the listing above. Quarterly, the Bank’s credit administration department obtains a credit score refreshment report which assesses consumer loan borrower’s credit scores to identify borrowers which could have a deterioration of credit score which would trigger a credit risk rating change for a borrower.

Once a credit risk rating is assessed for a loan, its classification is determined based on the expectation of repayment. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

Loans Classified as Substandard

A substandard loan is a loan which is inadequately protected by a current sound worth and paying capacity of the borrower or the collateral pledged, if any. The extension of credit has a well defined weakness and/or the Company identifies a distinct possibility that a loss will be incurred if the deficiency identified is not corrected. When a loan is classified as substandard it does not necessarily imply there is a loss exposure in a specific loan, but a loss potential does exist.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Loans Classified as Doubtful

Loans classified as doubtful have all of the weaknesses inherent in a loan classified as substandard with an added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable.

After reviewing the credit risk ratings in the loan portfolio, the second step is to develop an estimate of the loss inherent in individual loans or groups of similar loans. The estimation of probable losses takes into consideration the loan credit risk ratings and other factors such as:

•	loan balances,

•	loan pool segmentation,

•	historical loss analysis,

•	identification, review, and valuation of impaired loans,

•	changes in the economy impacting lending activities,

•	changes in the concentrations of various loan types,

•	changes in the growth rate or volume of lending activities,

•	changes in the trends for delinquent and problem loans,

•	changes in the control environment or procedures,

•	changes in the management and staffing effectiveness,

•	changes in the loan review effectiveness,

•	changes in the underlying collateral values of loans,

•	changes in the competition/regulatory/legal issues,

•	unanticipated events, and

•	changes and additional valuation for structured financing and syndicated national credits.

The amount of the allowance recorded at the end of the prior reporting period is then compared with the new estimate of inherent loss. If additional allowance is required to cover the revised estimate, the additional amount is provided through a charge to provision for loan losses. If the recorded allowance is higher than the revised estimate, the allowance is reduced by a negative provision for loan losses.

For PCI Loan Pools, which represent 99.6% of the carrying value of the Company’s loans held for investment at December 31, 2010, there is no ALLL unless further deterioration of credit quality has occurred since the Transaction Date. These loans were recorded at fair value as of the Transaction Date based on the acquirer’s estimate of collections to be received. In addition, each quarter, Management must make a determination whether the estimate of expected cash flows from these loans needs to be revised. This determination is based on actual cash flows received and any information available about the borrowers and their financial condition that would lead Management to conclude that expected cash flows will be substantially different from what was estimated at the end of the last accounting period. Of the factors noted above for PCI Loan Pools, those that relate specifically to the borrower, to the economy, and to credit deterioration seen for similar borrowers or similar businesses or industries will be most relevant.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

As is indicated in the section above for PCI Loan Pools, the Company has aggregated all of these loans into pools with similar risk characteristics that have become the individual units of accounting. The estimates of expected cash flows are therefore calculated at the pool level. An unfavorable change in the estimate of expected cash flows requires that the Company recognize the deterioration by establishing an ALLL on a pool by pool basis. A favorable change in the estimate of expected cash flows would result in reversing any allowance previously established because of an unfavorable change, but no negative allowance is recorded if the favorable change exceeds any previously recorded allowance. Instead, the excess expected cash flows are accreted into income over the remaining estimated terms of the loans in the pool.

Further information on the allowance for loan loss is provided in Note 8, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements.

Nonaccrual Loans, Impaired Loans, and Restructures of Troubled Debt

As discussed above in the PCI Loan Pools section, the accounting for pooled credit impaired loans has implications for classification and reporting disclosures of loans classified as nonaccrual, impaired, or TDRs. Because the Company’s loans were written down to fair value and pooled as of the Transaction Date, the carrying amount of the loans in the Company’s Consolidated Financial Statements is based upon amounts estimated to be collected. PCI Term Pooled loans are not classified as nonaccrual, impaired or TDRs even though some of the underlying loans may be contractually past due or nonperforming unlike the underlying loans in the PCI Revolving Pools are required to be disclosed as delinquent, nonaccrual, impaired, or TDR. Quarterly, the individual pools are assessed for the overall collectability of the expected cash flows on a pool by pool basis.

When an individual borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. Generally, the Company places loans in a nonaccrual status and ceases recognizing interest income when the loan has become delinquent by more than 90 days and/or when Management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well secured by collateral and collection is in process.

When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the status is changed. Subsequent payments received from the customer are applied to principal and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. In the case of commercial customers, the pattern of payment must also be accompanied by a positive change in the financial condition of the borrower.

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Most impaired loans are classified as nonaccrual. However, there are some loans that are termed impaired because of doubt regarding collectability of interest and principal according to the contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. These impaired loans may be placed back on accrual. After Management determines a loan is impaired, it determines the fair value of the loan. A valuation allowance is established for an impaired loan when the fair value of the collateral

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

supporting that loan is less than the recorded investment. For additional information in obtaining the fair value of a loan, refer to Note 4, “Fair Value of Financial Instruments,” on page 150 of these Consolidated Financial Statements.

A loan may be restructured when the Company determines that a borrower’s financial condition has deteriorated, but still has the ability to repay at least some portion of the loan. A loan is considered to be a TDR when the original terms have been modified in favor of the borrower such that either principal or interest has been forgiven, contractual payments are deferred, or the interest rate is reduced. A loan may also be considered a TDR when the loan of a financially troubled borrower is renewed with the same terms as were offered when the borrower was not troubled because it is normally expected that interest rates will be higher to cover the increased credit risk from a troubled borrower.

Additional information regarding loans classified nonaccrual, impaired, and TDRs is disclosed in Note 8, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements.

Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation. Depreciation is expensed over the estimated useful lives of the assets. The Company depreciates assets utilizing a combination of accelerated methods of depreciation and straight line depreciation. The estimated useful lives of premises and equipment are as follows:

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

Leases

The Company leases a majority of its branches and support offices. Most of these leases are operating leases for which a monthly rental expense is recognized. However, when the terms of the lease are such that the Company is leasing the building for most of its useful economic life or the present value of the sum of lease payments represents most of the fair value of the building, the transaction is accounted for as a capital lease. In a capital lease, the building is recognized as an asset of the Company and the net present value of the contracted lease payments is recognized as a long term liability. The amortization charge relating to assets recorded under capital leases is included with depreciation expense.

Some of the Company’s leases have cost-of-living adjustments based on the consumer price index. Some of the leases have fixed increases provided for in the terms or increases based on the index but have a minimum increase irrespective of the change in index. In these cases, the total fixed or minimum lease expense is recognized on a straight line basis over the term of the lease. As part of the

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

purchase accounting due to the Investment Transaction, the Company evaluated all of its leases. A liability was recorded as of the Transaction Date because the contracted lease payments being above the current market rates for similar properties in aggregate. The contractual obligations for leases are disclosed in Note 9, “Premises and Equipment” of these Consolidated Financial Statements.

Goodwill and Intangible Assets

Intangible assets are generally acquired through an acquisition. If the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so, the acquired intangible asset will be a separately recognized asset. Such intangible assets are subject to amortization over their useful lives. Among these identifiable intangible assets are core deposit intangibles and customer relationship intangibles. The Company amortizes core deposit intangibles and core relationship intangibles over their estimated useful lives.

Any excess of the purchase price over the estimated fair value of the assets received and liabilities assumed is an unidentifiable intangible asset and is recorded as goodwill. Goodwill must be reviewed for impairment whenever there is evidence to suggest that the reason an acquirer paid more than the estimated value of the net assets no longer is present but not less frequently than once per year. This evidence may be in the form of a triggering event or a series of events or developments.

Testing goodwill for impairment consists of a two-part test to determine the fair value of goodwill. In Step 1, the fair value of the reporting unit is determined and compared to its carrying value including goodwill. If the fair value of the reporting unit is more than its carrying value, goodwill is not impaired. If the fair value of the reporting unit is less than its carrying value, the company must proceed with Step 2. In Step 2, the implied fair value of goodwill is estimated. The implied fair value of goodwill is the excess of fair value of the reporting unit over the fair values of the assets and liabilities of the reporting unit as they would be determined in an acquisition. If the carrying amount of the goodwill is more than its implied fair value, it is impaired and an impairment charge must be recognized.

All of the goodwill recognized in the Company’s Consolidated Financial Statements as of December 31, 2010 is the result of the purchase accounting for the Investment Transaction. Additional information regarding goodwill and the computation of goodwill at December 31, 2010, is disclosed in Note 2, “Business Combination—Investment Transaction” and Note 10, “Goodwill and Intangible Assets” to these Consolidated Financial Statements.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Other Real Estate Owned (“OREO”)

Real estate acquired through foreclosure on a loan or by the surrender of real estate in lieu of foreclosure is called OREO. OREO is recorded in the Company’s financial records at the lower of its carrying value or fair value of the OREO, less estimated costs to sell. If the outstanding balance of the loan is greater than the fair value of the OREO at the time of foreclosure, the excess of the loan balance over the fair value is charged-off against the ALLL before recording the asset as an OREO. OREOs are recorded as other assets within the Consolidated Financial Statements.

Once the collateral is foreclosed on and the property becomes an OREO, Management periodically obtains appraisals to determine if further valuation adjustments are required. Valuation adjustments are also required when the listing price to sell an OREO has had to be reduced below the current carrying value. If there is a decrease in the fair value of the property from the last valuation, the decrease in value is charged against noninterest income. During the time the property is held, all related operating and maintenance costs are expensed as incurred. Increases in the values of properties are not recognized until sale. All income produced from OREOs, such as from renting the property, is included in noninterest income.

Mortgage and Other Loan Servicing Rights

Included in other assets are mortgage and other loan servicing rights associated with the sale of loans for which the servicing of the loan is retained. The Company receives a fee for servicing these loans. The right to receive this fee for performing servicing is of value to the Company and could be sold should the Company choose to do so. Companies engaged in selling loans and retaining servicing rights for a fee are required to recognize servicing rights as an asset or liability. The rights are recorded at the net present value of the fees that will be collected, less estimated servicing costs, which approximates the fair value. Loan servicing rights are amortized into noninterest income in proportion to, and over the period of, estimated future net servicing income. Estimates of the lives of the loans are based on several industry standard sources and take into consideration prepayment rates expected in the current market interest rate environment.

Each quarter Management evaluates servicing rights for impairment. Impairment occurs when the fair value of loan servicing rights is less than amortized cost. The rates at which consumers prepay their loans are impacted by changes in interest rates—prepayments generally increase as interest rates fall, and generally decrease as interest rates rise so the value of the servicing right changes with changes in interest rates. When prepayments increase, the Company will collect less servicing fees, and the value of the servicing rights declines. A valuation of the servicing assets is performed at each reporting period and reductions to the servicing assets’ carrying value are made when the carrying balance is higher than the fair value of the servicing asset utilizing the lower of cost or fair value valuation methodology.

Repurchase Agreements

The Company occasionally enters into repurchase agreements whereby it purchases securities or loans from another institution and agrees to resell them at a later date for an amount in excess of the purchase price. While in form these are agreements to purchase and resell, in substance they are short term secured investments in which the excess of the sale proceeds over the purchase price represents

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

interest income. This income is accrued over the term of the investment. For security or collateral, the Company receives assets with a higher fair value than the amount invested. The Company had none of these investments at December 31, 2010 or 2009.

Securities Sold Under Agreement to Repurchase

The Company enters into repurchase agreements whereby it sells securities or loans to another institution and agrees to repurchase them at a later date for an amount in excess of the sale price. While in form these are agreements to sell and repurchase, in substance they are secured borrowings in which the excess of the repurchase price over the sale price represents interest expense. This expense is accrued over the term of the borrowing. For security or collateral, the Company must pledge assets with a higher fair value than the amount borrowed. Information about the amounts held and the interest rates may be found in Note 16, “Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” of these Consolidated Financial Statements. There was a purchase accounting premium recorded as a result of the Investment Transaction for these repurchase agreements based on current market rates for similar instruments.

Federal Funds Purchased

The Company purchases federal funds from various other financial institutions in order to satisfy overnight liquidity needs. Federal funds purchases are renewable on a daily basis and are generally subject to interest rates established by the Reserve Board.

Long Term Debt and Other Borrowings

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

In past quarters, a majority of the long term and short term debt of the Company were advances with the FHLB. Long term funding through the FHLB is collateralized by pledging qualifying loans and/or securities. Virtually all of the FHLB advances were repaid by the Company in early September 2010 from the proceeds received in the Investment Transaction and deposits maintained at the Reserve Bank. Purchase accounting adjustments were made based on current market rates for similar instruments. Refer to Note 17, “Long Term Debt and Other Borrowings” of these Consolidated Financial Statements for the current period activity within long term debt and other borrowings.

Reserve for Off-Balance Sheet Commitments

The Company has exposure to losses from unfunded loan commitments and letters of credit. Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding. Estimated losses related to these commitments are not included in the ALLL reported in Note 8, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements. Instead, they are accounted for as a separate loss contingency or reserve as a liability within other liabilities on the Company’s Consolidated Balance Sheets also referred to as a “Reserve for Off-Balance Sheet

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Commitments”. Losses are experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a party that may not be as financially sound in the current period as it was when the commitment was originally made.

As with its outstanding loans, the Company applies the same historical loss rates and qualitative factors to its off-balance sheet obligations in determining an estimate of losses inherent in these contractual obligations. The estimate for loan losses on off-balance sheet instruments is included within other liabilities and the charge to income that establishes this liability is reported within other noninterest expense.

The estimate for loan losses on off-balance sheet instruments is included as a contingent liability under the provisions of ASC 450, Loss Contingencies. It is included within other liabilities and the charges to income that establish this liability are reported within other noninterest expense.

At the Transaction Date, a liability was recorded for the fair value of the unfunded commitments as part of the purchase accounting adjustments and therefore no further reserve for off-balance sheet commitments are carried-over. This is a onetime measurement, and the Company will reduce this liability as these commitments are funded or expire without being funded. Additional disclosure regarding the Company’s reserve for off-balance sheet commitments is located in Note 6, “Loans” of these Consolidated Financial Statements.

Postretirement Health Benefits

Through 2009, the Company provided eligible retirees with postretirement health care and dental benefit coverage. In December 2009, the Company’s Compensation Committee of the Board of Directors approved the reduction in the Company’s contributions towards retiree health insurance benefits effective March 1, 2010. Specifically, the Company discontinued the Company’s contributions for retirees eligible for health care coverage through Medicare, eliminated its contribution for the retiree health insurance for future retirees, and limited its contribution to 50% of the cost of health insurance premiums for retirees not yet eligible for Medicare. These decisions combined with a reduction of the number of current employees significantly reduced the net present value of the Company’s obligation for future benefits.

The following information describes the accounting for these benefits as provided to all retirees through March 1, 2010 and that continued to be provided to the limited number of retirees not yet eligible for Medicare after that date.

These benefits are also provided to the spouses of retirees on a shared cost basis. Benefits for retirees and spouses are subject to deductibles, co-payment provisions, and other limitations. The expected cost of such benefits is charged to expense during the years that the employees render service to the Company and thereby earn their eligibility for benefits.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Each year the Company recognizes a portion of the change in the net present value of its obligation for future benefits or accumulated postretirement benefit obligation (“APBO”) as an expense. This portion is called the net periodic postretirement benefit cost (the “NPPBC”). The NPPBC, is made up of several components:

• Service cost	Generally, each year of service, the amount of the eventual benefit is increased. This component is the net present value the additional future benefits to be received that have been earned by employees during the year. As of December 31, 2010, there is no longer a service cost component because the all of the eligible beneficiaries have already retired and there are no additional benefits being earned.

• Interest cost	Each year the benefit obligation for each employee is one year closer to being paid and therefore the net present value increases as the time to the actual payment amount nears. This component represents that increase resulting from the passage of another year.

• Return on assets	Income is earned on any investments that have been set aside to fund the eventual benefit payments. This component reduces the net benefit expense from the first two components, above.

• Amortization cost	Significant estimates and assumptions about interest rates, trends in health care costs, plan changes, employee turnover, and earnings on assets are used in measuring the APBO each year. Actual experience may differ from the estimates and assumptions may change. Differences will result in what are termed experience gains and losses. These may cause increases or decreases in the APBO or in the value of plan assets. This component recognizes a portion of the experience gains and losses. With the changes to the plan, an assumption about employee turnover is no longer a factor.

• Prior service cost	At the adoption of the Plan, the Company fully recognized the net present value of the benefits credited to employees for service provided prior to the adoption of the plan. Had the Company not recognized this amount, a portion of it would be included as a fifth component.

The Accumulated Postretirement Benefit Obligation

Prior to the 2009 reduction of the Retiree Health Plan and the Key Employee’s Retiree Health Plan, (“the Plans”), the commitment the Company made to provide these benefits resulted in an obligation that must be recognized in the financial statements. This obligation, termed the APBO, is the actuarial net present value of the obligation for retired employees’ expected postretirement benefits, and the expected postretirement benefit obligation earned to date by current employees. The net present value is that amount which, if compounded at an assumed interest rate, would equal the amount expected to be paid in the future.

Prior to the 2009 change in the Plans, the obligation was re-measured each year due to changes in each of the following factors: (1) the number of employees working for the Company; (2) the average age of the employees working for the Company as this impacts how soon it would be expected that the Company will begin making payments; (3) increases in expected health care costs; and (4) prevailing

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

interest rates. In addition, because the obligation is measured on a net present value basis, the passage of each year brings the eventual payment of benefits closer, and therefore, like the compounding of interest, increases the obligation. With the reduction, the number of eligible beneficiaries is set and the number of employees working for the Company and the average age of the employees are no longer relevant, and the APBO does not include any expected postretirement benefit obligation earned to date by current employees. Only the age of the current beneficiaries is now relevant because it determines how many years it will be until they reach eligibility for Medicare. Further information regarding the Company’s Postretirement Health Benefits is disclosed in Note 18, “Postretirement Benefits” of these Consolidated Financial Statements.

Derivative Financial Instruments

GAAP requires that all derivatives be recorded at their fair value on the balance sheet. Certain derivative transactions that meet specified criteria qualify for hedge accounting under GAAP. The Company does not hold any derivatives that meet the criteria for hedge accounting. If a derivative does not meet the specific criteria, gains or losses associated with changes in its fair value are immediately recognized in noninterest income.

Trust Assets and Investment and Advisory Fees

The Company has a trust department and two registered investment advisory subsidiaries, MCM and REWA, each of which have fiduciary responsibility for the assets that they manage on behalf of customers. These assets are not owned by the Company and are not reflected in the Consolidated Balance Sheets. Fees for most trust services are based on the market value of customer assets, and the fees are accrued monthly. All of the activity for the trust department and investment and advisory services are reported in the wealth management segment.

Stock-Based Compensation

The Company grants nonqualified stock options and restricted stock to directors and employees as a form of compensation. All stock-based compensation is accounted for in accordance with GAAP which requires compensation expense for the issuance of stock-based compensation be recognized over the vesting period of the share-based award.

The amount of compensation expense to be recognized for options is based on the fair value of the options, utilizing a binomial option pricing model, at the date of the grant. The fair value for the options is estimated based on the length of their term, the volatility of the stock price in past periods, and other factors. Details regarding the accounting for stock-based compensation expense are disclosed in Note 21 “Shareholders’ Equity” of these Consolidated Financial Statements.

A valuation model is not used for pricing restricted stock because the value is based on the closing price of the Company’s stock on the grant date. The amount of expense is number of shares granted multiplied by the stock price. The employee receives any dividends paid on the stock from the time of the grant, but receives the restricted stock only when the vesting period has elapsed.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Discontinued Operations—RAL and RT Programs

The RAL and RT Programs were sold in January 2010, requiring that the assets and liabilities of these programs be reported in the Consolidated Balance Sheets as “Assets from discontinued operations” and as “Liabilities from discontinued operations,” and that the results of operations from these programs be reported in a single line net of tax in the Consolidated Statements of Operations as “(Expense)/Income from discontinued operations, net”. An abbreviated statement of operations for the programs is provided in Note 26, “Discontinued Operations—RAL and RT Programs.”

Because the sale of the programs occurred before the start of the 2010 tax season, there were only staff and operating expenses in 2010. The following paragraphs describe the accounting for these products in 2009 and 2008.

RALs

RALs are short term consumer loans offered to taxpayers, secured by their anticipated tax refund and subject to an underwriting process prior to approval. At the request of the taxpayer, the refund claim is paid by the Internal Revenue Service (“IRS”) to the Bank once the tax return has been processed. This constitutes the source of repayment of the RAL. Funds received from the IRS above the sum of the RAL less associated contractual fees are remitted to the taxpayer by the Bank.

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

RTs

An RT is the facilitation of an electronic transfer of an income tax refund directly to the taxpayer. The Company acts as a conduit from the IRS and State tax authorities to the taxpayer enabling an expedited delivery of the taxpayer’s income tax refund. There is no credit risk or borrowing cost for the Company because the funds are only delivered to the taxpayer after receipt by the Bank of the refund directly from the IRS. Payment of an RT is made in one of two ways. The Company either authorizes the tax preparer to provide a check directly to the taxpayer or the Company pays the refund into a taxpayer’s bank account through direct deposit.

Fees Earned on RALs and RTs

Income from the RAL and RT Programs consists of the fees earned on these products. Fees earned on RALs are reported in interest income because the customer has signed a promissory note while fees earned on RTs are reported in noninterest income. The Company originated these products through

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

three channels: Jackson Hewitt, other professional tax preparers and self filers. Regardless of the program a basic fee per product is charged. The fees charged for the products differ by source due to varying contractual terms.

Allowance for loan losses for RALs

RALs were originated in the first and second quarters of the year. The allowance for loan losses related to RALs was applied on an aggregate level. Specifically, the Company used loss rates from prior years to estimate the inherent losses. However, because of the uncertainty of repayment after more than three months from origination, all RALs unpaid at year end are charged-off. Therefore, the Company did not have an allowance for loan loss for unpaid RALs at the end of any year.

Additional information about the sale of the RAL and RT programs and the operations of the programs is disclosed in Note 26, “Discontinued Operations—RAL and RT Programs.”

Income Taxes

The Company uses the asset and liability method, which recognizes a liability or asset representing the tax effects of future deductible or taxable amounts attributable to events that have been recognized in these Consolidated Financial Statements. Due to tax regulations, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes. These items represent “temporary differences.” The Company is required to provide in its financial statements for the eventual liability or deduction in its tax return for these temporary differences until the item of income or expense has been recognized for both financial reporting and for taxes. The provision is recorded in the form of deferred tax expense or benefit as the temporary differences arise, with the accumulated amount recognized as a deferred tax liability or asset. Deferred tax assets represent future deductions in the Company’s income tax return, while deferred tax liabilities represent future payments to tax authorities. When realization of the benefit of a deferred tax asset is uncertain, the Company is required to recognize a valuation allowance so as not to overstate the realizability. The valuation allowance recorded by the Company in 2009 and maintained throughout 2010 due to a lack of assurance of future taxable income against which to apply the benefit is discussed in Note 13, “Deferred Tax Asset and Tax Provision.”

Earnings Per Share

The computation of basic earnings per share for all periods presented in the Consolidated Statements of Operations is based on the weighted average number of shares outstanding during each year retroactively adjusted for the reverse stock split effective December 28, 2010.

Diluted earnings per share include the effect of common stock equivalents for the Company, which consist of shares issuable on the exercise of outstanding options and restricted stock awards and common stock warrants. The number of options assumed to be exercised is computed using the “treasury stock method.” This method assumes that all options with an exercise price lower than the average stock price for the period have been exercised at the average market price for the period and that the proceeds from the assumed exercise have been used for market repurchases of shares at the average market price. Normally, the Company would receive a tax benefit for the difference between the market price and the exercise price of nonqualified options when options are exercised. The

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

treasury stock method also assumes that the tax benefit from the assumed exercise of options is used to retire shares thereby lowering the number of shares assumed to be exercised. Options that have an exercise price higher than the average market price are excluded from the computation because they are anti-dilutive. When the Company’s net income available to common shareholders is in a loss position, the diluted earnings per share calculation utilizes only the average shares outstanding, because assuming the exercise of stock options or warrants would lower the loss per share.

Once stock options are exercised or restricted stock vests, the shares are included in the actual weighted average shares outstanding rather than as common stock equivalents.

Statement of Cash Flows

For purposes of reporting cash flows, “cash and cash equivalents” includes cash and due from banks, Federal funds sold, and securities purchased under agreements to resell. Federal funds sold and securities purchased under agreements to resell are one-day transactions, with the Company’s funds being returned to it the next business day.

Segments

GAAP requires that the Company disclose certain information related to the performance of various segments of its business. Segments are defined based on how the chief operating decision maker of the Company views the Company’s operations. Management has determined that the Company has two reportable operating segments: (1) Commercial and Community Banking and (2) the Wealth Management Group. The All Other segment consists of the administrative support units and the Bancorp and is not considered an operating segment. What had been a third operating segment, the RAL and RT Programs is separately reported as discontinued operations because of the sale of these programs in early 2010. The factors used in determining these reportable segments are explained in Note 27, “Segments” of these Consolidated Financial Statements.

NOTE 2.	BUSINESS COMBINATION—INVESTMENT TRANSACTION

As disclosed in Note 1, “Summary of Significant Accounting Policies,” of these Consolidated Financial Statements, on August 31, 2010, the Company closed the Investment Transaction under the terms of the Investment Agreement dated April 29, 2010.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 2.	BUSINESS COMBINATION—INVESTMENT TRANSACTION—CONTINUED

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The methodology used to estimate the fair values to apply purchase accounting are disclosed in Note 4, “Fair Value of Financial Instruments” of these Consolidated Financial Statements.

The following table summarizes the Investment Transaction:

Preliminary Purchase Price Allocation

(dollars in thousands)
Purchase price:	$500,000

Financial Assets:
Cash and cash equivalents	$1,744,310
Investment securities	879,549
Loans	4,031,242
Goodwill	21,672
Intangible assets	75,327
Other assets	459,188

7,211,288

Financial Liabilities:
Deposits	5,190,223
Long term debt and other borrowings	1,317,805
Other liabilities	121,209

6,629,237
Net financial assets	582,051
Less: Non-controlling interest	82,051

$500,000

The above estimated fair values of assets acquired and liabilities assumed were primarily based on information that was available as of the Transaction Date. The accounting guidance for acquisitions anticipates that additional information may become available relevant to the fair value of assets or liabilities as of the acquisition date. During what is termed a “measurement period” not to exceed one year, the acquirer may make adjustments to the fair values to reflect this additional information with corresponding increases or decreases to goodwill.

In the fourth quarter of 2010, the Company made some adjustments to the initial purchase price allocation. Specifically, the fair value of loans was increased by $124,000, other assets were decreased by $361,000, premises and equipment decreased by $587,000, long term debt and other borrowings increased by $49,000, operating lease impairment liability decreased by $1.9 million, and other liabilities decreased by $2.4 million. The decrease to other liabilities was due to the decrease in the accumulated post retirement benefits that is discussed in Note 18, “Postretirement Benefits,” of these Consolidated Financial Statements. The net effect of these adjustments was to decrease goodwill by approximately $3.3 million. The Company may obtain additional information and evidence during the remainder of the measurement period that could result in further changes to the estimated fair value amounts. Thus, the provisional measurements of fair value reflected are subject to change. Such

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 2.	BUSINESS COMBINATION—INVESTMENT TRANSACTION—CONTINUED

changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the Transaction Date. As with the above adjustments, subsequent adjustments, if any, will be retrospectively recorded in future filings as if the accounting for the acquisition had been completed as of the acquisition date.

A summary and description of the assets, liabilities and non-controlling interests fair valued in conjunction with applying purchase accounting is as follows:

Cash and cash equivalents

The fair value of cash and cash equivalents is the balance outstanding of $1.74 billion held at the Transaction Date and did not require a fair value adjustment. This amount includes the $500.0 million purchase price from the Investment Transaction.

Investment securities

Investment securities available for sale are reported at fair value and were $879.5 million on the Transaction Date. The fair value of the investment securities is based on values obtained from a third party which are based on recent activity for the same or similar securities. Prior to the Investment Transaction, the amortized cost or accounting basis of these securities was $846.5 million. In accounting for the Investment Transaction, the difference between the accounting basis and the fair value was recognized as a purchase accounting adjustment and the difference between the fair value and the par amount of the security became the new premium or discount for each security held by the Company to be amortized over their remaining terms using the level yield method.

All of the Company’s investment securities are now classified as available for sale. Before the Investment Transaction, there were $3.8 million of trading assets consisting of mortgage backed securities. As part of the transaction accounting, the trading securities were transferred to the available for sale investment portfolio. This reclassification was made because the Company had not been recently trading these securities and the Investor has no intention of trading these securities in the future.

Loans

All loans in the held for investment loan portfolio at the Transaction Date were reviewed and a fair value of $4.03 billion was assigned in accordance with the accounting guidance for receivables. The recorded investment in loans prior to the Investment Transaction was $4.46 billion. All loans acquired are considered to be PCI Term Pools or PCI Revolving Pools in accordance with ASC 310-30 and ASC 310-20, respectively as disclosed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements. The fair value was based on an analysis conducted by the Investor’s acquisition team and independent third parties using assumptions consistent with those that worked be used by a market participant. Factors considered in determining fair values depending on the loan type were:

•	changes in market interest rates since the date of origination,

•	debt to equity or net worth ratios for borrowers,

•	historical loss experience by type of loan,

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 2.	BUSINESS COMBINATION—INVESTMENT TRANSACTION—CONTINUED

•	loan files lacking current financial data related to borrowers and guarantors,

•	borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow, or business interruptions,

•	loans secured by collateral that is not readily marketable or that is susceptible to deterioration in realizable value,

•	loans to borrowers in industries experiencing economic instability, and

•	loan documentation and compliance exceptions.

For additional information regarding the PCI Term and Revolving Pools, refer to Note 7, “Purchased Credit Impaired Pools” of these Consolidated Financial Statements.

Goodwill

As disclosed above, the excess of purchase consideration over the net assets being reported at fair value resulted in goodwill of $21.7 million. The goodwill primarily represents the value of the Company’s deposit franchise and therefore was mostly attributed to the Commercial & Community Banking segment. The calculation of goodwill requires significant estimates by Management for each reporting unit, such as which peer companies to use; the application of market multiples of publicly traded peer companies and a determination of the appropriate control premium, if any; the forecasting of future income; a calculation of discounted cash flows; and other methodologies used to obtain the fair value of the underlying assets and liabilities. Recognizing that not all information relevant to the fair value of assets and liabilities will be immediately available at the time of an acquisition, GAAP permits adjustments to goodwill during a measurement period not to exceed one year. The Company made some such adjustments during the fourth quarter. The table above that summarizes the Investment Transaction includes the effect of those adjustments. There were no additions to or reductions of goodwill during 2010 other than from this transaction.

This acquisition was nontaxable and, as a result, there is no tax basis in the goodwill. Accordingly, none of the goodwill associated with the acquisition is deductible for tax purposes.

Other Intangible assets

Prior to the Investment Transaction, the Company had identifiable intangible assets remaining from prior acquisitions. These intangible assets were derecognized and new intangible assets identified as part of the valuation of the Investment Transaction. These new intangible assets were Core Deposit Intangibles (“CDI”), Customer Relationship Intangibles (“CRI”), Trade Names and Non-Compete Agreements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 2.	BUSINESS COMBINATION—INVESTMENT TRANSACTION—CONTINUED

A summary of the other intangible assets identified as part of the Investment Transaction and the respective estimated useful lives over which the intangible assets will be amortized as a noninterest expense are shown in the following table:

Intangible Description	Fair Value	Estimated Useful Life (In Years)
(dollars in thousands)
Customer deposit intangible:	$39,779	10.0

Customer relationship intangible:
PCBC Trust Department	12,390	13.8
MCM	4,172	13.3
REWA	2,708	13.3

	19,270

Trade name:
Santa Barbara Bank & Trust	12,471	Indefinite
MCM	49	3.3
REWA	29	3.3
All other trade names	188	2.3

	12,737

Loan Servicing Rights:
Mortgage	2,201	22.7
SBA	1,182	3.3

	3,383

Non-Compete Agreements
REWA	113	3.3
MCM	45	3.3

	158

Total intangibles	$75,327

Core Deposit Intangible

The CDI valuation was based on the Bank’s transaction related deposit accounts, interest rates on the deposits compared to the market rate on the date of the transaction and estimated life of those deposits. The value of noninterest bearing deposits makes up the largest portion of the CDI. An acquired deposit base is viewed as a potential cost savings to the acquirer. The value of the CDI is the present value of the difference between a market participant’s cost of obtaining alternative funds and the cost to maintain the acquired deposit base. The present value is calculated over the estimated life of the deposit base.

The amounts and types of deposit accounts evaluated for the CDI were $1.54 billion of demand deposit accounts, $658.1 million of money market accounts and $363.3 million of savings accounts. The CDI valuation was $27.5 million for demand deposit accounts, $11.9 million for money market accounts, and $332,000 for savings accounts. The estimated useful life of 10 years shown in the table above is the maximum life these deposits are expected to be retained at the Company. Some deposits are assumed to be withdrawn prior to this maximum life and accordingly, amortization of the CDI is not straight line.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 2.	BUSINESS COMBINATION—INVESTMENT TRANSACTION—CONTINUED

Certificates of deposit were not included in the valuation of CDI because their rates are such that it is not more advantageous to maintain these specific deposits than it would be to replace them with new term deposits at the current lower rates available in the market. As discussed below, the higher rates associated with these accounts required the recognition of an additional liability.

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

The value of the CRI is based on the present value of future cash flows arising from the management of trusts and investment advisory fees generated from PCBC’s trust department, MCM and REWA based on the assets under management at August 31, 2010 and the forecasted income generated from these relationships. The valuation of this intangible asset involved three steps: determining the useful life of the intangible asset, determining the resulting cash flows of the intangible and determining the discount rate. The assets under management as of the Transaction Date were $2.05 billion for the PCBC Trust Department, $838.4 million for MCM and $438.8 million for REWA.

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

The trade name intangible had a fair value of $12.7 million as of the Transaction Date and the trade name and the estimated value for each trade name used by the Company are disclosed in the table above. The trade names included in All other trade names are First National Bank of Central California, South Valley National Bank, First Bank of San Luis Obispo and San Benito Bank.

The trade name value was based on the estimated income from each trade name used by the Company. The trade name for SBB&T has an indefinite life because when there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of an intangible asset to the reporting entity, the useful life of the asset shall be considered to be indefinite. The term indefinite does not mean the same as infinite or indeterminate. The useful life of an intangible asset is indefinite if that life extends beyond the foreseeable horizon—that is, there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the reporting entity.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 2.	BUSINESS COMBINATION—INVESTMENT TRANSACTION—CONTINUED

Loan Servicing Rights

PCBNA has Loan Servicing Rights (“LSRs”) that arose from sales of loans with the servicing right retained that met the requirements for sale accounting. These intangible assets are divided into two categories: (1) the mortgage servicing rights associated with the mortgage portfolio (“MSRs”) and (2) the LSR for the SBA portfolio. The approach to valuing these intangibles is as follows: market value represents a modeled price at which the loan servicing portfolio would prospectively be sold willingly, assuming that neither the buyer nor the seller were compelled to enter into the transaction and both having full understanding of all aspects of the terms and conditions of such a sale.

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

Other Assets

A majority of the other assets held by the Company did not have a fair value adjustment as part of the purchase accounting since their carrying value approximated fair value. These included such other assets as accrued interest receivable and required stock ownership in the FHLB and Reserve Bank.

The following table summarizes the other items which were reviewed and recorded at fair value as part of the purchase accounting.

Other Asset Description	Fair Value
(dollars in thousands)
BOLI	$94,758
OREO	40,943
LIHTCP	39,438
Interest rate swaps	14,138
Owned buildings and land	31,555
Post retirement asset	15,260

$236,092

Deposits

Term deposits were not included as part of the CDI valuation because the rates on the Company’s term deposits do not represent an advantage relative to what market rates for term deposits were on the Transaction Date. Instead, a separate valuation of term deposit liabilities was conducted. The term deposits which were evaluated for purchase accounting consisted of certificates of deposit, brokered deposits and Certificate of Deposit Account Registry Services (“CDARS”) CDs. The fair value of these deposits was determined by first stratifying the deposit pool by quarterly maturity and calculating the average interest rate for each maturity bucket. Then cash flows were projected by period and discounted to present value using current market interest rates. Based on the characteristics of the certificates, either a retail rate or a brokered certificate of deposit rate was used.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 2.	BUSINESS COMBINATION—INVESTMENT TRANSACTION—CONTINUED

Certificates of Deposit liabilities had a fair value of $2.08 billion as of the Transaction Date, compared to a carrying value of $2.06 billion for an amortizable premium of $17.8 million. Brokered Deposit liabilities had a fair value of $389.8 million as of August 31, 2010 compared to a carrying value of $383.3 million for an amortizable premium of $6.6 million. CDARs liabilities had a fair value of $37.6 million as of the Transaction Date, compared to a carrying value of $37.3 million for an amortizable premium of $300,000. The Company amortizes these premiums into income as a reduction of interest expense on a level yield basis over the weighted average term.

Long Term Debt and Other Borrowings

Included in long term debt and other borrowings in the summary table above are FHLB advances, subordinated debt, securities sold under agreements to repurchase and trust preferred debt securities. These were fair valued by developing cash flow estimates for each of these debt instruments based on scheduled principal payments, current interest rates on similar securities with comparable remaining terms, and prepayment penalties. The amortization term for any premium or discount was calculated based on scheduled principal payments. Once the cash flows were determined, a market rate for comparable debt was used to discount the cash flows to the present value. The Company amortizes the premium and accretes the discount into income on a level yield basis over the contractual term as an adjustment to interest expense.

FHLB advances had a fair value of $879.1 million as of the Transaction Date, compared to a book value of $823.4 million for an amortizable premium of $55.7 million. The subordinated debt had a fair value of $42.7 million as of the Transaction Date compared to a book value of $53.0 million with an accretable discount of $10.3 million. Securities sold under agreements to repurchase had a fair value of $324.4 million as of the Transaction Date, compared to a carrying value of $304.3 million for an amortizable premium of $20.0 million. The trust preferred securities had a fair value of $51.1 million as of the Transaction Date compared to a book value of $69.4 million with an accretable discount of $18.4 million.

Other Liabilities

Included in other liabilities are a few items which are reported at fair value at each reporting period. Other liabilities which are reported at fair value but no adjustment was required were interest rate swaps which are reported in Note 4, “Fair Value of Financial Instruments” of these Consolidated Financial Statements and the postretirement obligation which is reported at an approximate fair value but is not included as a financial instrument in Note 4, “Fair Value of Financial Instruments” of these Consolidated Financial Statements.

As part of the purchase accounting, contingent liabilities were required to be fair valued. The Company’s contingent liabilities are for the subsequent earn-out payment amounts related to the acquisition of MCM and REWA as described below.

Earnout Liability

When PCBC acquired MCM and REWA, a portion of the purchase price was deferred and structured as an earnout payment in future periods. A discounted cash flow methodology based on projected earnings before depreciation and tax was used to estimate the fair value of these contractual

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 2.	BUSINESS COMBINATION—INVESTMENT TRANSACTION—CONTINUED

obligations at the Transaction Date. The earnout liability had a fair value of $9.4 million ($5.2 million for MCM and $4.2 million for REWA) as of the Transaction Date, based on the forecasted income for these subsidiaries owned by the Bank for the earnout periods, excluding depreciation and income taxes.

Lease Liability

PCBC operates approximately 60 properties under long term leases. Two of these are capital leases and the remainder are operating leases. The classification of PCBC’s leases as operating or capital was not changed in applying purchase accounting.

A third party reviewed the terms of all of the Company’s leases as of August 31, 2010. When reviewing the leases, the contractual lease payments and terms were compared to the current market conditions for a similar location and building leased. The Company’s leases were considered to be unfavorable relative to the market terms of leases at the Transaction Date to the extent that the existing lease terms were higher than the current market terms, and a liability of $9.0 million was recognized as part of the purchase accounting.

Postretirement Health Care Obligation

The Company measures its obligation for postretirement health care benefits at December 31st of each year. At December 31, 2009, based on the changes to the plan discussed in Note 18, “Postretirement Benefits” of these Consolidated Financial Statements projections as to the number of employees that would retire during 2010 due to the amendment to the Postretirement Benefit Plan was estimated and the obligation determined by an independent actuary was $3.2 million. At December 31, 2010, the actual number of employees who retired and entered into the Postretirement Benefit Plan was determined and the obligation was adjusted to $836,000. The reasons for the reduction in the obligation are discussed in Note 18, “Postretirement Benefits” of these Consolidated Financial Statements. A majority of the decrease in the obligation occurred during the first eight months of 2010, prior to the Investment Transaction. The Company has recognized the decrease in the obligation as an adjustment in purchase accounting through a corresponding adjustment to goodwill.

Non-Controlling Interests

The Company utilized an independent valuation of its common stock as part of the purchase accounting as of the Transaction Date to estimate the fair value of the non-controlling interest.

Transaction Expenses

The Company incurred approximately $13.1 million of expenses in connection with the transaction, consisting of $8.3 million of investment banking services, $4.4 million of legal services, and $375,000 of accounting and valuation services. These transaction costs were recorded in the Predecessor Company operating expenses as services were provided. Additionally, as required by the Investment Agreement, the Company reimbursed certain transaction-related third party due diligence, valuation and legal costs of the Investor of approximately $7.9 million. The $7.9 million of expenses were recorded as a reduction of the $500.0 million of proceeds received from the issuance of preferred and common shares in the successor period.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 2.	BUSINESS COMBINATION—INVESTMENT TRANSACTION—CONTINUED

There were no indemnification assets identified in this business combination, nor were there any contingent consideration assets or liabilities to be recognized.

NOTE 3.	OTHER ACQUISITIONS AND DISPOSITIONS

On January 4, 2008, PCBNA acquired the assets of REWA, a San Luis Obispo, California-based registered investment advisor which provides personal and financial investment advisory services to individuals, families and fiduciaries. On the date of purchase, REWA managed assets of $464.1 million. PCBNA initially paid approximately $7.0 million for substantially all of the assets and liabilities of REWA (with an additional contingent payment due five years after the purchase date) and formed a new wholly-owned subsidiary of PCBNA by the same name. As a result of the acquisition of REWA, the Company recorded $4.2 million of goodwill and $2.8 million of other intangible assets. The other intangible assets were amortized over their individual expected lives and analyzed quarterly for impairment. The clients of REWA continue to be served by the same principal and support staff. The goodwill related to this transaction was written off in 2009 along with all other goodwill as explained in Note 10, “Goodwill and Intangible Assets,” to these Consolidated Financial Statements. The other intangible assets were revalued as part of the purchase accounting adjustments discussed in Note 2, “Business Combination—Investment Transaction.”

The Company did not disclose pro forma financial information about combined operations, as this acquisition was not material to the Company as a whole.

In October 2008, the Company sold $54.4 million of deposits and associated buildings and equipment from the Santa Paula and Harvard branches and $30.4 million of various types of real estate secured, small business loans and lines of credit and consumer loans to Ojai Community Bank. For a more detailed discussion on the loans sold, refer to Note 6, “Loans” of these Consolidated Financial Statements. The Company recorded a $3.1 million gain on sale related to this transaction.

NOTE 4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The accounting guidance for fair value establishes a framework for measuring fair value and establishes a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1:	Observable quoted prices in active markets for identical assets and liabilities.

Level 2:	Observable quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3:	Model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 4.	FAIR VALUE OF FINANCIAL INSTRUMENTS—CONTINUED

Fair value is defined as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The assets and liabilities which are fair valued on a recurring basis are described below and contained in the following tables. In addition, the Company may be required to record other assets and liabilities at fair value on a nonrecurring basis. These nonrecurring fair value adjustments involve the lower of carrying value or fair value accounting and write downs resulting from impairment of assets. The following methods and assumptions were used to estimate the fair value of each class of financial instruments that are recorded in the Company’s Consolidated Financial Statements at fair value on a recurring and nonrecurring basis.

Investment Securities

AFS and trading investment securities are recorded at fair value on a recurring basis. Where quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the valuation hierarchy. Such quoted prices are available for the Company’s U.S. Treasury securities. Most of the remainder of the Company’s securities are quoted using observable market information for similar assets which requires the Company to report and use Level 2 pricing for them. When observable market information is not available for securities or there is limited activity or less transparency around inputs, such securities would be classified within Level 3 of the valuation hierarchy. The Company does not have any securities within the Level 3 hierarchy.

Loans Held for Sale

Loans held for sale are carried at the lower of carrying value or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed upon sale price. As such, the Company classifies the fair value of loans held for sale as a nonrecurring valuation within Level 2 of the fair value hierarchy. At December 31, 2010 and 2009, the Company had loans held for sale with an aggregate carrying value of $16.5 million and $19.2 million, respectively.

Impaired Loans

Impaired loans include both loans secured by collateral and unsecured loans. The impaired loans in the tables below in this note are loans that are collateralized and for which the Company has current market valuations, such as current appraisals for the collateral. Impaired loans which are unsecured or for which the collateral is valued by a method other than a current market appraisal are excluded from the tables because they are outside the scope of the fair value measurement and disclosure requirements of GAAP.

The Company records certain loans at fair value on a nonrecurring basis. When a loan is considered impaired, an ALLL is established. The fair value measurement and disclosure requirement apply to loans measured for impairment using the practical expedients method permitted by accounting guidance for impaired loans. Impaired loans are measured at an observable market price, if available, or at the fair value of the loan’s collateral, if the loan is collateral dependent. The fair value of the loan’s collateral is determined by appraisals or independent valuation. When the fair value of the loan’s collateral is based on an observable market price or current appraised value, given the current real estate markets, the appraisals may contain a wide range of values and accordingly, the Company

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 4.	FAIR VALUE OF FINANCIAL INSTRUMENTS—CONTINUED

classifies the fair value of the impaired loans as a nonrecurring valuation within Level 2 of the valuation hierarchy. When the Company measures impairment using a model, the fair value measurement is not in the scope of the fair value measurement and disclosure requirements and is not included in the tables below.

Mortgage and Other Loan Servicing Rights

Servicing rights are carried at the lower of aggregate cost or estimated fair value. Servicing rights are subject to quarterly impairment testing. When the fair value of the servicing rights is lower than their carrying value, an impairment is recorded by establishing or increasing the amount of a valuation allowance so that the net carrying amount is equal to the fair value. The Company uses independent third parties to value the servicing rights. At the Transaction Date, the Company wrote the servicing rights asset down to its fair value, eliminating the valuation allowance and establishing a new “cost” basis. The valuation model takes into consideration discounted cash flows using current interest rates and prepayment speeds for each type of the underlying asset being serviced. The Company classifies these servicing rights as nonrecurring Level 3 in the valuation hierarchy.

Derivatives

The Company’s swap derivatives are not listed on an exchange and are instead executed over the counter (“OTC”). As no quoted market prices exist for such instruments, the Company values these OTC derivatives primarily based on the broker pricing indications, which involve proprietary models based upon financial principles and assumptions regarding past, present, and future market conditions. As a result, the swap values are classified within Level 3 of the fair value hierarchy.

Low Income Housing Tax Credit Partnerships

At December 31, 2010 and 2009, the Company had investments in LIHTCP’s with a carrying value of $37.8 million and $43.7 million, respectively. Because of the Company’s taxable losses for the last several years, at September 30, 2009, Management had determined that these investments were other-than-temporarily impaired and recognized an impairment of $8.9 million. This was due to uncertainty regarding the Company’s ability to generate taxable income to utilize the tax credits from the investments in LIHTCP. Management again evaluated the recoverability of these investments as of December 31, 2010 and 2009 by obtaining fair value indications through LIHTCP asset managers. At December 31, 2010 and 2009, no further impairment of these investments was recognized. The Company classifies the valuation of these investments in LIHTCP as a nonrecurring Level 2 in the fair value hierarchy.

Foreclosed Collateral or OREO

OREO is carried at the lower of its carrying value or fair value less estimated cost to sell. Fair value is determined by the lower of suggested market prices obtained from independent certified appraisers or the current listing price. When the fair value of the collateral is based on a current appraised value, the Company reports the fair value of the foreclosed collateral as nonrecurring Level 2. When a current appraised value is not available or if Management determines the fair value of the collateral has declined subsequent to the last appraisal, the Company reports the foreclosed collateral as nonrecurring Level 3.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 4.	FAIR VALUE OF FINANCIAL INSTRUMENTS—CONTINUED

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009 are summarized in the following tables:

		Recurring Fair Value Measurements at Reporting
	Successor Company As of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Investment Securities—AFS:
U.S. Agency obligations	$268,443	$—	$268,443	$—
Collateralized mortgage obligations	608,425	—	608,425	—
Mortgage backed securities	197,912	—	197,912	—
Asset backed securities	1,754	—	1,754	—
State and municipal securities	201,566	—	201,566	—

Total Investment Securities—AFS	1,278,100	—	1,278,100	—
Fair value swap asset	10,692	—	—	10,692

Total assets at fair value	$1,288,792	$—	$1,278,100	$10,692

Liabilities:
Fair value swap liability	$11,240	$—	$—	$11,240

Total liabilities at fair value	$11,240	$—	$—	$11,240

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 4.	FAIR VALUE OF FINANCIAL INSTRUMENTS—CONTINUED

		Recurring Fair Value Measurements at Reporting
	Predecessor Company As of December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Trading Securities:
Mortgage backed securities	$5,403	$—	$5,403	$—

Total trading securities	5,403	—	5,403	—
Investment Securities—AFS:
U.S. Treasury obligations	$11,432	$11,432	$—	$—
U.S. Agency obligations	607,930	—	607,930	—
Collateralized mortgage obligations	113,934	—	113,934	—
Mortgage backed securities	169,058	—	169,058	—
Asset backed securities	1,271	—	1,271	—
State and municipal securities	250,062	—	250,062	—

Total Investment Securities—AFS	1,153,687	11,432	1,142,255	—
Fair value swap asset	10,808	—	—	10,808

Total assets at fair value	$1,169,898	$11,432	$1,147,658	$10,808

Liabilities:
Fair value swap liability	$12,204	$—	$—	$12,204

Total liabilities at fair value	$12,204	$—	$—	$12,204

The following table provides a reconciliation of the beginning and ending balances for the net derivative liabilities that are measured at fair value using significant unobservable inputs (Level 3):

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Balance, beginning of period	$721	$1,396	$1,785
Total net change included in net income	173	675	389

Balance, end of period	$548	$721	$1,396

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company was required to measure all assets and liabilities at fair value on the Transaction Date. Those assets and liabilities that are required to be re-measured at fair value on a recurring basis are included in the table above. In addition to the re-measurement as of the Transaction Date, the Company may be required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP, usually upon some triggering event. These include assets and liabilities that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 4.	FAIR VALUE OF FINANCIAL INSTRUMENTS—CONTINUED

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2010 and December 31, 2009 are summarized in the table below:

		Nonrecurring Fair Value Measurements at Reporting
	Successor Company As of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)
Foreclosed collateral	$40,767	$—	$40,767	$—
Investments in LIHTCP	40,892	—	40,892	—
Loans held for sale	16,787	—	16,787	—
Servicing rights	4,269	—	—	4,269

Total assets at fair value	$102,715	$—	$98,446	$4,269

		Nonrecurring Fair Value Measurements at Reporting
	Predecessor Company As of December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)
Foreclosed collateral	$39,263	$—	$39,263	$—
Investments in LIHTCP	43,678	—	43,678	—
Loans held for sale	19,822	—	19,822	—
Impaired loans	92,551	—	92,551	—
Servicing rights	4,533	—	—	4,533

Total assets at fair value	$199,847	$—	$195,314	$4,533

There were no liabilities measured at fair value on a nonrecurring basis for the periods presented within this note of these Consolidated Financial Statements. There were no transfers in or out of the Company’s Level 3 financial assets and liabilities during the periods presented within this note of these Consolidated Financial Statements by reason of a change in the methodology for establishing the fair value.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 4.	FAIR VALUE OF FINANCIAL INSTRUMENTS—CONTINUED

Disclosure of the Fair Value of Financial Instruments

The disclosure below provides the carrying value and fair value of the financial instruments which are not carried on the Company’s Consolidated Financial Statements at fair value or are carried at the lower of cost or fair value and not disclosed in the recurring or nonrecurring fair value measurements in the tables above.

	Successor Company December 31, 2010		Predecessor Company December 31, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$45,820	$45,820	$45,593	$45,593
Interest bearing demand deposits in other financial institutions	450,044	450,044	878,823	878,823
Loans held for investment, net	3,760,997	3,723,796	4,893,579	4,578,622

Liabilities:
Deposits	4,906,788	4,920,051	5,373,819	5,396,973
Long term debt and other borrowings	121,014	120,184	1,311,828	1,307,709
Repurchase agreements and federal funds purchased	321,237	319,854	322,131	321,971

A summary of the valuation methodology used to disclose the fair value of the financial instruments in the table above is as follows:

Cash and Due from Banks

The carrying values of cash and interest bearing demand deposits in other financial institutions are the fair value.

Loans Held for Investment, net

The carrying value of the loans held for investment at December 31, 2010 was significantly impacted by the write down to fair value at the Transaction Date due to the application of purchase accounting related to the Investment Transaction. As discussed in notes of these financial statements as of December 31, 2010, at the Transaction Date the loans purchased were at fair value based on the contractual cash flows expected to be collected. The fair value presented above is calculated based on the present value of expected principal and interest cash flows. The carrying value of the loans originated subsequent to the Investment Transaction is net of the ALLL which represents Management’s evaluation of expected credit losses inherent in those loan portfolios.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 4.	FAIR VALUE OF FINANCIAL INSTRUMENTS—CONTINUED

Deposits

The fair value of demand deposits, money market accounts, and savings accounts is the amount payable on demand at December 31, 2010 and December 31, 2009. The fair value of fixed-maturity certificates of deposit is estimated by discounting the interest and principal payments using the rates currently offered for deposits of similar remaining maturities.

Long Term Debt and Other Borrowings

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

Repurchase Agreements and Federal Funds Purchased

For Federal funds purchased, the carrying amount is a reasonable estimate of their fair value. The fair value of repurchase agreements is determined by reference to rates in the wholesale repurchase market. The rates paid to the Company’s customers are slightly lower than rates in the wholesale market and, consequently, the fair value will generally be less than the carrying amount. The fair value of the long term repurchase agreements is determined in the same manner as the long term debt and other borrowings, above.

Disclosed Fair Value of Financial Instruments is not Equivalent to Franchise Value

The financial instruments disclosed in this note include such items as securities, loans, deposits, debt, and other instruments. Disclosure of fair values is not required for certain assets and liabilities that are not financial instruments such as obligations for pension and other postretirement benefits, premises and equipment, prepaid expenses, and income tax assets and liabilities. Accordingly, the aggregate fair value of amounts presented in this note does not purport to represent, and should not be considered representative of, the underlying “market” or franchise value of the Company. Further, due to a variety of alternative valuation techniques and approaches permitted by the fair value measurement accounting standards as well as the significant assumptions that are required to be made in the process of valuation, the determinations or estimations of fair value for many of the financial instruments disclosed in this note could and do differ between various market participants. A direct comparison of the Company’s fair value information with that of other financial institutions may not be appropriate.

NOTE 5.	INVESTMENT SECURITIES

Trading Securities

At December 31, 2010, the Company did not hold any trading securities. At December 31, 2009, the Company held $5.4 million of trading securities. During 2009, a majority of the securities held in the trading portfolio were sold to reduce the volatility in the income statement associated with the changes in the fair value of trading securities. The trading portfolio consisted of Mortgage Backed Securities (“MBS”) and was reported at fair value at December 31, 2009. As discussed in Note 2, “Business

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 5.	INVESTMENT SECURITIES—CONTINUED

Combination—Investment Transaction” of these Consolidated Financial Statements, the remaining securities which were held in the Company’s trading portfolio were transferred to the AFS portfolio on the Transaction Date as part of the Investment Transaction.

A summary of investment securities held by the Company at December 31, 2010 and 2009 is as follows:

	Successor Company December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale:
U.S. agency obligations (2)	$268,383	$174	$(114)	$268,443
Mortgage backed securities (3)	200,918	140	(3,146)	197,912
Collateralized mortgage obligations (4)	619,621	288	(11,484)	608,425
Asset backed securities	1,754	—	—	1,754
State and municipal securities	220,528	14	(18,976)	201,566

Total securities	$1,311,204	$616	$(33,720)	$1,278,100

	Predecessor Company December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Trading:
Mortgage backed securities (3)	$5,403	$—	$—	$5,403
Available for sale:
U.S. treasury obligations (1)	11,212	220	—	11,432
U.S. agency obligations (2)	605,010	4,009	(1,089)	607,930
Mortgage backed securities (3)	156,686	12,372	—	169,058
Collateralized mortgage obligations (4)	114,508	1,217	(1,791)	113,934
Asset backed securities	1,963	—	(692)	1,271
State and municipal securities	246,077	8,828	(4,843)	250,062

Total AFS securities	1,135,456	26,646	(8,415)	1,153,687

Total securities	$1,140,859	$26,646	$(8,415)	$1,159,090

(1)	U.S. Treasury obligations are securities that are backed by the full faith and credit of the United States government.
(2)

U.S. Agency obligations are general obligations that are not backed by the full faith and credit of the United States government and consist of Government Sponsored Enterprises issued by the Federal Farm Credit, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Federal Home Loan Bank and Tennessee Valley Authority.

(3)

Mortgage backed securities (“MBSs”) are securitized mortgage loans that are not backed by the full faith and credit of the United States Government and consist of Government Sponsored Enterprises which guarantee the collection of principal and interest payments. The securities

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 5.	INVESTMENT SECURITIES—CONTINUED

primarily consist of securities issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.
(4)

Collateralized mortgage obligations (“CMO’s”) are securities which pool together mortgages and separate them into short, medium, or long term positions called tranches. The CMO’s in the table above primarily consist of securities issued by Government National Mortgage Association (“GNMA”), FNMA, FHLMC and private label.

Available for Sale Securities

At December 31, 2010 and 2009, the Company held $1.28 billion and $1.15 billion, respectively, of securities in its AFS portfolio. Unrealized gains or losses relating to AFS securities are accounted for by adjusting the carrying amount of the securities. An offsetting entry after the adjustment for taxes at the Company’s corporate effective tax rate of 42.05% is recognized in OCI.

As discussed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements on April 1, 2009, the Company adopted the new accounting standard for OTTI securities. The adoption resulted in a cumulative effect adjustment for the portion of this impairment that did not relate to credit loss, increasing retained earnings and decreasing accumulated other comprehensive income by $2.9 million. This cumulative effect adjustment was eliminated by the revaluation required by the purchase accounting for the Investment Transaction.

Fair values are obtained from independent sources based on current market prices for the specific security held by the Company or for a security with similar characteristics. If a security is in an unrealized loss position for more than twelve months, Management is required to determine whether or not the security is temporarily or permanently impaired.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 5.	INVESTMENT SECURITIES—CONTINUED

The following table shows all AFS securities that are in an unrealized loss position and temporarily impaired as of December 31, 2010 and 2009.

	Successor Company
	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
U.S. Treasury/U.S. Agencies	$115,909	$(114)	$—	$—	$115,909	$(114)
Municipal bonds	197,916	(18,976)	—	—	197,916	(18,976)
Mortgage backed securities	160,966	(3,146)	—	—	160,966	(3,146)
Collateralized mortgage obligations	572,986	(11,484)	—	—	572,986	(11,484)

Total	$1,047,777	$(33,720)	$—	$—	$1,047,777	$(33,720)

	Predecessor Company
	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
U.S. Treasury/U.S. Agencies	$141,013	$(1,089)	$—	$—	$141,013	$(1,089)
Municipal bonds	55,457	(2,418)	11,167	(2,425)	66,624	(4,843)
Collateralized mortgage obligations	30,116	(136)	10,313	(1,655)	40,429	(1,791)
Asset backed securities	—	—	1,271	(692)	1,271	(692)

Total	$226,586	$(3,643)	$22,751	$(4,772)	$249,337	$(8,415)

The $33.7 million and $8.4 million of unrealized losses for the AFS portfolio as of December 31, 2010 and December 31, 2009, respectively, are a result of changes in market interest rates. In the case of the unrealized losses at December 31, 2009, these changes occurred since the securities were purchased. In the case of the unrealized losses at December 31, 2010, these changes occurred since August 31, 2010 when the purchase accounting established new cost bases for all securities.

The fair value is based on current market prices obtained from independent sources for each security held. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the most recent ratings on all securities have an investment grade rating. Management does not intend to sell any of the securities in a loss position nor are there any conditions present at December 31, 2010 that would require Management to sell them. As such, Management does not believe that there are any securities that are other-than-temporarily impaired as of December 31, 2010.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 5.	INVESTMENT SECURITIES—CONTINUED

Contractual Maturities for Securities Portfolio

The amortized cost and estimated fair value of debt securities at December 31, 2010 and 2009, by contractual maturity, are shown in the table below.

	Successor Company December 31, 2010		Predecessor Company December 31, 2009
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Trading securities:
In one year or less	$—	$—	$868	$868
After one year through five years	—	—	—	—
After five years through ten years	—	—	—	—
After ten years	—	—	4,535	4,535

Total trading securities	—	—	5,403	5,403

Available for sale securities:
In one year or less	101,430	100,821	159,001	158,138
After one year through five years	785,739	775,438	657,564	672,384
After five years through ten years	258,091	252,180	141,421	146,178
After ten years	165,944	149,661	177,470	176,987

Total AFS securities	1,311,204	1,278,100	1,135,456	1,153,687

Total securities	$1,311,204	$1,278,100	$1,140,859	$1,159,090

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. With interest rates on a number of the Company’s securities having coupon rates higher than the current market rates, Management expects that issuers that have the right to call the securities will exercise these rights and pay the bonds off earlier than the contractual term.

Sales and Calls of Securities

The following table summarizes the securities sold and called for the last three years.

	Successor Company			Predecessor Company
	Four Months Ended December 31, 2010			Eight Months Ended August 31, 2010
(dollars in thousands)	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses

Available for sale:
Sales	$—	$—	$—	$69,133	$5,926	$(433)
Calls	$72,584	$—	$(32)	$277,855	$343	$(169)

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 5.	INVESTMENT SECURITIES—CONTINUED

	Predecessor Company
	Twelve Months Ended December 31, 2009
(dollars in thousands)	Proceeds	Gross Gains	Gross Losses
Trading:
Sales	$180,086	$7,517	$—
Available for sale:
Sales	$127,601	$10,944	$—
Calls	$573,955	$94	$(3,174)

	Predecessor Company
	Twelve Months Ended December 31, 2008
(dollars in thousands)	Proceeds	Gross Gains	Gross Losses
Trading:
Sales	$149,003	$2,348	$—
Available for sale:
Sales	$123,565	$152	$(302)
Calls	$292,357	$199	$(176)

Interest Income

The following table summarizes interest income from investment securities:

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008

Interest income for Trading:
Taxable:
Mortgage backed securities	$—	$143	$5,131	$6,833

Total interest income for Trading securities	—	143	5,131	6,833

Interest income for AFS securities:
Taxable:
U.S. treasury securities	3	219	530	1,142
U.S. agencies	618	5,626	16,362	20,168
Asset backed securities	81	92	139	141
CMO’s and MBS	3,274	6,388	10,937	16,448
Nontaxable:
State and municipal securities	2,896	7,727	14,791	13,276

Total interest income for AFS securities	6,872	20,052	42,759	51,175

Total securities	$6,872	$20,195	$47,890	$58,008

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 5.	INVESTMENT SECURITIES—CONTINUED

Pledged Securities

Securities with a carrying value of approximately $671.2 million and $719.1 million at December 31, 2010 and 2009, respectively, were pledged to secure public funds, trust deposits, repurchase agreements and other borrowings as required or permitted by law.

Investment in FHLB and Reserve Bank Stock

The Company’s investment in stock of the FHLB was $64.8 million and $72.9 million at December 31, 2010 and 2009, respectively. The Company’s investment in stock of the Reserve Bank was $18.2 million and $10.6 million at December 31, 2010 and 2009, respectively. The investment of FHLB and Reserve Bank stock is included in other assets of the Company’s Consolidated Balance Sheets.

FHLB paid dividends and redeemed excess capital stock in all four quarters of 2010. FHLB, in their press release dated February 22, 2011, reported capital ratios in excess of the required regulatory minimums and that they will be paying dividends in March 2011. Management has concluded that there is no reason to recognize any impairment for this investment.

NOTE 6.	LOANS

Loans held for sale

A summary of the loans held for sale is as follows:

(dollars in thousands)	Successor Company December 31, 2010	Predecessor Company December 31, 2009

Residential real estate loans	$16,512	$13,413
SBA loans	—	4,293
Commercial real estate loans	—	1,505

Total loans held for sale	$16,512	$19,211

Loans held for investment

The composition of the Company’s loans held for investment portfolio at carrying value is as follows:

	Successor Company	Predecessor Company

(dollars in thousands)	December 31, 2010	December 31, 2009

Real estate:
Residential—1 to 4 family	$897,478	$1,097,172
Multi family	254,511	275,069
Commercial	1,745,589	2,018,039
Construction	234,837	501,934
Revolving 1 to 4 family	280,753	360,113
Commercial loans	266,702	726,225
Consumer loans	60,713	113,008
Other loans	20,934	74,871

Total loans	$3,761,517	$5,166,431

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 6.	LOANS—CONTINUED

The table above includes PCI Term Pools and PCI Revolving Pools, which were written down to fair value at the Transaction Date. The loan balances above are net of deferred loan origination fees, commitment, extension fees and origination costs of $22,000 for 2010 and $5.6 million for 2009. The $22,000 of unamortized net deferred fees at December 31, 2010 relates only to loans originated after the Transaction Date. Unamortized net deferred fees were eliminated in the purchase accounting of the Transaction Date.

Of the loans held for investment, a summary of the outstanding balance of loans originated since the Transaction Date is as follows:

(dollars in thousands)	Successor Company
December 31, 2010
Real estate:
Residential—1 to 4 family	$7,652
Multi family	—
Commercial	—
Construction	—
Revolving—1 to 4 family	1,237
Commercial loans	2,553
Consumer loans	1,155
Other loans	3,807

Total loans	$16,404

Pledged Loans

At December 31, 2010, loans secured by residential and commercial real estate with principal balances totaling $1.88 billion were pledged to FHLB and $545.8 million were pledged to the Reserve Bank as collateral for borrowings. These amounts pledged do not represent the amount of outstanding borrowings that are required to be supported by collateral. The Company maintains an excess of collateral at these institutions so that it may borrow without having to first transfer collateral to them.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 6.	LOANS—CONTINUED

Loan Sales and Transactions

A summary of the loan sale activities by loan portfolio, excluding SBA loans, is below.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008

Loans sold:
Residential real estate loans	$81,789	$106,014	$296,074	$130,780
Commercial loans	12,526	16,522	5,763	1,472
Commercial real estate and construction loans	—	1,840	86,591	7,741
Revolving—1 to 4 family loans	—	—	—	3,397

Total loans sold, net carrying value	$94,315	$124,376	$388,428	$143,390

Net gain on loans sold:
Net gain on residential real estate loans	$1,602	$1,382	$3,521	$948
Net gain on commercial loans	—	3,520	—	15
Net gain/(loss) on commercial real estate and construction loans	—	131	(1,404)	79
Net gain on revolving—1 to 4 family loans	—	—	—	34

Total net gain on loans sold	$1,602	$5,033	$2,117	$1,076

Loans sold with servicing released:
Residential real estate loans	$75,590	$85,250	$140,300	$17,912
Commercial loans	12,526	16,522	5,763	1,288
Commercial real estate and construction loans	—	1,840	86,591	—

Total loans sold with servicing released, net carrying value	$88,116	$103,612	$232,654	$19,200

(continued on the next page)

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 6.	LOANS—CONTINUED

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008

Loans sold with servicing retained:
Residential real estate loans	$6,199	$20,764	$155,774	$112,868
Commercial loans	—	—	—	184
Commercial real estate and construction loans	—	—	—	7,741
Revolving—1 to 4 family loans	—	—	—	3,397

Total loans sold with servicing retained, net carrying value	$6,199	$20,764	$155,774	$124,190

Servicing rights recorded on loans sold:	$67	$227	$1,715	$1,004
Residential real estate loans sold:
Loans sold that were originated for sale	$81,675	$90,474	$222,644	$49,202
Loans sold from held for investment portfolio	$114	$15,540	$73,430	$81,578

SBA Loans

The table below reflects the SBA loan sale activity by loan type for the four months ended December 31, 2010, for the eight months ended August 31, 2010, and for the twelve months ended December 31, 2009 and 2008:

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
SBA loans sold:
Loans sold in their entirety—guaranteed & non-guaranteed portions	$—	$1,641	$—	$—
Loans sales recognized with 90 day delay—guaranteed portion	—	2,732	—	—
Loans sold—guaranteed portion	—	—	14,028	38,530

Total SBA loans sold, net carrying value	$—	$4,373	$14,028	$38,530

Net gain on SBA loans sold:
Net gain on loans sold in their entirety—guaranteed & non-guaranteed portions	$—	$26	$—	$—
Net gain on loans sales recognized with 90 day delay—guaranteed portion	—	189	—	—
Net gain on loans sold—guaranteed portion	—	—	587	1,235

Total net gain on SBA loans sold	$—	$215	$587	$1,235

Servicing rights recorded on SBA loans sold:	$—	$53	$223	$584

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 6.	LOANS—CONTINUED

Unfunded Loan Commitments and Letters of Credit

As of December 31, 2010, the contractual commitments for unfunded commitments and letters of credit are as follows:

	Successor Company
	December 31, 2010
	Total	Less than one year	One to three years	Three to five years	More than five years
	(dollars in thousands)
Unfunded Commitments	$533,237	$149,067	$47,451	$85,723	$250,996
Standby letters of credit and financial guarantees	70,809	20,102	26,224	14,382	10,101

Total	$604,046	$169,169	$73,675	$100,105	$261,097

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

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. At December 31, 2010, the maximum undiscounted future payments that the Company could be required to make were $70.8 million. Approximately 28.4% of these arrangements mature within one year. The Company generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized by the same types of assets used as loan collateral, however several are unsecured.

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

The Company has exposure to loan losses from unfunded loan commitments and letters of credit. Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding. Loan losses related to these commitments are not included in the allowance for loan losses reported in Note 8, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements; instead, they are accounted for as a separate loss contingency or reserve as a liability within other liabilities on the Company’s Balance Sheets. The reserve for the unfunded loan commitments and letters of credit was $32,000 at December 31, 2010. The reserve for off-balance sheet commitments is attributable to the unfunded loan commitments made after the Transaction Date. All

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 6.	LOANS—CONTINUED

unfunded commitments at the Transaction Date were fair valued as part of the purchase accounting adjustments and therefore no further reserve for off-balance sheet commitments is required for the loan commitments made through the Transaction Date.

The table below summarizes the reserve for unfunded loan commitments.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Beginning balance	$19,000	$16,259	$8,014	$1,107
Purchase accounting adjustment	(19,000)	—	—	—
Additions/(reductions), net	32	2,741	8,245	6,907

Balance	$32	$19,000	$16,259	$8,014

Concentration of Lending Activities

The Company monitors concentrations within four broad categories: industry, geography, product, and collateral.

The Company’s lending activities are primarily conducted in the market areas where the Company has branch offices in the state of California and therefore has a concentration of loans in the central coast of California. From time-to-time, the Company has originated or purchased loans on properties in other states.

With respect to collateral, the Bank has a concentration of loans collateralized by real estate, but there is some diversity in the type of real estate collateral. Collateral for real estate secured loans include 1-4 units of single family residential, multi family residential, and commercial buildings of various types. At December 31, 2010, commercial real estate loans comprised 46.4% of the Company’s loan portfolio but diversified among types of property and types of commercial businesses.

The Company has a diversity of products it provides to customers. The Community and Commercial Banking segment serves consumers and small businesses by offering lines of credit, equity lines and loans, automobile loans, residential mortgage loans and debit card processing. This segment also serves large business customers with traditional commercial lending products such as commercial and commercial real estate loans, lines of credit, letters of credit, asset based lending, foreign exchange services and treasury management.

Related Parties

In the ordinary course of business, the Company has extended credit to directors and executive officers of the Company. These related party loans totaled $17.3 million and $37.3 million at December 31, 2010 and 2009, respectively. At December 31, 2010, the maturities of the related party loans ranged from approximately 1 to 25 years. Such loans are subject to ratification by the Board of Directors, exclusive of the borrowing director. Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to non-related party borrowers of similar credit worthiness.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 7.	PURCHASED CREDIT IMPAIRED POOLS

As discussed in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements, the Company has classified all of the loans acquired on the Transaction Date as purchased credit impaired loans and pooled the purchased loans into pools of loans which have similar risk characteristics. Purchased credit impaired loans which have revolving lines of credit are referred to as PCI Revolving Pools while the remainder of the loans purchased are referred to as PCI Term Pools.

The following table summarizes all of the loans purchased on the Transaction Date.

	Successor Company
	PCI Term Pools	PCI Revolving Pools	Total
	(dollars in thousands)
Contractually required payments including interest	$7,420,077	$1,021,793	$8,441,870
Difference related to credit	(3,085,362)	(328,584)	(3,413,946)

Cash flows expected to be collected	4,334,715	693,209	5,027,924
Difference related to interest	(928,294)	(79,540)	(1,007,834)

Fair value	$3,406,421	$613,669	$4,020,090

The contractual principal and interest payments by loan type at the Transaction Date for the PCI Term Pools are as follows:

Successor Company
(dollars in thousands)	2010
Contractually required payments receivable of PCI Term Pools purchased during the year:
Commercial	$4,194,261
Consumer	3,225,816

$7,420,077

Cash flows expected to be collected for PCI Term Pools at acquisition:	$4,334,715
Fair value of PCI Term Pools at acquisition:	$3,406,421

The following table summarizes the accretable yield or income expected to be collected for PCI Term Pools purchased:

(dollars in thousands)	Successor Company
Beginning balance	$—
Accretable yield for new loans purchased	928,294
Accretion of income	(66,396)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at December 31, 2010	$861,898

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 7.	PURCHASED CREDIT IMPAIRED POOLS—CONTINUED

The following table summarizes the balance of PCI Term Pools:

Successor Company
(dollars in thousands)	December 31, 2010
Real estate:
Residential—1 to 4 family	$814,770
Multi family	252,379
Commercial	1,718,029
Construction	227,424
Revolving—1 to 4 family	5,451
Commercial loans	115,799
Consumer loans	34,491
Other loans	9,458

Total PCI term pools—carrying balance	$3,177,801

Total PCI term pools—unpaid principal balance	$3,494,683

The following table summarizes the balance of the PCI Revolving Pools:

Successor Company
(dollars in thousands)	December 31, 2010
Real estate:
Residential—1 to 4 family	$75,056
Multi family	2,132
Commercial	27,560
Construction	7,413
Revolving—1 to 4 family	274,065
Commercial loans	148,350
Consumer loans	25,067
Other loans	7,669

Total PCI Revolving Pools—carrying balance	$567,312

Total PCI Revolving Pools—unpaid principal balance	$668,988

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 8.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table summarizes the allowance for loan and lease losses.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Balance, beginning of period	$282,632	$272,852	$140,908	$44,843
Purchase accounting adjustment	(282,632)	—	—	—
Loans charged-off (1)	(96)	(167,979)	(228,261)	(107,373)
Recoveries on loans previously charged-off	26	9,813	9,437	7,691

Net charge-offs	(70)	(158,166)	(218,824)	(99,682)

Provision for loan losses	590	171,583	352,398	196,567
Adjustments from loan sales	—	(3,637)	(1,630)	(820)

Balance, end of period	$520	$282,632	$272,852	$140,908

(1)	For PCI loans, charge-offs are only recorded to the extent that losses exceed the purchase accounting estimates.

As disclosed in Note 1, “Summary of Significant Accounting Policies”, the Investment Transaction significantly impacted the Bank’s allowance for loan and lease losses (“ALLL”). As a result of the Investment Transaction and the application of the accounting guidance for business combinations, the ALLL for the loans purchased was required to be eliminated and the purchased loans were recorded at their fair value at the Transaction Date. Consequently, no allowance for loan loss is provided for PCI Loan Pools as of the Transaction Date.

Accordingly, the $282.6 million purchase accounting adjustment noted in the table above reflects the adjustment to the ALLL prior to the Transaction Date. The $520,000 of ALLL reported as of December 31, 2010 relates only to the Company’s estimate of credit losses inherent in the $16.4 million of loans originated after the Transaction Date.

Management anticipates that the actual cash flows for each individual loan within the pool will differ each quarter from the estimate calculated at the Transaction Date. Management expects that cash flows from some of the loans within the pool will exceed the estimate prepared for them and some will be less than the estimate. However, from the Transaction Date forward, the pooled loans are accounted for as if they are single assets, and only if the cash flows for the entire pool are less than what was estimated at the Transaction Date, is an allowance established for the pool through recognition of an ALLL through a provision for loan loss. Periodically, the Company is required to analyze each loan pool’s actual cash flows and compare them to the expected cash flows which established the fair value at the Transaction Date. There was no ALLL established for PCI Term Pools or PCI Revolving Pools for the four months ended December 31, 2010.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 8.	ALLOWANCE FOR LOAN AND LEASE LOSSES—CONTINUED

The following table disaggregates the ALLL and the recorded investment of loans by impairment methodology at December 31, 2010.

	Successor Company
	Allowance for Loan and Lease Losses December 31, 2010
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$—	$—	$—
Collectively evaluated for impairment (2)	206	314	520
Acquired with deteriorated credit quality (3)	—	—	—
	$206	$314	$520

	Successor Company
	Recorded Investment of Loans December 31, 2010
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$—	$—	$—
Collectively evaluated for impairment (2)	2,553	13,851	16,404
Acquired with deteriorated credit quality (3)	2,461,779	1,283,334	3,745,113

	$2,464,332	$1,297,185	$3,761,517

(1)	Relates to loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20.
(2)	Relates to loans individually evaluated for impairment in accordance with ASC 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Relates to loans evaluated in accordance with ASC 310-30 or PCI Term Pools and ASC 310-20 or PCI Revolving Pools.

Nonperforming Loans

Nonperforming assets include nonaccrual loans, past due loans which are accruing interest, TDRs and OREO. The reporting for nonperforming assets was significantly impacted by the Investment Transaction as described in Note 1, “Summary of Significant Accounting Policies” and Note 7, “Purchased Credit Impaired Pools” of these Consolidated Financial Statements because all loans and OREOs were written down to their fair value at the Transaction Date.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 8.	ALLOWANCE FOR LOAN AND LEASE LOSSES—CONTINUED

The table below summarizes loans classified as nonperforming:

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
Nonaccrual loans:
Real estate:
Residential—1 to 4 family	$1,020	$37,889
Multi family	—	8,295
Commercial	452	48,442
Construction	—	136,309
Revolving—1 to 4 family	4,898	4,256
Commercial loans	5,369	51,265
Consumer loans	224	4,561
Other loans	963	98

Total nonaccrual loans	12,926	291,115

Loans past due 90 days or more on accrual status:
Real estate:
Residential—1 to 4 family	—	6
Multi family	—	—
Commercial	375	9,182
Construction	255	320
Revolving—1 to 4 family	—	—
Commercial loans	6,945	4,783
Consumer loans	—	3,241
Other loans	335	—

Total Loans past due 90 days or more on accrual status	7,910	17,532

Troubled debt restructured loans:
Real estate:
Residential—1 to 4 family	875	18,593
Commercial	—	32,145
Construction	—	22,406
Revolving—1 to 4 family	172	192
Commercial loans	—	15,493
Consumer loans	—	206
Other loans	—	94

Total Troubled debt restructured loans	1,047	89,129

Total nonperforming loans	$21,883	$397,776

At December 31, 2010, all of the nonperforming loans reported in the table above are from the PCI Revolving Pools. All loans originated after the Transaction date are performing at December 31, 2010.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 8.	ALLOWANCE FOR LOAN AND LEASE LOSSES—CONTINUED

Aging of Past Due Loans

A majority of the loans held by the Company at December 31, 2010, have been pooled into PCI Term Pools and are not considered to be past due when reporting on a pooled basis in accordance with ASC 310-30. The following table provides the aging of past due loans on an individual loan basis at the net carrying amount at December 31, 2010. The difference between the unpaid principal balance and the carrying amount was allocated on a weighted average basis.

	Successor Company
	December 31, 2010
	Current	30-89 Days Past Due	90+ Days Past Due - Still Accruing	90+ Days Past Due - Nonaccrual	Total
	(dollars in thousands)
Loans originated after the Transaction Date:
Real estate:
Residential—1 to 4 family	$7,652	$—	$—	$—	$7,652
Multi family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Revolving—1 to 4 family	1,237	—	—	—	1,237
Commercial loans	2,553	—	—	—	2,553
Consumer loans	1,155	—	—	—	1,155
Other loans	3,776	31	—	—	3,807

	$16,373	$31	$—	$—	$16,404

PCI Revolving Pools:
Real estate:
Residential—1 to 4 family	$73,019	$1,910	$—	$127	$75,056
Multi family	2,132	—	—	—	2,132
Commercial	26,248	937	375	—	27,560
Construction	6,397	761	255	—	7,413
Revolving—1 to 4 family	267,689	4,486	—	1,890	274,065
Commercial loans	131,243	6,053	6,945	4,109	148,350
Consumer loans	24,323	685	—	59	25,067
Other loans	5,868	1,297	335	169	7,669

	$536,919	$16,129	$7,910	$6,354	$567,312

PCI Term Pools:
Real estate:
Residential—1 to 4 family	$767,231	$18,273	$29,266	$—	$814,770
Multi family	243,869	5,726	2,784	—	252,379
Commercial	1,589,908	21,988	106,133	—	1,718,029
Construction	131,473	10,658	85,293	—	227,424
Revolving—1 to 4 family	1,954	1,006	2,491	—	5,451
Commercial loans	83,808	7,062	24,929	—	115,799
Consumer loans	33,347	833	311	—	34,491
Other loans	8,160	121	1,177	—	9,458

	$2,859,750	$65,667	$252,384	$—	$3,177,801

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 8.	ALLOWANCE FOR LOAN AND LEASE LOSSES—CONTINUED

Classified and Nonclassified Loans

The following table summarizes classified and nonclassified loans as defined in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements. The amounts are reported at the net carrying amounts at December 31, 2010.

	Successor Company
	December 31, 2010
	Nonclassified	Classified	Total
	(dollars in thousands)
Loans Originated Since Transaction Date:
Real estate:
Residential—1 to 4 family	$7,652	$—	$7,652
Multi family	—	—	—
Commercial	—	—	—
Construction	—	—	—
Revolving—1 to 4 family	1,237	—	1,237
Commercial loans	2,553	—	2,553
Consumer loans	1,155	—	1,155
Other loans	3,723	84	3,807

Total loans	$16,320	$84	$16,404

The Company closely monitors and assesses credit quality and credit risk in the loan portfolio on an ongoing basis. Loan credit risk ratings and classifications of loans are reviewed and updated periodically. Large classified loans credit risk ratings are reviewed at a minimum on a quarterly basis as disclosed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements. At December 31, 2010, all of the PCI Term and Revolving Pools were considered to be non classified. PCI loan pools are classified based on the overall pool performance. The underlying individual loans, within each pool, may be classified based on individual loan performance.

Impaired Loans

Loans that had been classified as impaired loans prior to the Investment Transaction are no longer considered impaired because the impairment has already been recognized when the loans were fair valued based on the expected cash flows. All previously identified individual impaired loans are now part of a pool of loans which are all considered performing.

The table below summarizes the impaired loan information reported within the loans held for investment.

	Successor Company	Predecessor Company

(dollars in thousands)	December 31, 2010	December 31, 2009

Impaired loans with specific valuation allowance	$—	$84,616
Valuation allowance related to impaired loans	—	(17,544)
Impaired loans without specific valuation allowance	—	210,115

Impaired loans, net	$—	$277,187

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 8.	ALLOWANCE FOR LOAN AND LEASE LOSSES—CONTINUED

The valuation allowance amounts disclosed above are included in the ALLL reported in the balance sheets of these Consolidated Financial Statements. A majority of the impaired loans are in a nonaccrual status at December 31, 2009, as disclosed in the table above.

The table below summarizes interest income received and recognized for impaired loans.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008

Average investment in impaired loans for the period	$—	$375,064	$223,633	$129,922

Interest recognized and interest income recognized using a cash basis of accounting was not material during the periods presented in the table above.

There was no foregone interest for the four months ended December 31, 2010. The foregone interest for the eight months ended August 31, 2010, was $18.9 million. The foregone interest for the twelve months ended December 31, 2009 and 2008, was $17.5 million and $10.6 million, respectively.

NOTE 9.	PREMISES AND EQUIPMENT

The following table summarizes the premises and equipment at December 31, 2010 and 2009:

	Successor Company	Predecessor Company

(dollars in thousands)	December 31, 2010	December 31, 2009

Land	$9,636	$5,492
Buildings and improvements	35,065	37,806
Leasehold improvements	20,392	39,606
Furniture, fixtures and equipment	9,607	35,655
Developed software	1,183	34,620

Total cost	75,883	153,179

Less: accumulated depreciation and amortization	(4,418)	(81,245)

Premises and equipment, net	$71,465	$71,934

As part of the purchase accounting adjustment, premises and equipment were recorded at fair value and any accumulated depreciation was eliminated at the Transaction Date. There was no capitalized interest expense for any of the periods reported in the Consolidated Statements of Operations. Developed software represents the accumulated balance of developed or modified software and primarily relates to the Company’s core accounting and retail delivery systems. Developed software costs net of accumulated depreciation was $79 thousand and $3.8 million as of December 31, 2010 and 2009.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 9.	PREMISES AND EQUIPMENT—CONTINUED

Depreciation expense for premises and equipment was $4.4 million, $10.2 million, $18.1 million, and $20.8 million for the four months ended December 31, 2010, the eight months ended August 31, 2010, and the years ended December 31, 2009 and 2008, respectively. Developed software depreciation expense was $1.1 million, $2.5 million, $5.0 million, and $8.3 million for the four months ended December 31, 2010, the eight months ended August 31, 2010, and the years ended December 31, 2009 and 2008, respectively.

Lease Obligations

The following table shows the contractual lease obligations of the Company at December 31, 2010:

	Successor Company					Predecessor Company
	December 31, 2010
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total	December 31, 2009

Non-cancelable leases	$12,199	$20,772	$14,211	$53,968	$101,150	$92,373
Capital leases	767	1,673	2,086	29,837	34,363	35,110

Total lease obligations	12,966	22,445	16,297	83,805	135,513	127,483

Purchase accounting accretion	(1,234)	(1,593)	(1,297)	(4,447)	(8,571)	—

Total lease expense	$11,732	$20,852	$15,000	$79,358	$126,942	$127,483

The Company leases most of its office locations and substantially all of these office leases contain multiple five-year renewal options and provisions for increased rents, principally for property taxes and maintenance. At December 31, 2010, the minimum commitments under non-cancelable leases for the next five years and thereafter are shown in the above table. The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants. Sub-tenants leasing space from the Company under these operating leases are contractually obligated to the Company for approximately $1.4 million. Approximately 90% of these payments are due to the Company over the next three years. Total rental expense, net of sublease income, for premises included in noninterest expenses are $3.7 million in the four months ended December 31, 2010, $7.3 million for the eight months ended August 31, 2010, $11.6 million in 2009, and $12.6 million in 2008.

Additional disclosure regarding capital leases is in Note 17, “Long Term Debt and Other Borrowings” of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 10.	GOODWILL AND INTANGIBLE ASSETS

The $93.7 million of goodwill and intangible assets reported on the Consolidated Balance Sheet for December 31, 2010 is comprised of the following:

Successor Company

(dollars in thousands)	December 31, 2010

Goodwill	$21,672
Mortgage and other loan servicing rights (1)	3,065
Core deposit intangible	37,469
Customer relationship intangible	18,684
Trade name intangible	12,669
Other	141

Total	$93,700

(1)	Mortgage and other loan servicing rights are discussed in Note 12 “Mortgage and Other Loan Servicing Rights,” of these Consolidated Financial Statements.

Goodwill

Goodwill was recorded as a result of the Investment Transaction as disclosed in Note 2, “Business Combination—Investment Transaction” of these Consolidated Financial Statements.

Goodwill has been allocated by reporting segment as follows:

	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Balance beginning of year, Predecessor Company	$—	$—	$—	$—
Goodwill acquired through the Investment Transaction	19,152	2,520	—	21,672

Balance end of year, Successor Company	$19,152	$2,520	$—	$21,672

In previous years, the Company had recognized goodwill and several other intangible assets from earlier acquisitions and registered investment advisors. The goodwill from these transactions had been determined to be impaired and was written down by $22.1 million in the third quarter of 2008 and written off in the second quarter of 2009 by an impairment charge of $128.7 million. These actions were taken due to the following factors: i) current economic conditions in the Company’s markets, ii) the prolonged deterioration that has occurred throughout the banking and financial services industry and related valuations of such companies, including the Company’s, from a capital markets perspective, iii) the deteriorated condition of the Company as evidenced by continued current quarterly losses, and iv) requirements under the Bank’s agreement with the Office of the Comptroller of the Currency (the “OCC”) for increased capital levels which the Bank had not been able to achieve. The goodwill impairment testing was performed by Management with the assistance and input of a third party.

At December 31, 2010, the Company has not yet performed an annual goodwill impairment analysis since the Investment Transaction, and there has been no “triggering event” which has led Management to believe that goodwill might have become impaired in the four months since the Investment Transaction.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 10.	GOODWILL AND INTANGIBLE ASSETS—CONTINUED

Intangible Assets

The Company has five types of identifiable intangible assets: core deposit intangibles, customer relationship intangibles, trade name intangibles, non-compete intangibles, and mortgage and other loan servicing rights. All intangible assets are amortized over their estimated lives. The core deposit, the customer relationship, the trade name, and the non-compete intangibles are created when a company acquires another company. The loan servicing rights are created when loans are sold but the right to service the loans is retained by the seller. The core deposit intangibles, customer relationship intangibles, trade name intangibles, and non-compete intangibles are discussed in the remainder of this note and the loan servicing rights are discussed in the next note of these Consolidated Financial Statements.

Core Deposit Intangibles

Core deposit intangibles recorded in the Predecessor Company were created when the Company acquired other banks (First Bank of San Luis Obispo (“FBSLO”), Pacific Crest Capital, Inc. (“PCCI”), and San Juan Bautista). These intangibles were amortized over their estimated useful lives until the Investment Transaction. The purchase accounting for the Investment Transaction required that all deposits be evaluated together irrespective of whether they had been acquired in a previous acquisition or had been originated by the Company. The elimination of the prior core deposit intangibles and the recognition of the new intangible appear as “Purchase Accounting Adjustments” and “Additions”, respectively, in the following tables which summarize the changes in the core deposit intangibles by acquisition. The new core deposit intangible is being amortized over an estimated life of 10 years.

	PCBNA	San Juan Bautista	PCCI	FBSLO
	(dollars in thousands)
Predecessor Company:
Core deposit intangible:
Balance, December 31, 2007	$—	$17	$271	$3,234
Amortization	—	(9)	(162)	(1,179)

Balance, December 31, 2008	—	8	109	2,055
Amortization	—	(8)	(109)	(555)

Balance, December 31, 2009	—	—	—	1,500
Amortization	—	—	—	(370)

Balance, August 31, 2010	—	—	—	1,130

Investment Transaction:
Purchase accounting adjustment	—	—	—	(1,130)
Additions	39,779	—	—	—
Successor Company:

Balance, September 1, 2010	39,779	—	—	—
Amortization	(2,310)	—	—	—

Balance, December 31, 2010	$37,469	$—	$—	$—

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 10.	GOODWILL AND INTANGIBLE ASSETS—CONTINUED

Customer Relationship Intangibles

Customer relationship intangibles were created when the Company acquired MCM and REWA in 2006 and 2008, respectively. Separate intangible assets were recorded for the customer relationship intangibles acquired with the acquisitions of REWA and MCM. The table below summarizes the activity in the customer relationship intangible. The prior customer relationship intangibles were re-valued in the purchase accounting for the Investment Transaction and new intangibles were recorded for the new estimated fair value. In addition to the new intangibles for the two investment management subsidiaries, a new customer relationship intangible was established for the value of the customer relationships relating to PCBNA’s Trust Division. The elimination of the prior customer relationship intangibles and the recognition of the new intangibles appear as “Purchase Accounting Adjustments” and “Additions”, respectively, in the following tables which summarize the changes in the customer relationship intangibles by acquisition. The customer relationship intangibles are amortized based on estimated undiscounted cash flows over a period of approximately 13 years.

	TRUST	MCM	REWA
	(dollars in thousands)
Predecessor Company:
Customer relationship intangible:
Balance, December 31, 2007	$—	$2,221	$—
Additions	—	—	2,560
Amortization	—	(490)	(712)

Balance, December 31, 2008	—	1,731	1,848
Amortization	—	(261)	(219)

Balance, December 31, 2009	—	1,470	1,629
Amortization	—	(113)	(117)

Balance, August 31, 2010	$—	$1,357	$1,512

Investment Transaction:
Purchase accounting adjustment	$—	$(1,357)	$(1,512)
Additions	12,390	4,172	2,708
Successor Company:

Balance, September 1, 2010	12,390	4,172	2,708
Amortization	(383)	(121)	(82)

Balance, December 31, 2010	$12,007	$4,051	$2,626

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 10.	GOODWILL AND INTANGIBLE ASSETS—CONTINUED

Trade Name Intangibles

In the purchase accounting for the Investment Transaction, the Company recorded intangible assets for the value of its trade names. These included the names for its bank brands and the two investment management firms, MCM and REWA. The total amount recorded was $12.7 million with $12.5 million relating to the Company’s primary bank brand name, Santa Barbara Bank & Trust. Consistent with its stated plans to phase out the use of its other bank brand names, the amortization period for the other brands is two to three years. Amortization expense for the other brands in the four months ended December 31, 2010 was $68,000. The brand name of Santa Barbara Bank & Trust is expected to be used indefinitely and is not being amortized.

	SBB&T	MCM	REWA	Other
	(dollars in thousands)
Predecessor Company:
Trade name intangible:
Balance, December 31, 2009	$—	$—	$—	$—
Additions	—	—	—	—

Balance, August 31, 2010	$—	$—	$—	$—

Investment Transaction:
Additions	$12,471	$49	$29	$188
Successor Company:

Balance, September 1, 2010	12,471	49	29	188
Amortization	—	(4)	(3)	(61)

Balance, December 31, 2010	$12,471	$45	$26	$127

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 10.	GOODWILL AND INTANGIBLE ASSETS—CONTINUED

Non-compete Intangibles

With the purchase of REWA in January 2008, a separate intangible for the non-compete agreements of $220,000 was recorded with amortization of $21,000, $32,000 and $31,000 for the eight months ended August 31, 2010 and the twelve months ended December 31, 2009 and 2008, respectively. This intangible asset was eliminated in the purchase accounting for the Investment Transaction and new intangible assets totaling $158,000 for the value of non-compete agreements with the management of both REWA and MCM were recorded. These intangibles are being amortized over a period of 40 months and $17,000 of amortization has been recognized in the four months ended December 31, 2010.

	MCM	REWA
	(dollars in thousands)
Predecessor Company:
Non-compete intangible:
Balance, December 31, 2007	$—	$—
Additions	—	220
Amortization	—	(31)

Balance, December 31, 2008	—	189
Amortization	—	(32)

Balance, December 31, 2009	—	157
Amortization	—	(21)

Balance, August 31, 2010	$—	$136

Investment Transaction:
Purchase accounting adjustment	$—	$(136)
Additions	45	113
Successor Company:

Balance, September 1, 2010	45	113
Amortization	(4)	(13)

Balance, December 31, 2010	$41	$100

Below is a summary of estimated amortization expense for all amortizing intangible assets over the next five years and thereafter. Goodwill and the SBB&T trade name intangible are not amortized, therefore, not included in the following table

Year	(dollars in thousands)

2011	$8,293
2012	6,968
2013	6,328
2014	5,838
2015	5,177
Thereafter	23,888

Total	$56,492

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 11.	OREO

A summary of the OREO by loan type is as follows:

	Successor Company	Predecessor Company

(dollars in thousands)	December 31, 2010	December 31, 2009

OREO:
Real estate:
Residential - 1 to 4 family	$12,254	$4,657
Multi family	444	494
Commercial	5,816	7,177
Construction	21,743	26,002
Revolving - 1 to 4 family	282	123
Commercial loans	228	810

Total OREO	$40,767	$39,263

Below is a summary of the OREO valuation allowance activity over the last three years.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008

Beginning balance	$2,660	$4,801	$—	$—
Purchase accounting valuation adjustment	(2,660)	—	—	—
Additions	153	3,186	6,078	—
Sales	(19)	(5,327)	(1,277)	—

Ending balance	$134	$2,660	$4,801	$—

NOTE 12.	MORTGAGE AND OTHER LOAN SERVICING RIGHTS

The table below summarizes the activity in the Company’s loan servicing rights.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008

Balance beginning of period	$3,801	$4,533	$3,722	$4,294
Purchase accounting adjustment	(418)	—	—	—
Additions, through mortgage loan sales	67	227	1,715	1,519
Additions, through SBA loan sales	—	53	223	584
Mortgage servicing rights amortized	(303)	(492)	(593)	(716)
SBA servicing rights amortized	(72)	(486)	(245)	(464)
Valuation adjustment	(10)	(34)	(289)	(1,495)

Balance end of period	$3,065	$3,801	$4,533	$3,722

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 12.	MORTGAGE AND OTHER LOAN SERVICING RIGHTS—CONTINUED

Successor Company

During the four months ended December 31, 2010, the Company sold $81.8 million of residential real estate loans. In the same period, the Company sold no SBA loans.

As of December 31, 2010, the Company serviced for investors $430.5 million of mortgage loans and $68.8 million of SBA loans. The right to service these loans was retained and the Company recorded servicing rights assets as reported in the table above.

Predecessor Company

For the eight months ended August 31, 2010, the Company sold $106.0 million of residential real estate loans and $4.4 million of SBA loans. During 2009 and 2008, the Company sold $296.1 million and $130.8 million, respectively, of residential real estate loans. In the same years, the Company sold $14.0 million and $38.5 million of SBA loans as described in Note 6, “Loans” of these Consolidated Financial Statements. The right to service these loans was retained and the Company recorded servicing rights assets as reported in the table above.

For the eight months ended August 31, 2010, the Company serviced for investors $481.4 million of mortgage loans and $72.7 million of SBA loans. As of December 31, 2009, the Company serviced for investors $494.5 million of mortgage loans and $91.3 million of SBA loans. In October 2008, the Company sold two branches and included $30.4 million of loans as part of the sale as disclosed in Note 6, “Loans” of these Consolidated Financial Statements. The servicing rights recognized for servicing these loans are included in additions through mortgage loan sales in the table above.

As disclosed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements, Management has elected to carry servicing rights at the lower of amortized cost or fair value.

	Successor Company		Predecessor Company
	December 31, 2010		December 31, 2009		December 31, 2008
(dollars in thousands)	Mortgage Loans	SBA Loans	Mortgage Loans	SBA Loans	Mortgage Loans	SBA Loans
Fair value of servicing rights	$3,107	$1,162	$3,928	$1,297	$2,290	$1,489
Discount rates used in estimating fair value	10.0%	12.7%	10.0%	11.3%	10.3%	15.2%
Estimated prepayment rates	20.9%	10.4%	19.1%	14.4%	36.8%	17.8%

Additional information regarding the sale of loans is described in Note 6, “Loans” of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 13.	DEFERRED TAX ASSETS AND TAX PROVISION

The components of income tax expense (benefit) for the four months ended December 31, 2010, the eight months ended August 31, 2010, and the twelve months ended December 31, 2009 and 2008 were as follows:

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Continuing Operations:
Federal:
Current	$—	$(1,446)	$(72,601)	$(13,575)
Deferred	—	(2,979)	44,671	(37,076)

Total Federal	—	(4,425)	(27,930)	(50,651)

State:
Current	—	719	(9,129)	(2,203)
Deferred	—	(1,035)	18,236	(13,142)

Total State	—	(316)	9,107	(15,345)

Total tax (benefit)/provision on continuing operations	$—	$(4,741)	$(18,823)	$(65,996)

Reduction in taxes payable associated with exercises of stock options	$—	$—	$—	$(52)
Tax credits included in the computation of the tax provision	$(4,000)	$—	$(6,014)	$(6,200)
Discontinued Operations:
Current
Federal	$—	$—	$19,045	$35,200
State	—	—	6,615	12,226

Total tax provision for discontinued operations	$—	$—	$25,660	$47,426

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 13.	DEFERRED TAX ASSETS AND TAX PROVISION—CONTINUED

The reconciliations of the federal statutory income tax rate to the Company’s effective income tax rate for the four months ended December 31, 2010, the eight months ended August 31, 2010, and the twelve months ended December 31, 2009 and 2008 were as follows:

	Successor Company	Predecessor Company
	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Federal income tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Valuation allowance	(21.0)	(40.6)	(30.7)	—
Goodwill impairment	—	—	(8.7)	(5.0)
Tax exempt income	(4.8)	1.8	1.1	3.1
State taxes, net	6.9	6.5	5.3	6.6
Tax credits	(15.5)	—	1.3	3.9
Transaction expenses	—	(2.6)	—	—
Other, net	(0.6)	2.6	0.7	(0.7)

Effective tax rate for continuing operations	—%	2.7%	4.0%	42.9%

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 13.	DEFERRED TAX ASSETS AND TAX PROVISION—CONTINUED

Significant components of the Company’s net deferred tax asset and liability at December 31, 2010 and 2009 are presented in the following table.

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
Deferred tax assets:
Allowance for loan losses	$206,916	$124,348
State net operating loss carryforward	28,922	15,603
Federal net operating loss carryforward	45,699	—
Low income housing credits	12,532	10,835
Nonaccrual loan interest	12,460	7,756
Goodwill and intangible amortization	2,443	6,247
Restricted stock compensation	4,657	4,250
Alternative minimum tax (“AMT”) credits	3,496	3,573
Lease liability (purchase accounting)	6,273	—
Other	34,057	25,345

Total deferred tax assets	357,455	197,957

Deferred tax liabilities:
FHLB stock	6,437	6,946
Loan costs	3,988	4,338
State taxes	27,162	18,186
Premium on securities (purchase accounting)	13,613	—
Core deposit intangible (purchase accounting)	17,176	—
Other	25,721	8,123

Total deferred tax liabilities	94,097	37,593

Net deferred tax asset before unrealized gains on securities, postretirement obligation & valuation allowance	263,358	160,364
Postretirement obligation	—	(4,816)
Unrealized gains on AFS securities	13,920	(7,666)

Net deferred tax asset before valuation allowance	277,278	147,882
Valuation allowance	(277,278)	(145,888)

Net deferred tax asset	$—	$1,994

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. The deferred tax assets, net of valuation allowance, totaled zero and $2.0 million as of December 31, 2010 and 2009, respectively. Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income. The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if Management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 13.	DEFERRED TAX ASSETS AND TAX PROVISION—CONTINUED

For the three year period ended December 31, 2010, the Company is in a cumulative pretax loss position. For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company may not be able to realize some portion of the deferred tax assets in the future. The Company’s cumulative pretax loss position was caused by the large amount of loan losses resulting from the weak housing and credit market conditions, which deteriorated dramatically during 2009. Additional credit losses were taken in the eight months ended August 31, 2010.

During the second quarter of 2009, Management concluded that it was more likely than not that the Company would not generate sufficient future taxable income in the foreseeable future to realize all of the Company’s deferred tax assets. Management’s conclusion was based on the consideration of the relative weight of the available evidence, including the rapid deterioration of market conditions discussed above and the uncertainty of future market conditions on the Company’s results of operations. As a result, the Company has maintained a full valuation allowance against the deferred tax asset because of the uncertainty regarding when the Company will generate sufficient taxable income to utilize the future tax benefit. As of December 31, 2010, the amount of the valuation allowance is $277.3 million. Management continues to assess the impact of Company performance and the economic climate on the realizability of its net deferred tax asset on a quarterly basis. The Company recognized a tax receivable of $56.8 million for the amount that it estimated could be recovered through a carryback of net operating losses. The tax receivable for the carrybacks is included in other assets.

As of December 31, 2010, the Company had $130.6 million and $266.8 million of federal and state net operating loss carryforwards that expire at various times starting in 2030. The Company also had $12.3 million of federal tax credit carryforwards that expire in various years starting in 2029, $208,000 of California tax credit carryforwards with an indefinite carryforward period and $3.5 million of alternative minimum tax credit carryforwards that have an indefinite carryforward period. As a result of the Investment Transaction, the Company incurred an ownership change under Section 382 of the Internal Revenue Code. The ownership change will limit the amount of certain items of the net deferred tax asset including net operating losses and credit carryforwards. The Company adopted the accounting guidance for Accounting for Uncertainty in Income Taxes on January 1, 2007. This guidance provides the accounting and disclosure for uncertainty in tax provisions and for the recognition and measurement related to the accounting for income taxes. At December 31, 2010, 2009, and 2008, Management concluded that there were no significant uncertain tax positions requiring recognition in the Company’s Consolidated Financial Statements. As a result, the Company did not recognize any adjustment in the liability for unrecognized tax benefits that impacted the beginning retained earnings.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. In February 2009, the IRS completed an audit of the Company’s 2006 Federal tax return. The audit resulted in no change to the Company’s 2006 Federal tax liability. In 2008, the California Franchise Tax Board (“FTB”) commenced a limited audit of amended returns filed by the Company for the 2003 and 2004 tax years. The amended returns were filed to claim a deduction for enterprise zone loan interest not claimed on the original returns and the audit pertains only to the enterprise zone loan interest deductions. In addition, the FTB is auditing the enterprise zone loan interest deductions claimed on the Company’s original 2005 and 2006 California tax returns. The Company has also been notified by the FTB of its intent to audit the Company’s 2007 and 2008 returns after completion of the audit of the prior years.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 13.	DEFERRED TAX ASSETS AND TAX PROVISION—CONTINUED

The Company does not believe that the FTB audit will result in material changes to its California tax liability for the years under audit or that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company remains open to audit by the IRS for the 2007, 2008 and 2009 tax years and by various state taxing authorities for 2004 – 2009 tax years.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to financial results. In the event the Company has an assessment from a taxing authority, any resulting interest and penalties are recognized as a component of income tax expense.

The Company allocates tax expense between the parent company and its subsidiaries based on Federal banking law and regulation. The parent only statement of operations is presented in Note 30, “Pacific Capital Bancorp (Parent Company Only Financials),” of these Consolidated Financial Statements.

NOTE 14.	DERIVATIVE INSTRUMENTS

The Company has entered into interest rate swap agreements with customers to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company entered into offsetting interest rate swap agreements with other financial institutions to mitigate the Company’s interest rate risk exposure associated with the swap agreements with its customers. At December 31, 2010, the Company had swaps with matched terms with an aggregate notional amount of $138.6 million and a fair value of $10.7 million. The fair values of these swaps are recorded as other assets and other liabilities in the Company’s balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s statement of operations. Because of the matched terms of the swaps with customers and with other financial institutions, the adjustments for the change in fair value offset each other.

Swap agreements with customers are secured by the collateral arrangements for the underlying loans these customers have with the Company. Nonetheless, the Company may suffer a loss if the collateral has decreased in value since the swap was originated and the value of the collateral is insufficient to cover both the loan and the swap. The Company provides for these losses through the establishment of a reserve account in other liabilities much like the reserve established for potential losses from off-balance sheet commitments. For the four months ended December 31, 2010, the eight months ended August 31, 2010 and the twelve months ended December 31, 2009 and 2008, the Company recorded charges of $173,000, $675,000, $1.3 million and $92,000, respectively in noninterest expense in its statement of operations to increase the reserve to address the risk of default by customers on their swaps.

During the second quarter of 2008, a customer defaulted on its monthly swap payments to the Company. The loss to the Company of $627,000 for the fair value of the swap was charged against the reserve. In addition, this caused the Company to be left with a swap agreement from another financial institution with a notional amount of $6.9 million that was no longer matched with a corresponding swap with the customer. Rather than hold the swap and incur interest rate risk, this unmatched swap agreement with the other institution was terminated in June 2009 at an expense of $1.1 million. At December 31, 2010, all outstanding swaps were matched.

During the third quarter of 2008, the Company entered into $50.0 million of U.S. Treasury futures contracts in order to economically hedge the exposure to changes in value of MBS. The future contracts

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 14.	DERIVATIVE INSTRUMENTS—CONTINUED

were not renewed when they matured in April 2009. The futures contracts required daily settlement based on their fair value. The Company accounted for these futures as trading assets or liabilities with all changes in fair value recorded in net gains (losses) on securities in the statement of operations. For the year ended December 31, 2009 and 2008, the Company recognized $402,000 and $4.9 million, respectively in losses associated with these futures contracts.

NOTE 15.	DEPOSITS

The table below summarizes deposits by type, including purchase accounting adjustments:

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
Noninterest bearing deposits	$1,099,260	$1,076,916
Interest bearing deposits:
NOW accounts	936,728	938,336
Money market deposit accounts	314,362	287,271
Other savings deposits	434,896	353,712
Time certificates of $100,000 or more	1,047,869	1,494,203
Other time deposits	1,073,673	1,223,381

Total deposits	$4,906,788	$5,373,819

Of the total deposits at December 31, 2010, $4.31 billion may be either immediately withdrawn or matures within 1 year, $539.8 million matures within 1 to 3 years, $53.5 million matures within 3 to 5 years, and $880 thousand matures in more than 5 years. The preceding statement is based on contractual maturities, but certificates of deposit are the only deposits which have a specified contractual maturity. For purposes of modeling the Company’s interest rate risk, other deposits are assumed to have one day to one year sensitivity to changes in market interest rates, but a duration of approximately seven years.

As of December 31, 2010, the Company had $184.8 million of securities pledged as collateral for the Bank’s Local Agency deposits.

NOTE 16.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 16.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED—CONTINUED

The following table summarizes repurchase agreements and federal funds purchased.

	Repurchase Agreements
	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Weighted average interest rate at end of period	2.79%	2.47%	3.54%	3.31%
Weighted average interest rate for the period end	1.64%	2.61%	3.06%	3.39%
Average outstanding balance	$322,755	$310,012	$330,274	$343,509
Total balance at end of period	$319,737	$322,825	$314,231	$342,157
Maximum outstanding at any month-end	$321,544	$322,825	$338,327	$381,590
Interest expense	$1,770	$5,389	$10,119	$11,658

	Federal Funds Purchased
	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Weighted average interest rate at end of period	0.13%	0.13%	0.13%	0.00%
Weighted average interest rate for the period end	0.13%	0.13%	0.24%	2.79%
Average outstanding balance	$2,687	$3,997	$6,708	$50,901
Total balance at end of period	$1,500	$3,000	$7,900	$—
Maximum outstanding at any month-end	$4,400	$7,500	$11,500	$561,500
Interest expense	$1	$3	$16	$1,418

NOTE 17.	LONG TERM DEBT AND OTHER BORROWINGS

The following table summarizes long term debt and other borrowings:

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
Other short term borrowings:
Amounts due to the Reserve Bank	$5,831	$6,484
Federal Home Loan Bank advances	—	20,000

Total short term borrowings	5,831	26,484

Long term debt:
Federal Home Loan Bank advances	—	1,079,493
Subordinated debt issued by the Bank	44,409	121,000
Subordinated debt issued by the Company	51,188	69,426

Total long term debt	95,597	1,269,919

Total long term debt and other short term borrowings	101,428	1,296,403

Obligation under capital lease	19,586	15,425

Total long term debt and other borrowings	$121,014	$1,311,828

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 17.	LONG TERM DEBT AND OTHER BORROWINGS—CONTINUED

Other Short Term Borrowings

Other short term borrowings include short term advances from the FHLB and TT&L deposits collected from customers. The TT&L deposits are held at the Bank until the funds are requested by the Reserve Bank. There were no short term advances from the FHLB outstanding as of December 31, 2010.

The following table summarizes additional information for other short term borrowings

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Weighted average interest rate at end of period	0.00%	0.00%	0.20%	0.00%
Weighted average interest rate for the period	0.00%	0.10%	0.43%	2.51%
Average outstanding balance (1)	$3,725	$7,171	$47,825	$108,023
Total balance at end of period (1)	$5,831	$3,374	$26,484	$2,920
Maximum outstanding at any month-end	$5,831	$25,087	$165,916	$372,805
Interest expense	$—	$5	$206	$2,741

(1)

Included in the balances are TT&L funds from customers on behalf of the U.S. Treasury. The funds received and held for TT&Ls do not incur interest expense, therefore no interest expense or rates are disclosed for these borrowings in the table, above.

Federal Home Loan Bank Advances

As a member of FHLB the Company has established a credit line. The borrowing capacity is determined based on the amount of collateral pledged to the FHLB. During September 2010, a majority of the FHLB advances were repaid from the additional cash retained to maintain liquidity up until the Investment Transaction. The remainder of the FHLB advances matured by December 31, 2010 and therefore there is no balance outstanding at December 31, 2010.

At December 31, 2009 there were $1.10 billion in outstanding advances. Of this amount, there were $372.0 million in advances with scheduled maturities of 1 year or less, $357.3 million maturing in 1 to 3 years, and $370.2 million maturing in more than 3 years with a total weighted average rate of 3.51% and maturity dates ranging from 2010 to 2031.

Subordinated Debt Issued by the Bank

As a condition to and concurrent with the Investment Transaction, the Company offered to repurchase the Bank’s subordinated debt. Of the $121.0 million outstanding before the Investment Transaction, cash tender offers on August 31, 2010 were completed for $50.0 million in aggregate principal amount of the Bank’s Subordinated Debenture due 2014 and $18.0 million in aggregate principal amount of the Bank’s 9.22% Subordinated Bank Notes due 2011, in each case at a purchase price of $650 per $1,000 in principal amount of such securities. Additional capital of $24.0 million was recorded in retained earnings for the cash tender in the Predecessor Company since the cash tender offer was a condition of the Investment Transaction

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 17.	LONG TERM DEBT AND OTHER BORROWINGS—CONTINUED

In the purchase accounting for the Investment Transaction, the Company used the discounted repurchase price at which it retired the debt to value the remaining subordinated debt. This discount was $10.3 million. The discount is being accreted over the remaining lives of the individual issues of subordinated debt. During the four months ended December 31, 2010, $1.7 million of the discount has been accreted as interest expense above the coupon rates on the debt. The Bank is current on all payments related to the subordinated debt as of December 31, 2010.

The table below summarizes the subordinated debt issued and outstanding by the Bank.

Amount Owed		Fixed Rate	Maturity	Par Call Date
(dollars in thousands)
$18,000		9.220%	2011	None
35,000	(1)	Variable	2013	Quarterly

$53,000	(2)

(1)	The $35.0 million of subordinated debt above maturing in 2013 has a variable interest rate which re-prices every three months based on the 90 day LIBOR rate plus 2.60%.
(2)	Amounts shown exclude purchase accounting adjustments and represent only contractual obligations requiring repayment.

Subordinated debt issued by the Bank qualifies as Tier 2 capital for the Bank and the Company which impacts the computation of capital ratios as discussed in Note 23, “Regulatory Capital Requirements” of these Consolidated Financial Statements. However, the amount of subordinated debt qualifying as Tier 2 capital is reduced in each of the last five years of the term of the debt in accordance with the regulatory guidance for the computation of capital ratios. Of the $44.4 million in subordinated debt shown in the table above as of December 31, 2010, $11.3 million qualified as Tier 2 capital for regulatory purposes.

Subordinated Debt Issued by the Company

This subordinated debt was issued through business trusts which in turn issued trust preferred securities in conjunction with issuing the debt to the Company. The first three subordinated debt instruments below were issued by PCCI prior to its acquisition by PCBC. The fourth instrument was issued by PCBC. This subordinated debt qualifies as Tier 1 capital for PCBC and because in each case the proceeds from the debt were contributed to the respective subsidiary bank as additional paid-in capital, the debt also qualifies as Tier 1 capital for the Bank.

In the second quarter of 2009, the Company elected to defer regularly scheduled interest payments on the junior subordinated debt related to the trust preferred securities. The respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period the Company may not make any payment on outstanding debt obligations that rank equally with or are junior to the junior subordinated notes relating to these trust preferred securities. Before the payments necessary to bring interest payments current can be made, approval must be obtained from the Reserve Bank.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 17.	LONG TERM DEBT AND OTHER BORROWINGS—CONTINUED

The Company is required to defer regularly scheduled interest payments on the junior subordinated debt related to the trust preferred securities due to a Written Agreement with the Reserve Bank entered into on May 11, 2010 as disclosed on Note 28, “Regulatory Matters” of these Consolidated Financial Statements. The Written Agreement restricts the payment of any interest or principal on subordinated debt or trust preferred securities and several other activities without the prior approval of the Reserve Bank.

As a condition to and concurrent with the Investment Transaction, the Company offered to repurchase this debt as it did with the Bank’s subordinated debt. None of the holders of this debt tendered their securities. The tender of this debt as a condition to the Investment Transaction was waived by the Investor. The reduction in the carrying amount of this debt from the balance at December 31, 2009 is due to an $18.2 million discount recognized in the purchase accounting for the Investment Transaction to recognize its fair value. This discount is being accreted over the lives of the individual issues. During the four months ended December 31, 2010, $118,000 was accreted as interest expense above the coupon rates on the debt.

The subordinated debt issued by the Company is summarized in the table below.

Owed to	Amount Owed		Initial Fixed Rate	Maturity	Call Date	Spread over LIBOR if not called
	(dollars in thousands)
PCC Trust I	$13,750		6.335%	2033	Quarterly	3.25%
PCC Trust II	6,190		6.580%	2033	Quarterly	3.15%
PCC Trust III	10,310		6.800%	2033	Quarterly	3.10%
PCBC Trust I	39,176		7.189%	2036	9/15/2011	1.70%

	$69,426	(1)

(1)	Amounts shown exclude purchase accounting adjustments and represent only contractual obligations requiring repayment.

Capital Lease

At December 31, 2010, the Company had two capital leases for a total obligation under the capital leases of $19.6 million. Included in the carrying value of capital leases is the unamortized liability of $3.8 million at December 31, 2010. One of these relates to a property in which one of the Company’s branches is located. The other is a property in which the Company’s Trust segment has its primary office.

In July 2009, the Company assigned the first of these outstanding capital leases to a third party; however, the Company retained an obligation to ensure the capital lease payments are made to the lessee over the remaining lease term of 28 years. Due to this obligation, the Company continues to record this capital lease on its consolidated balance sheet. At December 31, 2010, the accumulated amortization of the capital lease included in accumulated depreciation was $1.8 million; the implied interest rate was 5.89%; and the capital lease obligation was $10.3 million.

The second of the two capital leases was entered into in the first quarter of 2009 and requires the Company to make monthly payments through 2038. At December 31, 2010, the accumulated

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 17.	LONG TERM DEBT AND OTHER BORROWINGS—CONTINUED

amortization of the capital lease included in accumulated depreciation was $365,000; the implied interest rate was 8.9%; and the capital lease obligation was $5.5 million. Total lease payments were $687,000 for the year ended December 31, 2010. The lease provides for specific increases during its term. As of December 31, 2010, the total minimum sublease rent to be received under noncancelable subleases was $1.4 million.

Both of the above capital leases contain no significant restrictive covenants or triggering events as to the issuance of other debt or require payment in full prior to the scheduled maturity.

The revaluation at the time of the Investment Transaction indicated that the lease terms for these properties were higher than current market rates as of the Transaction Date and an additional liability of $3.9 million was recognized to record the fair value. This amount is being amortized over the terms of the leases as a reduction of net occupancy expense.

NOTE 18.	POSTRETIREMENT BENEFITS

Prior to December 2009

Through 2009, the Company provided employees who were eligible to retire from the Company with postretirement health care and dental benefit coverage. Prior to 1992, no liability was recorded for this and benefits were expensed as paid. When GAAP required the recognition of actuarial net present value of the benefits that had been earned to date by future retirees, the Company adopted the Retiree Health Plan and the Key Employee’s Retiree Health Plan, (the “Plans”). All eligible retirees were able to obtain health insurance coverage through one of the two plans. The coverage is provided through the basic coverage plan provided for current employees. Pursuant to the terms of the Plans, the Company’s Board of Directors could change the plans to reduce levels or eliminate benefits entirely at any time. In 1993, the Company started to provide funding for the Retiree Health Plan through a Voluntary Employee Benefit Association (the “VEBA”).

Reduction of Benefits in 2009

In December 2009, the Company’s Compensation Oversight Committee of the Board of Directors approved the reduction in the Company’s contributions towards retiree health insurance benefits. Specifically, effective March 1, 2010, the Company discontinued the Company’s contributions for retirees eligible for health insurance through Medicare, eliminated its contribution for the retiree health insurance for future retirees that did not retire by September 30, 2010, and limited its contribution to 50% of the cost of health insurance premiums for retirees not yet eligible for Medicare. These decisions constituted a Plan Amendment. The reduction of the number of current employees in 2009 was a Plan Curtailment. The effect of these two actions was to reduce the net present value of the Company’s ABPO for future benefits by $24.9 million due to the Plan amendment and $2.4 million due to the Plan curtailment at December 31, 2009, leaving a $3.2 million APBO at December 31, 2009. Due to this decision, a curtailment gain of $4.5 million, or $2.6 million, net of tax, was recognized as a reduction to benefit expense at December 31, 2009 to account for the reduction in postretirement benefits with a reduction of $21.5 million or $12.5 million, net of tax, of the ABPO to be initially included in OCI and then recognized in income over the next five years.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 18.	POSTRETIREMENT BENEFITS—CONTINUED

Impact of Purchase Accounting on Postretirement Benefits

The $3.2 million APBO at December 31, 2009 was based on the Company’s annual actuarial study which was based on a number of assumptions as discussed in the section below “Changes in APBO.” The assumption which impacted the purchase accounting for postretirement benefits was the number of eligible retirees that would remain in the plan and the number of employees that would retire prior to September 30, 2010. When the Company’s annual actuarial study was performed in December 2010, the actual number of employees eligible to receive the benefits was significantly less than the number assumed at the end of 2009. This was the primary reason for the reduction in the APBO from $3.2 million at December 31, 2009 to $836,000 at December 31, 2010. In the initial determination of the fair value of the liability for the purchase accounting at the Transaction Date, the Company had used the eligibility assumption from the 2009 study.

As indicated above, at December 31, 2009 the Company recognized a gain in OCI due to the Plan Amendment. This gain was to be amortized as a reduction of benefit expense over the estimated average period that the remaining retirees would continue to receive the postretirement benefit until they became eligible for Medicare. The purchase accounting eliminated the unamortized amount in OCI and no further amortization is being recognized.

Changes in APBO

The APBO or the Plan’s obligation is based on a calculation involving all current employees’ estimated date of retirement, age at retirement, years of service prior to retirement and that the Company pays for a portion of the health insurance premium for the retiree. Prior to the Company reducing the Plan benefits, the Company paid 60% to 100% of the insurance premium for eligible retirees. The range of premium paid on behalf of the retiree was dependent on the retiree’s number of years of service and age at retirement. Though the premiums for a retiree’s health coverage are not paid until after the employee retires, the Company is required to recognize the cost of those benefits as they are earned rather than when paid. The following tables provide the activity associated with building of the APBO over the last three years and, includes the reduction of the APBO due to the reduction in benefits and, the future discontinuation of the Plan.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 18.	POSTRETIREMENT BENEFITS—CONTINUED

The following tables disclose the reconciliation of the beginning and ending balances of the APBO; the reconciliation of beginning and ending balances of the fair value of the plan assets; and the funding status of the Plan:

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Benefit obligation, beginning of period	$1,602	$3,226	$24,365	$20,379
Service cost	—	—	1,408	1,175
Interest cost	42	84	1,432	1,197
Amendments	—	—	(24,901)	—
Curtailment gain	—	—	(2,370)	—
Actuarial (gains)/losses	(758)	(1,517)	4,391	2,119
Benefits paid	(50)	(191)	(1,099)	(505)

Benefit obligation, end of period	836	1,602	3,226	24,365

Fair value of Plan assets, beginning of period	14,937	14,328	10,115	14,238
Actual return on Plan assets	323	609	3,802	(5,600)
Employer contribution	50	191	1,510	1,982
Benefits paid	(50)	(191)	(1,099)	(505)

Fair value of Plan assets, end of period	15,260	14,937	14,328	10,115

Funded status end of period	14,424	13,335	11,102	(14,250)
Noncurrent liability	—	—	—	14,250

Over recognized liability	$14,424	$13,335	$11,102	$—

A summary of the activity in OCI in accordance with the accounting guidance for postretirement benefits is as follows. Activity in OCI ceased with the Investment Transaction.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Net (gain)/ loss	$—	$5,313	$(13,448)	$(15,789)
Prior service cost	—	(13,358)	24,901	5,156

Cumulative other comprehensive (loss)/income	$—	$(8,045)	$11,453	$(10,633)

The Components of the NPPBC

Each year the Company recognizes a portion of the change in the APBO as an expense. This portion is called the NPPBC. The NPPBC is made up of several components which, in 2009, included the curtailment gain of $4.5 million due to the Plan amendment and curtailment of benefits.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 18.	POSTRETIREMENT BENEFITS—CONTINUED

The following table includes the amounts for each of the components of the NPPBC.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Service cost	$—	$—	$1,408	$1,175
Interest cost	42	84	1,432	1,196
Expected return on Plan assets	417	(609)	(668)	(905)
Amortization, net	(623)	(1,678)	584	(139)
Curtailment gain	—	—	(4,512)	—

Net periodic postretirement benefit (income)/cost	$(164)	$(2,203)	$(1,756)	$1,327

The net actuarial loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated OCI into NPPBC over the next fiscal year are $1.9 million and $4.9 million, respectively.

The Use of Estimates and the Amortization of Experience Gains and Losses

The following table discloses the assumed rates that have been used for the factors impacting the APBO.

	Successor Company	Predecessor Company
	December 31, 2010	December 31, 2009	December 31, 2008
Discount rate	2.50%	4.25%	6.00%
Expected return on plan assets	6.50%	6.50%	6.50%

The discount rate is used to compute the present value of the APBO. It is selected each year by reference to the current rates of investment grade corporate bonds. Higher discount rates result in a lower APBO at the end of the year and the NPPBC to be recognized for the following year, while lower rates raise both.

The Company used 6.50% as its estimate of the long term rate of return on plan assets. The APBO is a long term liability of 30 years or more. The 6.50% rate is the assumed average earning rate over an equally long investment horizon. If the rate of return in any year is greater than this estimate, the Company will have an experience gain and an experience loss if the rate of return is less. In 2010 and 2009, the Company had an experience gain, while in 2008 the Company had an experience loss. The earnings/(loss) of the plan’s assets were 6.50%, 37.59% and (37.40%) for the years ended December 31, 2010, 2009, and 2008, respectively.

Increases in health insurance costs impact a portion of the APBO because such increases result in higher health insurance premiums paid by the Company. If costs rise at a higher rate than assumed by the Company, there will be an experience loss. If they rise at a lesser rate, there will be an experience gain.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 18.	POSTRETIREMENT BENEFITS—CONTINUED

The Company has used various rates year to year for the health care inflation rate for current employees. For 2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019, 2020, 2021 and thereafter, the Company has assumed the following rates 15.0%, 14.0%, 13.0%, 12.0%, 11.0%, 10.0%, 9.0%, 8.0%, 7.0%, 6.0% and 5.0%, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Successor Company
	One Percentage Point Increase Effect	One Percentage Point Decrease Effect
	(dollars in thousands)
Effect on total of service and interest cost components	$3	$(5)
Effect on postretirement benefit obligation	$17	$(17)

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

The table below summarizes the total recognized in NPPBC and OCI:

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Net (gain)/ loss	$(1,826)	$(3,652)	$(2,342)	$8,119
Prior service cost	—	—	(20,389)	—
Amortization of prior service cost	1,621	3,242	645	645

Amortization of transition (asset) or obligation	(205)	(410)	(22,086)	8,764

Total recognized in NPPBC and OCI	$(994)	$(1,988)	$(23,842)	$10,090

Plan Assets

The Company established the VEBA to hold the assets that will be used to pay the benefits for participants of the plan other than key executive officers. The majority of the plan assets have been invested in insurance policies on the lives of current and former employees of the Company. In turn, the premiums paid on these policies in excess of the mortality costs of the insurance and the administrative costs are invested in mutual funds. This investment practice is followed in order to accumulate assets that earn a nontaxable return because the mutual funds are “wrapped” in the insurance policies. The Internal Revenue Code (“IRC”) prohibits funding of the obligation related to key employees.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 18.	POSTRETIREMENT BENEFITS—CONTINUED

The VEBA assets are comprised of three sets of life insurance policies which are invested in mutual funds. At December 31, 2010, the life insurance policies were with Pacific Life, Nationwide Life, and Great West Insurance. The mutual funds are held as underlying investment assets of the Pacific Life, Nationwide Life, and Great West insurance policy contracts. The Plan does not invest in the mutual funds directly, and therefore, the fair values of the underlying mutual funds are not presented in these consolidated financial statements and are used only as part of the underlying basis for the current value of the contracts. While similar to mutual funds available to the general public, the mutual funds are available only within this kind of a corporate or VEBA owned life insurance program.

The following table summarizes the VEBA plan assets within the fair value hierarchy in accordance with the fair value disclosure requirements as disclosed in Note 4, “Fair Value of Financial Instruments” of these Consolidated Financial Statements.

	Successor Company
	As of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)	% of Total
	(dollars in thousands)
Equity securities—mutual funds	$15,260	$—	$15,260	$—	100%
Money market funds	—	—	—	—	0%

Total VEBA assets at fair value	$15,260	$—	$15,260	$—	100%

	Predecessor Company
	As of December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)	% of Total
	(dollars in thousands)
Equity Securities—mutual funds	$14,328	$—	$14,328	$—	100%
Money market funds	—	—	—	—	0%

Total VEBA assets at fair value	$14,328	$—	$14,328	$—	100%

	Predecessor Company
	As of December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)	% of Total
	(dollars in thousands)
Equity Securities—mutual funds	$9,611	$—	$9,611	$—	95%
Money market funds	504	504	—	—	5%

Total VEBA assets at fair value	$10,115	$504	$9,611	$—	100%

Because the mutual funds used by the insurance companies are not available to the general public, the equity securities mutual funds are valued using observable market prices for similar assets, and are therefore categorized as Level 2 within the fair value hierarchy. The money market funds are valued using observable quoted prices or Level 1 within the fair value hierarchy. The money market funds are used only for temporary placement of cash. The target allocation percentage of the plan assets for 2010 was 100% in mutual funds.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 18.	POSTRETIREMENT BENEFITS—CONTINUED

Funded Status

The funded status of the plan is shown in the first table in this note as the amount by which the plan assets are more or less than the APBO. At December 31, 2010 the total overfunded asset was $14.4 million.

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

Cash Flows

In 2009 and prior years, the Company contributed assets to pay the costs of the life insurance premiums and to provide additional earning assets for the VEBA to reduce any underfunded condition. Generally, these additional contributions did not exceed the amount that could be deducted in the Company’s current income tax return. Proceeds from the life insurance policy payoffs were expected to fund benefits and premiums in the future. Such proceeds are included in the assumed 6.50% rate of return on the assets of the plan. During 2009 and 2008 contributions of $1.5 million and $2.0 million, respectively were made. If the Company’s Retirement Committee has made a formal decision on the contribution to be made for the year prior to year end, the contribution would also be recognized as a receivable in the plan assets of the VEBA. Because the Retiree Health Plan became overfunded with the reduction in the APBO due to the Plan Amendment and Plan Curtailment, a reduced contribution of $241,000 was made by the Company to the VEBA in 2010.

The estimated future health benefits are as follows:

Health Benefits
(dollars in thousands)
2011	$171
2012	171
2013	158
2014	148
2015	102
Years 2016-2020	147

Total	$897

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 19.	EMPLOYEE 401K AND STOCK OWNERSHIP PLANS

The Company’s profit-sharing plan has two components. The Salary Savings Plan component is authorized under Section 401(k) of the Internal Revenue Code. The other component is the Incentive & Investment Plan (“I&I Plan”), which permits profit sharing contributions by the Company to be invested in various mutual funds chosen by the employees.

For the Salary Savings Plan, an employee may defer up to 80% of pre-tax salary in the plan up to a maximum dollar amount set each year by the IRS. Until 2010, the Company matched 100% of the first 3% of the employee’s compensation that the employee elected to defer and 50% of the next 3%, but not more than 4.5% of the employee’s total compensation. In January 2010, the Company announced the suspension of the 401(k) match described above beginning on March 1, 2010. In 2010 prior to the suspension and in 2009 and 2008, the employer’s matching contributions were $505,000, $2.5 million and $2.7 million, respectively.

The Company made no contributions to the I&I Plan during 2010, 2009, or 2008.

The Company’s Employee Stock Ownership Plan (“ESOP”) was initiated in January 1985. The ESOP is a plan whereby the Company may make annual, discretionary contributions for the benefit of eligible employees. Substantially all of the contributions are invested in the Company’s common stock. Total contributions by the Company to the ESOP plan were $0, $2,000, and $197,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Further, the ESOP was merged into the 401K plan on August 27, 2010 and the ESOP was dissolved. Therefore, there was no ESOP in existence at December 31, 2010

Total contributions made by the Company to the Retiree Health Plan as discussed in Note 18, “Postretirement Benefits,” of these Consolidated Financial Statements were $241,000, $1.5 million, and $2.0 million for 2010, 2009, and 2008, respectively.

The administrative expenses of these plans are paid by the Company.

NOTE 20.	COMMITMENTS AND CONTINGENCIES

Contractual Lease Obligations

The contractual obligations for leases are disclosed in Note 9, “Premises and Equipment” of these Consolidated Financial Statements.

Contractual Commitments for Unfunded Loans and Letter of Credits

For a summary and more information on the contractual commitments for unfunded loan commitments and letters of credit as of December 31, 2010, refer to Note 6, “Loans” of these Consolidated Financial Statements.

Legal Matters

On October 29, 2009, a shareholder derivative suit was filed by James Clem on behalf of Pacific Capital Bancorp against former Chief Executive Officer (“CEO”), George Leis, the former Chief Financial Officer (“CFO”), Stephen Masterson, former Chief Credit Officer (“CCO”), David Porter, all members of the Board of Directors of the Company and Sandler O’Neill Partners L.P. and against the Company

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 20.	COMMITMENTS AND CONTINGENCIES—CONTINUED

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

On November 30, 2009, Marianne Monty filed a similar shareholder derivative suit against the same defendants except CCO, David Porter, who was not included. The lawsuit is entitled Marianne Monty v. George S. Leis, et al. This complaint was also filed in the Superior Court in Santa Barbara, Case No. CIVRS1340825. On January 5, 2010, the Court entered an order consolidating this case and the Clem case. The Court subsequently appointed Ms. Monty as lead plaintiff of the consolidated case. Ms. Monty filed a consolidated complaint, expanding her allegations of wrongdoing to include direct claims based on the Company’s approval of a proposed Investment Transaction with the Investor. Ms. Monty filed a motion for preliminary injunction, seeking to enjoin the closing of the Investment Transaction until a shareholder vote could be held. The Court denied the motion, and Ms. Monty appealed from that denial. The Investment Transaction closed on August 31, 2010. The Court of Appeal heard oral argument on Ms. Monty’s appeal on February 9, 2011, but has not yet issued its decision. The Company’s demurrer to the consolidated complaint was overruled, and the defendants filed answers to the consolidated complaint. Management believes this lawsuit does not have merit, and the likely outcome would not have a material effect on the Company’s financial position, results of operation or cash flow.

By order dated April 29, 2009, the Santa Barbara County Superior Court approved a settlement in the class action lawsuit entitled Canieva Hood and Congress of California Seniors v. Santa Barbara Bank & Trust, Pacific Capital Bank, NA, and Jackson Hewitt, Inc. (Case No. 1156354). The Company was named as a defendant in the Hood litigation, and contemporaneous updates regarding that case were included in prior filings. The Court entered judgment consistent with the settlement, and that judgment is final. In September 2010, Jackson Hewitt, Inc. made a demand on the Company for indemnification for the amount it paid in settlement, plus costs and attorneys’ fees, in the Hood case. The parties have reached a settlement on the indemnification demand, the amount of which will not have a material effect on the Company’s financial position, results of operation or cash flow.

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

NOTE 21.	SHAREHOLDERS’ EQUITY

Authorized Shares and Stock Issuance

For authorized shares and stock issuances refer to Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 21.	SHAREHOLDERS’ EQUITY—CONTINUED

Stock Repurchases

Pursuant to the Written Agreement, the Company is prohibited from repurchasing any shares of common stock, without the prior approval of the Reserve Bank.

Stock Plans

During 2008, the Company’s shareholders adopted the 2008 Equity Incentive Plan, which authorized 25,000 shares to be issued for stock compensation. The purpose of the plan is to attract, motivate, and retain employees, consultants, and directors of the Company, and to encourage stock ownership. This plan permits the granting of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, and performance units. As of December 31, 2010, only nonqualified stock options, and restricted stock have been granted. Under this plan, nonqualified option grants vest and are exercisable in cumulative 20% installments on each annual anniversary date. Restricted stock awards granted in 2009 and 2010 under this plan vest over a four year period in 25% annual increments on the grant anniversary date. As a result of the Company’s participation in the TARP CPP, the Company is subject to restrictions on vesting schedules that apply to restricted stock grants made after February 11, 2009, to the five most highly compensated executives. This restriction was lifted in February 2011 and shares from the 2008 plan were accelerated. The restricted stock granted to outside directors vest 100% on the first grant date anniversary. Upon adoption of this 2008 Equity Incentive Plan, 6,050 shares from the 2002 Stock Plan and 1,220 shares from the 2005 Directors Stock Plan were carried over into the 2008 Equity Incentive Plan. Of the original authorized shares, approximately 21,572 remain for future awards as of December 31, 2010.

No further grants will be made under the 2002 Stock Plan or the 2005 Directors Stock Plan, but shares may continue to be issued under such plans as option holders exercise pursuant to grants previously made. Effective October 22, 2007, all nonqualified stock options that were granted under the 2002 stock plan vest and are exercisable in cumulative 20% installments on each annual anniversary date. Prior to October 22, 2007, nonqualified stock options vest in cumulative 20% installments within the six months after the grant date and then 20% on each grant date anniversary thereafter. In April 2005, the Company began issuing restricted stock under the 2002 Stock Plan. For the period of April 2005 to October 21, 2007, restricted stock granted to employees vests in annual increments of 5%, 10%, 15%, 30% and 40%. Beginning October 22, 2007, restricted stock grants to employees’ vests in equal annual increments over three years. Under the 2005 Directors Stock Plan, the restricted stock granted to outside directors vests at the end of one year.

All awards granted under these plans were granted with an exercise price set at the market value of the Company’s common stock on the date of the grant.

On December 1, 2010, the Company’s shareholders adopted the 2010 Equity Incentive Plan effective as of December 29, 2010. The 2010 Plan provides for grants of nonqualified stock options, incentive stock options, SARs, restricted stock and restricted stock units to officers, employees, non-employee directors, and consultants. The 2010 Plan provides the Board of Directors, as Administrator of the plan, with wide discretion in determining the terms and conditions of the awards and circumstances under which an award may be amended. All awards granted under these plans will have an exercise price set at a minimum of 100% of the market value of the Company’s common stock on the date of the grant except for any employee that owns stock with total combined voting power of more than 10% of all

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 21.	SHAREHOLDERS’ EQUITY—CONTINUED

classes of stock, in which case the exercise price shall be no less than 110% of the fair market value on the date of the grant. No determinations have been made with respect to future awards under the 2010 Plan.

Nonqualified Stock Options

The table below summarizes the assumptions used in calculating the fair value of the nonqualified stock options granted over the last three years. There were no stock options granted in the four months ended December 31, 2010.

	Successor Company	Predecessor Company
	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31; 2008
Expected volatility	—	72%-80%	52%-70%	35%
Weighted-average volatility	—	73%	59%	35%
Expected dividend yield	—	0.0%	0.0%-5.0%	3.4%-4.8%
Expected term (in years)	—	6.8	6.8	6.7
Risk-free rate	—	3.1%-3.3%	2.2%-3.3%	2.1% -3.8%

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 21.	SHAREHOLDERS’ EQUITY—CONTINUED

A summary of nonqualified stock option activity is presented below:

	Predecessor Company
	As of August 31, 2010
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2010	11,688	$2,482
Granted	1,248	118
Exercised	—	—
Cancelled and expired	(2,715)	2,340

Outstanding at August 31, 2010	10,221	$2,227	4.8	$—

Vested or expected to vest at August 31, 2010	10,462	$2,244	4.9	$—

Exercisable at August 31, 2010	7,592	$2,563	3.8	$—

	Successor Company
	As of December 31, 2010
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at September 1, 2010	10,221	$2,227
Granted	—	—
Exercised	—	—
Cancelled and expired	(777)	2,766

Outstanding at December 31, 2010	9,444	$2,194	4.9	$—

Vested or expected to vest at December 31, 2010	9,803	$2,203	4.6	$—

Exercisable at December 31, 2010	7,027	$2,530	3.8	$—

Nonqualified stock option compensation expense is recognized over the vesting period in accordance with ASC 718-040, Stock Compensation. The following table presents additional information about stock options:

	Successor Company	Predecessor Company
	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Nonqualified stock option compensation expense	$—	$401,000	$867,000	$1,330,000
Tax benefit recognized from stock option compensation expense	—	—	—	559,000
Weighted average grant-date fair value	—	82	273	588
Total intrinsic value of options exercised	—	—	—	123,000
Cash received from option exercises	—	—	—	283,000
Tax benefit realized from option exercises	—	—	—	52,000

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 21.	SHAREHOLDERS’ EQUITY—CONTINUED

The outstanding stock options were not impacted by the Investment Transaction, i.e., the vesting periods remain unchanged. However, the unvested options were valued for the application of purchase accounting and the resulting unrecognized compensation expense was recognized as of the Transaction Date.

Restricted Stock Awards

Compensation expense for restricted stock is measured based on the closing price of the stock on the day of the grant. The compensation expense is generally recognized over the vesting period. However, the stock was valued for the application of purchase accounting and, given the relatively low value, was immediately recognized as compensation expense as of the Transaction Date. Unvested restricted stock issued under the 2008 Plan became immediately vested with the close of the Investment Transaction. Unvested restricted stock issued under the 2002 Plan was not impacted by the Investment Transaction and will vest according to the terms of that plan.

A summary of restricted stock activity for the eight months ended August 31, 2010 and the four months ended December 31, 2010 is presented below:

	Predecessor Company
	Shares	Weighted Average Grant Date FV
Nonvested shares at January 1, 2010	4,203	$2,218
Granted	3,535	164
Vested	(5,031)	968
Forfeited	(765)	1,907

Nonvested shares at August 31, 2010	1,942	$1,711

	Successor Company
	Shares	Weighted Average Grant Date FV
Nonvested shares at September 1, 2010	1,942	$1,711
Granted	—	—
Vested	(442)	224
Forfeited	(38)	2,940

Nonvested shares at December 31, 2010	1,462	$1,957

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 21.	SHAREHOLDERS’ EQUITY—CONTINUED

The following table presents additional information about restricted stock:

	Successor Company	Predecessor Company
	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Restricted stock compensation expense	$—	$2,486,000	$2,986,000	$2,875,000
Tax benefit recognized from restricted stock compensation expense	—	—	—	1,209,000
Weighted average grant-date fair value of shares granted	—	164	784	2,125
Total value of shares vested	99,000	4,870,000	3,697,000	2,014,000

Pacific Capital Bancorp and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 22.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share. The denominator of the diluted earnings per share ratio includes the effect of dilutive securities. The securities outstanding that are potentially dilutive are employee stock options, restricted stock and common stock warrants.

	Successor Company	Predecessor Company
(dollars and shares in thousands, except per share amounts)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Net income/(loss) from continuing operations	$25,770	$(171,635)	$(456,624)	$(88,108)
(Expense)/income from discontinued operations, net of tax	(26)	(1,429)	35,363	65,358
Gain on sale of discontinued operations, net of tax	—	8,160	—	—

(Expense)/income from discontinued operations, net	(26)	6,731	35,363	65,358

Net income/(loss)	25,744	(164,904)	(421,261)	(22,750)
Dividends and accretion on preferred stock	—	6,938	9,996	1,094

Net income/(loss) applicable to common shareholders	$25,744	$(171,842)	$(431,257)	$(23,844)

Basic weighted average shares outstanding	25,331	478	467	463
Dilutive effect of stock options	2	—	—	—
Dilutive effect of common stock warrants	10	—	—	—
Dilutive effect of incremental shares from assumed conversion	4,783	—	—	—

Diluted weighted average shares outstanding	30,126	478	467	463

Anti-dilutive common stock equivalents excluded from computation of diluted weighted average shares outstanding
Stock options	9,641	11,315	13,060	12,650
Common stock warrants	—	—	15,120	15,090
Earnings/(loss) per share from continuing operations:
Basic	$1.02	$(359.07)	$(977.78)	$(190.30)
Diluted(1)	$0.86	$(359.07)	$(977.78)	$(190.30)
Earnings per share from discontinued operations:
Basic	$—	$14.08	$75.72	$141.16
Diluted(1)	$—	$14.08	$75.72	$141.16
Earnings /(loss) per share applicable to common shareholders per share:
Basic	$1.02	$(359.50)	$(923.46)	$(51.50)
Diluted(1)	$0.85	$(359.50)	$(923.46)	$(51.50)

(1)

Common stock equivalents are not included in the computation of the diluted weighted average shares outstanding when they are anti-dilutive. No common stock equivalents are included in the computation of the diluted weighted average shares outstanding when there is a net loss for reporting period.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 22.	EARNINGS PER SHARE—CONTINUED

For the Predecessor Company, no dilutive shares were included in the computation of diluted earnings per share because all of the periods presented have a net loss.

The common stock warrants were issued in conjunction with the preferred stock issued to the U.S. Treasury in November 2008. For more information related to the common stock warrants, refer to Note 1, “Summary of Significant Accounting Policies,” of these Consolidated Financial Statements.

NOTE 23.	REGULATORY CAPITAL REQUIREMENTS

On September 2, 2010, the OCC issued a Modification of Existing Consent Order, pursuant to which the OCC terminated Article III of the Consent Order issued by the OCC on May 11, 2010. Article III of the Consent Order had required, among other things, that the Bank achieve and maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets by September 8, 2010. Also on September 2, 2010, the Bank entered into the Operating Agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years shall have elapsed since the effective date of the Operating Agreement. The Bank was in compliance with these minimum capital ratios at December 31, 2010, with a total risk-based capital ratio of 14.6% and a Tier 1 leverage ratio of 9.2%.

As of December 31, 2010, PCBNA was not permitted to pay dividends to PCBC, because of the requirement for the non-objection of the OCC and because of legal limitations on the amount of dividends which may be paid by PCBNA to PCBC that are determined based on the Bank’s capital and earnings.

At December 31, 2010, PCBNA had a Tier 1 leverage ratio of 9.2% compared to a ratio of 5.5% at the end of 2009. At December 31, 2010, PCBNA had a total risk-based capital ratio of 14.6% compared to a ratio of 10.7% at the end of 2009.

The Company’s and PCBNA capital ratios as of December 31, 2010 and 2009 were as follows:

	Total Capital	Tier 1 Capital	Risk- Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
Successor Company
December 31, 2010
PCBC (consolidated)	$646,324	$633,938	$3,945,311	$6,149,932	16.4%	16.1%	10.3%
PCBNA	575,049	562,663	3,945,442	6,133,212	14.6%	14.3%	9.2%

Predecessor Company
December 31, 2009
PCBC (consolidated)	$549,363	$412,372	$5,282,952	$7,716,187	10.4%	7.8%	5.3%
PCBNA	561,674	425,032	5,254,687	7,720,560	10.7%	8.1%	5.5%

Minimum Capital Ratios required by the Operating Agreement					12.0%	N/A	8.0%
Generally required minimum ratios to be classified as well-capitalized					10.0%	6.0%	5.0%
Generally required minimum ratios to be classified as adequately capitalized					8.0%	4.0%	4.0%

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 23.	REGULATORY CAPITAL REQUIREMENTS—CONTINUED

Risk-weighted assets are computed by applying a weighting factor from 0% to 100% to the carrying amount of the assets as reported in the balance sheet and to a portion of off-balance sheet items such as loan commitments and letters of credit. The definitions and weighting factors are all specified in the regulations. However, the capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Both the minimum ratios that must be maintained under the regulatory requirements to meet the standard of “adequately capitalized” and the minimum ratios required to meet the regulatory standards of “well capitalized” are presented above, along with the higher minimum capital ratios that PCBNA must continue to meet to remain in compliance with the OCC Operating Agreement.

NOTE 24.	NON INTEREST INCOME

The table below discloses the largest items included in other noninterest income.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Other Income:
Gain/(loss) on loan sales	$4,598	$1,188	$(4,814)	$4,417
Life insurance income	967	2,074	3,154	3,468
Loss on LIHTCP	(1,554)	(4,416)	(3,680)	(5,042)
Other	1,771	2,348	5,800	5,821

Total	$5,782	$1,194	$460	$8,664

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 25.	NON INTEREST EXPENSE

The table below discloses the largest items included in other noninterest expense.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Other Expense:
Regulatory assessments	$6,305	$13,094	$18,988	$4,282
Professional services	4,633	10,782	22,882	15,363
Software expense	3,876	8,660	15,383	17,959
Other intangible expense	2,982	621	1,184	2,583
Customer deposit service and support	2,344	4,961	8,271	7,202
Loan servicing expense	1,970	2,369	5,526	2,833
Other real estate owned expense	1,566	2,643	1,884	690
Furniture, fixtures and equipment, net	1,344	3,488	7,147	8,230
Supplies and postage	1,344	2,740	5,135	5,301
Marketing	1,181	1,349	3,096	4,092
Telephone and data	889	2,288	4,380	4,877
Reserve for off-balance sheet commitments	32	1,886	8,245	6,907
Legal expense	—	2,088	20	325
LIHTCP expense	—	—	8,958	—
FHLB advance prepayment penalties	—	864	3,798	—
Ford investment transaction expense	—	13,063	—	—
Other	1,579	4,757	7,192	12,188

Total	$30,045	$75,653	$122,089	$92,832

NOTE 26.	DISCONTINUED OPERATIONS—RAL AND RT PROGRAMS

On January 14, 2010, the Company entered into an agreement with Santa Barbara Tax Products Group, LLC (“SBTPG”), whereby SBTPG agreed to purchase the assets of the RAL and RT Programs segment for $10.0 million. The agreement provided for, and the Company received, a payment of $5.0 million at closing and an additional $5.0 million on March 15, 2010. The agreement further stipulated that SBTPG would make an additional cash payment based on the number of RALs processed by SBTPG between January 1, 2010 and April 30, 2010. SBTPG was not able to process RALs during this period and therefore no further payments were received for the sale of the RAL and RT Programs.

The Company sold the RAL and RT Programs segment due to recent changes in the regulatory and legislative environments which had significantly altered the Bank’s ability to offer RALs for the 2010 tax season and the value of the segment to the Company.

Due to the short period of time between when the agreement was signed and the purchase was finalized, there was not enough time for SBTPG to set up the operations required to process the RT checks and Automated Clearing House (“ACH”) transactions or to set up basic accounting functions like accounts payable, payroll, and benefit plans. Therefore, as part of the agreement to sell the RAL and RT Programs, the Company also entered into a transition agreement whereby the Company would

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 26.	DISCONTINUED OPERATIONS—RAL AND RT PROGRAMS—CONTINUED

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

Beginning March 31, 2010, the Company reported the RAL and RT Programs as discontinued operations and all prior periods were retrospectively revised to reflect the operations from the RAL and RT Programs as discontinued operations throughout the Consolidated Financial Statements and the accompanying notes. On October 5, 2010, the Company filed a Current Report on Form 8-K recasting its Consolidated Financial Statements for all periods presented in certain sections of its Form 10-K, as amended, to present the RAL and RT Programs as discontinued operations.

A gain on the sale of the programs was recognized in the first quarter of 2010. A summary of the items related to the gain on sale of the RAL and RT Programs is as follows:

(dollars in thousands)
Proceeds received from purchaser:	$10,000
Assets sold:
Leasehold improvements	678
Furniture, fixtures & equipment	1,399
Prepaid assets	2,110

Total assets sold	4,187
Liabilities sold:
Accrued expenses	2,321
Deferred rent	164

Total liabilities sold	2,485

Assets less liabilities sold:	1,702

Expenses incurred as part of the sale	138

Gain on sale	$8,160

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 26.	DISCONTINUED OPERATIONS—RAL AND RT PROGRAMS—CONTINUED

A summary of the assets and liabilities included in discontinued operations in the Company’s Consolidated Balance Sheets is as follows:

	Successor Company	Predecessor Company
(dollars in thousands)	December 31, 2010	December 31, 2009
Assets:
Cash and due from banks	$—	$71,106
Prepaid assets	—	2,075
Premises and equipment, net	—	2,077

Total assets	$—	$75,258

Liabilities:
Noninterest bearing demand accounts	$—	$72,375
Accrued expenses	—	2,834
Accrued interest	—	49

Total liabilities	$—	$75,258

There were $77.1 million in noninterest bearing demand accounts at December 31, 2010 consisting of checks issued for RALs and RTs from 2010 and prior years that have not cleared. Subsequent to the Investment Transaction, the Company no longer reports these balances as discontinued operations. The Company expects to pay these amounts as they are presented or to escheat them over the next several years according to the various state laws governing unclaimed property.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 26.	DISCONTINUED OPERATIONS—RAL AND RT PROGRAMS—CONTINUED

The following table presents a summary of the items classified as discontinued operations in the Company’s Statement of Operations for the four months ended December 31, 2010, the eight months ended August 31, 2010, and for the years ended December 31, 2009 and 2008.

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Interest income:
Loans	$—	$—	$151,611	$108,762
Other	—	—	1,322	2,405

Total interest income	—	—	152,933	111,167
Interest expense:
Deposits	—	—	11,396	6,423
Securities sold under agreements to repurchase and Federal funds purchased	—	—	8	337
Long term debt and other borrowings	—	—	207	952

Total interest expense	—	—	11,611	7,712
Net interest income:	—	—	141,322	103,455
Provision for loan losses	—	—	74,538	21,768

Net interest income after provision for loan losses	—	—	66,784	81,687
Noninterest income:
Gain on sale of discontinued operations	—	8,160	—	—
Refund transfer fees	(3)	—	68,315	68,731
Service charges and fees	—	3	2,589	3,096
Other	—	—	—	44,580

Total noninterest income	(3)	8,163	70,904	116,407
Noninterest expense:
Salaries and employee benefits	—	686	13,586	11,845
Occupancy expense, net	—	48	1,467	1,109
Refund program fees	—	—	47,428	58,378
Other	23	698	14,184	13,978

Total noninterest expense	23	1,432	76,665	85,310

Income before provision for income taxes	(26)	6,731	61,023	112,784
Provision for income taxes	—	—	25,660	47,426

Net (loss)/ income from discontinued operations	$(26)	$6,731	$35,363	$65,358

Since the RAL and RT Programs were sold on January 14, 2010, a majority of the income and expenses incurred for the eight months ended August 31, 2010 were the income and expenses incurred during the first 14 days of the year. Most of the expenses incurred after January 14, 2010 have been reimbursed by SBTPG with the exception of some of the overhead expenses and transactional expenses for the servicing of RTs. The reimbursements from SBTPG were recorded as a reduction of expense.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 26.	DISCONTINUED OPERATIONS—RAL AND RT PROGRAMS—CONTINUED

Products Offered

Prior to the sale of the business, the Company offered two products related to the electronic filing of tax returns. The products were designed to provide taxpayers with faster access to funds claimed by them as a refund on their tax returns. This access may be in the form of a loan from the Company secured by the refund claim, a RAL, or in the form of a facilitated electronic transfer or check prepared by their tax preparer, a RT. The RAL and RT Programs were highly seasonal. Approximately 90% of the activity occurred in the first quarter of each year.

Refund Anticipation Loans

RALs are short term consumer loans offered to taxpayers, secured by their anticipated tax refund and subject to an underwriting process prior to approval. At the request of the taxpayer, the refund claim is paid by the IRS to the Bank once the tax return has been processed. This constitutes the source of repayment of the RAL. Funds received from the IRS above the sum of the RAL less associated contractual fees are remitted to the taxpayer by the Bank.

The RAL funds advanced by the Bank are generally repaid by the IRS within several weeks. Therefore, the processing costs and provision for loan loss represent the major costs of these loans. This cost structure is different than for other loans for which the cost of funds during the term of the loan is the major cost for the Company. Because of RALs’ short duration, the Bank cannot recover the processing costs through interest calculated over the term of the loan. Consequently, the Bank has structured the fees to have a fixed component to cover processing costs and a variable component to cover loan losses and the cost of funds. The customer signs a promissory note. This means that the Company reports fees received for RALs as interest income.

Net interest income for RALs was $141.3 million and $103.5 million, respectively, for the years ended December 31, 2009 and 2008. The sale of the programs took place prior to the beginning of the tax season, so no RALs were offered in 2010.

The following table represents RAL originations and net charge-offs for the years indicated:

	Predecessor Company
	For the Twelve Months Ended December 31,
(dollars in thousands)	2009	2008
Originations:
RAL loans retained	$6,060,932	$4,572,058
RAL loans securitized, net	—	2,205,130

Total	$6,060,932	$6,777,188

Credit losses:
Charge-offs of retained RALs, net	$(74,538)	$(21,768)
Charge-offs of securitized RALs, net	—	(14,914)

Total RAL losses, net	$(74,538)	$(36,682)

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 26.	DISCONTINUED OPERATIONS—RAL AND RT PROGRAMS—CONTINUED

Unpaid RALs outstanding at the end of each year were charged off. Therefore, no RALs are reported as of December 31 of each year. As shown in the tables in Note 6, “Loans” and Note 8, “Allowance for Loan and Lease Losses,” there are no RALs or allowance for RAL losses at December 31 of each year.

Refund Anticipation Loan Securitizations

One source of external funds the Company used to extend RALs to customers is a securitization facility. During the tax season, the Company is challenged both by the need to obtain the necessary short term funds to lend and by the need to maintain its capital ratios at an adequate level. Both of these may be met by selling the RALs. Individual RALs are each a relatively small amount (average approximate RAL amount of $3,300 per RAL for the 2008 seasons). Individual sales would be operationally costly for both potential buyers as well as the Company as seller, so a securitization was the most efficient method to accomplish the sale of RALs.

Absence of Securitization Facility in 2009

Management was not able to set up a securitization facility for the 2009 RAL season due to the virtual disappearance of the market for securitizations during the fourth quarter of 2008. In preparation for the 2009 RAL season and to replace the unavailability of funds from a securitization facility, the Bank raised $1.28 billion through brokered certificates of deposit (“brokered CDs”) and used a syndicated funding line of $524 million which was drawn upon during the peak of the 2009 RAL season. Some of the changes in income and expenses between 2009 and 2008 are due to the absence of a securitization in 2009. In brief, the absence of a securitization simply caused certain items of income and expense to be classified in a different category than when a securitization is not used. This is not the case with all securitizations, but occurs when the securitization is of such short duration. The use of a securitization reduced some of the cost of funds, but aside from that, the economic substance of the business operation was the same.

Securitization Facility used in 2008

The securitization facility was opened for the sale of RALs in late January. By the end of February, the balance of RALs was low enough so that RAL sales through the securitization were not necessary. The 2008 securitization facility was terminated on February 22. Consequently, there is not a balance of securitized loans at March 31 or any other quarter end including December 31.

The maximum amount of the securitization was set at $1.60 billion for the 2008 RAL season. The capacity had increased over the last few years to accommodate the increase in RAL balances each year. As payments were received by the Company from the IRS and paid under the terms of the Servicing Agreement with the purchasing banks, new RALs could be sold under the securitization so long as the total unpaid amount did not exceed the maximum of $1.60 billion.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 26.	DISCONTINUED OPERATIONS—RAL AND RT PROGRAMS—CONTINUED

In the calculation of the net gain on sale of RALs, the RAL fees received on securitized loans are reduced by the direct costs of the securitization (fees paid to investor, commitment fees paid and other fees paid) and loan losses as summarized in the table below.

	Predecessor Company
	For the Twelve Months Ended December 31,
(dollars in thousands)	2009	2008
Securitized loan fees	$—	$64,123
Investor securitization costs	—	(2,309)
Commitment fees	—	(2,320)
Credit losses, net	—	(14,914)

Net gain on sale	$—	$44,580

RAL Allowance and Provision for Loan Losses

The Company followed the same policies for charging off RALs regardless of whether the RALs had been securitized or not. While in prior years some of the repurchased and some of the non-securitized loans were charged-off at the end of each quarter, in 2008, all remaining securitized loans repurchased were charged-off at the end of the first quarter. For all years, all nonsecuritized RALs uncollected as of December 31 were charged-off as of the end of each year. Due to the high volume of RALs made each year, the determination of collectability is statistically based on historical payment patterns adjusted for information received from the IRS on current year payment processing.

Losses related to RALs occurred when the IRS did not pay the amount claimed as a refund on the taxpayer’s return remitting funds associated with a particular tax return. This occurred for a number of reasons, including errors in the tax return and tax return fraud. The provision for RAL losses was $74.5 million and $21.8 million for the years ended December 31, 2009 and 2008, respectively. The increased provision for loan losses on RALs for 2009 compared to previous periods because of increased losses. As with all other returns, the IRS reviews a selected number of refund claims on the basis of which the Bank extended a RAL. The Bank analyzed returns from past years to determine what characteristics were likely to result in a return being pulled for review. The Bank set its credit criteria to avoid or limit loans being made when they were present in a return. In 2009, the IRS selected more tax returns than in 2008 for review pending additional taxpayer information to be provided before processing, and losses were higher in the first few weeks of the tax season while the Bank analyzed the return data on unpaid refund claims to reset its credit criteria.

RTs are the facilitation of the payment from the IRS to the taxpayer made only after the Bank has received the refund from the IRS, so there is no extension of credit and no losses associated with them.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 26.	DISCONTINUED OPERATIONS—RAL AND RT PROGRAMS—CONTINUED

Fees Earned on RALs and RTs

The following table summarizes RAL and RT fees and the proportion each represents of the total fees from this business line presented for the years indicated:

	Predecessor Company
	For the Twelve Months Ended December 31,
(dollars in thousands)	2009	2008
RAL fees:
Total RAL fees	$151,611	$108,762
% of Total fees	69%	61%
RT fees:
Total RT fees	68,315	68,731
% of Total fees	31%	39%

Total fees	$219,926	$177,493

The following table represents changes in RAL fee income for the two years of 2009 and 2008:

	Predecessor Company
	For the Twelve Months Ended December 31,
(dollars in thousands)	2009	2008
Total RAL fees	$151,611	$108,762
Net change from prior year	39.40%	-7.70%

NOTE 27.	SEGMENTS

In January 2010, the former CEO announced organizational changes that changed the structure and responsibilities of his direct reports. These organizational changes also were aligned based on how the Company’s Board of Directors has set performance goals for the CEO and his management team. Based on these changes, the Company re-defined its segments beginning January 2010 and restated the comparable periods presented in the tables below. In addition, as disclosed in Note 26, “Discontinued Operations—RAL and RT Programs” of these Consolidated Financial Statements, the RAL and RT Programs segment was sold in January 2010.

With this redefinition, the Company has two operating business segments: Commercial & Community Banking and Wealth Management. The All Other segment is not considered an operating segment, but includes all corporate administrative support departments such as human resources, legal, finance and accounting, treasury, information technology, internal audit, risk management, facilities management, marketing, executive management and the holding company. The operations and expenses reported in the All Other segment cannot specifically be allocated to the operating segments based on the services provided. The administrative departments which specifically support the operating segments have been identified and reported within the operating segment and due to these changes we have eliminated the allocation of overhead expenses to the operating segments.

The financial results and determination of the new operating segments were based on the major business lines of the Bank and the products and services offered to the customers of each segment, as

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 27.	SEGMENTS—CONTINUED

well as how the chief operating decision maker of the Company measures performance and allocates resources. In determining the Bank’s segments, we also took into consideration our peers and how their segments were presented.

A summary of the operating segments products and services and customers are below:

Commercial & Community Banking

The Commercial & Community Banking reportable segment is the aggregation of customer sales and service activities typically found in a bank. This reportable segment includes all lending and deposit products of the Bank. Customers include small business and middle market companies as well as individuals in the communities which the Bank serves.

Loan products offered by the Commercial & Community Banking segment include traditional commercial and industrial (“commercial”) and commercial real estate loans, lines of credit, letters of credit, asset based lending, construction loans, land acquisition and development loans to small business and middle market commercial clients. Loan products offered to individual clients include residential real estate loans, home equity lines and loans, and consumer loans.

Deposit products offered by the Commercial & Community Banking segment include checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Other products include foreign exchange services, treasury services and debit card services. The Commercial & Community Banking segment serves customers through traditional banking branches, loan production centers, Automated Teller Machines and through customer contact call centers and online banking.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 27.	SEGMENTS—CONTINUED

The following tables present information for each specific operating segment regarding assets, profit or loss, and specific items of revenue and expense that are included in the measure of segment profit or loss reviewed by the CEO. Included in the table is an “All Other” segment which includes the administrative support units, holding company, and balancing of the funding uses and sources activity that are not allocated to the two operating segments.

	Successor Company
	Four Months Ended December 31, 2010
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$76,879	$—	$7,861	$84,740
Interest expense	5,785	161	6,622	12,568

Net interest income/(loss)	71,094	(161)	1,239	72,172

Provision for loan losses	590	—	—	590
Noninterest income	13,834	6,922	(684)	20,072
Noninterest expense	31,949	5,087	28,848	65,884

Direct income/(loss) before tax	52,389	1,674	(28,293)	25,770
Indirect credit/(charge) for funds	10,400	13	(10,413)	—

Net income/(loss) from continuing operations before tax	$62,789	$1,687	$(38,706)	$25,770

Total assets	$3,955,316	$39,856	$2,090,376	$6,085,548

	Predecessor Company
	Eight Months Ended August 31, 2010
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$166,580	$—	$23,120	$189,700
Interest expense	38,192	317	41,819	80,328

Net interest income/(loss)	128,388	(317)	(18,699)	109,372

Provision for loan losses	171,583	—	—	171,583
Noninterest income	18,782	14,236	2,779	35,797
Noninterest expense	58,070	9,093	82,800	149,963

Direct (loss)/income before tax	(82,483)	4,826	(98,720)	(176,377)
Indirect (charge)/credit for funds	(2,784)	27	2,757	—

Net income/(loss) from continuing operations before tax	$(85,267)	$4,853	$(95,963)	$(176,377)

Total assets	$4,213,132	$35,903	$2,966,441	$7,215,476

(Continued on next page)

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 27.	SEGMENTS—CONTINUED

	Predecessor Company
	Year Ended December 31, 2009
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$303,055	$2	$50,215	$353,272
Interest expense	71,886	454	81,301	153,641

Net interest income/(loss)	231,169	(452)	(31,086)	199,631

Provision for loan losses	352,398	—	—	352,398
Noninterest income	31,360	21,566	4,635	57,561
Noninterest expense	225,494	29,354	125,393	380,241

Direct (loss)/income before tax	(315,363)	(8,240)	(151,844)	(475,447)
Indirect (charge)/credit for funds	(21,735)	74	21,661	—

Net income/(loss) from continuing operations before tax	$(337,098)	$(8,166)	$(130,183)	$(475,447)

Total assets	$5,039,611	$16,070	$2,486,574	$7,542,255

	Predecessor Company
	Year Ended December 31, 2008
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$349,402	$24	$61,722	$411,148
Interest expense	71,652	—	99,455	171,107

Net interest income/(loss)	277,750	24	(37,733)	240,041

Provision for loan losses	196,567	—	—	196,567
Noninterest income	32,089	25,594	(1,126)	56,557
Noninterest expense	122,549	16,064	115,522	254,135

Direct (loss)/income before tax	$(9,277)	$9,554	$(154,381)	$(154,104)
Indirect (charge)/credit for funds	(47,144)	(7)	47,151

Net income/(loss) from continuing operations before tax	$(56,421)	$9,547	$(107,230)	$(154,104)

Total assets	$5,854,022	$24,816	$3,694,182	$9,573,020

RAL and RT Programs

The products that were provided in this segment are described in Note 26, “Discontinued Operations—RAL and RT Programs” of these Consolidated Financial Statements on page 212. This business segment relates to the filing of income tax returns and consequently is highly seasonal. The results of operations for this segment for the four months ended December 31, 2010, the eight months ended August 31, 2010 and the twelve months ended December 31, 2009 and 2008 are presented in that note.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 27.	SEGMENTS—CONTINUED

All Other

This segment consists of administrative support areas of the Company and the Bancorp and does not consider “All Other” an operating segment of the Company. The All Other segment is presented in the segment tables above to reflect unallocated operating segments to the consolidated totals of the Company’s Consolidated Financial Statements. The administrative support units include the Company’s executive administration, risk management, information technology operations, marketing, credit administration, human resources, corporate real estate, legal, treasury, and finance and accounting areas of the Company. The income generated by the All Other segment is from PCBNA’s securities portfolio which is managed by the treasury department and allocated to the operating segments as part of the allocation process in preparing segment balance sheets.

Indirect Credit (Charge) for Funds

Included in “indirect credit (charge) for funds” is an allocation of noninterest expense from the All Other segment for the services provided by the administrative support units include the Company’s executive administration, risk management, information technology operations, marketing, credit administration, human resources, corporate real estate, legal, treasury, finance and accounting areas to the operating segments based on the estimated use of each department services utilized.

The Company has no operations in foreign countries to require disclosure by geographical area. The Company has no single customer generating 10% or more of total revenues.

NOTE 28.	REGULATORY MATTERS

Current Regulatory Matters

On September 2, 2010, the Bank entered into the Operating Agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years shall have elapsed since the effective date of the Operating Agreement.

The Bank is also subject to the Consent Order issued by the OCC, pursuant to which, among other things, the Bank agreed to:

•	establish a compliance committee to monitor and coordinate compliance with the Consent Order;

•

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

•

ensure that the Bank has competent management in place on a full-time basis in all executive officer positions to carry out the Bank’s policies, ensure compliance with the Consent Order, ensure compliance with applicable laws, rules and regulations, and manage the day to day operations of the Bank in a safe and sound manner;

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 28.	REGULATORY MATTERS—CONTINUED

•	develop and implement a written credit policy and a commercial real estate concentration management program;

•

obtain current and complete credit information and collateral documentation on all loans lacking such information and documentation, and to maintain a list of any credit exceptions and collateral exceptions that have not been corrected within 60 days;

•

develop and implement a written consumer mortgage credit risk program, a retail mortgage loan collections program, a retail mortgage loan loss recognition program, a commercial credit risk ratings program, and an independent loan review program;

•

develop and implement a program to determine whether a loan is impaired and for measuring the amount of the impairment to ensure that the Bank maintains an adequate Allowance for Loan and Lease Losses, consistent with Financial Accounting Standards 114;

•	implement a program for the maintenance of an adequate Allowance for Loan and Lease Losses;

•

develop and implement a program to protect the Bank’s interest in those assets criticized in the more recent and any subsequent Report of Examinations, by any internal or external loan review, or in any list provided to management by the National Bank Examiners during any examination as “doubtful,” “substandard,” or “special mention;”

•	adopt and implement an action plan to manage each parcel of Other Real Estate Owned; and

•	take action to maintain adequate sources of stable funding and to review the Bank’s liquidity on a monthly basis.

On May 11, 2010, the Company entered into the Written Agreement with the Reserve Bank. The Written Agreement restricts the payment of dividends by the Company, as well as the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the Reserve Bank. The Written Agreement further requires that the Company not incur, increase, or guarantee any debt, repurchase or redeem any shares of its stock, or pay any interest or principal on subordinated debt or trust preferred securities, in each case without the prior approval of the Reserve Bank. The Written Agreement also requires the Company to develop a capital plan for the Company, which shall address, among other things, the Company’s current and future capital requirements, including compliance with the minimum capital ratios, the adequacy of the capital, the source and timing of additional funds, and procedures to notify the Reserve Bank no more than thirty days after the end of any quarter in which the Company’s consolidated capital ratios or the Bank’s capital ratios fall below the required minimums. The Company will also be required to provide notice to the Reserve Bank regarding the appointment of any new director or senior executive officer. Finally, the Board of Directors of the Company is required to submit written progress reports to the Reserve Bank within thirty days after the end of each calendar quarter.

Any material failure to comply with the provisions of the Written Agreement, Consent Order or Operating Agreement could result in additional enforcement actions by the Reserve Bank and the OCC. While the Company and the Bank intend to take such actions as may be necessary to comply with the requirements of the Written Agreement, Consent Order and Operating Agreement, there can be no assurance that the Company will be able to comply fully with the provisions of the Written Agreement or that the Bank will be able to comply fully with the provisions of the Consent Order and

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 28.	REGULATORY MATTERS—CONTINUED

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

As of December 31, 2010, both the Company and the Bank met the minimum levels for the Tier 1 Leverage Ratio, Total Risk-Based Ratio and Tier 1 Risk-Based Ratio to be considered “well capitalized” under generally applicable regulatory guidelines and also met the higher minimum levels for the Tier 1 Leverage Ratio and the Total Risk-Based Ratio required by the Operating Agreement.

NOTE 29.	SUBSEQUENT EVENTS

We have evaluated the effects of events that have occurred subsequent to period end December 31, 2010, and there have been no material events that would require recognition in the December 31, 2010 Consolidated Financial Statements presented in the 2010 Form 10-K.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 30.	PACIFIC CAPITAL BANCORP (PARENT COMPANY ONLY FINANCIALS)

The condensed financial statements of the Bancorp are presented on the following pages.

PACIFIC CAPITAL BANCORP

Balance Sheets

(dollars and shares in thousands)

	Successor Company	Predecessor Company
	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$75,593	$13,599
Premises and equipment, net	—	590
Investment in subsidiary	620,501	412,644
Other assets	2,732	17,875

TOTAL ASSETS	$698,826	$444,708

LIABILITIES
Long term debt and other borrowings	$51,188	$69,426
Other liabilities	4,955	10,679

TOTAL LIABILITIES	56,143	80,105

SHAREHOLDERS’ EQUITY
Preferred stock ($0.001 par value; 1,000 authorized, 0 issued and outstanding at December 31, 2010. No par value, $1,000 per share stated value; 1,000 authorized, 181 issued and outstanding at December 31, 2009)	—	176,742
Common stock ($0.001 par value; 50,000 authorized; 32,901 shares issued and outstanding at December 31, 2010. No par value; $25 per share stated value; 5,000 authorized and 467 issued and outstanding at December 31, 2009)	33	11,689
Paid in capital	650,010	123,886
Retained earnings	25,744	37,934
Accumulated other comprehensive (loss)/income	(33,104)	14,352

TOTAL SHAREHOLDERS’ EQUITY	642,683	364,603

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$698,826	$444,708

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 30.	PACIFIC CAPITAL BANCORP (PARENT COMPANY ONLY FINANCIALS)—CONTINUED

PACIFIC CAPITAL BANCORP

Statement of Operations

(dollars in thousands)

	Successor Company	Predecessor Company
	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008

Equity/(deficit) in earnings of subsidiaries:
Undistributed from continuing operations, net of tax	$27,186	$(147,742)	$(440,410)	$(119,624)
Undistributed from discontinued operations, net of tax	(26)	6,731	35,363	65,358
Dividends received	—	—	—	35,560
Interest expense	(778)	(1,297)	(2,212)	(3,855)
Other income	20	39	(70)	120
Noninterest expense	(658)	(16,254)	(2,714)	(3,610)

Gain/(loss) before income taxes	25,744	(158,523)	(410,043)	(26,051)
Income tax provision/(benefit)	—	6,381	11,218	(3,301)

NET INCOME/(LOSS)	25,744	(164,904)	(421,261)	(22,750)

Dividends and accretion on preferred stock	—	6,938	9,996	1,094

NET INCOME/(LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$25,744	$(171,842)	$(431,257)	$(23,844)

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 30.	PACIFIC CAPITAL BANCORP (PARENT COMPANY ONLY FINANCIALS)—CONTINUED

PACIFIC CAPITAL BANCORP

Statements of Cash Flows

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008

OPERATING ACTIVITIES:
Net income/(loss) applicable to common shareholders	$25,744	$(164,904)	$(421,261)	$(22,750)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Equity in subsidiaries’ earnings, net of dividends	(27,160)	141,011	405,047	18,706
Depreciation, amortization & accretion	153	70	176	9
Stock-based compensation	—	2,140	3,853	4,205
Net change in other assets	2,532	(5,912)	7,979	36,080
Net change in other liabilities	(10,897)	16,636	1,271	(14,884)

NET CASH (USED IN)/ PROVIDED BY OPERATING ACTIVITIES	(9,628)	(10,959)	(2,935)	21,366

INVESTING ACTIVITIES:
Net dividends from subsidiaries	—	—	—	35,560
Capital dispositions	—	—	9	93
Advances and investment in subsidiaries	(485,500)	—	—	(180,634)

NET CASH (USED IN)/ PROVIDED BY INVESTING ACTIVITIES	(485,500)	—	9	(144,981)

Continued on next page

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 30.	PACIFIC CAPITAL BANCORP (PARENT COMPANY ONLY FINANCIALS)—CONTINUED

PACIFIC CAPITAL BANCORP

Statements of Cash Flows

(continued)

	Successor Company	Predecessor Company
(dollars in thousands)	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008

FINANCING ACTIVITIES:
Proceeds from issuance of common stock options	—	—	27	7,485
Cash dividends paid on preferred stock	—	—	(2,107)	—
Cash dividends paid on common stock	—	—	(5,189)	(41,114)
Proceeds from issuance of preferred stock and common stock warrants, net	—	—	—	179,522
Proceeds from issuance of common stock	45,000	—	—	—
Proceeds from issuance of Series C Preferred Stock	455,000	—	—	—
Net repayment from other borrowings	—	—	—	(112)
Proceeds from rights offering	76,019	—	—	—
Acquirer expense	(7,889)	—	—	—
Other, net	—	(49)	(101)	(93)

NET CASH PROVIDED BY/ (USED) BY FINANCING ACTIVITIES	568,130	(49)	(7,370)	145,688

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	73,002	(11,008)	(10,296)	22,073
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	2,591	13,599	23,895	1,822

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$75,593	$2,591	$13,599	$23,895

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 31.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Successor Company
(dollars and shares in thousands, except per share amounts)	Three Months Ended December 31, 2010	One Month Ended September 30, 2010	Four months Ended December 31, 2010
Interest income	$62,572	$22,168	$84,740
Interest expense	8,547	4,021	12,568

Net interest income	54,025	18,147	72,172
Provision for loan losses	535	55	590

Net interest income after provision for loan losses	53,490	18,092	71,582
Loss on securities, net	(1)	(31)	(32)
Noninterest income (1)	16,057	4,047	20,104
Noninterest expense	48,735	17,149	65,884

Net income from continuing operations	20,811	4,959	25,770
Expense from discontinued operations, net	(25)	(1)	(26)

Net income	20,786	4,958	25,744
Dividends and accretion on preferred stock	—	—	—

Net income applicable to common shareholders	$20,786	$4,958	$25,744

Earnings per share from continuing operations:
Basic	$0.68	$0.51	$1.02
Diluted	$0.68	$0.17	$0.86

Earnings per share from discontinued operations:
Basic	$—	$—	$—
Diluted	$—	$—	$—

Earnings per share applicable to common shareholders:
Basic	$0.68	$0.51	$1.02
Diluted	$0.68	$0.17	$0.85

Weighted average number of common shares outstanding:
Basic	30,451	9,631	25,331
Diluted	30,462	29,094	30,126

(1)	Noninterest income is net of loss on securities

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 31.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)—CONTINUED

	Predecessor Company
(dollars and shares in thousands, except per share amounts)	Two Months Ended August 31, 2010	Three Months Ended June 30, 2010	Three Months Ended March 31, 2010	Eight Months Ended August 31, 2010
Interest income	$44,393	$69,988	$75,319	$189,700
Interest expense	19,391	30,123	30,814	80,328

Net interest income	25,002	39,865	44,505	109,372
Provision for loan losses	15,000	56,718	99,865	171,583

Net interest income/(loss) after provision for loan losses	10,002	(16,853)	(55,360)	(62,211)
Gain on securities, net	679	477	4,511	5,667
Noninterest income (1)	8,760	6,544	14,826	30,130
Noninterest expense	47,338	51,305	51,320	149,963

Loss before income tax (benefit)/expense	(27,897)	(61,137)	(87,343)	(176,377)
Income tax (benefit)/expense	(1,809)	(2,982)	49	(4,742)

Net loss from continuing operations	(26,088)	(58,155)	(87,392)	(171,635)
Expense from discontinued operations, net of tax	(36)	(162)	(1,231)	(1,429)
Gain on sale of discontinued operations, net of tax	—	—	8,160	8,160

Net loss	(26,124)	(58,317)	(80,463)	(164,904)
Dividends and accretion on preferred stock	1,756	2,660	2,522	6,938

Net loss applicable to common shareholders	$(27,880)	$(60,977)	$(82,985)	$(171,842)

Loss per share from continuing operations:
Basic	$(51.66)	$(124.00)	$(186.74)	$(359.07)
Diluted	$(51.66)	$(124.00)	$(184.76)	$(359.07)

(Loss)/earnings per share from discontinued operations:
Basic	$(0.07)	$(0.35)	$14.65	$14.08
Diluted	$(0.07)	$(0.35)	$14.65	$14.08

Loss per share applicable to common shareholders:
Basic	$(55.21)	$(130.01)	$(177.32)	$(359.50)
Diluted	$(55.21)	$(130.01)	$(175.44)	$(359.50)

Weighted average number of common shares outstanding:
Basic	505	469	468	478
Diluted	505	469	473	478

(1)	Noninterest income is net of gain on securities

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 31.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)—CONTINUED

	Predecessor Company
(dollars and shares in thousands, except per share amounts)	Three Months Ended December 31, 2009	Three Months Ended September 30, 2009	Three Months Ended June 30, 2009	Three Months Ended March 31, 2009	Twelve Months Ended December 31, 2009
Interest income	$81,565	$86,750	$92,165	$92,792	$353,272
Interest expense	33,413	35,344	39,998	44,886	153,641

Net interest income	48,152	51,406	52,167	47,906	199,631
Provision for loan losses	37,639	47,141	194,102	73,516	352,398

Net interest income after provision for loan losses	10,513	4,265	(141,935)	(25,610)	(152,767)
Gain/(loss) on securities, net	10,729	(23)	(1,765)	2,029	10,970
Noninterest income (1)	10,144	11,016	12,662	12,769	46,591
Noninterest expense	52,574	58,300	210,203	59,164	380,241

Loss before income tax (benefit)/expense	(21,188)	(43,042)	(341,241)	(69,976)	(475,447)
Income tax (benefit)/expense	(5,278)	(3,823)	22,756	(32,478)	(18,823)

Net loss from continuing operations	(15,910)	(39,219)	(363,997)	(37,498)	(456,624)
(Expense)/income from discontinued operations, net	(1,548)	982	3,943	31,986	35,363

Net loss	(17,458)	(38,237)	(360,054)	(5,512)	(421,261)
Dividends and accretion on preferred stock	2,543	2,511	2,530	2,412	9,996

Net loss applicable to common shareholders	$(20,001)	$(40,748)	$(362,584)	$(7,924)	$(431,257)

Loss per share from continuing operations:
Basic	$(34.07)	$(83.98)	$(779.44)	$(80.47)	$(977.78)
Diluted	$(34.07)	$(83.98)	$(779.44)	$(80.47)	$(977.78)

(Loss)/earnings per share from discontinued operations:
Basic	$(3.31)	$2.10	$8.44	$68.64	$75.72
Diluted	$(3.31)	$2.10	$8.44	$68.64	$75.72

Loss per share applicable to common shareholders:
Basic	$(42.83)	$(87.25)	$(776.41)	$(17.00)	$(923.46)
Diluted	$(42.83)	$(87.25)	$(776.41)	$(17.00)	$(923.46)

Weighted average number of common shares outstanding:
Basic	467	467	467	466	467
Diluted	467	467	467	466	467

(1)	Noninterest income is net of gain on securities

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Form 10-K, such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting. Management’s report on the Company’s internal control over financial reporting is set forth on page 104 and is incorporated herein by reference.

Attestation Report of the Independent Public Accounting Firm. The attestation report of Ernst & Young LLP on the Company’s internal control over financial reporting is set forth on page 106 and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended December 31, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

GLOSSARY

Accretion: Accretion is the recognition as interest income of the excess of the par value of a security over its cost at the time of purchase.

ACH: Automated Clearing House

AFS: Available for sale

Accumulated Postretirement Benefit Obligation (APBO): is the actuarial net present value of the obligation for: (1) already retired employees’ expected postretirement benefits; and (2) the portion of the expected postretirement benefit obligation earned to date by current employees.

AICPA: American Institute of Certified Public Accountants

ALLL: Allowance for loan and lease loss

ARRA: American Recovery and Reinvestment Act of 2009

ASC: Accounting Standards Codification

ASU: Accounting Standards Update

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

BHCA: Bank Holding Company Act

BOLI: Bank Owned Life Insurance

CD: Certificate of Deposit

CDARs: Certificate of Deposit Account Registry Service

CDI: Core Deposit Intangible

CEO: Chief Executive Officer

CFO: Chief Financial Officer

CMO: Collateralized Mortgage Obligation

Coupon rate: The stated rate of the loan or security.

COSO: Committee of Sponsoring Organizations

CRA: Community Reinvestment Act

CRI: Customer Relationship Intangible

Credit risk: The risk that a debtor will not repay according to the terms of the debt contract.

DBRS: Dominion Bond Rating Service

DIF: Deposit Insurance Fund

Dodd-Frank: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

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

FASB: Financial Accounting Standards Board

FBSLO: First Bank of San Luis Obispo

FDIA: Federal Deposit Insurance Act

FDIC: Federal Deposit Insurance Corporation

FHLB: Federal Home Loan Bank

FHLMC: Federal Home Loan Mortgage Corporation

GLOSSARY—CONTINUED

FICO: Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the DIF

FNB: First National Bank of Central California

FNMA: Federal National Mortgage Association

FOMC: Federal Open Market Committee

FRB: Federal Reserve Bank

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

LSR: Loan Servicing Right

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

MSR: Mortgage Servicing Right

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

OTTI: Other-than-temporary impairment

GLOSSARY—CONTINUED

PATRIOT Act: Under the PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs.

PCAOB: Public Company Accounting Oversight Board

PCBC: Pacific Capital Bancorp

PCBNA: Pacific Capital Bank, National Association

PCCI: Pacific Crest Capital Inc.

PCI: Purchased Credit Impaired loans

RAL: Refund anticipation loan

RAL and RT Programs: There are two products related to income tax returns filed electronically, RAL and RT. The Company provides these products to taxpayers who file their returns electronically nationwide.

Repos: A form of lending or borrowing whereby the legal form of the transaction is the purchase or sale of securities with the later resale or repurchase at a higher price than the original transaction. The excess of the resale or repurchase price over the original price represents interest income or expense.

Reserve Bank: Federal Reserve Bank of San Francisco

Reserve Board: Board of Governors of the Federal Reserve System

REWA: R.E. Wacker Associates

RT: Refund transfer

SAR: Stock Appreciation Right

Sarbanes-Oxley Act: In 2002, the Sarbanes-Oxley Act (“SOjX”) was enacted as Federal legislation. This legislation imposes a number of new requirements on financial reporting and corporate governance on all corporations.

SB Acquisition: SB Acquisition Company LLC

SBA: Small Business Administration

SBB: San Benito Bank

SBB&T: Santa Barbara Bank & Trust

SBTPG: Santa Barbara Tax Products Group, LLC

SEC: Securities and Exchange Commission

SBNB: Santa Barbara National Bank

SFAS: Statement of Financial Accounting Standards issued by the FASB.

SOX: Sarbanes-Oxley Act

SVNB: South Valley National Bank

TLGP: FDIC’s Temporary Liquidity Guarantee Program

TARP: Troubled Asset Relief Program

TARP CPP: TARP Capital Purchase Program

TDR: Troubled debt restructured, restructured loans

TT&L: Treasury tax and loan

U.S. Treasury: United States Department of the Treasury

Veritas: Veritas Wealth Advisors, a limited liability company.

VEBA: Voluntary Employees’ Beneficiary Association

VIE: Variable Interest Entity

Weighted average rate: The weighted average rate is calculated by dividing the total interest by the computed average balance.

Wholesale funding: Wholesale funding is comprised of borrowings from other financial institutions and deposits received from sources other than through customer relationships.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 11, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 11, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 11, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 11, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 11, 2011.

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

The listing of exhibits required by this item is set forth in the Exhibit Index beginning on page 240 of this Annual Report on Form 10-K, which Exhibit Index indicates each exhibit that is a management contract or compensatory plan or arrangement.

(b)	EXHIBITS

See exhibits listed in “Exhibit Index” on page 240 of this report.

(c)	FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Pacific Capital Bancorp

By	/s/ Carl B. Webb	March 25, 2011
Carl B. Webb		Date
Chief Executive Officer (Principal Executive Officer)

By	/s/ Mark K. Olson	March 25, 2011
Mark K. Olson		Date
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Gerald J. Ford	March 25, 2011	/s/ Carl B. Webb	March 25, 2011
Gerald J. Ford Chairman of the Board	Date	Carl B. Webb Chief Executive Officer (Principal Executive Officer) Director	Date

/s/ George S. Leis	March 25, 2011	/s/ H. Gerald Bidwell	March 25, 2011
George S. Leis President & Chief Operating Officer Director	Date	H. Gerald Bidwell Director	Date

/s/ Edward E. Birch	March 25, 2011	/s/ Richard S. Hambleton, Jr.	March 25, 2011
Edward E. Birch Director	Date	Richard S. Hambleton, Jr. Director	Date

/s/ D. Vernon Horton	March 25, 2011	/s/ S. Lachlan Hough	March 25, 2011
D. Vernon Horton Director	Date	S. Lachlan Hough Director	Date

/s/ Roger C. Knopf	March 25, 2011	/s/ William R. Loomis, Jr.	March 25, 2011
Roger C. Knopf Director	Date	William R. Loomis, Jr. Director	Date

/s/ John R. Mackall	March 25, 2011	/s/ Richard A. Nightingale	March 25, 2011
John Mackall Director	Date	Richard A. Nightingale Director	Date

/s/ Kathy J. Odell	March 25, 2011
Kathy J. Odell Director	Date

EXHIBIT INDEX TO PACIFIC CAPITAL BANCORP FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of December 30, 2010, by and between Pacific Capital Bancorp and Pacific Capital Merger Sub, Inc.

3.1

Certificate of Incorporation, as amended, of Pacific Capital Bancorp, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed December 30, 2010.

3.2	Bylaws of Pacific Capital Bancorp.

4.1	Amended and Restated Warrant dated August 31, 2010, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on September 2, 2010.

10.1	Pacific Capital Bancorp Amended and Restated Directors Stock Option Plan, as amended and restated effective October 1994. x

	10.1.1	Amendment Regarding Change in Control to Pacific Capital Bancorp Amended and Restated Directors Stock Option Plan dated December 10, 1998. x

10.2

1998 Amended and Restated Trust Agreement of Pacific Capital Bancorp Voluntary Employees’ Beneficiary Association, effective as of December 30, 1998, by and between Pacific Capital Bancorp and Santa Barbara Bank & Trust. x

10.2.1

Amendment Number One to 1998 Amended and Restated Trust Agreement of Pacific Capital Bancorp Voluntary Employees’ Beneficiary Association, effective as of April 29, 2010, by and between Pacific Capital Bancorp and Santa Barbara Bank & Trust. x

10.3	Pacific Capital Bancorp Amended and Restated 1996 Directors Stock Plan, as amended November 2004. x

10.3.1

Form of Directors Stock Option Agreement for the Pacific Capital Bancorp Amended and Restated 1996 Directors Stock Plan, incorporated herein by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2009. x

10.3.2

Form of Directors Reload Stock Option Agreement for the Pacific Capital Bancorp Amended and Restated 1996 Directors Stock Plan, incorporated herein by reference to Exhibit 10.1.8.2 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2004. x

10.4

Pacific Capital Bancorp 1998 Amended and Restated Key Employee Retiree Health Plan dated December 30, 1998, incorporated herein by reference to Exhibit 10.1.5 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2004. x

	10.4.1	Notice of Changes to Pacific Capital Bancorp 1998 Amended and Restated Key Employee Health Plan, effective as of March 1, 2010. x

10.5

Pacific Capital Bancorp 1998 Amended and Restated Retiree Health Plan (Non-Key Employees) dated December 30, 1998, incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2004. x

	10.5.1	Notice of Changes to Pacific Capital Bancorp 1998 Amended and Restated Health Plan (Non-Key Employees), effective as of March 1, 2010. x

Exhibit Number	Description

10.6	Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan, effective as of January 1, 2009. x

	10.6.1	First Amendment to the Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan, effective as of March 1, 2010. x

	10.6.2	Second Amendment to the Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan, effective as of August 20, 2010. x

	10.6.3	Third Amendment to the Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan, effective as of August 26, 2010. x

	10.6.4	Fourth Amendment to the Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan, effective as of January 1, 2011. x

10.7

Pacific Capital Bancorp 2002 Stock Plan, as amended and restated as of December 12, 2006, incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2009. x

10.7.1

Form of Restricted Stock Agreement for the Pacific Capital Bancorp 2002 Stock Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp for the fiscal quarter ended June 30, 2008. x

10.7.2

Form of Stock Option Agreement for the Pacific Capital Bancorp 2002 Stock Plan, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp for the fiscal quarter ended June 30, 2008. x

10.7.3

Form of Restricted Reload Stock Option Agreement for the Pacific Capital Bancorp 2002 Stock Plan, incorporated herein by reference to Exhibit 10.1.3 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2009. x

10.8

Pacific Capital Bancorp Deferred Compensation Plan, effective January 1, 2005, incorporated herein by reference to Exhibit 10.1.15 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2005. x

	10.8.1	Amendment to Pacific Capital Bancorp Deferred Compensation Plan, effective as of November 8, 2010. x

10.9

Pacific Capital Bancorp Summary of Non-Employee Director Compensation, effective July 1, 2007, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8- K of Pacific Capital Bancorp filed September 25, 2007. x

10.10	Pacific Capital Bancorp 2008 Equity Incentive Plan, incorporated herein by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A of Pacific Capital Bancorp filed March 19, 2008. x

10.10.1

Form of Notice of Grant and Restricted Stock Agreement for Non-employee Directors for the Pacific Capital Bancorp 2008 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp for the fiscal quarter ended June 30, 2008. x

Exhibit Number	Description

10.10.2

Form of Notice of Grant and Restricted Stock Agreement for the Pacific Capital Bancorp 2008 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.24.2 to Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2008. x

10.11

Employment Agreement dated March 11, 2010, by and among Pacific Capital Bank, N.A., Pacific Capital Bancorp and George S. Leis, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on March 17, 2010. x

10.11.1

First Amendment to Employment Agreement dated as of October 12, 2010, by and among Pacific Capital Bancorp, Pacific Capital Bank, N.A. and George S. Leis, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed October 13, 2010. x

10.12

Form of Consent, executed by each of the senior executive officers and certain other employees of Pacific Capital Bancorp, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pacific Capital Bancorp filed September 2, 2010. x

10.13

Form of Waiver, executed by each of the senior executive officers and certain other employees of Pacific Capital Bancorp, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Pacific Capital Bancorp filed September 2, 2010. x

10.14

Pacific Capital Bancorp 2010 Equity Incentive Plan, incorporated herein by reference to Annex C to the Definitive Information Statement on Schedule 14C of Pacific Capital Bancorp filed December 6, 2010. x

10.14.1

Form of Notice of Grant and Stock Option Agreement for the Pacific Capital Bancorp 2010 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Pacific Capital Bancorp filed December 29, 2010. x

10.14.2

Form of Notice of Grant and Restricted Stock Agreement for the Pacific Capital Bancorp 2010 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of Pacific Capital Bancorp filed December 29, 2010. x

10.15

Letter Agreement dated as of November 21, 2008, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, by and between the United States Department of the Treasury and Pacific Capital Bancorp, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed November 26, 2008.

10.16

Purchase and Sale Agreement dated January 14, 2010, by and among Santa Barbara Tax Products Group, LLC, Pacific Capital Bank, N.A. and Pacific Capital Bancorp, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed January 15, 2010.

10.17

Business Transition Agreement dated January 14, 2010, by and between Pacific Capital Bank, N.A. and Santa Barbara Tax Products Group, LLC, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pacific Capital Bancorp filed January 15, 2010.

Exhibit Number	Description

10.18

Investment Agreement dated April 29, 2010, by and among Pacific Capital Bancorp, Pacific Capital Bank, National Association and SB Acquisition Company LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed May 4, 2010.

10.18.1

Exhibits to Investment Agreement dated April 29, 2010, by and among Pacific Capital Bancorp, Pacific Capital Bank, National Association and SB Acquisition Company LLC, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pacific Capital Bancorp filed May 4, 2010.

10.19

Written Agreement dated May 11, 2010, by and between Pacific Capital Bancorp and the Board of Governors of the Federal Reserve System, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp for the fiscal quarter ended March 31, 2010.

10.20

Consent Order dated May 11, 2010, issued by the Comptroller of the Currency in the matter of Pacific Capital Bank, National Association, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp for the fiscal quarter ended March 31, 2010.

10.20.1

Modification of Existing Consent Order dated September 2, 2010, issued by the Comptroller of the Currency in the matter of Pacific Capital Bank, National Association, incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-1 of Pacific Capital Bancorp filed October 5, 2010.

10.21

Stipulation and Consent to the Issuance of a Consent Order dated May 11, 2010, by and between the Comptroller of the Currency and Pacific Capital Bank, National Association, incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp for the fiscal quarter ended March 31, 2010.

10.22

Exchange Agreement dated as of July 26, 2010, by and between Pacific Capital Bancorp and the United States Department of the Treasury, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed July 27, 2010.

10.22.1

Annex A to the Exchange Agreement dated as of July 26, 2010, by and between Pacific Capital Bancorp and the United States Department of the Treasury—Form of Warrant, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pacific Capital Bancorp filed July 27, 2010.

10.22.2

Annex B to the Exchange Agreement dated as of July 26, 2010, by and between Pacific Capital Bancorp and the United States Department of the Treasury—Form of New Certificate of Determination, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pacific Capital Bancorp filed July 27, 2010.

10.23

Registration Rights Agreement dated as of August 31, 2010, by and between Pacific Capital Bancorp and SB Acquisition Company LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on September 2, 2010.

10.24

Form of Indemnification Agreement, by and between Pacific Capital Bank, N.A. and its directors and certain officers, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on September 2, 2010.

Exhibit Number	Description

10.25

Form of Indemnification Agreement, by and between Pacific Capital Bancorp and its directors and certain officers, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on December 30, 2010.

21.	Subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP.

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification of Carl B. Webb.

	31.2	Certification of Mark K. Olson.

32.	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Carl B. Webb and Mark K. Olson.

99.	Certifications pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended.

	99.1	Certification of Carl B. Webb.

	99.2	Certification of Mark K. Olson.

Shareholders may obtain a copy of any exhibit by writing to:

Carol Zepke, Corporate Secretary

Pacific Capital Bancorp

P.O. Box 60839

Santa Barbara, CA 93160

x	Indicates management contract or compensatory plan or arrangement.