Form 10-Q
period 2011-03-31
PACIFIC CAPITAL BANCORP /CA/
filed 2011-05-12
CIK 357264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

                                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

Number of shares of common stock of the registrant outstanding as of April 29, 2011: 32,903,520

PART I

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Pacific Capital Bancorp (the “Company” or “PCBC”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions.  All statements, other than statements of historical fact, are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, acquisition and divestiture opportunities, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing.  Words such as “will likely result,” “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements.

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

■	changes in capital classification;

■	the impact of current economic conditions and the Company’s results of operations on its ability to borrow additional funds to meet its liquidity needs;

■	local, regional, national and international economic conditions and events and the impact they may have on the Company and its customers;

■	changes in the economy affecting real estate values;

■	inability to attract and retain deposits;

■	changes in the level of nonperforming assets and charge-offs;

■	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

■	changes in the financial performance and/or condition of the Bank’s borrowers;

■	effect of additional provision for loan losses;

■	long term negative trends in the Company’s market capitalization;

■	effects of any changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the “Reserve Board”);

■	inflation, interest rate, cost of funds, securities market and monetary fluctuations;

■	political instability;

■	acts of war or terrorism, natural disasters such as earthquakes or fires, or the effects of pandemic flu;

■	the timely development and acceptance of new products and services and perceived overall value of these products and services by users;

■	changes in consumer spending, borrowings and savings habits;

■	technological changes, including the implementation of new systems;

■	changes in the Company’s organization, management, compensation and benefit plans;

■	competitive pressures from other financial institutions;

■	continued consolidation in the financial services industry;

■	inability to maintain or increase market share and control expenses;

■	impact of reputational risk on such matters as business generation and retention, funding and liquidity;

■	rating agency downgrades;

■	continued volatility in the credit and equity markets and its effect on the general economy;

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

■	other factors that are described under the heading “Risk Factors” in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”); and

■	the Company’s success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

Definition of Terms

Specific accounting and banking industry terms and acronyms used throughout this document are defined in the glossary on pages 92 through 93.

ITEM 1.        FINANCIAL STATEMENTS

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share amounts)

	Successor Company
	March 31, 2011	December 31, 2010
	(unaudited)	(audited)

ASSETS
Cash and due from banks	$42,520	$45,820
Interest bearing demand deposits in other financial institutions	291,020	450,044

Cash and cash equivalents	333,540	495,864
Investment securities available for sale	1,320,505	1,278,100
Loans held for sale	4,599	16,512
Loans held for investment	3,809,349	3,761,517
Allowance for loan and lease losses	(2,131)	(520)

Net loans held for investment	3,807,218	3,760,997
Premises and equipment, net	71,322	71,465
FHLB stock and other investments	81,661	84,235
Goodwill and other intangible assets	88,124	93,700
Other assets	236,227	284,675

TOTAL ASSETS	$5,943,196	$6,085,548

LIABILITIES
Deposits
Noninterest bearing	$1,073,219	$1,099,260
Interest bearing	3,680,907	3,809,028

Total deposits	4,754,126	4,908,288
Securities sold under agreements to repurchase	318,615	319,737
Other borrowings	119,956	121,014
Other liabilities	90,781	93,826

TOTAL LIABILITIES	5,283,478	5,442,865
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Common stock ($0.001 par value; 50,000 authorized; 32,903 and 32,901 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	33	33
Paid in capital	650,002	650,010
Retained earnings	42,504	25,744
Accumulated other comprehensive loss	(32,821)	(33,104)

TOTAL SHAREHOLDERS’ EQUITY	659,718	642,683

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,943,196	$6,085,548

The accompanying notes are an integral part of these financial statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars and shares in thousands, except per share amounts)

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Interest income
Loans	$59,763	$65,848
Trading assets	—	64
Investment securities	6,096	8,326
Other	622	1,080

TOTAL INTEREST INCOME	66,481	75,318
Interest expense
Deposits	7,106	17,794
Securities sold under agreements to repurchase	2,102	2,006
Other borrowings	2,976	11,014

TOTAL INTEREST EXPENSE	12,184	30,814

NET INTEREST INCOME	54,297	44,504
Provision for loan losses	1,667	99,865

NET INTEREST INCOME/(LOSS) AFTER PROVISION FOR LOAN LOSSES	52,630	(55,361)
Noninterest income
Service charges and fees	5,751	5,739
Trust and investment advisory fees	5,335	5,408
(Loss)/gain on securities, net	(4)	4,511
Other	1,783	3,680

TOTAL NONINTEREST INCOME	12,865	19,338
Noninterest expense
Salaries and employee benefits	22,947	22,078
Net occupancy expense	5,676	5,803
Other	19,640	23,439

TOTAL NONINTEREST EXPENSE	48,263	51,320

INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	17,232	(87,343)
Income tax expense	472	49

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	16,760	(87,392)
Expense from discontinued operations, net of tax	—	(1,231)
Gain on sale of discontinued operations, net of tax	—	8,160

Income from discontinued operations, net	—	6,929

NET INCOME/(LOSS)	16,760	(80,463)
Dividends and accretion on preferred stock	—	2,522

NET INCOME/(LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$16,760	$(82,985)

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars and shares in thousands, except per share amounts)

(continued)

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Earnings/(loss) per share from continuing operations:
Basic	$0.51	$(186.74)
Diluted	$0.51	$(186.74)
Earnings per share from discontinued operations:
Basic	$—	$14.81
Diluted	$—	$14.81
Earnings/(loss) per share applicable to common shareholders:
Basic	$0.51	$(177.32)
Diluted	$0.51	$(177.32)
Weighted average number of common shares outstanding:
Basic	32,903	468
Diluted	32,909	468

The accompanying notes are an integral part of these financial statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE (LOSS)/INCOME (unaudited)

(dollars and shares in thousands)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income	Retained Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Paid in Capital
Predecessor Company
Balance, December 31, 2009	181	$176,742	467	$11,689	$123,886	$14,352	$37,934	$364,603
Net loss	—	—	—	—	—	—	(80,463)	(80,463)
Other comprehensive loss, net of tax
Unrealized gain on AFS securities	—	—	—	—	—	1,828	—	1,828
Realized gain on sale and calls of AFS securities included in earnings	—	—	—	—	—	(4,521)	—	(4,521)
Postretirement expense obligation arising during period	—	—	—	—	—	(629)	—	(629)

Total comprehensive loss								(83,785)
Amortization of preferred stock discount	—	216	—	—	—	—	(216)	—
Accrued stock dividends not paid	—	—	—	—	—	—	(2,307)	(2,307)
Stock based compensation	—	—	—	—	214	—	—	214
Net restricted stock activity (1)	—	—	1	14	639	—	—	653

Balance, March 31, 2010	181	$176,958	468	$11,703	$124,739	$11,030	$(45,052)	$279,378

(1)	The amount recognized as compensation expense related to restricted stock awards for the three months ended March 31, 2010 was $668,000.

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE (LOSS)/INCOME (unaudited)

(dollars and shares in thousands)

(continued)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Paid in Capital
Successor Company
Balance, December 31, 2010	—	$—	32,901	$33	$650,010	$(33,104)	$25,744	$642,683
Net income	—	—	—	—	—	—	16,760	16,760
Other comprehensive income, net of tax
Unrealized gain on AFS securities	—	—	—	—	—	279	—	279
Realized loss on sale and calls of AFS securities included in earnings	—	—	—	—	—	4	—	4

Total comprehensive income								17,043
Net restricted stock activity (2)	—	—	2	—	(8)	—	—	(8)

Balance, March 31, 2011	—	$—	32,903	$33	$650,002	$(32,821)	$42,504	$659,718

(2)             There was no compensation expense related to restricted stock awards for the three months ended March 31, 2011.

The accompanying notes are an integral part of these statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
OPERATING ACTIVITIES:
Net income/(loss) from continuing operations	$ 16,760	$ (87,392)
Net income from discontinued operations	—	6,929

Net income/(loss)	16,760	(80,463)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Provision for loan losses	1,667	99,865
Depreciation, amortization and accretion	2,899	4,214
Accretion of acquired loans	(51,617)	—
Stock-based compensation	—	882
Net amortization of discounts and premiums for investment securities	1,725	(258)
Operating lease impairment	—	1,301
(Gains)/losses on sale of:
Loans, net	(438)	(3,955)
Investment securities, AFS	4	(4,520)
Fair value of loan commitments	(23)	—
Other real estate owned	(2,041)	192
Loans originated for sale and principal collections, net	4,599	26,629
Collection of taxes receivable	50,050	—
Changes in:
Other assets	2,547	4,911
Other liabilities	(2,866)	(3,959)
Trading securities, net	—	117
Servicing rights, net	168	416
Net cash used by operating activities attributable to discontinued operations	—	(808)

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,434	44,564

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

(continued)

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
INVESTING ACTIVITIES:
Proceeds from loan sales	3,298	33,328
Loan originations and principal collections, net	176,142	112,384
Purchase of loans held for investment	(178,932)	—
Proceeds from sale of AFS securities	2,386	48,636
Principal pay downs, calls and maturities of AFS securities	50,217	162,596
Purchase of AFS securities	(96,452)	—
Redemption of Federal Home Loan Bank stock	2,571	—
Purchase of premises and equipment, net	(2,120)	(271)
Proceeds from sale of other real estate owned, net	12,107	2,316
Net cash provided by investing activities attributable to discontinued operations	—	2,077

NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	(30,783)	361,066
FINANCING ACTIVITIES:
Net (decrease)/increase in deposits	(151,882)	44,142
Net decrease in short term borrowings	(2,295)	(26,933)
Repayment of long term debt and other borrowings	(790)	(216,031)
Other, net	(8)	(15)
Net cash provided by financing activities attributable to discontinued operations	—	113,437

NET CASH USED IN FINANCING ACTIVITIES	(154,975)	(85,400)

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(162,324)	320,230
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	495,864	995,522

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$333,540	$1,315,752

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for
Interest	$12,250	$31,449
Income taxes	2,266	—
Non-cash investing activity
Net transfers from loans held for investment to loans held for sale	2,811	47,862
Transfers to other real estate owned, net	10,973	14,184
Non-cash financing activity
Preferred stock dividends declared not paid	—	2,522

The accompanying notes are an integral part of these statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pacific Capital Bancorp (“the Company” or “PCBC”) is a bank holding company organized under the laws of the state of Delaware.  PCBC provides a full range of commercial and consumer banking services to households, professionals, and businesses through its wholly-owned subsidiary Pacific Capital Bank, National Association (“the Bank” or “PCBNA”).  These banking services include depository, lending and wealth management services.  PCBNA’s lending products include commercial and industrial (“commercial”), consumer, commercial and residential real estate loans and Small Business Administration (“SBA”) loans.  Depository services include checking, interest bearing checking (“NOW”), money market (“MMDA”), savings, and Certificate of Deposit (“CD”) accounts, as well as safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashier’s checks.  PCBNA also offers a wide range of wealth management services through a full service trust operation and two registered investment advisors that are wholly-owned subsidiaries, Morton Capital Management (“MCM”) and R.E.  Wacker Associates (“REWA”).

PCBNA currently conducts its banking services under five brand names: Santa Barbara Bank & Trust (“SBB&T”), First National Bank of Central California, South Valley National Bank, San Benito Bank, and First Bank of San Luis Obispo.  The SBB&T offices are located in Santa Barbara, Ventura and Los Angeles counties.  The banking offices using the other brand names are located in the counties of Monterey, San Luis Obispo, Santa Clara, Santa Cruz, and San Benito.  In December 2010, the Company announced plans to begin to consolidate the brand bank names listed to the SBB&T brand name, its oldest brand.

Basis of Presentation

The accompanying Consolidated Financial Statements of Pacific Capital Bancorp are unaudited and, in the opinion of Management, include all adjustments necessary for a fair statement of the Company’s financial position and results of operations for the periods presented.   All inter-company balances and transactions are eliminated in consolidation.

The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010.  The accompanying unaudited Consolidated Financial Statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and conform to practices within the financial services industry.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.

The Consolidated Financial Statements refer to “Management” within the disclosures.  The Company’s definition of Management is the executive management team of the Company and its subsidiaries.

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the amount of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements.  Although Management believes these estimates to be reasonably accurate, actual amounts may differ.  In the opinion of Management, all adjustments considered necessary have

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

been reflected in the financial statements during their preparation.  Certain amounts in the 2010 financial statements have been reclassified to be comparable with classifications used in the 2011 financial statements.

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

As a result of the Investment Transaction, pursuant to which the Investor acquired and controlled 98.1% of the voting securities of the Company, the Company followed the acquisition or purchase method of accounting as required by the Business Combinations Topic of the Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).  Under the rules of the SEC Staff Accounting Bulletin T. 5J, New Basis of Accounting Required in Certain Circumstances (“SEC SAB T. 5J”) or ASC 805-50-S99, the application of “push down” accounting is required.

As a result of the adjustments required by purchase accounting, the Company’s balance sheets and results of operations from periods through August 31, 2010 are labeled as “Predecessor Company” amounts and may not be comparable to balances and results of operations from periods after the close of business on August 31, 2010 (the “Transaction Date”), which are labeled as “Successor Company.” Purchase accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill.  Although the $500 million in cash from the Investor was received on August 31, 2010, the purchase accounting adjustments are reflected in the Consolidated Financial Statements after the close of business on the Transaction Date.  The purchase accounting transactions are reflected within the Successor Company’s Consolidated Financial Statements.  Acquisition accounting requires that the valuation of assets, liabilities, and non-controlling interests be recorded in the acquiree’s records as well.  Accordingly, the Company’s Consolidated Financial Statements and transactional records prior to the Investment Transaction reflect the historical accounting basis of assets and liabilities and are labeled “Predecessor Company,” while such records subsequent to the Investment Transaction are labeled “Successor Company” and reflect the push down basis of accounting for the new fair values in the Company’s Consolidated Financial Statements.  This change in accounting basis is represented in the Consolidated Financial Statements by a vertical black line which appears between the columns entitled “Successor Company” and “Predecessor Company” on the statements and in the relevant notes of the Consolidated Financial Statements.  The black line signifies that the amounts shown for the periods prior to and subsequent to the Investment Transaction are not comparable.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In addition to the new accounting basis established for assets, liabilities and noncontrolling interests, purchase accounting requires the reclassification of any retained earnings from periods prior to the acquisition to be recognized as common share equity and the elimination of any accumulated other comprehensive income (“OCI”) or loss and paid in capital within the Company’s Shareholders’ Equity section of the Company’s Consolidated Financial Statements.  Accordingly, retained earnings and OCI since the Transaction Date represent only the results of operations subsequent to the Transaction Date.

Consolidation of Subsidiaries and Variable Interest Entities

PCBC has six wholly-owned subsidiaries: PCBNA, a banking subsidiary, PCB Service Corporation, utilized as a trustee of deeds of trust in which PCBNA is the beneficiary and four unconsolidated subsidiaries used as business trusts in connection with issuance of trust preferred securities as described in Note 17, “Long Term Debt and Other Borrowings” of the 2010 Form 10-K.

PCBNA has three wholly-owned consolidated subsidiaries:

■	MCM and REWA, two registered investment advisors that provide investment advisory services to individuals, foundations, retirement plans and select institutional clients.

■

SBBT RAL Funding Corp., which was utilized for the securitization of RALs to assist with the financing of the RAL program as described in Note 26, “Discontinued Operations—RAL and RT Programs” of the 2010 Form 10-K’s Consolidated Financial Statements.

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

Recent Accounting Pronouncements

During the three months ended March 31, 2011, the following accounting pronouncements applicable to the Company were issued or became effective:

In January 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”).  The ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 until the FASB completes its deliberations on what constitutes a troubled debt restructuring.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The ASU clarifies which loan modifications constitute troubled debt restructuring and is intended to assist creditors in determining whether a modification of the terms of a receivable meet the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist:

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  The guidance will be effective for the Company on July 1, 2011 and applies retrospectively to restructurings occurring on or after January 1, 2011.  The adoption of the new guidance is not expected to have a material impact on the Company’s financial statements.

Cash Reserve Requirement

All depository institutions are required by law to maintain reserves against their transaction deposits.  The reserves must be held in cash or with the Reserve Bank.  The amount of the reserve may vary each day as banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two week period.  In addition, PCBNA must maintain sufficient balances to cover the checks written by bank customers that are clearing through the Reserve Bank because they have been deposited at other banks.

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

Investment Securities

All investment securities are debt securities and are classified as AFS.  The appropriate classification is determined at the time of purchase.  Securities classified as AFS are reported as an asset on the Consolidated Balance Sheets at their estimated fair value.  As the fair value of AFS securities changes, the changes are reported (net of the appropriate income tax) as an element of OCI.  When AFS securities, specifically identified, are sold, the unrealized gain or loss is reclassified from OCI to noninterest income.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

value at which they may be redeemed.  The dividend income received from the stock is reported in interest income.

Loans Held for Sale

Periodically, the Company identifies loans it expects to sell prior to maturity.  When loans are originated or identified to be sold, they are recorded as held for sale and reported at the lower of cost or fair value in the Consolidated Balance Sheets.  The loan’s cost basis includes unearned deferred fees and costs, and premiums and discounts.  These loans are generally held between 30 to 90 days from their origination date.  Due to the short period of time loans are held for sale, deferred fees or expenses are not amortized.  If a loan has been reported as held for sale and is then determined that it is unlikely to be sold, the loan is reclassified to loans held for investment at the lower of cost or fair value.  The majority of loans held for sale by the Company are residential real estate loans.  Loans classified as held for sale are disclosed in Note 4, “Loans” of these Consolidated Financial Statements.

Loans Held for Investment

Loans held for investment, except for Purchased Credit Impaired (“PCI”) Loan Pools described below, are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans.

Loans originated and purchased since the Transaction Date are included in “Loans Held for Investment” within these Consolidated Financial Statements and are referred to within these Consolidated Financial Statements as “Loans originated and purchased since the Transaction Date.” At March 31, 2011 and at December 31, 2010, a majority of the loans reported as Loans Held for Investment are PCI Loan Pools.  The accounting for PCI Loan Pools is significantly different from the accounting for loans originated and purchased since the Transaction Date.  The accounting policies for the loans originated since the Transaction Date is covered within this section, while the accounting for PCI Loan Pools is described in the section below called “Accounting for PCI Loan Pools.”

Interest income on all loans is accrued daily, except for PCI loan pools and loans in a nonaccrual status.  Loan fees collected for the origination of loans less direct loan origination costs (net deferred loan fees) are amortized over the contractual life of the loan through interest income.  If a loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the effective interest method over the contractual life of the loan.  If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight line basis over the contractual life of the loan commitment.  Loan fees received for loan commitments are recognized as interest income over the term of the commitment.  When loans are repaid, any remaining unamortized balances of unearned fees, deferred fees and costs and premiums and discounts paid on purchased loans are accounted for through interest income.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

The Company has exposure to losses from unfunded loan commitments and letters of credit.  Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding.  Losses related to these commitments are not included in the allowance for loan and lease losses reported in Note 6, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements.  Instead, they are accounted for as a separate loss contingency or reserve within other liabilities on the Company’s Consolidated Balance Sheets.

Prior to the funding of a loan, the Bank may provide an interest rate lock commitment for mortgage loans that will be originated with the intent to sell.  The Bank also enters into mandatory delivery contracts, which are loan sale agreements in which the Company has committed to deliver a certain principal amount of mortgage loans to a third party investor at a specified price on or before a specified date.  These interest rate lock commitments and mandatory delivery contracts qualify as derivatives under GAAP.  The fair value of the interest rate lock commitments is based on the change in interest rates between the date the interest rate lock commitment is executed and the date the loan is funded.  The fair value of the mandatory delivery contracts is calculated by comparing the price on the contract accepted date to the price on the actual sale date.  The fair value of these derivatives is reported as other assets or other liabilities and changes in the fair values are reflected through noninterest income in the Company’s Consolidated Financial Statements.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

PCI Term Pools are initially recorded at fair value, and any related allowance for loan and lease losses from before the acquisition cannot be carried over.  Fair value is determined by estimating the principal and interest cash flows expected to be collected after discounting at the prevailing market rate of interest.  The difference between contractual cash flows and expected cash flows, on an undiscounted basis, represents the nonaccretable difference.  The difference between undiscounted expected cash flows and discounted expected cash flows represents the accretable yield.  The Company’s estimated expected cash flows on PCI loan pools take into consideration estimated prepayments based on the characteristics of the loans contained in each loan pool and expected charge-offs and recoveries of the PCI loans.  The accretable yield is recognized in interest income over the remaining life of the pool of loans using the effective yield method.

Management has elected to have PCI loans aggregated into several pools based on common risk characteristics as allowed under ASC 310-30.  Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.  Both the accretion of interest income and the comparison of actual cash flows to expected cash flows are completed at the pool level rather than by individual loans.  The Company has aggregated all of the loans acquired at the Transaction Date into the pools.  Loans may not be removed from a pool, added to a pool, or moved from one pool to another.  All activity such as payments, charge-offs, recoveries, and prepayments received is applied to the loan pool in which the loan was placed at the Transaction Date.  Payments which are in excess of expectations in one pool may not be applied to other pools to avoid the recognition of impairment for deficient payments within another pool.  Only the disposal of a loan, which may include sales of loans to third parties, payoff or prepayment by the borrower, foreclosure of the collateral, or charge-off will result in the removal of a loan from a loan pool.  When a loan is removed from a pool, it is removed at its carrying amount.

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

Because PCI Term Pools are written down at acquisition to an amount estimated to be collectible and aggregated into pools, the classification and disclosures are at pool levels regardless of the underlying individual loan performance.  PCI Term Pools are not reported as delinquent, nonaccrual, impaired or troubled debt restructured (“TDRs”) even though some of the underlying loans may be contractually past due, on nonaccrual, impaired or TDRs as the pool is evaluated as a single unit of account.

PCI Revolving Pools

As mentioned above, acquired loans which are revolving are excluded from ASC 310-30 but the accounting for purchase discounts on pooled revolving lines of credit is required in accordance with ASC 310-20.  Individual revolving lines of credit that had been originated prior to the Investment Transaction were placed in pools with similar risk characteristics.  PCI Revolving Pools were recorded at fair value at the Transaction Date based on expected cash flows, which included estimated losses inherent in the pool at the Transaction Date.  A new carrying amount is established for PCI Revolving Pools based on its fair value, which represents its net realizable value.  The difference between the former carrying value and the net realizable value is the purchase discount.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Because of the uncertainty in the underlying cash flows associated with the PCI Revolving Pools at the Transaction Date, Management determined that the purchase discount should not be accreted and has only recorded interest income on these pools at the contractual rate to the extent considered collectible.  Management periodically reassesses the net realizable value of each PCI Revolving Pool and records interest income relating to the purchase discount in accordance with ASC 310-20 when it is probable that amounts in excess of the carrying value will be realized.  Such amounts are recognized in income on a straight line basis over the period the revolving line of credit is active, assuming that borrowings are outstanding for the maximum term provided in the loan contract.  In the event that credit losses are higher than expectations, the Company records an allowance to the extent that the carrying value exceeds the amounts expected to be collected.

Unlike PCI Term Pools, accounting guidance requires that disclosures be made on the underlying loans in PCI Revolving Pools even though such loans were written down to fair value on the Transaction Date.  As a result, the underlying loans in PCI Revolving Loan Pools are reported as contractually delinquent, nonaccrual, impaired, or TDRs to the extent applicable.

Allowance for Loan and Lease Losses

Credit risk is inherent in the business of extending loans and leases to borrowers.  Normally, this credit risk is addressed through a valuation allowance termed Allowance for Loan and Lease Losses (“ALLL”).  The ALLL represents a creditor’s estimate of loan losses inherent within the loan portfolio at each balance sheet date.  Netted against the outstanding loan balance, this allowance reduces the balance to the creditor’s estimate of what will be collected from borrowers.  The ALLL is established through charges to current period earnings by recording a provision for loan losses.  When losses become specifically identifiable and quantifiable, the loan balance is reduced through recording a charge-off against the ALLL.  Should payments be received on charged-off loans, the payment is credited to the allowance as a recovery.

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

Prior to the Transaction Date, the ALLL related to probable losses inherent in the Company’s loans held for investment as of the balance sheet date.  However, the purchase accounting guidance for business combinations significantly impacted the Company’s allowance for loan and lease losses as of the Transaction Date.  The revaluation of assets required by this accounting guidance resulted in all loans being reported at their fair value as of the Transaction Date.  The fair value is presumed to take into account the contractual payments on loans that are not expected to be received, and consequently no allowance for loan and lease losses was carried over for the Company’s loans as of the Transaction Date.  Subsequent to the Transaction Date, the ALLL is comprised of the Company’s estimate of losses inherent in successor loans originated and purchased since the Transaction Date; the differential between current expected cash flows and prior expected cash flows for PCI Term Pools when current expected cash flows are less than prior expected cash flows; and the amount of credit losses inherent in PCI Revolving Pools in excess of the net realizable value.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Credit risk ratings of large problem loans in the commercial loan portfolio (loans secured by multifamily real estate, loans secured by commercial real estate, loans secured by the construction of multifamily or commercial real estate, commercial and industrial/commercial loans, and other) are reviewed at a minimum, quarterly.  A credit risk rating for a commercial loan may be assessed and require a credit risk rating change when the following events occur:

■	new credit requests,

■	loan renewals,

■	review of borrower financial statements or non receipt of borrower financial statements when requested,

■	appearance on delinquency reports,

■	outside credit inquires,

■	identified facts demonstrate change in risk of nonpayment,

■	historical payment experience,

■	current economic trends,

■	emerging industry problems, and

■	contact with borrower provides new credit information.

Credit risk ratings in the consumer loan portfolio (term and revolving loans secured by residential real estate for 1 to 4 families, secured consumer loans, and unsecured lines of credit for consumer loans) are assessed and require a credit risk rating change when the following events occur:

■	new credit requests,

■	deterioration of credit score,

■	loan renewals,

■	appearance on delinquency reports,

■	identified facts demonstrate change in risk of nonpayment,

■	historical payment experience, and

■	contact with borrower provides new credit information.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

After reviewing the credit risk ratings in the loan portfolio, the second step is to develop an estimate of the loss inherent in individual loans or groups of similar loans.  The estimation of probable losses takes into consideration the loan credit risk ratings and other factors such as:

■	loan balances,

■	loan pool segmentation,

■	historical loss analysis,

■	identification, review, and valuation of impaired loans,

■	changes in the economy impacting lending activities,

■	changes in the concentrations of various loan types,

■	changes in the growth rate or volume of lending activities,

■	changes in the trends for delinquent and problem loans,

■	changes in the control environment or procedures,

■	changes in the management and staffing effectiveness,

■	changes in the loan review effectiveness,

■	changes in the underlying collateral values of loans,

■	changes in the competition/regulatory/legal issues,

■	unanticipated events, and

■	changes and additional valuation for structured financing and syndicated national credits.

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

For PCI Loan Pools, which represent 93.8% of the carrying value of the Company’s loans held for investment at March 31, 2011, there is no ALLL unless further deterioration of credit quality has occurred since the Transaction Date.  These loans were recorded at fair value as of the Transaction Date based on the acquirer’s estimate of

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

collections to be received.  In addition, each quarter, Management must make a determination whether the estimate of expected cash flows from these loans needs to be revised.  This determination is based on actual cash flows received and any information available about the borrowers and their financial condition that would lead Management to conclude that expected cash flows will be substantially different from what was estimated at the end of the last accounting period.  Of the factors noted above for PCI Loan Pools, those that relate specifically to the borrower, to the economy, and to credit deterioration seen for similar borrowers or similar businesses or industries will be most relevant.

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

Further information on the allowance for loan loss is provided in Note 6, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements.

ALLL Model Methodology

The Company considers both quantitative and qualitative factors when determining the level of estimated ALLL.  Quantitative factors are based primarily on historical credit losses for each portfolio of similar loans over a time horizon or “look-back” period.  The Company uses historical credit losses over the past six quarters as a basis for its quantitative factors.

Qualitative factors are used to increase historical loss rates based on the Company’s estimate of the losses inherent in the outstanding loan portfolio that are not fully captured by the quantitative factors alone.  Qualitative factors taken into consideration in calculations of the ALLL include: concentrations of types of loans, loan growth, control environment, delinquency and classified loan trends, Management and staffing experience and turnover, economic conditions, results of independent loan review, underlying collateral values, competition, regulatory, legal issues, structured finance and syndicated national credits, and other factors.  These qualitative factors are applied as adjustments to the historical loss rates when Management believes they are necessary to better reflect current conditions.

Nonaccrual Loans, Impaired Loans, and Restructures of Troubled Debt

As discussed above in the PCI Loan Pools section, the accounting for pooled credit impaired loans has implications for classification and reporting disclosures of loans classified as nonaccrual, impaired, or TDRs.  Because the Company’s loans were written down to fair value and pooled as of the Transaction Date, the carrying amount of the loans in the Company’s Consolidated Financial Statements is based upon amounts estimated to be collected.  PCI Term Pools are not classified as nonaccrual, impaired or TDRs even though some of the underlying loans may be contractually past due or nonperforming unlike the underlying loans in the PCI Revolving Pools which are required to be disclosed as delinquent, nonaccrual, impaired, or TDR.  Quarterly, the individual pools are assessed for the overall collectability of the expected cash flows on a pool by pool basis.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

For all loans originated since the Transaction Date, when an individual borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. Generally, the Company places loans in a nonaccrual status and ceases recognizing interest income when the loan has become delinquent by more than 90 days and/or when Management determines that the repayment of principal and collection of interest is unlikely.  The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well secured by collateral and collection is in process.

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

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  However, there are some loans that are termed impaired because of doubt regarding collectability of interest and principal according to the contractual terms, but are both fully secured by collateral and are current in their interest and principal payments.  These impaired loans may be placed back on accrual.  After Management determines a loan is impaired, it determines the fair value of the loan.  A valuation allowance is established for an impaired loan when the fair value of the collateral supporting that loan or the expected cash flows of a loan is less than the recorded investment.  For additional information in obtaining the fair value of a loan, refer to Note 2, “Fair Value of Financial Instruments,” on page 30 of these Consolidated Financial Statements.

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

Additional information regarding loans classified nonaccrual, impaired, and TDRs is disclosed in Note 6, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Some of the Company’s leases have cost-of-living adjustments based on the consumer price index.  Some of the leases have fixed increases provided for in the terms or increases based on the index but have a minimum increase irrespective of the change in index.  In these cases, the total fixed or minimum lease expense is recognized on a straight line basis over the term of the lease.  As part of the purchase accounting due to the Investment Transaction, the Company evaluated all of its leases.  A liability was recorded as of the Transaction Date because the contracted lease payments were above the current market rates for similar properties in aggregate.  The contractual obligations for leases are disclosed in Note 9, “Premises and Equipment” of the 2010 Form 10-K’s Consolidated Financial Statements.

Goodwill and Intangible Assets

Intangible assets are generally acquired through an acquisition.  If the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so, the acquired intangible asset will be a separately recognized asset.  Such intangible assets are subject to amortization over their useful lives.  Among these identifiable intangible assets are core deposit intangibles and customer relationship intangibles (“CRI”).  The Company amortizes core deposit intangibles and core relationship intangibles over their estimated useful lives.

Any excess of the purchase price over the estimated fair value of the assets received and liabilities assumed is an unidentifiable intangible asset and is recorded as goodwill.  Goodwill must be reviewed for impairment whenever there is evidence to suggest that the reason an acquirer paid more than the estimated value of the net

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

assets no longer is present but not less frequently than once per year.  This evidence may be in the form of a triggering event or a series of events or developments.

Testing goodwill for impairment consists of a two part test to determine the fair value of goodwill.  In Step 1, the fair value of the reporting unit is determined and compared to its carrying value including goodwill.  If the fair value of the reporting unit is more than its carrying value, goodwill is not impaired.  If the fair value of the reporting unit is less than its carrying value, the company must proceed with Step 2.  In Step 2, the implied fair value of goodwill is estimated.  The implied fair value of goodwill is the excess of fair value of the reporting unit over the fair values of the assets and liabilities of the reporting unit as they would be determined in an acquisition.  If the carrying amount of the goodwill is more than its implied fair value, it is impaired and an impairment charge must be recognized.

All of the goodwill recognized in the Company’s Consolidated Financial Statements as of March 31, 2011 is the result of the purchase accounting for the Investment Transaction.  Additional information regarding goodwill and the computation of goodwill is disclosed in Note 2, “Business Combination—Investment Transaction” and Note 10, “Goodwill and Intangible Assets” of the 2010 Form 10-K’s Consolidated Financial Statements.

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

Other Real Estate Owned

Real estate acquired through foreclosure on a loan or by the surrender of real estate in lieu of foreclosure is called Other Real Estate Owned or (“OREO”).  OREO is recorded in the Company’s financial records at the lower of its carrying value or fair value of the OREO, less estimated costs to sell.  If the outstanding balance of the loan is greater than the fair value of the OREO at the time of foreclosure, the excess of the loan balance over the fair value is charged-off against the ALLL before recording the asset as an OREO.  OREOs are recorded as other assets within the Consolidated Financial Statements.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Securities Sold Under Agreement to Repurchase

The Company enters into repurchase agreements whereby it sells securities or loans to another institution and agrees to repurchase them at a later date for an amount in excess of the sale price.  While in form these are agreements to sell and repurchase, in substance they are secured borrowings in which the excess of the repurchase price over the sale price represents interest expense.  This expense is accrued over the term of the borrowing.  For security or collateral, the Company must pledge assets with a higher fair value than the amount borrowed.  Information about the amounts held and the interest rates may be found in Note 16, “Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” of the 2010 Form 10-K’s Consolidated Financial Statements.  There was a purchase accounting premium recorded as a result of the Investment Transaction for these repurchase agreements based on current market rates for similar instruments.

Other Borrowings

Management utilizes a variety of sources to raise borrowed funds at competitive rates, including FHLB borrowings and subordinated debt.  FHLB borrowings typically carry rates approximating the London Inter-Bank Offered Rate (“LIBOR”) for the equivalent term because they are secured with investments or high quality loans.  Interest is accrued on a monthly basis based on the outstanding borrowings interest rate and is included in interest expense.

In past quarters, a majority of the long term and short term debt of the Company were advances with the FHLB.  Long term funding through the FHLB is collateralized by pledging qualifying loans and/or securities.  Virtually all of the FHLB advances were repaid by the Company in early September 2010 from the proceeds received in the Investment Transaction and deposits maintained at the Reserve Bank.  Purchase accounting adjustments were made based on current market rates for similar instruments.  Refer to Note 10, “Other Borrowings” of these Consolidated Financial Statements for the current period activity within long term debt and other borrowings.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Reserve for Off-Balance Sheet Commitments

The Company has exposure to losses from unfunded loan commitments and letters of credit.  Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding.  Estimated losses related to these commitments are not included in the ALLL reported in Note 6, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements.  Instead, they are accounted for as a separate loss contingency or reserve as a liability within other liabilities on the Company’s Consolidated Balance Sheets also referred to as a “Reserve for Off-Balance Sheet Commitments”.  Losses are experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a party that may not be as financially sound in the current period as it was when the commitment was originally made.

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

At the Transaction Date, a liability was recorded for the fair value of the unfunded commitments as part of the purchase accounting adjustments and therefore no further reserve for off-balance sheet commitments are carried-over.  This is a onetime measurement, and the Company will reduce this liability as these commitments are funded or expire without being funded.  Additional disclosure regarding the Company’s reserve for off-balance sheet commitments is located in Note 4, “Loans” of these Consolidated Financial Statements.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The amount of compensation expense to be recognized for options is based on the fair value of the options, utilizing a binomial option pricing model, at the date of the grant.  The fair value for the options is estimated based on the length of their term, the volatility of the stock price in past periods, and other factors.  Details regarding the accounting for stock-based compensation expense are disclosed in Note 21 “Shareholders’ Equity” of the 2010 Form 10-K’s Consolidated Financial Statements.

A valuation model is not used for pricing restricted stock because the value is based on the closing price of the Company’s stock on the grant date.  The amount of expense is the number of shares granted multiplied by the stock price.  The employee receives any dividends paid on the stock from the time of the grant, but receives the restricted stock only when the vesting period has elapsed.

Discontinued Operations—RAL and RT Programs

The RAL and RT Programs were sold in January 2010, requiring that the assets and liabilities of these programs be reported in the Consolidated Balance Sheets as “Assets from discontinued operations” and as “Liabilities from discontinued operations,” and that the results of operations from these programs be reported in a single line net of tax in the Consolidated Statements of Operations as “Expense from discontinued operations, net”.  An abbreviated statement of operations for the programs is provided in Note 26, “Discontinued Operations—RAL and RT Programs” of the 2010 Form 10-K’s Consolidated Financial Statements.  Because the sale of the programs occurred before the start of the 2010 tax season, there were only staff and operating expenses in 2010.

Income Taxes

The Company uses the asset and liability method, which recognizes a liability or asset representing the tax effects of future deductible or taxable amounts attributable to events that have been recognized in these Consolidated Financial Statements.  Due to tax regulations, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes.  These items represent “temporary differences.” The Company is required to provide in its financial statements for the eventual liability or deduction in its tax return for these temporary differences until the item of income or expense has been recognized for both financial reporting and for taxes.  The provision is recorded in the form of deferred tax expense or benefit as the temporary differences arise, with the accumulated amount recognized as a deferred tax liability or asset.  Deferred tax assets represent future deductions in the Company’s income tax return, while deferred tax liabilities represent future payments to tax authorities.  When realization of the benefit of a deferred tax asset is uncertain, the Company is required to recognize a valuation allowance so as not to overstate the realizability.  The valuation allowance recorded by the Company in 2009 and maintained throughout 2010 due to a lack of assurance of future taxable income against which to apply the benefit is discussed in Note 9, “Deferred Tax Asset and Tax Provision” of these Consolidated Financial Statements and in Note 13, “Deferred Tax Asset and Tax Provision” of the 2010 Form 10-K’s Consolidated Financial Statements.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Segments

GAAP requires that the Company disclose certain information related to the performance of various segments of its business.  Segments are defined based on how the chief operating decision maker of the Company views the Company’s operations.  Management has determined that the Company has two reportable operating segments: (1) Commercial and Community Banking and (2) the Wealth Management Group.  The All Other segment consists of the administrative support units and the Bancorp and is not considered an operating segment.  In the first quarter of 2010, the RAL and RT Programs were sold and were reported as discontinued operations.  Up until the sale of the RAL and RT Programs, they were a separate operating segment but, due to the sale, this segment was removed from this disclosure.  The factors used in determining these reportable segments are explained in Note 27, “Segments” of the 2010 Form 10-K.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2.        FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As discussed in Note 1, “Summary of Significant Accounting Policies,” of these Consolidated Financial Statements, prior to the funding of a mortgage loan, the Bank may provide an interest rate lock commitment and mandatory delivery contracts for mortgage loans originated for sale that qualify as derivatives under GAAP.  The value of the interest rate lock commitments is based on the change in interest rates between the date the interest

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2.        FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

rate lock commitment is executed and the date the loan is funded.  The interest rates used to fair value these derivatives are of similar assets in observable markets.  The value of the mandatory delivery contract is calculated by comparing the price on the contract accepted date to the price on the actual sale date on similar assets that are currently being sold.  As a result, these derivatives are classified within Level 2 of the fair value hierarchy.

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

Low Income Housing Tax Credit Partnerships

At March 31, 2011, and December 31, 2010, the Company had investments in LIHTCP’s with a carrying value of $36.6 million and $37.8 million, respectively.  Because the Company is profitable, it is not required to fair value the LIHTCP’s on a quarterly basis.  Therefore, Management evaluates the recoverability of these investments by obtaining fair value indications through LIHTCP asset managers on an annual basis.  This was done previously as of December 31, 2010.  At March 31, 2011, and December 31, 2010, no impairment of these investments was recognized.  The Company classifies the valuation of these investments in LIHTCP as a nonrecurring Level 2 in the fair value hierarchy.

Loans Held for Sale

Loans held for sale are carried at the lower of carrying value or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed upon sale price.  As such, the Company classifies the fair value of loans held for sale as a nonrecurring valuation within Level 2 of the fair value hierarchy.  At March 31, 2011, and December 31, 2010, the Company had loans held for sale with an aggregate carrying value of $4.6 million and $16.5 million, respectively.

Mortgage and Other Loan Servicing Rights

Servicing rights are carried at the lower of aggregate cost or estimated fair value.  Servicing rights are subject to quarterly impairment testing.  When the fair value of the servicing rights is lower than their carrying value, an impairment is recorded by establishing or increasing the amount of a valuation allowance so that the net carrying amount is equal to the fair value.  The Company uses independent third parties to value the servicing rights.  At the Transaction Date, the Company wrote the servicing rights asset down to its fair value, eliminating the valuation allowance and establishing a new “cost” basis.  The valuation model takes into consideration discounted cash flows using current interest rates and prepayment speeds for each type of the underlying asset being serviced.  At March 31, 2011, and December 31, 2010, valuation adjustments of $5,000 and $10,000 were recognized, respectively.  The Company classifies these servicing rights as nonrecurring Level 3 in the valuation hierarchy.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2.        FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2011, and December 31, 2010, are summarized in the following tables:

		Recurring Fair Value Measurements at Reporting
	Successor Company	Quoted prices in active markets for	Active markets for
	As of March 31, 2011	identical assets (Level 1)	similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Available for Sale:
U.S. Agency obligations	$257,059	$—	$257,059	$—
Collateralized mortgage obligations	625,676	—	625,676	—
Mortgage backed securities	235,208	—	235,208	—
Asset backed securities	1,728	—	1,728	—
State and municipal securities	200,834	—	200,834	—

Total available for sale securities	1,320,505	—	1,320,505	—
Fair value swap asset	9,212	—	—	9,212
Fair value of derivative loans contracts	33	—	33	—

Total assets at fair value	$1,329,750	$—	$1,320,538	$9,212

Liabilities:
Fair value swap liability	$9,433	$—	$—	$9,433
Fair value of derivative loans contracts	10	—	10	—

Total liabilities at fair value	$9,443	$—	$10	$9,433

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2.        FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

		Recurring Fair Value Measurements at Reporting
	Successor Company	Quoted prices in active markets for	Active markets for
	As of December 31, 2010	identical assets (Level 1)	similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Available for Sale:
U.S. Agency obligations	$268,443	$—	$268,443	$—
Collateralized mortgage obligations	608,425	—	608,425	—
Mortgage backed securities	197,912	—	197,912	—
Asset backed securities	1,754	—	1,754	—
State and municipal securities	201,566	—	201,566	—

Total available for sale securities	1,278,100	—	1,278,100	—
Fair value swap asset	10,692	—	—	10,692

Total assets at fair value	$1,288,792	$—	$1,278,100	$10,692

Liabilities:
Fair value swap liability	$11,240	$—	$—	$11,240

Total liabilities at fair value	$11,240	$—	$—	$11,240

The following table provides a reconciliation of the beginning and ending balances for the net derivative liabilities that are measured at fair value using significant unobservable inputs (Level 3):

Successor Company
Three Months Ended March 31, 2011
(dollars in thousands)
Balance, beginning of period	$548
Total net gains included in net income	327

Balance, end of period	$221

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 2.        FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company was required to measure all assets and liabilities at fair value on the Transaction Date.  In addition, the Company may be required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP, usually upon some triggering event.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2011, and December 31, 2010, are summarized in the table below:

		Nonrecurring Fair Value Measurements at Reporting
	Successor Company As of March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)

Foreclosed collateral	$41,674	$—	$41,674	$—
Investments in LIHTCP	36,627	—	36,627	—
Loans held for sale	4,633	—	4,633	—
Servicing rights	4,275	—	—	4,275

Total assets at fair value	$87,209	$—	$82,934	$4,275

		Nonrecurring Fair Value Measurements at Reporting
	Successor Company As of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)

Foreclosed collateral	$40,767	$—	$40,767	$—
Investments in LIHTCP	40,892	—	40,892	—
Loans held for sale	16,787	—	16,787	—
Servicing rights	4,269	—	—	4,269

Total assets at fair value	$102,715	$—	$98,446	$4,269

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2.        FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2011, and December 31, 2010.   There were no transfers in or out of the Company’s Level 3 financial assets during the periods presented within this note of these Consolidated Financial Statements by reason of a change in the methodology for establishing the fair value.

Disclosure of the Fair Value of Financial Instruments

The disclosure below provides the carrying value and fair value of the financial instruments which are not carried on the Company’s Consolidated Financial Statements at fair value or are carried at the lower of cost or fair value and not disclosed in the recurring or nonrecurring fair value measurements in the tables above.

	Successor Company
	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Assets:
Cash and due from banks	$42,520	$42,520	$45,820	$45,820
Interest bearing demand deposits in other financial institutions	291,020	291,020	450,044	450,044
Loans held for investment, net	3,807,218	3,790,473	3,760,997	3,723,796

Liabilities:
Deposits	4,754,126	4,776,123	4,908,288	4,921,551
Other borrowings	119,956	119,945	121,014	120,184
Securities sold under agreements to repurchase	318,615	318,807	319,737	318,354

A summary of the valuation methodology used to disclose the fair value of the financial instruments in the table above is as follows:

Cash and Due from Banks and Interest Bearing Demand Deposits in Other Financial Institutions

The carrying values of cash and interest bearing demand deposits in other financial institutions are the fair value.

Loans Held for Investment, net

The carrying value of the loans held for investment at March 31, 2011, and December 31, 2010, was significantly impacted by the write down to fair value at the Transaction Date due to the application of purchase accounting related to the Investment Transaction.  At the Transaction Date the loans purchased were at fair value based on the contractual cash flows expected to be collected.  The fair value presented above is calculated based on the present value of expected principal and interest cash flows.  The carrying value of the loans originated subsequent to the Investment Transaction is net of the ALLL which represents Management’s evaluation of expected credit losses inherent in those loan portfolios.

The methods used to estimate the fair value of loans are sensitive to the assumptions and estimates used.  While Management has attempted to use assumptions and estimates that best reflect the Company’s loan portfolio and

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2.         FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets.  Accordingly, readers are cautioned in using this information for purposes of evaluating the financial condition and/or value of the Company in and of itself or in comparison with any other company.

Deposits

The fair value of demand deposits, money market accounts, and savings accounts is the amount payable on demand at March 31, 2011, and December 31, 2010.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the interest and principal payments using the rates currently offered for deposits of similar remaining maturities.

Other Borrowings

For FHLB advances, the fair value is estimated using rates currently quoted by the FHLB for advances of similar remaining maturities.  For subordinated debt and trust preferred securities, the fair value is estimated by discounting the interest and principal payments using current market rates for comparable securities.  For treasury tax and loan (“TT&L”) obligations, the carrying amount is the fair value.

Securities sold under agreements to repurchase

The fair value of repurchase agreements is determined by reference to rates in the wholesale repurchase market.  The rates paid to the Company’s customers are slightly lower than rates in the wholesale market and, consequently, the fair value will generally be less than the carrying amount.  The fair value of the long term repurchase agreements is determined in the same manner as the other borrowings, above.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3.        INVESTMENT SECURITIES

A summary of investment securities held by the Company at March 31, 2011, and December 31, 2010, is as follows:

	Successor Company
	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale:
U.S. Agency obligations (1)	$257,088	$172	$(201)	$257,059
Mortgage backed securities (2)	238,151	415	(3,358)	235,208
Collateralized mortgage obligations (3)	639,409	164	(13,897)	625,676
Asset backed securities	1,780	—	(52)	1,728
State and municipal securities	216,898	7	(16,071)	200,834

Total securities	$1,353,326	$758	$(33,579)	$1,320,505

	Successor Company
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale:
U.S. Agency obligations (1)	$268,383	$174	$(114)	$268,443
Mortgage backed securities (2)	200,918	140	(3,146)	197,912
Collateralized mortgage obligations (3)	619,621	288	(11,484)	608,425
Asset backed securities	1,754	—	—	1,754
State and municipal securities	220,528	14	(18,976)	201,566

Total securities	$1,311,204	$616	$(33,720)	$1,278,100

(1)

U.S. Agency obligations are general obligations that are not backed by the full faith and credit of the United States government and consist of Government Sponsored Enterprises issued by the Federal Farm Credit, Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Bank and Tennessee Valley Authority.

(2)

Mortgage backed securities (“MBSs”) are securitized mortgage loans that are not backed by the full faith and credit of the United States government and consist of Government Sponsored Enterprises which guarantee the collection of principal and interest payments.  The securities primarily consist of securities issued by FHLMC and FNMA.

(3)

Collateralized mortgage obligations (“CMO’s”) are securities which pool together mortgages and separate them into short, medium, or long term positions called tranches.  The CMO’s in the table above primarily consist of securities issued by Government National Mortgage Association (“GNMA”), FNMA, FHLMC and private label.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3.        INVESTMENT SECURITIES - CONTINUED

Available for Sale Securities

At March 31, 2011, and December 31, 2010, the Company held $1.32 billion and $1.28 billion, respectively, of securities in its AFS portfolio.  Unrealized gains or losses relating to AFS securities are accounted for by adjusting the carrying amount of the securities.  An offsetting entry after the adjustment for taxes at the Company’s corporate effective tax rate of 42.05% is recognized in OCI.

Fair values are obtained from independent sources based on current market prices for the specific security held by the Company or for a security with similar characteristics.  If a security is in an unrealized loss position,  Management is required to determine whether or not the security is temporarily or permanently impaired.

The following table shows all AFS securities that are in an unrealized loss position and temporarily impaired as of March 31, 2011, and December 31, 2010.

	Successor Company
	March 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
U.S. Agencies	$64,089	$(201)	$—	$—	$64,089	$(201)
Municipal bonds	193,000	(16,071)	—	—	193,000	(16,071)
Mortgage backed securities	166,127	(3,358)	—	—	166,127	(3,358)
Asset backed securities	1,728	(52)	—	—	1,728	(52)
Collateralized mortgage obligations	617,980	(13,897)	—	—	617,980	(13,897)

Total	$1,042,924	$(33,579)	$—	$—	$1,042,924	$(33,579)

	Successor Company
	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
U.S. Agencies	$115,909	$(114)	$—	$—	$115,909	$(114)
Municipal bonds	197,916	(18,976)	—	—	197,916	(18,976)
Mortgage backed securities	160,966	(3,146)	—	—	160,966	(3,146)
Collateralized mortgage obligations	572,986	(11,484)	—	—	572,986	(11,484)

Total	$1,047,777	$(33,720)	$—	$—	$1,047,777	$(33,720)

The $33.6 million and $33.7 million of unrealized losses for the AFS portfolio as of March 31, 2011, and December 31, 2010, respectively, are a result of changes in market interest rates.  The fair value is based on current market prices obtained from independent sources for each security held.  The issuers of these securities have not,

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3.        INVESTMENT SECURITIES - CONTINUED

to the Company’s knowledge, established any cause for default on these securities and the most recent ratings on all securities have an investment grade rating, except for three securities.  At March 31, 2011, Management does not intend to sell any of the securities in a loss position nor are there any conditions present at March 31, 2011, that would require Management to sell them.  As such, Management does not believe that there are any securities that are other-than-temporarily impaired as of March 31, 2011.

Contractual Maturities for Securities Portfolio

The amortized cost and estimated fair value of debt securities at March 31, 2011, and December 31, 2010, by contractual maturity, are shown in the table below.

	Successor Company
	March 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Available for sale securities:
In one year or less	$101,412	$101,207	$101,430	$100,821
After one year through five years	795,658	782,105	785,739	775,438
After five years through ten years	289,519	284,211	258,091	252,180
After ten years	166,737	152,982	165,944	149,661

Total securities	$1,353,326	$1,320,505	$1,311,204	$1,278,100

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay investment securities with or without call or prepayment penalties.  With interest rates on a number of the Company’s securities having coupon rates higher than the current market rates, Management expects that issuers that have the right to call the securities will exercise these rights and pay the investment securities off earlier than the contractual term.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3.        INVESTMENT SECURITIES - CONTINUED

Interest Income

The following table summarizes interest income from investment securities:

	Successor Company	Predecessor Company
(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Trading: taxable
Mortgage backed securities	$—	$64

Total interest income for Trading securities	—	64
Interest income for AFS securities:
Taxable:
U.S. Treasury securities	—	82
U.S. Agencies	415	2,677
Asset backed securities	61	34
CMO’s and MBS	3,460	2,532
Nontaxable:
State and municipal securities	2,160	3,001

Total interest income for AFS securities	6,096	8,326

Total securities	$6,096	$8,390

Pledged Securities

Securities with a carrying value of approximately $640.4 million and $671.2 million at March 31, 2011, and December 31, 2010, respectively, were pledged to secure public funds, trust deposits, repurchase agreements and other borrowings as required or permitted by law.

Investment in FHLB and Reserve Bank Stock

The Company’s investment in stock of the FHLB was $62.3 million and $64.8 million at March 31, 2011, and December 31, 2010, respectively.  The Company’s investment in stock of the Reserve Bank was $18.2 million at March 31, 2011, and December 31, 2010, respectively.  The investment of FHLB and Reserve Bank stock is included in FHLB stock and other investments of the Company’s Consolidated Balance Sheets.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.        LOANS

Loans held for sale

As of March 31, 2011, and December 31, 2010, the Company had $4.6 million and $16.5 million, respectively, of loans held for sale.  All of the loans held for sale were from the residential real estate portfolio.

Loans held for investment

The composition of the Company’s loans held for investment portfolio at carrying value is as follows:

	Successor Company
	March 31, 2011	December 31, 2010

	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$889,214	$897,478
Multifamily	324,727	254,511
Commercial	1,786,573	1,745,589
Construction	203,084	234,837
Revolving - 1 to 4 family	277,035	280,753
Commercial loans	251,889	266,702
Consumer loans	57,018	60,713
Other loans	19,809	20,934

Total loans	$3,809,349	$3,761,517

The table above includes PCI Term Pools and PCI Revolving Pools, which were written down to fair value at the Transaction Date.  The loan balances above are net of deferred loan origination fees, commitment, extension fees and origination costs of $78,000 and $22,000 at March 31, 2011, and December 31, 2010, respectively.  The unamortized net deferred fees relate only to loans originated and purchased since the Transaction Date.  Unamortized net deferred fees were eliminated in the purchase accounting of the Transaction Date.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 4.        LOANS - CONTINUED

Of the loans held for investment, a summary of the outstanding balance of loans originated and purchased since the Transaction Date is as follows:

	Successor Company
	March 31, 2011	December 31, 2010
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$45,398	$7,652
Multifamily loans	92,900	—
Commercial	86,029	—
Revolving - 1 to 4 family	2,449	1,237
Commercial loans	2,477	2,553
Consumer loans	2,447	1,155
Other loans	4,708	3,807

Total New loans originated and purchased since the Transaction Date - carrying balance	$236,408	$16,404

Total New loans originated and purchased since the Transaction Date - unpaid principal balance	$241,743	$16,376

Pledged Loans

At March 31, 2011, loans secured by residential and commercial real estate with principal balances totaling $1.89 billion were pledged to FHLB and $491.8 million were pledged to the Reserve Bank as collateral for borrowings.  These amounts pledged do not represent the amount of outstanding borrowings that are required to be supported by collateral.  The Company maintains an excess of collateral at these institutions so that it may borrow without having to first transfer collateral to them.

Loan Purchases

In March 2011, the Company purchased $188.4 million of multifamily and commercial real estate loans.  The loans were purchased at a discount which will accrete into income over the life of the loans using a level yield method.  The purchased loans are not credit impaired based on the due diligence prior to the purchase.  When reviewing and selecting the loans purchased, the Company required that the loans purchased had not been delinquent for the last 36 months, i.e. all contractual payments had been made on time.  In addition, a majority of the loans purchased were seasoned loans which had been originated prior to 2005 and the collateral securing the loans purchased were considered to be lower risk based on the experience of the Company.  Finally, all these loans were assigned a risk rating of “Pass” loans.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 4.        LOANS - CONTINUED

Loan Sales

A summary of the loan sale activities by loan portfolio, excluding SBA loans, is below.

	Successor Company	Predecessor Company
(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Loans sold:
Residential real estate loans	$29,632	$50,530
Commercial loans	—	13,605
Commercial real estate and construction loans	2,500	1,840

Total loans sold	$32,132	$65,975

Net gain on loans sold:
Net gain on residential real estate loans sold	$430	$515
Net gain on commercial loans sold	—	3,523
Net gain on commercial real estate and construction loans sold	—	131

Total net gain on loans sold	$430	$4,169

Loans sold with servicing released:
Residential real estate loans	$22,326	$38,370
Commercial loans	—	13,605
Commercial real estate and construction loans	2,500	1,840

Total loans sold with servicing released	$24,826	$53,815

Loans sold with servicing retained:
Residential real estate loans	$7,306	$12,160

Total loans sold with servicing retained	$7,306	$12,160

Servicing rights recorded on loans sold:	$80	$130
Residential real estate loans sold:
Loans sold that were originated for sale	$29,321	$36,331
Loans sold from held for investment portfolio	$311	$14,199

SBA Loan Sales

During the three months ended March 31, 2010, the Company sold $2.7 million of SBA loans but due to the new accounting standard adopted for the transfer of financial assets on January 1, 2010, the sale of these loans were not recognized until 90 days after the date of sale.  The loans sold were reported in loans held for sale with an offsetting liability reported as a secured borrowing.  The gain on the sale of the SBA loans of $305,000 was not recognized until 90 days after the date of the sale.  SBA loans have a government-guaranteed portion, and it is this portion that the Company sells into the secondary market, on a servicing retained basis.  If the transfer of the guaranteed portion of an SBA loan results in a premium, the “seller” is obligated by the SBA to refund the premium to the “purchaser” if the loan is repaid within 90 days of the transfer.  Due to these conditions, the Company was precluded from recognizing this gain until 90 days after the sale.  There were no SBA loan sales during the three months ended March 31, 2011.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.        LOANS - CONTINUED

Unfunded Loan Commitments and Letters of Credit

As of March 31, 2011, and December 31, 2010, the contractual commitments for unfunded commitments and letters of credit are as follows:

	Successor Company
	March 31, 2011
	Total	Less than one year	One to three years	Three to five years	More than five years
	(dollars in thousands)
Unfunded Commitments	$521,135	$155,020	$42,795	$83,967	$239,353
Standby letters of credit and financial guarantees	66,712	34,153	13,385	9,086	10,088

Total	$587,847	$189,173	$56,180	$93,053	$249,441

	Successor Company
	December 31, 2010
	Total	Less than one year	One to three years	Three to five years	More than five years
	(dollars in thousands)
Unfunded Commitments	$533,237	$149,067	$47,451	$85,723	$250,996
Standby letters of credit and financial guarantees	70,809	20,102	26,224	14,382	10,101

Total	$604,046	$169,169	$73,675	$100,105	$261,097

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

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements.  At March 31, 2011, the maximum undiscounted future payments that the Company could be required to make were $66.7 million.  Approximately 51.2% of these arrangements mature within one year.  The Company generally has recourse to recover from the customer any amounts paid under these guarantees.  Most of the guarantees are fully collateralized by the same types of assets used as loan collateral, however several are unsecured.

The reserve for the unfunded loan commitments and letters of credit was $47,000 at March 31, 2011.  The reserve for off-balance sheet commitments is attributable to the unfunded loan commitments made since the Transaction Date.  All unfunded commitments at the Transaction Date were fair valued as part of the purchase accounting adjustments.  The reserve for off-balance sheet commitments has been reviewed and no additional reserve for the loan commitments is required.  See Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements for more information on the accounting for unfunded loan commitments and letters of credit.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 5.        PURCHASED CREDIT IMPAIRED POOLS

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

The following table summarizes all of the loans purchased on the Transaction Date.

	Successor Company
	PCI Term Pools	PCI Revolving Pools	Total
	(dollars in thousands)
Contractually required payments including interest	$6,905,416	$1,089,340	$7,994,756
Difference related to credit	(2,570,701)	(396,131)	(2,966,832)

Cash flows expected to be collected	4,334,715	693,209	5,027,924
Difference related to interest	(928,294)	(79,540)	(1,007,834)

Fair value	$3,406,421	$613,669	$4,020,090

The following table summarizes the accretable yield or income expected to be collected for PCI Term Pools purchased:

Successor Company
(dollars in thousands)
Balance at December 31, 2010	$861,898
Accretable yield for new loans purchased	—
Accretion of income	(51,617)
Reclassifications from nonaccretable difference	4,230
Disposals	—

Balance at March 31, 2011	$814,511

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 5.         PURCHASED CREDIT IMPAIRED POOLS - CONTINUED

The following table summarizes the balance of PCI Term Pools:

	Successor Company
	March 31, 2011	December 31, 2010

	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$771,373	$814,770
Multifamily loans	229,583	252,379
Commercial	1,678,354	1,718,029
Construction	193,698	227,424
Revolving - 1 to 4 family	5,367	5,451
Commercial loans	104,368	115,799
Consumer loans	31,738	34,491
Other loans	8,142	9,458

Total PCI term pools - carrying balance	$3,022,623	$3,177,801

Total PCI term pools - unpaid principal balance	$3,323,012	$3,494,683

The following table summarizes the balance of the PCI Revolving Pools:

	Successor Company
	March 31, 2011	December 31, 2010

	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$72,443	$75,056
Multifamily loans	2,244	2,132
Commercial	22,190	27,560
Construction	9,386	7,413
Revolving - 1 to 4 family	269,219	274,065
Commercial loans	145,044	148,350
Consumer loans	22,833	25,067
Other loans	6,959	7,669

Total PCI revolving pools - carrying balance	$550,318	$567,312

Total PCI revolving pools - unpaid principal balance	$646,300	$668,988

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table summarizes the allowance for loan and lease losses.

	Successor Company
	Beginning Balance at December 31, 2010	Charge-offs	Recoveries	Provision for loan and lease losses	Ending Balance at March 31, 2011
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$120	$—	$—	$462	$582
Multifamily	—	—	—	508	508
Commercial	—	—	—	492	492
Revolving - 1 to 4 family	28	—	—	25	53
Commercial loans	206	—	—	12	218
Consumer loans	69	(8)	—	86	147
Other loans	97	(64)	16	82	131

Total	$520	$(72)	$16	$1,667	$2,131

The $2.1 million and $520,000 of ALLL reported as of March 31, 2011, and December 31, 2010, respectively, relates only to the Company’s estimate of credit losses inherent in the $236.4 million and $16.4 million of loans originated and purchased since the Transaction Date.

The methodology used to calculate the ALLL for purchased loans was different from the ALLL methodology used for the loans originated since the Transaction Date.  The ALLL methodology for purchased loans is based on the due diligence prior to the purchase and that the loans were assigned a risk rating of “Pass” loans.  Based on this information, a $1.0 million ALLL was established for the loans purchased during the period.  The ALLL for these purchased loans will be assessed separately from the ALLL for the newly originated loans since the Transaction Date and will be assessed on a quarterly basis.

As disclosed in Note 1, “Summary of Significant Accounting Policies,” the Investment Transaction significantly impacted the Bank’s ALLL.  As a result of the Investment Transaction and the application of the accounting guidance for business combinations, the ALLL for the loans purchased was required to be eliminated and the PCI loan Pools were recorded at their fair value at the Transaction Date.  Consequently, no ALLL is provided for PCI Loan Pools at the Transaction Date.

Management anticipates that the actual cash flows for each individual loan within the pool will differ each quarter from the estimate calculated at the Transaction Date.  Management expects that cash flows from some of the loans within the pool will exceed the estimate prepared for them and some will be less than the estimate.  However, from the Transaction Date forward, the pooled loans are accounted for as if they are single assets, and

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES - CONTINUED

only if the cash flows for the entire pool are less than what was estimated at the Transaction Date, is an allowance established for the pool through recognition of an ALLL through a provision for loan loss.  Periodically, the Company is required to analyze each loan pool’s actual cash flows and compare them to the expected cash flows which established the fair value at the Transaction Date.  Since the Transaction Date, there has been no ALLL established for PCI Term Pools or PCI Revolving Pools.

The following table disaggregates the ALLL and the recorded investment of loans by impairment methodology at March 31, 2011, and December 31, 2010.

	Successor Company
	Allowance for Loan and Lease Losses March 31, 2011
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$—	$—	$—
Collectively evaluated for impairment (2)	1,218	913	2,131
Acquired with deteriorated credit quality (3)	—	—	—

	$1,218	$913	$2,131

	Successor Company
	Recorded Investment of Loans March 31, 2011
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$—	$—	$—
Collectively evaluated for impairment (2)	181,406	55,002	236,408
Acquired with deteriorated credit quality (3)	2,351,174	1,221,767	3,572,941

	$2,532,580	$1,276,769	$3,809,349

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES - CONTINUED

	Successor Company
	Allowance for Loan and Lease Losses December 31, 2010
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$—	$—	$—
Collectively evaluated for impairment (2)	206	314	520
Acquired with deteriorated credit quality (3)	—	—	—

	$206	$314	$520

	Successor Company
	Recorded Investment of Loans December 31, 2010
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$—	$—	$—
Collectively evaluated for impairment (2)	2,553	13,851	16,404
Acquired with deteriorated credit quality (3)	2,461,779	1,283,334	3,745,113

	$2,464,332	$1,297,185	$3,761,517

(1)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

(2)

Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.

(3)

Represents the related loan carrying value determined in accordance with ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans and purchased revolving lines of credit.

Nonperforming Loans

Nonperforming assets include nonaccrual loans, past due loans which are accruing interest, TDRs and OREO.  The reporting for nonperforming assets was significantly impacted by the Investment Transaction as described in Note 1, “Summary of Significant Accounting Policies” and Note 5, “Purchased Credit Impaired Pools” of these Consolidated Financial Statements because all loans and OREOs were written down to their fair value at the Transaction Date.  For more information related to OREO, refer to Note 8, “OREO” of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES - CONTINUED

The table below summarizes loans classified as nonperforming:

	Successor Company
	March 31, 2011	December 31, 2010

	(dollars in thousands)
Nonaccrual loans:
Real estate:
Residential - 1 to 4 family	$2,172	$1,020
Commercial	470	452
Revolving - 1 to 4 family	6,619	4,898
Commercial loans	10,519	5,369
Consumer loans	139	224
Other loans	1,028	963

Total nonaccrual loans	20,947	12,926

Loans past due 90 days or more on accrual status:
Real estate:
Commercial	—	375
Construction	—	255
Commercial loans	325	6,945
Other loans	306	335

Total Loans past due 90 days or more on accrual status	631	7,910

Troubled debt restructured loans:
Real estate:
Residential - 1 to 4 family	863	875
Revolving - 1 to 4 family	169	172
Commercial loans	139	—

Total Troubled debt restructured loans	1,171	1,047

Total nonperforming loans	$22,749	$21,883

At March 31, 2011, and December 31, 2010, all of the nonperforming loans reported in the table above are from the PCI Revolving Pools.  All loans originated since the Transaction Date are performing at March 31, 2011, and December 31, 2010.

Aging of Past Due Loans

A majority of the loans held by the Company at March 31, 2011, have been pooled into PCI Term Pools and are not considered to be past due when reporting on a pooled basis in accordance with ASC 310-30.  The following tables provide the aging of past due loans on an individual loan basis at the net carrying amount at March 31, 2011, and December 31, 2010.  The difference between the unpaid principal balance and the carrying amount was allocated on a weighted average basis.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES - CONTINUED

	Successor Company
	March 31, 2011
	Current	30-89 Days Past Due	90+ Days Past Due - Still Accruing	90+ Days Past Due - Nonaccrual	Total
	(dollars in thousands)
Loans Originated and Purchased Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$45,398	$—	$—	$—	$45,398
Multifamily loans	92,900	—	—	—	92,900
Commercial	86,029	—	—	—	86,029
Revolving - 1 to 4 family	2,449	—	—	—	2,449
Commercial loans	2,477	—	—	—	2,477
Consumer loans	2,447	—	—	—	2,447
Other loans	4,677	31	—	—	4,708

	$236,377	$31	$—	$—	$236,408
PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	$69,490	$2,235	$—	$718	$72,443
Multifamily loans	2,244	—	—	—	2,244
Commercial	22,190	—	—	—	22,190
Construction	9,386	—	—	—	9,386
Revolving - 1 to 4 family	263,066	4,153	—	2,000	269,219
Commercial loans	130,730	5,281	325	8,708	145,044
Consumer loans	22,321	512	—	—	22,833
Other loans	5,266	765	306	622	6,959

	$524,693	$12,946	$631	$12,048	$550,318
PCI Term Pools:
Real estate:
Residential - 1 to 4 family	$723,383	$24,423	$23,567	$—	$771,373
Multifamily loans	220,695	5,120	3,768	—	229,583
Commercial	1,558,877	29,955	89,522	—	1,678,354
Construction	113,509	7,840	72,349	—	193,698
Revolving - 1 to 4 family	1,935	—	3,432	—	5,367
Commercial loans	76,617	5,058	22,693	—	104,368
Consumer loans	30,934	791	13	—	31,738
Other loans	7,597	545	—	—	8,142

	$2,733,547	$73,732	$215,344	$—	$3,022,623

Total	$3,494,411	$86,915	$215,975	$12,048	$3,809,349

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES - CONTINUED

	Successor Company
	December 31, 2010
	Current	30-89 Days Past Due	90+ Days Past Due - Still Accruing	90+ Days Past Due - Nonaccrual	Total
	(dollars in thousands)
Loans Originated Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$7,652	$—	$—	$—	$7,652
Revolving - 1 to 4 family	1,237	—	—	—	1,237
Commercial loans	2,553	—	—	—	2,553
Consumer loans	1,155	—	—	—	1,155
Other loans	3,776	31	—	—	3,807

	$16,373	$31	$—	$—	$16,404

PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	$73,019	$1,910	$—	$127	$75,056
Multifamily loans	2,132	—	—	—	2,132
Commercial	26,248	937	375	—	27,560
Construction	6,397	761	255	—	7,413
Revolving - 1 to 4 family	267,689	4,486	—	1,890	274,065
Commercial loans	131,243	6,053	6,945	4,109	148,350
Consumer loans	24,323	685	—	59	25,067
Other loans	5,868	1,297	335	169	7,669

	$536,919	$16,129	$7,910	$6,354	$567,312

PCI Term Pools:
Real estate:
Residential - 1 to 4 family	$767,231	$18,273	$29,266	$—	$814,770
Multifamily loans	243,869	5,726	2,784	—	252,379
Commercial	1,589,908	21,988	106,133	—	1,718,029
Construction	131,473	10,658	85,293	—	227,424
Revolving - 1 to 4 family	1,954	1,006	2,491	—	5,451
Commercial loans	83,808	7,062	24,929	—	115,799
Consumer loans	33,347	833	311	—	34,491
Other loans	8,160	121	1,177	—	9,458

	$2,859,750	$65,667	$252,384	$—	$3,177,801

Total	$3,413,042	$81,827	$260,294	$6,354	$3,761,517

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES - CONTINUED

Classified and Nonclassified Loans

The following table summarizes classified and nonclassified loans as defined in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements.  The amounts are reported at the net carrying amounts at March 31, 2011.

	Successor Company
	March 31, 2011
	Non-Classified	Classified		Total
	(dollars in thousands)
Loans Originated and Purchased Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$45,398	$—		$45,398
Multifamily loans	92,900	—		92,900
Commercial	86,029	—		86,029
Revolving - 1 to 4 family	2,449	—		2,449
Commercial loans	2,477	—		2,477
Consumer loans	2,447	—		2,447
Other loans	4,547	161	(1)	4,708

Total loans	$236,247	$161		$236,408

	Successor Company
	December 31, 2010
	Non-Classified	Classified		Total
	(dollars in thousands)
Loans Originated Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$7,652	$—		$7,652
Revolving - 1 to 4 family	1,237	—		1,237
Commercial loans	2,553	—		2,553
Consumer loans	1,155	—		1,155
Other loans	3,723	84	(1)	3,807

Total loans	$16,320	$84		$16,404

(1)	The classified loans reported are overdraft loans.

The Company closely monitors and assesses credit quality and credit risk in the loan portfolio on an ongoing basis.  Loan credit risk ratings and classifications of loans are reviewed and updated periodically.  Large classified loans credit risk ratings are reviewed at a minimum on a quarterly basis as disclosed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements.  At March 31, 2011, and December 31, 2010, all of the PCI Term and Revolving Pools were considered to be nonclassified and are not included in the table above.  PCI loan pools are categorized based on the overall performance on a pool by pool basis.  The underlying individual loans, within each pool, may be categorized based on individual loan performance.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES - CONTINUED

Impaired Loans

Successor Company

Loans that had been identified as impaired loans prior to the Investment Transaction are no longer considered impaired because the impairment has already been recognized when the loans were fair valued based on the expected cash flows.  All previously identified individual impaired loans are now part of a pool of loans which are all considered performing.

There were no impaired loans at either March 31, 2011 or December 31, 2010.  There was no average investment in impaired loans for the three months ended March 31, 2011.

Predecessor Company

The average investment in impaired loans for the three months ended March 31, 2010 was $309.8 million.  Interest recognized and interest income recognized using a cash basis of accounting was not material during this period.

Troubled Debt Restructurings

As discussed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements, the aggregation of loans into pools at the Transaction Date with the application of ASC 310-30 causes TDRs in the PCI Term Pools to no longer be recognized as TDRs.  Accordingly, the Company has few TDRs at March 31, 2011, and December 31, 2010.

Successor Company

During the three months ended March 31, 2011, commercial loans of $139,000 were modified as TDRs.  There were no defaulted payments on TDRs during the three months ended March 31, 2011, which had been modified 12 months prior to March 31, 2011.  At March 31, 2011, and December 31, 2010, there were no commitments to lend additional funds to borrowers whose terms have been modified as TDRs.

Predecessor Company

During the three months ended March 31, 2010, loans totaling $44.3 million were modified as TDRs.  The amounts and loan types of TDRs modified during the three months ended March 31, 2010, consisted of $14.0 million of construction loans, $9.7 million of commercial loans, $8.8 million of commercial real estate loans, $8.8 million of residential real estate loans, $1.6 million of revolving 1-4 family loans, $1.3 million in multifamily loans, and $95,000 of consumer loans.  During the three months ended March 31, 2010, loans totaling $42.1 million that had been modified as TDRs during the previous 12 months were in payment default.  This consisted of $18.6 million of commercial real estate loans, $12.7 million of commercial loans, $9.1 million of construction loans, and $1.7 million of residential real estate loans.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 7.        GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets reported on the Consolidated Balance Sheets for March 31, 2011, and December 31, 2010 is comprised of the following:

	Successor Company
	March 31, 2011	December 31, 2010
	(dollars in thousands)
Core deposit intangible	$35,736	$37,469
Goodwill	18,462	21,672
Customer relationship intangible	18,259	18,684
Trade name intangible	12,642	12,669
Mortgage and other loan servicing rights	2,897	3,065
Other	128	141

Total	$88,124	$93,700

Goodwill

Goodwill was recorded as a result of the Investment Transaction as disclosed in Note 2, “Business Combination—Investment Transaction” of the 2010 Form 10-K’s Consolidated Financial Statements.

Goodwill has been allocated by reporting segment as follows:

	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Balance beginning of period, Successor Company	$19,152	$2,520	$—	$21,672
Adjustment to goodwill for loan valuation	(5,323)	—	—	(5,323)
Adjustment to goodwill for earnout liability	—	2,113	—	2,113

Balance end of period, Successor Company	$13,829	$4,633	$—	$18,462

The reduction of goodwill of $5.3 million in the Commercial & Community Banking Segment in the first quarter of 2011 is from additional value assigned to loan pools as a result of recoveries received by the Company since the Investment Transaction Date through December 31, 2010.  These recoveries were from commercial and commercial real estate loans which were fully charged-off and were not assigned a fair value at the Transaction Date.  The increase of goodwill of $2.1 million in the Wealth Management segment in the first quarter of 2011 is from an increase in the fair value of the Morton Capital Management Earnout Agreement.  At the Transaction Date, a fair value of $5.2 million was recorded as goodwill.  In March 2011, the valuation was updated to a value of $7.3 million.

Intangible Assets

The Company has five types of identifiable intangible assets: core deposit intangibles, customer relationship intangibles, trade name intangibles, non-compete intangibles, and mortgage and other loan servicing rights.  All intangible assets are amortized over their estimated lives.  The core deposit, the customer relationship, the trade name, and the non-compete intangibles are created when a company acquires another company.  The loan servicing rights are created when loans are sold but the right to service the loans is retained by the seller.  Additional information regarding the Company’s intangible assets is disclosed in Note 10, “Goodwill and Intangible Assets” of the 2010 Form 10-K.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 8.        OREO

A summary of the OREO by loan type is as follows:

	Successor Company
	March 31, 2011	December 31, 2010
	(dollars in thousands)
OREO
Real estate:
Residential - 1 to 4 family	$11,083	$12,254
Multifamily loans	—	444
Commercial	9,916	5,816
Construction	19,146	21,743
Revolving - 1 to 4 family	1,419	282
Commercial loans	110	228

Total OREO	$41,674	$40,767

Below is a summary of the OREO valuation allowance activity for the three months ended March 31, 2011 and 2010.

	Successor Company	Predecessor Company
(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Beginning balance	$134	$4,801
Additions	1,740	321
Sales	(821)	(65)

Ending balance	$1,053	$5,057

NOTE 9.        DEFERRED TAX ASSETS AND TAX PROVISION

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits.  The deferred tax assets, net of valuation allowance was $2.0 million at March 31, 2011, and was zero at December 31, 2010.  Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income.  The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if Management determines, based on

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 9.        DEFERRED TAX ASSETS AND TAX PROVISION - CONTINUED

available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.  Since the Company believes a reliable estimate cannot be made, the actual effective tax rate for the year to date has been used as the best estimate of the annual effective tax rate.

During the first quarter of 2011, the Company was able to release a portion of the state deferred tax valuation allowance due to a change in judgment about the realizability of the deferred tax asset based on existing California State law allowing a 50% carryback of 2013 losses to 2011, which reduced the net State tax provision to zero.  For the three months ended March 31, 2011, a $472,000 tax provision expense was recognized.  The tax provision is primarily attributable to a current Federal alternative minimum tax (“AMT”) payable.  While AMT tax creates a credit carryforward, the Company still has a valuation allowance fully offsetting its Federal deferred tax assets resulting in a net current tax provision.  There was also an adjustment to the deferred tax asset and valuation allowance as the Company was able to utilize a portion of its net operating loss (“NOL”) carryforwards to offset its current estimated Federal taxable income.

At December 31, 2010, the Company was in a cumulative pretax loss position.  For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company may not be able to realize some portion of the deferred tax assets in the future.  The Company’s cumulative pretax loss position was caused by the large amount of loan losses resulting from the weak housing and credit market conditions.  At December 31, 2010, the Company had a tax receivable of $56.8 million for the amount estimated to be recovered through carryback of NOLs.  During the first quarter of 2011, $50.1 million of the tax receivable was received.

As a result of the Investment Transaction, the Company incurred an ownership change under Section 382 of the Internal Revenue Code.  The ownership change will limit the amount of certain items of the net deferred tax asset including net operating losses and credit carryforwards.  The Company adopted the accounting guidance for Accounting for Uncertainty in Income Taxes on January 1, 2007.  This guidance provides the accounting and disclosure for uncertainty in tax provisions and for the recognition and measurement related to the accounting for income taxes.  At March 31, 2011, and at December 31, 2010, Management concluded that there were no significant uncertain tax positions requiring recognition in the Company’s Consolidated Financial Statements.  As a result, the Company did not recognize any adjustment in the liability for unrecognized tax benefits that impacted the beginning retained earnings.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 10.        OTHER BORROWINGS

The following table summarizes other borrowings:

	Successor Company
	March 31, 2011	December 31, 2010
	(dollars in thousands)
Other short term borrowings:
Amounts due to the Reserve Bank	$3,074	$5,831

Total short term borrowings	3,074	5,831
Long term borrowings:
Subordinated debt issued by the Bank	45,980	44,409
Subordinated debt issued by the Company	51,284	51,188

Total long term debt	97,264	95,597

Total long term and other short term borrowings	100,338	101,428
Obligation under capital lease	19,618	19,586

Total other borrowings	$119,956	$121,014

Other Short Term Borrowings

The following table summarizes additional information for other short term borrowings

	Successor Company	Predecessor Company
(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Weighted average interest rate at end of period (1)	0.00%	0.00%
Weighted average interest rate for the period (1)	0.00%	0.16%
Average outstanding balance	$3,377	$12,477
Total balance at end of period	$3,074	$4,874
Maximum outstanding at any month-end	$3,330	$25,087

(1)

Included in the balances are TT&L funds from customers on behalf of the Reserve Bank.  The funds received and held for TT&Ls do not incur interest expense, therefore no interest expense or rates are disclosed.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 11.        COMMITMENTS AND CONTINGENCIES

Contractual Lease Obligations

The following table shows the contractual lease obligations of the Company at March 31, 2011:

	Successor Company
	March 31, 2011
	Less than one year	One to three years	Three to five years	More than five years	Total	December 31, 2010
	(dollars in thousands)
Non-cancelable leases	$12,181	$20,127	$13,253	$52,647	$98,208	$101,150
Capital leases	786	1,727	2,086	29,575	34,174	34,363

Total lease obligations	12,967	21,854	15,339	82,222	132,382	135,513
Purchase accounting accretion	(1,209)	(1,453)	(1,330)	(4,265)	(8,257)	(8,571)

Total lease expense	$11,758	$20,401	$14,009	$77,957	$124,125	$126,942

The Company leases most of its office locations and substantially all of these office leases contain multiple multi-year renewal options and provisions for increased rents, principally for property taxes and maintenance.  At March 31, 2011, the minimum commitments under non-cancelable leases for the next five years and thereafter are shown in the above table.  The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants.  Sub-tenants leasing space from the Company under these operating leases are contractually obligated to the Company for approximately $2.1 million.  Approximately 90% of these payments are due to the Company over the next three years.

Contractual Commitments for Unfunded Loans and Letter of Credits

For a summary and more information on the contractual commitments for unfunded loan commitments and letters of credit as of March 31, 2011, refer to Note 4, “Loans” of these Consolidated Financial Statements.

Legal Matters

On October 29, 2009, a shareholder derivative suit was filed by James Clem on behalf of Pacific Capital Bancorp against former Chief Executive Officer (“CEO”), George Leis, former Chief Financial Officer (“CFO”), Stephen Masterson, former Chief Credit Officer (“CCO”), David Porter, all members of the Board of Directors of the Company, and Sandler O’Neill Partners L.P., and against the Company as a nominal defendant.  The lawsuit is entitled James Clem v. George S. Leis, et al.  The complaint was filed in the Superior Court in Santa Barbara, Case No. CIVRS1340306, and alleged breach of fiduciary duty, waste of corporate assets and unjust enrichment by the defendants.  The complaint alleged that the Company and the officer defendants made knowingly false statements of confidence regarding the adequacy of loan loss reserves taken in the first quarter of 2009, which plaintiff Clem contended were proven false when the Company announced second quarter results, which included an additional $117 million reserve.

On November 30, 2009, Marianne Monty filed a similar shareholder derivative suit against the same defendants except CCO, David Porter, who was not included.  The lawsuit is entitled Marianne Monty v. George S. Leis, et al.  This complaint was also filed in the Superior Court in Santa Barbara, Case No. CIVRS1340825.  On January 5, 2010, the Court entered an order consolidating this case and the Clem case.  The Court subsequently appointed Ms. Monty as lead plaintiff of the consolidated case.  Ms. Monty filed a consolidated complaint, expanding her allegations of wrongdoing to include direct claims based on the Company’s approval of a

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 11.        COMMITMENTS AND CONTINGENCIES - CONTINUED

proposed Investment Transaction with the Investor.  Ms. Monty filed a motion for preliminary injunction, seeking to enjoin the closing of the Investment Transaction until a shareholder vote could be held.  The Court denied the motion, and Ms. Monty appealed from that denial.  The Investment Transaction closed on August 31, 2010.  The Court of Appeal heard oral argument on Ms. Monty’s appeal on February 9, 2011, and issued its decision on March 30, 2011, affirming the trial court’s denial of the preliminary injunction.  Ms. Monty filed a petition for rehearing, and the Company filed an opposition to that petition.  The petition is now pending before the Court of Appeal.  The Company’s demurrer to the consolidated complaint was overruled at the trial court, and the defendants filed answers to the consolidated complaint.  Management believes this lawsuit does not have merit, and the likely outcome would not have a material effect on the Company’s financial position, results of operation or cash flow.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 12.        EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share.  The denominator of the diluted earnings per share ratio includes the effect of dilutive securities.  The securities outstanding that are potentially dilutive are employee stock options, restricted stock and common stock warrants.

	Successor Company	Predecessor Company
(dollars and shares in thousands, except per share amounts)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net income/(loss) from continuing operations	$16,760	$(87,392)
Expense from discontinued operations, net of tax	—	(1,231)
Gain on sale of discontinued operations, net of tax	—	8,160

Income from discontinued operations, net	—	6,929

Net income/(loss)	16,760	(80,463)
Less: Dividends and accretion on preferred stock	—	2,522

Net income/(loss) applicable to common shareholders	$16,760	$(82,985)

Basic weighted average shares outstanding	32,903	468
Dilutive effect of stock options	1	—
Dilutive effect of common stock warrants	5	—

Diluted weighted average shares outstanding	32,909	468

Anti-dilutive common stock equivalents excluded from computation of diluted weighted average shares outstanding:
Stock options	9	11
Common stock warrants	—	15

Earnings/(loss) per share from continuing operations:
Basic	$0.51	$(186.74)
Diluted(1)	$0.51	$(186.74)
Earnings per share from discontinued operations:
Basic	$—	$14.81
Diluted(1)	$—	$14.81
Earnings/(loss) per share applicable to common shareholders:
Basic	$0.51	$(177.32)
Diluted(1)	$0.51	$(177.32)

(1)

Common stock equivalents are not included in the computation of the diluted weighted average shares outstanding when they are anti-dilutive.  No common stock equivalents are included in the computation of the diluted weighted average shares outstanding when there is a net loss for reporting period.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 12.        EARNINGS PER SHARE - CONTINUED

The common stock warrants were issued in conjunction with the preferred stock issued to the U.S.  Treasury in November 2008 and were renegotiated as part of the Investment Agreement.  For more information related to the common stock warrants, refer to Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements in the 2010 Form 10-K.

For the Predecessor Company, no dilutive shares were included in the computation of diluted earnings per share because the period presented had a net loss.

NOTE 13.        NONINTEREST INCOME

The table below discloses the largest items included in other noninterest income.

	Successor Company	Predecessor Company
(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Other Income:
Gain/ (loss) on OREO Sales	$2,041	$(192)
Customer fee income	1,288	968
Gain on loan sales	438	3,955
Swap market value adjustment	—	(897)
OREO valuation adjustment	(1,740)	—
LIHTCP losses	(1,074)	(950)
Other	830	796

Total	$1,783	$3,680

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 14.        NONINTEREST EXPENSE

The table below discloses the largest items included in other noninterest expense.

	Successor Company	Predecessor Company
(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Other Expense:
Regulatory assessments	$4,487	$3,838
Professional services	3,996	4,072
Other intangible expense	2,199	233
Customer deposit service and support	1,750	1,911
Software expense	1,518	3,475
Furniture, fixtures and equipment, net	1,234	1,287
Supplies and postage	955	1,115
Other real estate owned expense	812	1,052
Telephone and data	656	1,093
Reserve for off balance sheet commitments	19	1,813
Operating lease impairment	—	1,301
FHLB advance prepayment penalties	—	864
Credit risk swap market value adjustment	(327)	(863)
Other	2,341	2,248

Total	$19,640	$23,439

NOTE 15.        SEGMENTS

The segments are aligned based on how the Company’s Board of Directors has set performance goals for the CEO and his management team.  The Company has two operating business segments: Commercial & Community Banking and Wealth Management.  The All Other segment is not considered an operating segment, but includes all corporate administrative support departments such as human resources, legal, finance and accounting, treasury, information technology, internal audit, risk management, facilities management, marketing, executive management and the holding company.  The operations and expenses reported in the All Other segment cannot specifically be allocated to the operating segments based on the services provided.  The administrative departments which specifically support the operating segments have been identified and reported within the operating segment.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 15.        SEGMENTS - CONTINUED

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

Indirect Credit/(Charge) for Funds

Included in “Indirect credit/(charge) for funds” is an allocation of net interest income between segments with the All Other segment being used for the funding center.  The indirect credit/(charge) for funds is calculated by analyzing average earning assets and average interest bearing liabilities plus average noninterest bearing deposits and equity.  If a segment’s average earning assets are greater, the net average assets are multiplied by the net cost of funds to calculate the indirect charge for funds as the segment does not have enough liabilities to fund the assets of the segment.  If a segment has more interest bearing liabilities than assets, then the net average interest bearing liabilities are multiplied by the net cost of funds and the segment receives an indirect credit for funds.

The Company has no operations in foreign countries to require disclosure by geographical area.  The Company has no single customer generating 10% or more of total revenues.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 15.        SEGMENTS - CONTINUED

The following tables present information for each specific operating segment regarding assets, profit or loss, and specific items of revenue and expense that are included in the measure of segment profit or loss.  Included in the table is an “All Other” segment which includes the administrative support units, holding company, and balancing of the funding uses and sources activity that are not allocated to the two operating segments.

	Successor Company
	Three Months Ended March 31, 2011
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$59,765	$—	$6,716	$66,481
Interest expense	6,300	(126)	6,010	12,184

Net interest income	53,465	126	706	54,297

Provision for loan losses	1,667	—	—	1,667
Noninterest income	8,025	5,466	(626)	12,865
Noninterest expense	42,041	5,169	1,053	48,263

Direct income/(loss) before tax	17,782	423	(973)	17,232
Indirect credit/(charge) for funds	7,983	43	(8,026)	—

Net income/(loss) from continuing operations before tax	$25,765	$466	$(8,999)	$17,232

Total assets	$3,988,814	$42,939	$1,911,443	$5,943,196

	Predecessor Company
	Three Months Ended March 31, 2010
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$65,848	$—	$9,470	$75,318
Interest expense	14,536	118	16,160	30,814

Net interest income/(loss)	51,312	(118)	(6,690)	44,504

Provision for loan losses	99,865	—	—	99,865
Noninterest income	9,394	5,437	4,507	19,338
Noninterest expense	22,244	3,155	25,921	51,320

Direct (loss)/income before tax	(61,403)	2,164	(28,104)	(87,343)
Indirect (charge)/credit for funds	(2,888)	14	2,874	—

Net (loss)/income from continuing operations before tax	$(64,291)	$2,178	$(25,230)	$(87,343)

Total assets	$4,771,909	$18,488	$2,578,722	$7,369,119

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 16.         REGULATORY MATTERS

On September 2, 2010, the OCC issued a Modification of Existing Consent Order, pursuant to which the OCC terminated Article III of the Consent Order issued by the OCC on May 11, 2010.  Article III of the Consent Order had required, among other things, that the Bank achieve and maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets by September 8, 2010.  Also on September 2, 2010, the Bank entered into the Operating Agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years shall have elapsed since the effective date of the Operating Agreement.  The Bank was in compliance with these minimum capital ratios at March 31, 2011, and December 31, 2010, with a total risk-based capital ratio of 15.5% and 14.7%, respectively and a Tier 1 leverage ratio of 9.9% and 9.2%, respectively.

The Bank is also subject to the Consent Order issued by the OCC, pursuant to which, among other things, the Bank agreed to:

■	establish a compliance committee to monitor and coordinate compliance with the Consent Order;

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

■	develop and implement a written credit policy and a commercial real estate concentration management program;

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

■	implement a program for the maintenance of an adequate Allowance for Loan and Lease Losses;

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 16.         REGULATORY MATTERS - CONTINUED

■

develop and implement a program to protect the Bank’s interest in those assets criticized in the more recent and any subsequent Report of Examinations, by any internal or external loan review, or in any list provided to management by the National Bank Examiners during any examination as “doubtful,” “substandard,” or “special mention;”

■	adopt and implement an action plan to manage each parcel of Other Real Estate Owned; and

■	take action to maintain adequate sources of stable funding and to review the Bank’s liquidity on a monthly basis.

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

NOTE 17.        SUBSEQUENT EVENTS

We have evaluated the effects of events that have occurred subsequent to period end March 31, 2011, and there have been no material events that would require recognition in the March 31, 2011 Consolidated Financial Statements.

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

The following discussion and analysis should be read in conjunction with the Company’s 2010 Form 10-K and the Consolidated Financial Statements and notes to the Consolidated Financial Statements in this Form 10-Q, herein referred to as “the Consolidated Financial Statements” included and incorporated by reference herein.  “Bancorp” will be used in this discussion when referring only to the holding company as distinct from the consolidated company and “the Bank” will be used when referring to Pacific Capital Bank, N.A.

As a result of the adjustments required by purchase accounting at the Transaction Date in 2010, the Company’s balance sheets and results of operations from periods prior to the Transaction Date are labeled as “Predecessor Company” and may not be comparable to balances and results of operations from periods subsequent to the Transaction Date, which are labeled as “Successor Company.” The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the Transaction Date rather than at their historical cost basis recorded in the predecessor period.  As a result of the change in accounting bases, items of income and expense such as the rate of interest income and expense as well as depreciation, amortization, and rental expense have also changed.  In general, these changes in income and expense relate to the amortization of premiums or accretion of discounts to arrive at contractual amounts due.  To call attention to this lack of comparability and as required by the accounting and reporting guidance, the Company has placed a heavy black line between the Successor Company and Predecessor Company columns in the Consolidated Financial Statements and in the tables in the notes to the statements and in this discussion.  The Successor Company period started on the Transaction Date or September 1, 2010 and includes the Company’s financial information and activity on and after September 1, 2010.  The Predecessor Company is all of the Company’s financial information and activity up until the Transaction Date or August 31, 2010 and previous periods.

FINANCIAL HIGHLIGHTS

Successor Company

Net income applicable to common shareholders for the three months ended March 31, 2011 was $16.8 million, or $0.51 per diluted share.  The significant factors impacting the Company’s net income applicable to common shareholders for the three months ended March 31, 2011 were:

■	Improved net interest margins to 3.99% for the first quarter of 2011 compared with 3.76% for the fourth quarter of 2010 and;

■	Grew regulatory capital ratios to 11.1% and 17.3% for Tier 1 Leverage and Total Risk-Based Capital ratios, respectively.

Predecessor Company

Net loss applicable to common shareholders for the three months ended March 31, 2010 was $83.0 million or $177.32 per diluted share.  The net loss from continuing operations for the three months ended March 31, 2010 was $87.4 million or $186.74 per diluted share.  For the three months ended March 31, 2010, the differences between the net loss applicable to common shareholders and the net loss from continuing operations is attributable to the operating results from the discontinued operations and the accrual of dividends on outstanding shares of preferred stock

The significant factors impacting the Company’s net loss applicable to common shareholders for the three months ended March 31, 2010 were:

■	Provision for loan losses was $99.9 million for the period as the Company’s loan portfolio continued to experience credit problems;

■

The Company’s decision to maintain excess cash to mitigate uncertainty to depositors generated a significant amount of negative interest spread related to the difference between interest earned on cash balances and interest paid on borrowings;

■	The Company sold securities realizing a gain of $4.5 million; and

■	The Company sold its RAL and RT Programs in January 2010 for a net gain of $8.2 million. Due to the sale, the Company was required to report the RAL and RT programs as discontinued operations.

The impact to the Company from these items will be discussed in more detail throughout the analysis sections of the Management’s Discussion and Analysis (“MD&A”) section of this Form 10-Q.

RESULTS OF OPERATIONS

INTEREST INCOME

The Company’s primary source of revenues is interest income.  In discussing interest income for the various periods presented, the comments below about interest income from loans all pertain to the Commercial & Community Banking Segment, while comments below about interest income from securities or from deposits with other banks all pertain to the Bank’s Treasury Department activities and are included in the All Other segment.  The Wealth Management segment does not earn interest income.

The following table presents a summary of interest income for the three months ended March 31, 2011 and March 31, 2010.

	Successor Company	Predecessor Company
(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Loans:
Commercial loans	$7,703	$10,243
Real estate loans - commercial	33,739	35,046
Real estate loans - residential	16,480	17,976
Consumer loans	1,841	2,583

Total	59,763	65,848
Trading assets	—	64
Investment securities available for sale:
U.S. Treasury securities	—	82
U.S. Agencies	415	2,677
Asset backed securities	61	34
CMO’s and MBS	3,460	2,532
State and municipal securities	2,160	3,001

Total	6,096	8,326
Other:
Interest and dividends on deposits in other financial institutions	270	841
FHLB and other investments	352	239

Total	622	1,080

Total interest income	$66,481	$75,318

Successor Company

Interest income for the three months ended March 31, 2011 was $66.5 million.  Interest income from loans was positively impacted by the application of purchase accounting adjustments, while interest income from securities was negatively impacted.  The accounting for interest income for loans and securities is explained in detail in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.

The purchase accounting adjustment that occurred in March 2011, related to individual fully charged-off commercial loans, which had no initial fair value at the Transaction Date and had significant recoveries during the four months ended December 31, 2010.

During the three month period ended March 31, 2011, $4.2 million of recoveries were recognized in interest income.  The loan portfolio also continues to be positively impacted from the purchase accounting requirement to report loans at a discount that is accreted into income over the term of the loans.  At the same time, the loan portfolio has experienced a large amount of prepayments which has reduced the loan balance and related interest income.  The purchase of loans at the end of March 2011, and new loan originations should result in an increase in interest income over the next several quarters.

In contrast, interest income from securities was negatively impacted by purchase accounting adjustments in the first quarter of 2011.  As a result of lower interest rates at the Transaction Date versus the original purchase date of the securities, the fair values of securities were higher than the carrying values at the Transaction Date.  In this situation, purchase accounting requires the recording of a premium that is amortized and reduces interest income over the terms of the various securities.

Predecessor Company

Interest income from loans was reduced by loan sales, increased nonaccrual loans, and charge-offs.  The Company also restricted lending activity up until the Transaction Date to maintain the Company’s capital ratios which resulted in a decline in loan balances as maturing loans were not matched by originations.  Interest income from trading and AFS securities decreased as a result of sales, calls and maturities of securities.  In addition, the interest rate for some of the adjustable rate securities was reduced due to the decrease in long term interest rates.

INTEREST EXPENSE

The Company incurs interest expense from interest payments made to depositors and for other borrowings.  Interest expense from deposits all pertain to the Commercial & Community Banking operating segment, while interest expense from borrowings or debt almost all pertain to the Treasury department’s activities and therefore are included in the All Other segment.  Wealth Management incurs interest expense only for the capital lease on the building occupied by the Trust Department.  For more information regarding leases, refer to the section titled “Leases” in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements for an explanation of the accounting for a capital lease.

The following tables present a summary of interest expense within the interest expense line items for the three months ended March 31, 2011 and 2010:

	Successor Company	Predecessor Company
(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Deposits:
NOW accounts	$406	$732
Money market deposit accounts	378	603
Savings deposits	430	538
Time certificates of deposit	5,892	15,921

Total	7,106	17,794
Securities sold under agreements to repurchase	2,102	2,006
Long term debt and other borrowings:
Long term debt	2,828	10,747
Other borrowings	148	267

Total	2,976	11,014

Total interest expense	$12,184	$30,814

Successor Company

Interest expense for the three months ended March 31, 2011, was $12.2 million.  Each of the categories of interest expense was significantly impacted by the application of purchase accounting adjustments.  At the Transaction Date, market interest rates had declined from what they were when a large proportion of the Company’s fixed rate time certificate of deposits (“CDs”) and repurchase agreements were issued.  This decline of interest rates caused the fair value of these liabilities to decrease and premiums were recognized for these liabilities to report them at their fair value.  These premiums are accreted over the terms of the related liabilities, reducing interest expense.  The weighted average duration for CDs was adjusted effective January 1, 2011, prospectively.  The change in the weighted average duration extended the time frame for which the premium will be accreted.

Interest expense for long term debt was impacted during the three months ended March 31, 2011, as a result of $802.4 million of the $823.4 million of the FHLB advances held by the Predecessor Company being prepaid in September 2010.  The Investment Transaction provided excess liquidity and this was used to reduce debt.  The Company also retired $68 million of its subordinated debt at the Transaction Date further decreasing interest expense.  The remaining subordinated debt and the Company’s trust preferred securities had a fair value less than their face values resulting in accretable discounts, which increased interest expense above the amount paid to creditors.  The securities sold under agreements to repurchase had a fair value in excess of their principal amount and a premium was recognized for them; the amortization of which reduced interest expense to less than the amount paid to creditors.

Predecessor Company

Interest expense for the three months ended March 31, 2010, was impacted by declining rates paid on CDs, as maturing higher rate instruments were replaced with lower cost balances, as well as lower average balances of long term debt and other borrowings.

NET INTEREST MARGIN

An important measure of a financial institution’s earning capacity is its net interest margin.  This measure is computed by dividing the difference between interest income and interest expense, or net interest income, by average earning assets.  As a financial intermediary, a bank earns money by borrowing from depositors and debt-holders and lending some of those funds to loan customers and by purchasing investments.  By combining the average interest rate earned on assets with the average interest cost to hold those assets, the net interest margin measures both the institution’s ability to earn its desired rates on its assets and its efficiency in obtaining the funding that supports those assets.  The net interest margin differs from the net interest spread which is the difference between the average rate earned and the average rate paid because a portion of the earning assets are funded by noninterest bearing liabilities.

The net interest margin is improved by higher rates earned on assets, lower rates paid on liabilities, funding a larger proportion of earning assets with noninterest bearing liabilities, and by lowering the amount of nonearning assets that must be funded.  Interest rates earned on assets and paid on liabilities tend to move in tandem with each other as the market interest rate environment changes, but it is generally harder to improve the net interest margin in a low interest rate environment because there is a rate beyond which deposit rates cannot be decreased and still retain customers while asset rates may continue to fall.  Conversely, as market interest rates rise, deposit rates will generally not rise as fast or as much and the net interest margin may thereby be improved.

The following tables set forth the average balances and interest income and interest expense for the three months ended March 31, 2011, and 2010.

	Successor Company			Predecessor Company
	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010
(dollars in thousands)	Average Balance	Income	Rate	Average Balance	Income	Rate
Assets
Interest bearing demand deposits in other financial institutions	$462,552	$270	0.24%	$728,386	$841	0.47%
Securities:
Trading assets	—	—	—	5,322	64	4.88%
Investment securities available for sale:
Taxable	1,057,366	3,936	1.51%	836,815	5,325	2.58%
Non taxable	202,109	2,160	4.27%	247,375	3,001	4.85%

Total securities	1,259,475	6,096	1.95%	1,089,512	8,390	3.11%
Loans: (1)
Commercial	272,362	7,703	11.47%	948,212	10,243	4.38%
Real estate - commercial (2)	2,198,858	33,739	6.14%	2,581,446	35,046	5.43%
Real estate - residential 1 to 4 family	1,175,960	16,480	5.61%	1,406,030	17,976	5.11%
Consumer loans	59,254	1,841	12.60%	158,870	2,583	6.59%

Total loans, gross	3,706,434	59,763	6.47%	5,094,558	65,848	5.18%
Other interest earning assets	84,033	352	1.70%	84,775	239	1.14%

Total interest earning assets	5,512,494	66,481	4.84%	6,997,231	75,318	4.32%
Noninterest earning assets	466,885			329,574
Total assets from discontinued operations	—			399,327

Total assets	$5,979,379			$7,726,132

Liabilities and shareholders’ equity
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,700,883	1,214	0.29%	$1,583,375	1,873	0.48%
Time certificates of deposit	2,029,495	5,892	1.18%	2,762,011	15,921	2.34%

Total interest bearing deposits	3,730,378	7,106	0.77%	4,345,386	17,794	1.66%
Borrowed funds:
Securities sold under agreements to repurchase	321,573	2,102	2.65%	313,951	2,006	2.59%
Other borrowings	115,372	2,976	10.46%	1,165,832	11,014	3.83%

Total borrowed funds	436,945	5,078	4.71%	1,479,783	13,020	3.57%

Total interest bearing liabilities	4,167,323	12,184	1.18%	5,825,169	30,814	2.15%
Noninterest bearing demand deposits	1,063,080			1,033,618
Other noninterest bearing liabilities	94,468			102,430
Total liabilities from discontinued operations	—			399,327
Shareholders’ equity	654,508			365,588

Total liabilities and shareholders’ equity	$5,979,379			$7,726,132

Net interest spread			3.66%			2.17%

Net interest income/margin		$54,297	3.99%		$44,504	2.58%

(1)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.
(2)	Commercial real estate loans include multifamily residential real estate loans.

Successor Company

The net interest margin has increased since the Transaction Date to 3.99% for the three month period ended March 31, 2011, and was driven by several factors.  Interest income from loans was positively impacted by better than expected cash flows from certain PCI loans.  Interest income from investment securities was adversely impacted by the purchase accounting as premiums reduced the interest income, as described in the Interest Income section, above.

Interest bearing liabilities continue to decrease in both average balance and rates, as high interest rate time deposits continue to mature and are replaced with lower rate time deposits at a lower volume.  The interest rate for other borrowings is at a higher level due to the discount on the remaining subordinated debt and trust preferred securities from the purchase accounting.

Rate and volume variance analyses allocate the change in interest income and expense between the portion which is due to changes in the rate earned or paid for specific categories of assets and liabilities and the portion which is due to changes in the average balance between the two periods.  The Company is unable to provide a rate and volume variance between March 31, 2011, and March 31, 2010, because of the purchase accounting adjustments explained on page 13 of this Form 10-Q.

Predecessor Company

The net interest margin of 2.58% for the three month period ended March 31, 2010, was adversely impacted by the large amount of nonperforming loans as such loans no longer accrue interest while the outstanding loans remain a component of loan average balances.  The increased cash held by the Company also adversely impacted the net interest margin as the Company retained additional cash to mitigate the uncertainty of depositor activity and to maintain liquidity to meet the needs of the Company, as the Company continued to report net losses up until the Transaction Date.

PROVISION FOR LOAN LOSSES

Quarterly, the Company determines the amount of ALLL that is adequate to provide for losses inherent in the Company’s loan portfolios.  The provision for loan losses is determined by the net change in the ALLL from one period to another.  For a detailed discussion of the Company’s ALLL, refer to the “Allowance for Loan and Lease Losses” section on page 19 of this Form 10-Q within Note 1, “Summary of Significant Accounting Policies”, Note 6, “Allowance for Loan and Lease Losses” on page 47 and the “Allowance for Loan and Lease Losses” section of 2010 Form 10-K, starting on page 127.  Information pertaining to provision for loan losses relates to the Commercial and Community Banking operating segment.

Successor Company

Provision for loan losses for the three months ended March 31, 2011, was $1.7 million.  As a result of the Investment Transaction and the application of the accounting guidance for business combinations, the ALLL for the credit impaired loans that were purchased was eliminated and the purchased credit impaired loans were recorded at their fair value at the Transaction Date as described in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements.  Consequently, no allowance for loan loss is provided for PCI Loan Pools as of the Transaction Date.  The $1.7 million of provision for loans losses for the three month period ended March 31, 2011, pertains to the Company’s estimate of changes in the credit quality of originated and purchased loans after the Transaction Date with a carrying balance of $236.4 million, inclusive of $188.4 million of loans purchased during the quarter.

For the loans purchased in March 2011, a separate methodology was used to calculate the ALLL, as described in Note 6, “Allowance for Loan and Lease Losses”.  Based on this methodology, a $1.0 million provision for loan losses was recorded.

The Company periodically evaluates actual cash flows to expected cash flows for PCI Term Loan Pools.  To the extent that actual cash flows are lower than expected cash flows, the Company will establish an allowance for PCI Term Pools through a provision for loan losses.  If actual cash flows are significantly higher than expected cash flows, the Company will reverse any allowance established for PCI Term Loan Pools with any remaining cash flows recorded to interest income through an increase in the accretable yield.

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

Predecessor Company

Provision for loan losses for the three months ended March 31, 2010 was $99.9 million.  This provision is reflective of the increased level of net charge-offs and nonaccrual loans experienced during the quarter, as economic conditions were particularly adverse in the state of California.

NONINTEREST INCOME

Noninterest income primarily consists of fee income received from the operations of the Bank and gains or losses from sales of assets.  Fee income is generated by servicing deposit relationships, trust and investment advisory fees, and fees and commissions earned on certain transactions from Bank operations.

The following table presents a summary of noninterest income for the periods presented.

	Successor Company	Predecessor Company
(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Service charges and fees	$5,751	$5,739
Trust and investment advisory fees	5,335	5,408
(Loss)/ gain on securities, net	(4)	4,511
Other	1,783	3,680

Total	$12,865	$19,338

Successor Company

With the exception of gain or loss on securities, there was little or no effect on the components of noninterest income resulting from purchase accounting for the Investment Transaction.  A significant portion of the service charges and fees is generated from service charges on deposit accounts and trust and investment advisory fees.  These service charges and fees relate to the Commercial & Community Banking segment.  For the three month period ended March 31, 2011, service charges on deposits were $3.3 million.  Other service charges and fees include charges for a wide range of services provided to customers such as Automated Teller Machines (“ATMs”), safe deposit boxes, bank card fees, and wire transfer fees.  These fees have remained relatively steady during the reported periods.  Trust and investment advisory fees are generated from the Wealth Management segment, primarily from the management of customer’s assets.  As the value and balance of managed assets increase, the fees will increase accordingly.

Predecessor Company

For the three months ended March 31, 2010, the Company recognized a net gain on securities of $4.5 million.  This amount resulted from the sale of $48.6 million of MBS and municipal securities from the AFS portfolio during the first quarter of 2010.

The table below discloses the largest items included in other noninterest income for the periods presented.

	Successor Company	Predecessor Company
(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Gain/ (loss) on OREO Sales	$2,041	$(192)
Customer fee income	1,288	968
Gain on loan sales	438	3,955
Swap market value adjustment	—	(897)
OREO valuation adjustment	(1,740)	—
LIHTCP losses	(1,074)	(950)
Other	830	796

Total	$1,783	$3,680

NONINTEREST EXPENSE

The following table presents a summary of noninterest expense for the periods presented.

	Successor Company	Predecessor Company
(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Salaries and employee benefits	$22,947	$22,078
Occupancy expense, net	5,676	5,803
Other	19,640	23,439

Total	$48,263	$51,320

Successor Company

Salaries and benefits were not impacted by the purchase accounting adjustments from the Investment Transaction.  The Company expects that salaries and benefits will increase in future periods as it hires staff to support the expected growth in operations in 2011.

Net occupancy expense for the three months ended March 31, 2011, was impacted by purchase accounting as lease expense decreased and depreciation expense on owned buildings increased.  The Company is contractually required to pay for leased premises at a higher than current market rate as these leases were entered into during a stronger economic period with higher demand for commercial space.  The revaluation of the leases resulted in the recognition of a liability for unfavorable lease payments.  This amount is amortized as a reduction of lease expense over the lives of the contractual lease terms.  The fair value of the Company’s owned properties was higher than the amortized cost as of the Transaction Date due to the buildings being acquired years ago when commercial properties had lower property values.

Other expense

The table below summarizes the significant items included in other expense.

	Successor Company	Predecessor Company
(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Regulatory assessments	$4,487	$3,838
Professional services	3,996	4,072
Other intangible expense	2,199	233
Customer deposit service and support	1,750	1,911
Software expense	1,518	3,475
Furniture, fixtures and equipment, net	1,234	1,287
Supplies and postage	955	1,115
Other real estate owned expense	812	1,052
Telephone and data	656	1,093
Reserve for off balance sheet commitments	19	1,813
Operating lease impairment	—	1,301
FHLB advance prepayment penalties	—	864
Credit risk swap market value adjustment	(327)	(863)
Other	2,341	2,248

Total	$19,640	$23,439

PROVISION FOR INCOME TAXES

Successor Company

For the three months ended March 31, 2011, the income tax expense was $472,000.  For additional information related to the Company’s provision for income taxes, refer to Note 9, “Deferred Tax Asset and Tax Provision” of the Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

CASH AND CASH EQUIVALENTS

Successor Company

The Company’s cash and cash equivalents was $333.5 million at March 31, 2011 compared to $495.9 million at December 31, 2010, a decrease of $162.3 million.  The decrease in cash and cash equivalents is attributable to the purchase of $178.9 million of loans ($188.4 million in loans purchased at a discount of $9.4 million) and the purchase of $96.5 million of investment securities offset by a payment from the IRS of $50.1 million for a tax receivable related to the refiling of tax returns as disclosed in Note 9, “Deferred Tax Assets and Tax Provision” of the Consolidated Financial Statements.

INVESTMENT SECURITIES

The Company’s security portfolio is utilized as collateral for borrowings, required collateral for public agencies and trust customers deposits, CRA support, and to manage liquidity, capital and interest rate risk.

Investment securities were $1.32 billion at March 31, 2011 compared to $1.28 billion at December 31, 2010, an increase of $42.4 million.  This increase was mostly due to purchases of $46.4 million of mortgage backed securities and $50.1 million of CMOs during the three months ended March 31, 2010.  These purchases were offset by principal paydowns of $37.9 million and calls of $10.7 million of securities.  The securities portfolios are managed by the Bank’s Treasury Department to maximize funding and liquidity needs and are included as assets of the All Other segment.

For additional information on impairment of investment securities, credit ratings of investment securities, and the Company’s investment in the stock issued by the FHLB of San Francisco, refer to Note 3, “Investment Securities” of the Consolidated Financial Statements.

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

Successor Company

The Company’s loans are reported net of the nonaccretable difference, accretable yield, purchase discounts, deferred loan origination fees, extension, commitment fees and deferred loan origination costs.  The nonaccretable difference and accretable yield were generated from the purchase accounting adjustments at the Transaction Date and reduced the carrying balance of the loans as described in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.

To assist the reader with understanding of the PCI Term and PCI Revolving Pools versus the loans originated and purchased since the Transaction Date the following table provides a summary of the carrying balance and unpaid principal balance of the loans held at March 31, 2011, and December 31, 2010.

	Successor Company
	March 31, 2011
	Originated and Purchased Since Transaction Date	PCI Term Pools	PCI Revolving Pools	Total
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$45,398	$771,373	$72,443	$889,214
Multifamily loans	92,900	229,583	2,244	324,727
Commercial	86,029	1,678,354	22,190	1,786,573
Construction	—	193,698	9,386	203,084
Revolving - 1 to 4 family	2,449	5,367	269,219	277,035
Commercial loans	2,477	104,368	145,044	251,889
Consumer loans	2,447	31,738	22,833	57,018
Other loans	4,708	8,142	6,959	19,809

Total carrying balance	$236,408	$3,022,623	$550,318	$3,809,349

Total unpaid principal balance	$241,743	$3,323,012	$646,300	$4,211,055

	Successor Company
	December 31, 2010
	Originated Since Transaction Date	PCI Term Pools	PCI Revolving Pools	Total

	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$7,652	$814,770	$75,056	$897,478
Multifamily loans	—	252,379	2,132	254,511
Commercial	—	1,718,029	27,560	1,745,589
Construction	—	227,424	7,413	234,837
Revolving - 1 to 4 family	1,237	5,451	274,065	280,753
Commercial loans	2,553	115,799	148,350	266,702
Consumer loans	1,155	34,491	25,067	60,713
Other loans	3,807	9,458	7,669	20,934

Total carrying balance	$16,404	$3,177,801	$567,312	$3,761,517

Total unpaid principal balance	$16,376	$3,494,683	$668,988	$4,180,047

Loans originated since the Transaction Date increased to $236.4 million at March 31, 2011, an increase of $220.0 million since December 31, 2010.  This increase is mostly attributable to the purchase of multifamily and commercial real estate loans of $188.4 million in March 2011 as described in Note 4, “Loans” of the Consolidated Financial Statements.

As described in the Consolidated Financial Statements, the Company has elected an accounting policy to apply expected cash flows accounting guidance in ASC 310-30 for term loans subject to the business combination and push-down accounting requirements for loan portfolios acquired in a business combination referred to as “PCI Term Pools.” Some loans that otherwise meet the definition as credit impaired, such as revolving lines of credit, are specifically excluded from the PCI Term Pools as per the accounting guidance in ASC 310-20 and are referred to as “PCI Revolving Pools”.  Management considers the PCI Revolving Pools also credit impaired and has pooled these revolving lines of credit purchased through the Investment Transaction.

At March 31, 2011, and December 31, 2010, a majority of the loans included in “Loans Held for Investment” are PCI Term and PCI Revolving Pools.  The accounting for PCI Term and PCI Revolving Pools is significantly different from the accounting for loans originated and purchased since the Transaction Date.  For a discussion of the accounting for PCI Term and PCI Revolving Pools, refer to Note 1, “Summary of Significant Accounting Policies,” “Note 4, “Loans” and Note 5, “Purchased Credit Impaired Pools” of the Consolidated Financial Statements.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company establishes an estimated allowance for inherent loan losses and records the change in this estimate through charges to current period earnings.

Successor Company

The ALLL of $2.1 million and $520,000 at March 31, 2011, and December 31, 2010, respectively, is for the loans originated and purchased since the Transaction Date.  The increase of ALLL of $1.6 million since December 31, 2010 is from the purchase of $188.4 million of loans in March 2011, and originated loans of $31.7 million since December 31, 2010.

The loans originated and purchased at March 31, 2011, have a carrying balance of $236.4 million and a ratio of ALLL compared to the newly originated and purchased loans of 0.9%.  At December 31, 2010, the loans originated since the Transaction Date had a carrying balance of $16.4 million and a ratio of ALLL compared to the newly originated loans of 3.2%.

ALLL Model Methodology

The methodology used to calculate the ALLL is described in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.  This methodology is applied to loans originated since the Transaction Date.  In March 2011, the Company purchased commercial real estate and multifamily loans of $188.4 million.  For the loans purchased in March 2011, a different ALLL methodology was used.  The description of this methodology is in Note 6, “Allowance for Loan and Lease Losses” of the Consolidated Financial Statements.

Loan Losses

Successor Company

Net charge-offs during the three months ended March 31, 2011, were $72,000.  The net charge-offs during the three months ended March 31, 2011, by loan type is disclosed in Note 6, “Allowance for Loan and Lease Losses” of the Consolidated Financial Statements.  Net charge-offs significantly decreased due to the fair valuation of the loan portfolio at the Transaction Date.  All charge-off activity for PCI loans are accounted for within the nonaccretable discount for the PCI Term Pools and purchase discount for PCI Revolving Pools.  The net charge-offs reflected in the Successor Company are from loans originated since the Transaction Date.

Nonperforming Assets

Nonaccrual and Restructured Loans

Successor Company

When a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest.  Generally, the Company places loans in a nonaccrual status and ceases recognizing interest income when the loan has become delinquent by more than 90 days and/or when Management determines that the repayment of principal and collection of interest is unlikely.  The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well secured by collateral and collection is in process.  If certain conditions are met, loans that are contractually past due more than 90 days may still accrue interest.  Those conditions are that they are well-secured by collateral or guarantors and that the creditor is actively seeking collection.  While still accruing interest, these loans are normally regarded as nonperforming.

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

Note 6, “Allowance for Loan and Lease Losses” of the Consolidated Financial Statements provides an aging table of past due loans on an individual basis based on their contractual obligation.  If a loan is in a PCI Term Pool and contractually past due, the loan is reported in the aging table as a past due loan but, still accruing.  The aging table provides the net carrying value of all loans in a current, past due and nonaccrual status at March 31, 2011, and December 31, 2010.  At March 31, 2011, $12.0 million of loans were in a nonaccrual status compared to December 31, 2010, which had $6.4 million of loans reported in a nonaccrual status.

The reporting for nonperforming loans was significantly impacted by the classification of all purchased loans as either PCI Term Pools or PCI Revolving Pools.  The accounting for PCI Term Pools and PCI Revolving Pools is described in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.  All loans were written down to their fair value which is based on the cash flows for both interest and principal, net charge-offs and prepayments expected to be received.  Therefore no loans recorded as of the Transaction Date are classified as nonaccrual except for loans which are in the PCI Revolving Pools and any loans originated or purchased since the Transaction Date which met the criteria as a nonperforming loan.  At March 31, 2011, and December 31, 2010, there were no loans which had been originated or purchased since the Transaction Date which are considered to be nonperforming.

Except for loans in the PCI Revolving Pools and loans originated or purchased since the Transaction Date, loans that had been classified as TDRs because the Company had negotiated a concessionary payment or interest terms so the borrower could continue to make payments are not reported as TDRs after the application of purchase accounting because the process of revaluing them takes into account the probability of the borrower being able to remain current with the restructured terms.

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

At the Transaction Date, the OREO portfolio was recorded at fair value, less costs to sell.  The balance of OREO has remained relatively unchanged since the Transaction Date since properties are being disposed at approximately the same rate that new OREO properties are being added to the OREO held by the Company.

OTHER ASSETS

Included within other assets are bank-owned life insurance (“BOLI”), LIHTCPs, Receivables, and FHLB stock.

Successor Company

Other assets were $236.2 million at March 31, 2011 compared to $284.7 million at December 31, 2010, a decrease of $48.4 million or 17.0%.  This decrease is attributed primarily to the payments of $50.1 million from the IRS which was applied against the corporate tax receivable.  At December 31, 2010, the corporate tax receivable was $56.8 million, the amount estimated to be recovered through carryback of NOLs.  For more information refer to Note 9, “Deferred Tax Assets and Tax Provision” of the Consolidated Financial Statements.

DEPOSITS

Successor Company

The deposit balances by category are summarized as of March 31, 2011, and December 31, 2010 in the table below.

	Successor Company
	March 31, 2011	December 31, 2010
	(dollars in thousands)
Noninterest bearing deposits	$1,073,219	$1,099,260
Interest bearing deposits:
NOW accounts	926,207	938,228
Money market deposit accounts	326,768	314,362
Other savings deposits	464,042	434,896
Time deposits	1,963,890	2,121,542

Total deposits	$4,754,126	$4,908,288

At March 31, 2011, deposits were $4.75 billion, a decrease of $154.2 million since December 31, 2010.  The decrease in deposits is generally attributed to a decline in time deposits of $157.7 million.  The decrease in time deposits occurred from maturing high rate time deposits which were not renewed due to lower competitive market rates being offered to improve the Company’s net interest margin.  Money market deposits increased by $12.4 million to $326.8 million during the quarter as some of the matured time deposits were reinvested into money market accounts which have attractive interest rates and provide more liquidity than the time deposits.  Similarly, other savings deposits of $464.0 million at March 31, 2011, increased by $29.1 million from December 31, 2010.

CAPITAL RESOURCES

Capital Adequacy Standards

The Company and PCBNA are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements as specified by the regulatory framework for prompt corrective action could cause the regulators to initiate certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements.  For additional information regarding the Company’s capital refer to Note 21, “Shareholders’ Equity” and Note 23, “Regulatory Capital Requirements” of the Consolidated Financial Statements of the 2010 Form 10-K.

The Company’s and PCBNA’s capital ratios as of March 31, 2011, and December 31, 2010, were as follows:

	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
Successor Company
March 31, 2011
PCBC (consolidated)	$670,099	$656,210	$3,864,797	$5,926,872	17.3%	17.0%	11.1%
PCBNA	599,427	585,538	3,867,534	5,925,149	15.5%	15.1%	9.9%

December 31, 2010
PCBC (consolidated)	$646,324	$633,938	$3,909,351	$6,149,932	16.5%	16.2%	10.3%
PCBNA	575,049	562,663	3,909,482	6,133,212	14.7%	14.4%	9.2%

Minimum Capital Ratios required by the Operating Agreement					12.0%	N/A	8.0%
Generally required minimum ratios to be classified as well-capitalized					10.0%	6.0%	5.0%
Generally required minimum ratios to be classified as adequately capitalized					8.0%	4.0%	4.0%

The minimum capital ratios required to be considered “well capitalized” and “adequately capitalized” under generally applicable regulatory guidelines are included in the table above.  As of March 31, 2011 and December 31, 2010, both the Company (“PCBC (consolidated)” in the table above) and the Bank met the minimum levels for the three regulatory ratios to be considered “well capitalized.”

On September 2, 2010, the OCC issued a Modification of Existing Consent Order, pursuant to which the OCC terminated Article III of the Consent Order issued by the OCC on May 11, 2010.  Article III of the Consent Order had required, among other things, that the Bank achieve and maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets by September 8, 2010.  Also on September 2, 2010, the Bank entered into the Operating Agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years have elapsed since the effective date of the Operating Agreement.  The Bank was in compliance with these minimum capital ratios at March 31, 2011, with a total risk-based capital ratio of 15.5% and a Tier 1 leverage ratio of 9.9%.

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

Dividends from the Bank

The principal source of funds from which Bancorp services its debt and pays its obligations and dividends is the receipt of dividends from the Bank.  The availability of dividends from the Bank is limited by various statutes and regulations.  Pursuant to the Operating Agreement, the Bank may not pay a dividend or make a capital distribution to Bancorp without prior approval from the OCC or until September 2, 2013.  The Written Agreement also restricts the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the Reserve Bank.  At March 31, 2011, Bancorp held $73.9 million in cash, which is sufficient to service its debts for the foreseeable future.

Deferral of Interest on Trust Preferred Securities

In the second quarter of 2009, the Company elected to defer regularly scheduled interest payments on its outstanding $69.4 million of junior subordinated notes relating to its trust preferred securities.  During the deferral period, interest continues to accrue on the junior subordinated notes at the stated coupon rate, including the deferred interest, and the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or are junior to the junior subordinated notes.  As of March 31, 2011, the Company has accrued but not paid $4.1 million of interest expense for the junior subordinated notes.

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

The Company believes that it is important to have in place comprehensive liquidity and funding policies that are intended to maintain significant flexibility to address specific liquidity events and to address broader industry or market liquidity events.  The Company has policies in place regarding liquidity to ensure that the Company is following sound liquidity risk management principles.  In putting together these policies, the Company has considered recent guidance provided by the Basel Committee on Banking Supervision and the Federal Deposit Insurance Corporation (“FDIC”).

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

Successor Company

Current Liquidity Status

At March 31, 2011, the Bank had a total facility amount of $1.21 billion at the FHLB and unused borrowing capacity of $1.17 billion.  The Bank had unused borrowing capacity with the Reserve Bank of $308.1 million at March 31, 2011.  As the Company experienced deterioration in its financial conditions, certain restrictions and limitations were imposed on its borrowing arrangements.  Since the completion of the Investment Transaction, most of these restrictions and limitations have been lifted.  The Company expects that any remaining restrictions and limitations will be removed over time as the Company continues to show improvements in its financial condition.

Maturity of Liabilities

At March 31, 2011, the Bank had a total of $323.0 million of brokered CDs and $37.7 million of Certificate of Deposit Account Registry Service (“CDARs”) CDs.  The brokered CDs have maturities from April 2011 through January 2014 with no more than $55.3 million maturing in any one month and no more than $100.5 million maturing in any one quarter.

Of the $1.60 billion in retail or non-brokered CDs at March 31, 2011, approximately $930 million will mature in 2011, with $419 million maturing in the second quarter of 2011, $262 million in the third quarter of 2011, $249 million in the fourth quarter of 2011, and $191 million in the first quarter of 2012.  During the period between April 1, 2012 and December 31, 2012, $250 million of CDs are expected to mature and during the twelve months ended 2013, $148 million are expected to mature.  The remaining approximately $77 million have maturities extending out as far as 2039.  The Bank expects that most maturing retail CDs will roll over into new certificates.

Liquidity Ratio

A prevailing liquidity ratio used in the banking industry is the net non-core funding dependence ratio and the short term non-core funding dependence ratio as defined by regulatory practice.  This ratio measures the proportion of long term assets such as loans and securities with remaining maturities of over one year that are funded by non-core funding sources and short term non-core funding sources.  The Company’s net non-core funding dependence ratio was 24.89% at March 31, 2011 and 24.28% at December 31, 2010, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate risk arises from differences between the timing of rate changes and the timing of cash flows (repricing risk); from changing rate relationships among different yield curves affecting assets or liabilities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest-related options embedded in assets or liabilities (option risk).  The evaluation of interest rate risk must consider the potential effect on fee income that is sensitive to changes in interest rates.

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

EVE simulates the effects of an instantaneous and sustained change in interest rates (in increments of +/- 100 basis points) on assets and liabilities and measures the resulting increase or decrease to the Company’s equity position.  EVE is the discounted value of future cash flows of all interest rate sensitive assets minus all interest rate sensitive liabilities, plus the book value of tangible noninterest rate sensitive assets minus tangible noninterest rate sensitive liabilities.

NII simulates the effects of an instantaneous and sustained change in interest rates (in increments of +/- 100 basis points) on future net interest income.  NII simulates the effects that repricing has on both interest rate sensitive assets and liabilities.  Shock analysis is objective and facilitates comparability.  It is not entirely realistic in that it assumes an instantaneous and equal impact on all market rates and not all market rates respond in a parallel fashion to rising or falling interest rates.  This causes asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in interest rates.

The Company measures its market risk exposure by performing +/- 200 basis point EVE shock simulation and measures the increase or decrease to the Company’s EVE position.  The Company’s Board of Directors (“BOD”) has set a 15% limit for the change in equity in such simulation.  The Company measures interest rate risk by performing +/- 200 basis point NII shock simulation and measures the increase or decrease in NII over the next twelve months.  The BOD has set a 10% limit for the change in net interest income in such simulation.  At March 31, 2011, and December 31, 2010, the Company met the BOD approved limits for both EVE and NII.

Financial instruments do not respond in a parallel fashion to rising or falling interest rates given the structure of each financial instrument including the contractual term, repricing features, amortization or bullet features, expected prepayments or runoff rates, rate indices, caps, floors, etc.  The mismatch of these types of features between interest rate sensitive assets versus interest rate sensitive liabilities may significantly impact market risk exposure.

The Company reduces its exposure by changing the mix of either assets or liabilities to reduce asset-liability mismatches.  This may include buying or selling financial instruments, changing the mix of repricing features as financial instruments come due, diversifying its financial instrument exposure, reducing position sizes.

The Company can also reduce its financial instrument exposure by entering into derivative contracts such as futures, forwards, swaps, or option contracts.  Accordingly, the Company’s evaluation of market risk needs to consider both derivative positions along with the non-derivative positions intended to be hedged.  While derivative instruments are effective hedging tools, the Company generally has been successful at maintaining its interest rate risk profile within policy limits strictly from proactive asset/liability strategies without the use of derivatives.

EVE Summary

The results of modeled EVE interest rate shock for March 31, 2011, and December 31, 2010, are as follows:

Successor Company

At March 31, 2011, and December 31, 2010, the Company’s modeled EVE was $589 million for both periods.  Assuming an instantaneous 200 basis points (“bps”) increase in interest rates, the Company’s projected EVE would decrease by approximately $12 million or -2.1% from the $589 million base amount at March 31, 2011 and $3 million or -0.5% from the $589 million base amount at December 31, 2010.  Assuming an instantaneous 200 bps decrease in interest rates, the Company’s projected EVE would decrease by $21 million or -3.5% at March 31, 2011, and $22 million or -3.8% at December 31, 2010.  These changes are within the Company’s policy limit of a 15% decline in EVE.

NII Summary

The results of modeled NII interest rate shock for the forward three months beginning March 31, 2011, and December 31, 2010, are as follows:

Successor Company

At March 31, 2011, the Company’s modeled projection for net interest income over the next twelve months was $211 million.  Assuming an instantaneous 200 bps increase in interest rates, the Company’s projected NII would increase by approximately $12 million or 5.8% from the $211 million base amount.  Assuming an instantaneous 200 bps decrease in interest rates, including a rate floor at zero percent, the Company’s projected NII would decrease by $1 million or -0.6%.  These changes are within the Company’s policy limit of a 10% decline in NII.

At December 31, 2010, the Company’s modeled projection for net interest income over the next twelve months was $203 million.  Assuming an instantaneous 200 bps increase in interest rates, the Company’s projected NII would increase by approximately $16 million or 8.2% from the $203 million base amount.  Assuming an instantaneous 200 bps decrease in interest rates, including a rate floor at zero percent, the Company’s projected NII would decrease by $3 million or -1.2%.  These changes are within the Company’s policy limit of a 10% decline in NII.

The above factors impacted overall sensitivity of the Company’s EVE and NII to changes in interest rates by increasing the proportion of assets and liabilities that are either insensitive to rate changes or by lengthening the average maturity so that the effect of rate changes would be delayed.

The model utilizes certain assumptions that address optionality.  These assumptions include the following:

■	Customers have the option to prepay their loans or withdraw their non-maturing deposits;

■	Issuers have the option to prepay or call their debt, on some of the securities held by the Company;

■	The Company has the option to prepay or call certain types of its debt;

■	The Company has the option to re-price its administered deposits; and

■	Loans include features such as interest rate resets, imbedded caps and floors, and other aspects of loan terms and conditions.

There are various shortcomings inherent in modeling both EVE and NII sensitivity analyses.  Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes.  Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and therefore cannot be determined with precision.  Changes in interest rates may also affect the Company’s operating environment and operating strategies as well as those of the Company’s competitors.  In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time.  Accordingly, the Company’s NII sensitivity analyses may provide a strong indication of the Company’s interest rate risk exposure.  However, actual performance may differ from modeled results.  There are no material positions, instruments or transactions that are not included in the modeling nor do any included instruments have special features that are not included.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Form 10-Q, such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BOD: Pacific Capital Bancorp Board of Directors

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

FASB: Financial Accounting Standards Board

FDIC: Federal Deposit Insurance Corporation

FHLB: Federal Home Loan Bank

FHLMC: Federal Home Loan Mortgage Corporation

FNMA: Federal National Mortgage Association

GAAP: Accounting Principles generally accepted in the United States.

GNMA: Government National Mortgage Association

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

GLOSSARY- CONTINUED

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

Repurchase Agreements (“Repos”): A form of lending or borrowing whereby the legal form of the transaction is the purchase or sale of securities with the later resale or repurchase at a higher price than the original transaction.  The excess of the resale or repurchase price over the original price represents interest income or expense.

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

SBB&T: Santa Barbara Bank & Trust

SEC: Securities and Exchange Commission

SFAS: Statement of Financial Accounting Standards issued by the FASB.

SOX: Sarbanes-Oxley Act

TDR: Troubled debt restructured, restructured loans

TT&L: Treasury tax and loan

Weighted average rate: The weighted average rate is calculated by dividing the total interest by the computed average balance.

Wholesale funding: Wholesale funding is comprised of borrowings from other financial institutions and deposits received from sources other than through customer relationships.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 11, “Commitments and Contingencies” of the Consolidated Financial Statements of this Form 10-Q.

ITEM 1A.	RISK FACTORS

There are a number of factors that may adversely affect the Company’s business, financial condition or results of operations.  Refer to “Risk Factors” in the 2010 Form 10-K for discussion of these risks.  Such risks have not materially changed since the filing of the 2010 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED.

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Pacific Capital Bancorp 2011 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed March 8, 2011. x
31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.1	Certification of Carl B. Webb.
	31.2	Certification of Mark K. Olson.

32.	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Carl B. Webb and Mark K. Olson.

Shareholders may obtain a copy of any exhibit by writing to:

Carol Zepke, Corporate Secretary

Pacific Capital Bancorp

P.O. Box 60839

Santa Barbara, CA 93160

x - Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Capital Bancorp

By /s/ Carl B. Webb	May 12, 2011
Carl B. Webb Chief Executive Officer	Date

By /s/ Mark K. Olson	May 12, 2011
Mark K. Olson Executive Vice President and Chief Financial Officer	Date