Form 10-Q
period 2011-06-30
PACIFIC CAPITAL BANCORP /CA/
filed 2011-08-12
CIK 357264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

    Yes  ☐    No  ☒

Number of shares of common stock of the registrant outstanding as of July 30, 2011: 32,904,995

PART I

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Pacific Capital Bancorp (the “Company”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions.  All statements, other than statements of historical fact, are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, acquisition and divestiture opportunities, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing.  Words such as “will likely result,” “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements.

Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  The Company’s actual results may differ materially from those contemplated by the forward-looking statements.  The Company cautions the reader of these statements therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

■

inability to continuously satisfy the higher minimum capital ratios that Santa Barbara Bank & Trust, N.A.(the “Bank” or “SBB&T”) is required to maintain pursuant to the Operating Agreement dated September 2, 2010 (the “Operating Agreement”) by and between the Bank and the Office of the Comptroller of the Currency (the “OCC”);

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

■

effect of changes in laws and regulations (including enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other changes in laws concerning banking, taxes and securities) with which the Company and its subsidiaries must comply;

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

Definition of Terms

Specific accounting and banking industry terms and acronyms used throughout this document are defined in the glossary on pages 97 through 98.

ITEM 1.        FINANCIAL STATEMENTS

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share amounts)

	Successor Company
	June 30, 2011	December 31, 2010
	(unaudited)	(audited)

ASSETS
Cash and due from banks	$40,820	$45,820
Interest bearing demand deposits in other financial institutions	215,281	450,044

Cash and cash equivalents	256,101	495,864
Investment securities available for sale	1,401,116	1,278,100
Loans held for sale	1,598	16,512
Loans held for investment	3,689,751	3,759,829
Allowance for loan and lease losses	(3,577)	(520)

Net loans held for investment	3,686,174	3,759,309
Premises and equipment, net	76,082	71,465
FHLB stock and other investments	81,660	86,331
Goodwill and other intangible assets	91,290	93,700
Other assets	241,750	284,267

TOTAL ASSETS	$5,835,771	$6,085,548

LIABILITIES
Deposits
Noninterest bearing	$1,045,475	$1,099,260
Interest bearing	3,557,027	3,809,028

Total deposits	4,602,502	4,908,288
Securities sold under agreements to repurchase	317,560	319,737
Other borrowings	121,465	121,014
Other liabilities	89,784	93,826

TOTAL LIABILITIES	5,131,311	5,442,865
SHAREHOLDERS’ EQUITY
Common stock ($0.001 par value; 50,000 authorized; 32,904 and 32,901 shares issued and outstanding at June 30, 2011, and December 31, 2010, respectively)	33	33
Paid in capital	650,052	650,010
Retained earnings	63,478	25,744
Accumulated other comprehensive loss	(9,103)	(33,104)

TOTAL SHAREHOLDERS’ EQUITY	704,460	642,683

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,835,771	$6,085,548

The accompanying notes are an integral part of these financial statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars and shares in thousands, except per share amounts)

	Successor Company		Predecessor Company
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Interest income
Loans	$64,401	$124,164	$61,761	$127,610
Trading assets	—	—	60	124
Investment securities	7,012	13,108	7,068	15,394
Other	526	1,163	1,113	2,205

TOTAL INTEREST INCOME	71,939	138,435	70,002	145,333
Interest expense
Deposits	6,390	13,496	17,497	35,291
Securities sold under agreements to repurchase	2,484	4,586	2,014	4,020
Other borrowings	2,902	5,878	10,612	21,626

TOTAL INTEREST EXPENSE	11,776	23,960	30,123	60,937

NET INTEREST INCOME	60,163	114,475	39,879	84,396
Provision for loan losses	1,799	3,466	56,718	156,583

NET INTEREST INCOME/(LOSS) AFTER PROVISION FOR LOAN LOSSES	58,364	111,009	(16,839)	(72,187)
Noninterest income
Service charges and fees	5,879	11,630	5,463	11,202
Trust and investment advisory fees	5,319	10,654	5,174	10,583
(Loss)/gain on securities, net	(212)	(216)	477	4,988
Other	1,545	3,313	(4,107)	(443)

TOTAL NONINTEREST INCOME	12,531	25,381	7,007	26,330
Noninterest expense
Salaries and employee benefits	23,046	45,993	21,601	43,678
Net occupancy expense	5,678	11,354	5,483	11,286
Other	21,463	41,103	24,221	47,659

TOTAL NONINTEREST EXPENSE	50,187	98,450	51,305	102,623

INCOME/(LOSS) BEFORE INCOME TAX (BENEFIT)/EXPENSE	20,708	37,940	(61,137)	(148,480)
Income tax (benefit)/expense	(266)	206	(2,982)	(2,933)

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	20,974	37,734	(58,155)	(145,547)
Expense from discontinued operations, net of tax	—	—	(162)	(1,393)
Gain on sale of discontinued operations, net of tax	—	—	—	8,160

(Expense)/income from discontinued operations, net	—	—	(162)	6,767
NET INCOME/(LOSS)	20,974	37,734	(58,317)	(138,780)
Dividends and accretion on preferred stock	—	—	2,660	5,182

NET INCOME/(LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$20,974	$37,734	$(60,977)	$(143,962)

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars and shares in thousands, except per share amounts)

(continued)

	Successor Company		Predecessor Company
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Earnings/(loss) per share from continuing operations:
Basic	$0.64	$1.15	$(124.00)	$(311.00)
Diluted	$0.64	$1.15	$(124.00)	$(311.00)
Earnings/(loss) per share from discontinued operations:
Basic	$—	$—	$(0.35)	$14.46
Diluted	$—	$—	$(0.35)	$14.46
Earnings/(loss) per share applicable to common shareholders:
Basic	$0.64	$1.15	$(130.01)	$(307.61)
Diluted	$0.64	$1.15	$(130.01)	$(307.61)
Weighted average number of common shares outstanding:
Basic	32,903	32,903	469	468
Diluted	32,916	32,913	469	468

The accompanying notes are an integral part of these financial statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE (LOSS)/INCOME (unaudited)

(dollars and shares in thousands)

	Common Stock			Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Paid in Capital
Successor Company
Balance, December 31, 2010	32,901	$33	$650,010	$(33,104)	$25,744	$642,683
Net income	—	—	—	—	16,760	16,760
Other comprehensive income, net of tax:
Unrealized gain on AFS securities, net of tax of $ -	—	—	—	279	—	279
Realized loss on sale and calls of AFS securities included in earnings, net of tax of $ -	—	—	—	4	—	4

Total comprehensive income						17,043
Restricted stock grants (1)	2	—	(8)	—	—	(8)

Balance, March 31, 2011	32,903	$33	$650,002	$(32,821)	$42,504	$659,718

Net income	—	—	—	—	20,974	20,974
Other comprehensive income, net of tax
Unrealized gain on AFS securities, net of tax of $ -	—	—	—	23,506	—	23,506
Realized loss on sale and calls of AFS securities included in earnings, net of tax of $ -	—	—	—	212	—	212

Total comprehensive income						44,692
Restricted stock grants (1)	1	—	50	—	—	50

Balance, June 30, 2011	32,904	$33	$650,052	$(9,103)	$63,478	$704,460

(1)

The amount recognized as compensation expense related to restricted stock awards for the three months ended June 30, 2011 was $50,000. There was no compensation expense relating to restricted stock awards for the three months ended March 31, 2011.

The accompanying notes are an integral part of these financial statements.

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE (LOSS)/INCOME (unaudited)

(dollars and shares in thousands)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income	Retained Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Paid in Capital
Predecessor Company
Balance, December 31, 2009	181	$176,742	467	$11,689	$123,886	$14,352	$37,934	$364,603
Net loss	—	—	—	—	—	—	(80,463)	(80,463)
Other comprehensive loss, net of tax:
Unrealized gain on AFS securities, net of tax of $ -	—	—	—	—	—	1,828	—	1,828
Realized gain on sale and calls of AFS securities included in earnings, net of tax of $ -	—	—	—	—	—	(4,521)	—	(4,521)
Postretirement expense obligation arising during period, net of tax of $ -	—	—	—	—	—	(629)	—	(629)

Total comprehensive loss								(83,785)
Accretion of preferred stock discount	—	216	—	—	—	—	(216)	—
Accrued stock dividends not paid	—	—	—	—	—	—	(2,307)	(2,307)
Stock based compensation	—	—	—	—	214	—	—	214
Net restricted stock activity (1)	—	—	1	14	639	—	—	653

Balance, March 31, 2010	181	$176,958	468	$11,703	$124,739	$11,030	$(45,052)	$279,378

Net loss	—	—	—	—	—	—	(58,317)	(58,317)
Other comprehensive loss, net of tax:
Unrealized gain on AFS securities, net of tax of $1,541	—	—	—	—	—	5,319	—	5,319
Realized gain on sale and calls of AFS securities included in earnings, net of tax of $ -	—	—	—	—	—	(503)	—	(503)
Postretirement expense obligation arising during period, net of tax of $ -	—	—	—	—	—	(629)	—	(629)

Total comprehensive loss								(54,130)
Accretion of preferred stock discount	—	220	—	—	—	—	(220)	—
Accrued stock dividends not paid	—	—	—	—	—	—	(2,440)	(2,440)
Stock based compensation	—	—	—	—	62	—	—	62
Net restricted stock activity (1)	—	—	1	26	602	—	—	628

Balance, June 30, 2010	181	$177,178	469	$11,729	$125,403	$15,217	$(106,029)	$223,498

(1)	The amount recognized as compensation expense related to restricted stock awards for the three months ended March 31, 2010 and June 30, 2010 was $668,000 and $645,000, respectively.

The accompanying notes are an integral part of these financial statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	Successor Company	Predecessor Company
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
OPERATING ACTIVITIES:
Net income/(loss) from continuing operations	$ 37,734	$ (145,547)
Net income from discontinued operations	—	6,767

Net income/(loss)	37,734	(138,780)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Provision for loan losses	3,466	156,583
Depreciation, amortization and accretion	5,882	8,289
Accretion of acquired loans	(104,366)	—
Stock-based compensation	50	1,589
Net amortization of discounts and premiums for investment securities	3,188	(399)
Operating lease impairment	—	1,860
(Gains)/losses on sale of assets	(4,246)	(8,856)
Loans originated for sale and principal collections, net	1,598	17,300
Collection of taxes receivable	50,050	—
Changes in:
Other assets	(3,835)	5,571
Other liabilities	(3,540)	(1,641)
Trading securities, net	—	763
Servicing rights, net	308	931
Net cash used by operating activities attributable to discontinued operations	—	(808)

NET CASH (USED IN)/ PROVIDED BY OPERATING ACTIVITIES	(13,711)	42,402
INVESTING ACTIVITIES:
Proceeds from loan sales	3,298	36,985
Loan originations and principal collections, net	359,860	336,489
Purchase of loans held for investment	(205,420)	—
Proceeds from sale of AFS securities	10,709	52,788
Principal pay downs, calls and maturities of AFS securities	136,434	334,368
Purchase of AFS securities	(249,562)	(50,342)
Purchase of Federal Reserve Bank stock	(576)	—
Purchase of premises and equipment, net	(9,186)	(382)
Proceeds from redemption of Federal Home Loan Bank Stock	5,241	2,711
Proceeds from sale of other real estate owned, net	27,965	9,127
Net cash provided by investing activities attributable to discontinued operations	—	2,077

NET CASH PROVIDED BY INVESTING ACTIVITIES	78,763	723,821

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

(continued)

	Successor Company	Predecessor Company
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
FINANCING ACTIVITIES:
Net decrease in deposits	(301,549)	(104,415)
Net decrease in short term borrowings	(2,469)	(31,347)
Proceeds from long term debt and other borrowings	—	75,000
Repayment of long term debt and other borrowings	(789)	(246,062)
Other, net	(8)	(32)
Net cash provided by financing activities attributable to discontinued operations	—	28,397

NET CASH USED IN FINANCING ACTIVITIES	(304,815)	(278,459)

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(239,763)	487,764
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	495,864	995,522

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$256,101	$1,483,286

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for
Interest	$23,109	$60,089
Income taxes	4,281	—
Non-cash investing activity
Net transfers from loans held for investment to loans held for sale	2,811	53,125
Transfers to other real estate owned	30,224	25,641
Non-cash financing activity
Preferred stock dividends declared not paid	—	5,182

The accompanying notes are an integral part of these financial statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pacific Capital Bancorp is a bank holding company organized under the laws of the state of Delaware.  The Company provides a full range of commercial and consumer banking services to households, professionals, and businesses through its wholly-owned subsidiary Santa Barbara Bank & Trust, National Association.  These banking services include depository, lending and wealth management services.  The Bank’s lending products include commercial and industrial (“commercial”), consumer, commercial and residential real estate loans and Small Business Administration (“SBA”) loans.  Depository services include checking, interest bearing checking (“NOW”), money market demand accounts (“MMDA”), savings, and Certificate of Deposit (“CD”) accounts, as well as safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashier’s checks.  The Bank also offers a wide range of wealth management services through a full service trust operation and two registered investment advisors that are wholly-owned subsidiaries, Morton Capital Management (“MCM”) and R.E. Wacker Associates (“REWA”).

In December 2010, the Company announced plans to begin to consolidate the brand names of First National Bank of Central California, South Valley National Bank, San Benito Bank, and First Bank of San Luis Obispo, to the Santa Barbara Bank & Trust brand name.  The rebranding consolidation has been completed.  SBB&T currently conducts its banking in the counties of Santa Barbara, Ventura, Los Angeles, Monterey, San Luis Obispo, Santa Clara, Santa Cruz, and San Benito.  During the second quarter of 2011, the Company announced a change in the legal name of its wholly-owned nationally chartered banking subsidiary from Pacific Capital Bank, National Association to Santa Barbara Bank & Trust, National Association.

Basis of Presentation

The accompanying Consolidated Financial Statements of Pacific Capital Bancorp are unaudited and, in the opinion of Management, include all adjustments necessary for a fair statement of the Company’s financial position and results of operations for the periods presented.  All inter-company balances and transactions are eliminated in consolidation.

The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010.  The accompanying unaudited Consolidated Financial Statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and conform to practices within the financial services industry.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.  The Consolidated Financial Statements refer to “Management” within the disclosures.  The Company’s definition of Management is the executive management team of the Company and its subsidiaries.

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

As a result of the adjustments required by purchase accounting, the Company’s balance sheets and results of operations from periods through August 31, 2010 are labeled as “Predecessor Company” and may not be comparable to balance sheets and results of operations from periods after the close of business on August 31, 2010 (the “Transaction Date”), which are labeled as “Successor Company.  ” Purchase accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill.  Although the $500 million in cash from the Investor was received on August 31, 2010, the purchase accounting adjustments are reflected in the Consolidated Financial Statements after the close of business on the Transaction Date.  The purchase accounting transactions are reflected within the Successor Company’s Consolidated Financial Statements.  Acquisition accounting requires that the valuation of assets, liabilities, and non-controlling interests be recorded in the acquiree’s records as well.  Accordingly, the Company’s Consolidated Financial Statements and transactional records prior to the Investment Transaction reflect the historical accounting basis of assets and liabilities and are labeled “Predecessor Company,” while such records subsequent to the Investment Transaction are labeled “Successor Company” and reflect the push down basis of accounting for the new fair values in the Company’s Consolidated Financial Statements.  This change in accounting basis is represented in the Consolidated Financial Statements by a vertical black line which appears between the columns entitled “Successor Company” and “Predecessor Company” on the statements and in the relevant notes of the Consolidated Financial Statements.  The black line signifies that the amounts shown for the periods prior to and subsequent to the Investment Transaction may not be comparable.

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

Consolidation of Subsidiaries and Variable Interest Entities

The Company has five wholly-owned subsidiaries: SBB&T, a banking subsidiary, and four unconsolidated subsidiaries used as business trusts in connection with issuance of trust preferred securities as described in Note 17, “Long Term Debt and Other Borrowings” of the 2010 Form 10-K.

SBB&T has three wholly-owned consolidated subsidiaries:

■	MCM and REWA, registered investment advisors that provide investment advisory services to individuals, foundations, retirement plans and select institutional clients, and

■	PCB Service Corporation, utilized as a trustee of deeds of trust in which SBB&T is the beneficiary.

SBB&T also retains ownership in several low income housing tax credit partnerships (“LIHTCP”) that generate tax credits.  These partnerships are not consolidated into these Consolidated Financial Statements.  These investments historically have played a significant role in meeting SBB&T’s Community Reinvestment Act (“CRA”) requirements as well as providing tax credits to reduce the Company’s taxable income.

The Company does not have any other entities that should be considered for consolidation.

Recent Accounting Pronouncements

During the six months ended June 30, 2011, the following accounting pronouncements applicable to the Company were issued or became effective:

In January 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”).  The ASU 2011-01 is temporarily delayed and the effective date has not been finalized.  The ASU 2011-01 disclosures for troubled debt restructurings are delayed until the FASB completes its deliberations on what constitutes a troubled debt restructuring.  In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The ASU clarifies which loan modifications constitute troubled debt restructuring and is intended to assist creditors in determining whether a modification of the terms of a receivable meet the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  The guidance will be effective for the Company on July 1, 2011 and applies retrospectively to restructurings occurring on or after January 1, 2011.  At the same time it adopts ASU 2011-02, the Company will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01.  The adoption of the new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS, which updates Topic 820: Fair Value Measurements.  This update is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively.  Early adoption is not permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which updates Topic 220: Comprehensive Income.  The FASB’s objective in updating this area of the codification is to increase comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  This update requires all non-owner changes in stockholder’s equity to be presented in either a single continuous statement of comprehensive income, or in two separate but consecutive statements.  The provisions of this update are effective for interim and annual periods beginning after December 15, 2011.

Cash Reserve Requirement

All depository institutions are required by law to maintain reserves against their transaction deposits.  The reserves must be held in cash or with the Reserve Bank.  The amount of the reserve may vary each day as banks are permitted to meet this requirement by maintaining the specified amount as an average balance over a two week period.  In addition, the Bank must maintain sufficient balances to cover the checks written by bank customers that are clearing through the Reserve Bank because they have been deposited at other banks.

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

When the estimated fair value of a security is lower than the book value, a security is considered to be impaired.  On a quarterly basis, Management evaluates any securities in a loss position to determine whether the impairment is other-than-temporary.  If there is intent to sell the security or if the Company will be required to sell the security or if the Company will not recover the entire cost basis of the security, the security is other-than-temporarily impaired and impairment is recognized.  The amount of impairment resulting from credit loss is recognized in earnings and impairment related to all other factors is recognized in OCI.

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

The Bank is a member of both the Reserve Bank and the Federal Home Loan Bank (“FHLB”), and as a condition of membership in both organizations, it is required to purchase stock.  In the case of the Reserve Bank, the amount of stock that is required to be held is based on the Bank’s capital.  The required ownership of FHLB stock is based on the borrowing capacity used by the Bank.  These investments are considered equity securities with no actively traded market. Therefore, the shares are considered restricted investment securities and reported in FHLB and other investments in the Consolidated Balance Sheets.  Such investments are carried at cost, which is equal to the value at which they may be redeemed.  The dividend income received from the stock is reported in interest income.

Loans Held for Sale

Periodically, the Company originates or identifies loans it expects to sell prior to maturity.  When loans are originated or identified to be sold, they are recorded as held for sale and reported at the lower of cost or fair value in the Consolidated Balance Sheets.  The loan’s cost basis includes unearned deferred fees and costs, and premiums and discounts.  These loans are generally held between 30 to 90 days from their origination date.  Due to the short period of time loans are held for sale, deferred fees or expenses are not amortized.  If a loan has been reported as held for sale and is then determined that it is unlikely to be sold, the loan is reclassified to loans held for investment at the lower of cost or fair value.  The majority of loans held for sale by the Company are residential real estate loans.  Loans classified as held for sale are disclosed in Note 4, “Loans” of these Consolidated Financial Statements.

Loans Held for Investment

Loans held for investment, except for Purchased Credit Impaired (“PCI”) Loan Pools described below, are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans.

Loans originated and purchased since the Transaction Date are included in “Loans Held for Investment” within these Consolidated Financial Statements and are referred to within these Consolidated Financial Statements as “Loans originated and purchased since the Transaction Date.” At June 30, 2011 and at December 31, 2010, a majority of the loans reported as Loans Held for Investment are PCI Loan Pools.  The accounting for PCI Loan Pools is significantly different from the accounting for loans originated and purchased since the Transaction Date.  The accounting policies for the loans originated since the Transaction Date are covered within this section, while the accounting for PCI Loan Pools is described in the section below called “Accounting for PCI Loan Pools.”

Interest income on all loans originated or purchased since the Transaction Date is accrued daily, except for PCI Loan Pools and loans in a nonaccrual status.  Loan fees collected for the origination of loans less direct loan origination costs (net deferred loan fees) are amortized over the contractual life of the loan through interest income.  If a loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the effective interest method over the contractual life of the loan.  If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight line basis over the contractual life of the loan commitment.  Loan fees received for loan commitments are recognized as interest income over the term of the commitment.  When loans are repaid, any remaining unamortized balances of unearned fees, deferred fees and costs and premiums and discounts paid on purchased loans are accounted for through interest income.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Unfunded Loan Commitments and Letters of Credit

Letters and lines of credit are commitments to extend credit and standby letters of credit to the Company’s customers.  These commitments meet the financing needs of the Company’s customers in the normal course of business and are commitments with “off-balance sheet” risk since the Company has committed to issuing funds to or on behalf of customers, but there is no current loan outstanding.  Included in unfunded loan commitments are secured and unsecured lines of credit.

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

The Company has exposure to losses from unfunded loan commitments and letters of credit.  Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding.  Losses related to these commitments are not included in the allowance for loan and lease losses reported in Note 6, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements.  Instead, they are accounted for as a separate loss contingency or reserve within other liabilities on the Company’s Consolidated Balance Sheets.  The reserve for unfunded commitments is an estimate of losses inherent in loan commitments which have not funded.  The determination of the reserve for unfunded commitments applies the same historical loss rates and qualitative factors to the unfunded commitments using the same credit risk characteristics in calculating the allowance for loan and lease losses and then applies estimates regarding usage of the unfunded commitments.

Prior to the funding of a loan, the Company may provide an interest rate lock commitment for mortgage loans that will be originated with the intent to sell.  The Company may also enter into mandatory delivery contracts, which are loan sale agreements in which the Company has committed to deliver a certain principal amount of mortgage loans to a third party investor at a specified price on or before a specified date.  These interest rate lock commitments and mandatory delivery contracts qualify as derivatives under GAAP.  The fair value of the interest rate lock commitments is based on the change in interest rates between the date the interest rate lock commitment is executed and the date the loan is funded.  The fair value of the mandatory delivery contracts is calculated by comparing the price on the contract accepted date to the price on the actual sale date.  The fair value of these derivatives is reported as other assets or other liabilities and changes in the fair values are reflected through noninterest income in the Company’s Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounting for PCI Loan Pools

Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments, are accounted for using the guidance for PCI Loan Pools, which is contained in the ASC 310-30, Receivables, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).  In addition, the American Institute of Certified Public Accountants (“AICPA”) reached an understanding with the SEC that permits an acquirer to elect to account for acquired loans that are not impaired by means of expected cash flows rather than contractual cash flows.  This understanding is documented in a letter from the AICPA to the SEC dated December 18, 2009.  The Company has elected an accounting policy to apply expected cash flows accounting guidance to all loans subject to the business combination and push-down accounting requirements for loan portfolios acquired in a business combination and will herein be referred to as “PCI Term Pools.”

Some loans that otherwise meet the definition of credit impaired, such as revolving lines of credit, are specifically excluded from the scope of the accounting guidance in ASC 310-30 and are accounted for using ASC 310-20, Receivables, Nonrefundable Fees and Other Costs (“ASC 310-20”).  However, Management considers these revolving lines of credit to also be credit impaired and has pooled these revolving lines of credit purchased through the Investment Transaction and herein will refer to these loans as “PCI Revolving Pools.”

PCI Term Pools are initially recorded at fair value, and any related allowance for loan and lease losses from before the acquisition cannot be carried over.  Fair value is determined by estimating the principal and interest cash flows expected to be collected after discounting at the prevailing market rate of interest.  The difference between contractual cash flows and expected cash flows, on an undiscounted basis, represents the nonaccretable difference.  The difference between undiscounted expected cash flows and discounted expected cash flows represents the accretable yield.  The Company’s estimated expected cash flows on PCI Loan Pools take into consideration estimated prepayments based on the characteristics of the loans contained in each loan pool and expected charge-offs and recoveries of the PCI Loan Pools.  The accretable yield is recognized in interest income over the remaining life of the pool of loans using the effective yield method or cost recovery method if cash flows are not estimable.

Management has elected to have PCI Loan Pools aggregated into several pools based on common risk characteristics as allowed under ASC 310-30.  Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.  Both the accretion of interest income and the comparison of actual cash flows to expected cash flows are completed at the pool level rather than by individual loans.  The Company has aggregated all of the loans acquired at the Transaction Date into the pools.  Loans may not be removed from a pool, added to a pool, or moved from one pool to another.  All activity such as payments, charge-offs, recoveries, and prepayments received are applied to the loan pool in which the loan was placed at the Transaction Date.  Payments which are in excess of expectations in one pool may not be applied to other pools to avoid the recognition of impairment for deficient payments within another pool.  Only the disposal of a loan, which may include sales of loans to third parties, payoff or prepayment by the borrower, foreclosure of the collateral, or charge-off will result in the removal of a loan from a loan pool.  When a loan is removed from a pool, it is removed at its carrying amount.

The Company periodically compares actual cash flows to expected cash flows for PCI Term Pools to determine whether such cash flows are substantially the same as was expected at the time the loans expected cash flows were last estimated.  Differences in actual cash flows from that previously expected may result in a revision to the Company’s estimate for expected cash flows.  If upon reevaluation of expected cash flows the Company determines they will be less than previously estimated, an allowance for loan losses is established through a charge to the provision for loan losses and an impairment is recorded.  If reevaluation of expected cash flows indicates there is a significant and probable increase over that previously expected, the Company would decrease any previously established allowance, and then record an increase to interest income through the adjustment of the discount rate used to calculate the accretable yield.

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

PCI Revolving Pools

As mentioned above, acquired loans which are revolving are excluded from ASC 310-30.  The accounting for purchase discounts on pooled revolving lines of credit is required in accordance with ASC 310-20.  Individual revolving lines of credit that had been originated prior to the Investment Transaction were placed in pools with similar risk characteristics.  PCI Revolving Pools were recorded at fair value at the Transaction Date, similar to PCI Term Pools, based on expected cash flows, which included estimated losses inherent in the pool at the Transaction Date.  A new carrying amount is established for PCI Revolving Pools based on its fair value, which represents its net realizable value.  The difference between the former carrying value and the net realizable value is the purchase discount.

Because of the uncertainty in the underlying cash flows associated with the PCI Revolving Pools at the Transaction Date, Management has determined that the purchase discount should not be accreted until it is significantly probable that the net realizable value exceeds the net carrying amount.  Therefore, the Company has only recorded interest income on these pools at the contractual rate to the extent considered collectible.  Management periodically reassesses the net realizable value of each PCI Revolving Pool and records interest income relating to the purchase discount in accordance with ASC 310-20.  Such amounts are recognized in income on a straight line basis over the period the revolving line of credit is active, assuming that borrowings are outstanding for the maximum term provided in the loan contract.  In the event that credit losses are higher than expectations, the Company records an allowance to the extent that the carrying value exceeds the amounts expected to be collected.

Unlike PCI Term Pools, accounting guidance requires that disclosures be made on the underlying loans in PCI Revolving Pools even though such loans were written down to fair value on the Transaction Date.  As a result, the underlying loans in PCI Revolving Pools are reported as contractually delinquent, nonaccrual, impaired, or TDRs to the extent applicable.

Allowance for Loan and Lease Losses

Credit risk is inherent in the business of extending loans and leases to borrowers.  Normally, this credit risk is addressed through a valuation allowance termed Allowance for Loan and Lease Losses (“ALLL”).  The ALLL represents a creditor’s estimate of loan losses inherent within the loan portfolio at each balance sheet date.  Netted against the outstanding loan balance, this allowance reduces the carrying amount to the creditor’s estimate of what will be collected from borrowers.  The ALLL is established through charges to current period earnings by recording a provision for loan losses.  When losses become specifically identifiable and quantifiable, the carrying amount is reduced through recording a charge-off against the ALLL.  Should payments be received on charged-off loans, the payment is credited to the allowance as a recovery.

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

The change in a borrower’s credit risk rating is not limited to the listing above.  Quarterly, the Company’s credit administration department obtains a credit score refreshment report which assesses consumer loan borrower’s credit scores to identify borrowers which could have a deterioration of credit score which would trigger a credit risk rating change for a borrower.

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

For PCI Loan Pools, which represent 91.6% of the carrying value of the Company’s loans held for investment at June 30, 2011, there is no ALLL unless further deterioration of credit quality has occurred since the Transaction Date.  These loans were recorded at fair value as of the Transaction Date based on the acquirer’s estimate of collections to be received.  In addition, each quarter, Management must make a determination whether the estimate of expected cash flows from these loans needs to be revised.  This determination is based on actual cash flows received and any information available about the borrowers and their financial condition that would lead Management to conclude that expected cash flows will be substantially different from what was estimated at the end of the last accounting period.  Of the factors noted above for PCI Loan Pools, those that relate specifically to the borrower, to the economy, and to credit deterioration seen for similar borrowers or similar businesses or industries will be most relevant.

As is indicated in the section above for PCI Loan Pools, the Company has aggregated all of these loans into pools with similar risk characteristics that have become the individual units of accounting.  The estimates of expected cash flows are therefore calculated at the pool level.  An unfavorable change in the estimate of expected cash flows requires that the Company recognize the impairment by establishing an ALLL on a pool by pool basis.  A favorable change in the estimate of expected cash flows – where it is significantly probable that the net realizable value exceeds the net carrying amount – would result in reversing any allowance previously established because of an unfavorable change, but no negative provision is recorded if the favorable change exceeds any previously recorded allowance.  Instead, the excess expected cash flows are accreted into income over the remaining estimated terms of the loans in the pool.

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

Qualitative factors are used to adjust historical loss rates based on the Company’s estimate of the losses inherent in the outstanding loan portfolio that are not fully captured by the quantitative factors alone.  Qualitative factors taken into consideration in calculations of the ALLL include: concentrations of types of loans, loan growth, control environment, delinquency and classified loan trends, Management and staffing experience and turnover, economic conditions, results of independent loan review, underlying collateral values, competition, regulatory, legal issues, structured finance and syndicated national credits, and other factors.  These qualitative factors are applied as adjustments to the historical loss rates when Management believes they are necessary to better reflect current conditions.

Nonaccrual Loans, Impaired Loans, and Restructures of Troubled Debt

As discussed above in the PCI Loan Pools section, the accounting for pooled credit impaired loans has implications for classification and reporting disclosures of loans classified as nonaccrual, impaired, or TDRs.  Because the Company’s loans were written down to fair value and pooled as of the Transaction Date, the carrying amount of the loans in the Company’s Consolidated Financial Statements is based upon amounts estimated to be collected.  Term Pools are not classified as nonaccrual, impaired or TDRs even though some of the underlying loans may be contractually past due or nonperforming unlike the underlying loans in the PCI Revolving Pools which are required to be accounted for as delinquent, nonaccrual, impaired, or TDR.  Quarterly, the individual pools are assessed for the overall collectability of the expected cash flows on a pool by pool basis.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  However, there are some loans that are termed impaired because of doubt regarding collectability of interest and principal according to the contractual terms, but are both fully secured by collateral and are current in their interest and principal payments.  These impaired loans may be placed back on accrual.  Once a loan is identified as impaired, the amount of any impairment is determined based on the extent to which the Company’s recorded investment in the loan exceeds the loan’s estimated fair value.  The Company determines an impaired loan’s fair value based on either the present value of the expected future cash flows, discounted at the loan’s effective interest rate, or the fair value of the collateral securing the loan.  When using the fair value of the collateral securing an impaired as the basis for measuring impairment, the Company takes into consideration estimated costs to sell the collateral when determining it’s fair value.  A valuation allowance is established for an impaired loan through a charge to earnings when the fair value of the loan is less than the Company’s recorded investment in the loan.  For additional information in obtaining the fair value of a loan, refer to Note 2, “Fair Value of Financial Instruments,” on page 30 of these Consolidated Financial Statements.

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

Additional information regarding loans classified nonaccrual, impaired, and TDRs is disclosed in Note 6, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements

Premises and Equipment

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

Some of the Company’s leases have cost-of-living adjustments based on the consumer price index.  Some of the leases have fixed increases provided for in the terms or increases based on the index but have a minimum increase irrespective of the change in index.  In these cases, the total fixed or minimum lease expense is recognized on a straight line basis over the term of the lease.  As part of the purchase accounting due to the Investment Transaction, the Company evaluated all of its leases.  A liability was recorded as of the Transaction Date because the contractual lease payments were above the current market rates for several leased properties in aggregate.  The contractual obligations for leases are disclosed in Note 9, “Premises and Equipment” of the 2010 Form 10-K’s Consolidated Financial Statements.

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

All of the goodwill recognized in the Company’s Consolidated Financial Statements as of June 30, 2011 is the result of the purchase accounting for the Investment Transaction.  Additional information regarding goodwill and the computation of goodwill is disclosed in Note 2, “Business Combination—Investment Transaction” and Note 10, “Goodwill and Intangible Assets” of the 2010 Form 10-K’s Consolidated Financial Statements.

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) involves the purchase of life insurance by the Company on a chosen group of employees.  The Company is the owner and is a joint or sole beneficiary of the policies.  This life insurance investment is carried as an asset at the cash surrender value of the underlying policies.  In cases where the Company is a joint beneficiary of the policies, the Company has recorded a liability for the portion of the cash surrender value owned by the other party.  Income from the increase in cash surrender value of the policies is reflected in noninterest income.  The cash surrender value approximates fair value.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Taxes

The Company uses the asset and liability method, which recognizes a liability or asset representing the tax effects of future deductible or taxable amounts attributable to events that have been recognized in these Consolidated Financial Statements.  Due to tax regulations, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes.  These items represent “temporary differences.”  The Company is required to provide in its financial statements for the eventual liability or deduction in its tax return for these temporary differences until the item of income or expense has been recognized for both financial reporting and for taxes.  The provision is recorded in the form of deferred tax expense or benefit as the temporary differences arise, with the accumulated amount recognized as a deferred tax liability or asset.  Deferred tax assets represent future deductions in the Company’s income tax return, while deferred tax liabilities represent future payments to tax authorities.  When realization of the benefit of a deferred tax asset is uncertain, the Company is required to recognize a valuation allowance so as not to overstate the realizability.  The valuation allowance recorded by the Company in 2009 and maintained throughout 2010 due to a lack of assurance of future taxable income against which to apply the benefit is discussed in Note 9, “Deferred Tax Assets and Tax Provision” of these Consolidated Financial Statements and in Note 13, “Deferred Tax Assets and Tax Provision” of the 2010 Form 10-K’s Consolidated Financial Statements.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Segments

GAAP requires that the Company disclose certain information related to the performance of various segments of its business.  Segments are defined based on how the chief operating decision maker of the Company views the Company’s operations.  Management has determined that the Company has two reportable operating segments: (1) Commercial & Community Banking and (2) Wealth Management.  The All Other segment is not considered an operating segment, but includes all corporate administrative support departments such as human resources, legal, finance and accounting, treasury, information technology, internal audit, risk management, facilities management, marketing, and the holding company.  In the first quarter of 2010, the RAL and RT Programs were sold and were reported as discontinued operations.  Up until the sale of the RAL and RT Programs, they were a separate operating segment but, due to the sale, this segment was removed from this disclosure.  The factors used in determining these reportable segments are explained in Note 27, “Segments” of the 2010 Form 10-K.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2.        FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Investment Securities

Investment securities are recorded at fair value on a recurring basis.  Where quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the valuation hierarchy. The Company’s securities are quoted using observable market information for similar assets which requires the Company to report and use Level 2 pricing for them.  When observable market information is not available for securities or there is limited activity or less transparency around inputs, such securities would be classified within Level 3 of the valuation hierarchy.  The Company does not have any securities within the Level 1 or Level 3 hierarchy.

Derivatives

The Company’s swap derivatives are not listed on an exchange and are instead executed over the counter (“OTC”).  Because there are no quoted market prices for such instruments, the Company values these OTC derivatives primarily based on the broker pricing indications, which involve proprietary models based upon financial principles and assumptions regarding past, present, and future market conditions.  As a result, the swap values are classified within Level 3 of the fair value hierarchy.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2.         FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

As discussed in Note 1, “Summary of Significant Accounting Policies,” of these Consolidated Financial Statements, prior to the funding of a mortgage loan, the Company may provide an interest rate lock commitment and mandatory delivery contracts for mortgage loans originated for sale that qualify as derivatives under GAAP.  The value of the interest rate lock commitments is based on the change in interest rates between the date the interest rate lock commitment is executed and the date the loan is funded.  The interest rates used to fair value these derivatives are of similar assets in observable markets.  The value of the mandatory delivery contract is calculated by comparing the price on the contract accepted date to the price on the actual sale date on similar assets that are currently being sold.  As a result, these derivatives are classified within Level 2 of the fair value hierarchy.

Foreclosed Collateral

Foreclosed collateral is carried at the lower of its carrying value or fair value less estimated cost to sell. Fair value is determined by the lower of suggested market prices obtained from independent certified appraisers, the current listing price, or the net present value of expected cash flows of the asset received. When the fair value of the collateral is based on a current appraised value or the appraised value, the Company reports the fair value of the foreclosed collateral as nonrecurring Level 2. When a net present value technique using the cash flows of the asset received is used, the asset is classified within the Level 3 of the fair value hierarchy.

Low Income Housing Tax Credit Partnerships

At June 30, 2011, and December 31, 2010, the Company had investments in LIHTCP’s with a carrying value of $35.4 million and $37.8 million, respectively.  Because the Company is profitable, it is not required to fair value the LIHTCP’s on a quarterly basis.  Therefore, Management evaluates the recoverability of these investments by obtaining fair value indications through LIHTCP asset managers at a minimum on an annual basis.  The fair value of the LIHTCP’s was assessed for impairment at June 30, 2011 and no impairment was recognized as the fair value was higher than the current carrying value.  The Company classifies the valuation of these investments in LIHTCP as a nonrecurring Level 2 in the fair value hierarchy.

Loans Held for Sale

Loans held for sale are carried at the lower of carrying value or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics or based on the agreed upon sale price.  As such, the Company classifies the fair value of loans held for sale as a nonrecurring valuation within Level 2 of the fair value hierarchy.  At June 30, 2011, and December 31, 2010, the Company had loans held for sale with an aggregate carrying value of $1.6 million and $16.5 million, respectively.

Mortgage and Other Loan Servicing Rights

Servicing rights are carried at the lower of aggregate cost or estimated fair value.  Servicing rights are subject to quarterly impairment testing.  When the fair value of the servicing rights is lower than their carrying value, an impairment is recorded by establishing or increasing the amount of a valuation allowance so that the net carrying amount is equal to the fair value.  The Company uses independent third parties to value the servicing rights.  At the Transaction Date, the Company wrote the servicing rights asset down to its fair value, eliminating the valuation allowance and establishing a new “cost” basis.  The valuation model takes into consideration discounted cash flows using current interest rates and prepayment speeds for each type of the underlying asset being serviced.  At December 31, 2010, the Company recognized a valuation adjustment of $10,000.  There was no valuation adjustment required at June 30, 2011.  The Company classifies these servicing rights as nonrecurring Level 3 in the valuation hierarchy.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2.        FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2011, and December 31, 2010, are summarized in the following tables:

		Recurring Fair Value Measurements at Reporting
	Successor Company	Quoted prices in active markets for	Active markets for
	As of June 30, 2011	identical assets (Level 1)	similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Available for Sale:
U.S. Agency obligations	$206,534	$—	$206,534	$—
Collateralized mortgage obligations	761,749	—	761,749	—
Mortgage backed securities	231,519	—	231,519	—
State and municipal securities	201,314	—	201,314	—

Total available for sale securities	1,401,116	—	1,401,116	—
Fair value swap asset	9,712	—	—	9,712
Fair value of derivative loan contracts	16	—	16	—

Total assets at fair value	$1,410,844	$—	$1,401,132	$9,712

Liabilities:
Fair value swap liability	$9,843	$—	$—	$9,843
Fair value of derivative loan contracts	20	—	20	—

Total liabilities at fair value	$9,863	$—	$20	$9,843

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

The following table provides a reconciliation of the beginning and ending balances for the net derivative liabilities that are measured at fair value using significant unobservable inputs (Level 3):

	Successor Company
(dollars in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance, beginning of period	$221	$548
Total net gains included in net income	90	417

Balance, end of period	$131	$131

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

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2011, and December 31, 2010, are summarized in the table below:

		Nonrecurring Fair Value Measurements at Reporting
	Successor Company As of June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)

Foreclosed collateral	$46,881	$—	$46,526	$355
Investments in LIHTCP	36,144	—	36,144	—
Loans held for sale	1,611	—	1,611	—
Servicing rights	4,211	—	—	4,211

Total assets at fair value	$88,847	$—	$84,281	$4,566

		Nonrecurring Fair Value Measurements at Reporting
	Successor Company As of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)

Foreclosed collateral	$40,767	$—	$40,767	$—
Investments in LIHTCP	40,892	—	40,892	—
Loans held for sale	16,787	—	16,787	—
Servicing rights	4,269	—	—	4,269

Total assets at fair value	$102,715	$—	$98,446	$4,269

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2011, and December 31, 2010. There were no transfers in or out of the Company’s Level 3 financial assets during the periods presented within this note of these Consolidated Financial Statements by reason of a change in the methodology for establishing the fair value.

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

	Successor Company
	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Assets:
Cash and due from banks	$40,820	$40,820	$45,820	$45,820
Interest bearing demand deposits in other financial institutions	215,281	215,281	450,044	450,044
Loans held for investment, net	3,686,174	3,702,228	3,760,997	3,723,796

Liabilities:
Deposits	4,602,502	4,617,109	4,908,288	4,921,551
Securities sold under agreements to repurchase	317,560	324,816	319,737	318,354
Other borrowings	121,465	122,082	121,014	120,184

A summary of the valuation methodology used to disclose the fair value of the financial instruments in the table above is as follows:

Cash and Due from Banks and Interest Bearing Demand Deposits in Other Financial Institutions

The carrying values of cash and interest bearing demand deposits in other financial institutions are the fair value.

Loans Held for Investment, net

The carrying value of the loans held for investment at June 30, 2011, and December 31, 2010, was significantly impacted by the write down to fair value at the Transaction Date due to the application of purchase accounting related to the Investment Transaction.  At the Transaction Date the loans purchased were at fair value based on the contractual cash flows expected to be collected.  The fair value presented above is calculated based on the present value of expected principal and interest cash flows.  The carrying value of the loans originated subsequent to the Investment Transaction is net of the ALLL which represents Management’s evaluation of expected credit losses inherent in those loan portfolios.  These methods are based on the entrance price concept versus the exit price concept described in ASC 820, Fair Value Measurements.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2.         FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Deposits

The fair value of demand deposits, money market accounts, and savings accounts is the amount payable on demand at June 30, 2011, and December 31, 2010.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the interest and principal payments using the rates currently offered for deposits of similar remaining maturities.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3.        INVESTMENT SECURITIES

A summary of investment securities held by the Company at June 30, 2011, and December 31, 2010, is as follows:

	Successor Company
	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. agency obligations (1)	$205,820	$714	$—	$206,534
Mortgage backed securities (2)	231,132	1,927	(1,540)	231,519
Collateralized mortgage obligations (3)	762,853	3,713	(4,817)	761,749
State and municipal securities	210,415	60	(9,161)	201,314

Total securities	$1,410,220	$6,414	$(15,518)	$1,401,116

	Successor Company
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S. agency obligations (1)	$268,383	$174	$(114)	$268,443
Mortgage backed securities (2)	200,918	140	(3,146)	197,912
Collateralized mortgage obligations (3)	619,621	288	(11,484)	608,425
Asset backed securities	1,754	—	—	1,754
State and municipal securities	220,528	14	(18,976)	201,566

Total securities	$1,311,204	$616	$(33,720)	$1,278,100

(1)

U.S. Agency obligations are general obligations that are not backed by the full faith and credit of the United States government and consist of Government Sponsored Enterprises issued by the Federal Farm Credit, Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Bank and Tennessee Valley Authority.

(2)

Mortgage backed securities (“MBS’ ”) are securitized mortgage loans that are not backed by the full faith and credit of the United States government and consist of Government Sponsored Enterprises which guarantee the collection of principal and interest payments.   The securities primarily consist of securities issued by FHLMC and FNMA.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3.        INVESTMENT SECURITIES - CONTINUED

Available for Sale Securities

At June 30, 2011, and December 31, 2010, the Company held $1.40 billion and $1.28 billion, respectively, of securities in its AFS portfolio.  Unrealized gains or losses relating to AFS securities are accounted for by adjusting the carrying amount of the securities.  An offsetting entry after the adjustment for taxes at the Company’s corporate effective tax rate of 42.05% is recognized in OCI.

Fair values are obtained from independent sources based on current market prices for the specific security held by the Company or for a security with similar characteristics.  If a security is in an unrealized loss position,  Management is required to determine whether or not the security is temporarily or permanently impaired.

The following table discloses all AFS securities that are in an unrealized loss position and temporarily impaired as of June 30, 2011, and December 31, 2010.

	Successor Company
	June 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Municipal bonds	$173,942	$(9,161)	$—	$—	$173,942	$(9,161)
Mortgage backed securities	101,924	(1,540)	—	—	101,924	(1,540)
Asset backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	350,270	(4,817)	—	—	350,270	(4,817)

Total	$626,136	$(15,518)	$—	$—	$626,136	$(15,518)

	Successor Company
	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
U.S. Agencies	$115,909	$(114)	$—	$—	$115,909	$(114)
Municipal bonds	197,916	(18,976)	—	—	197,916	(18,976)
Mortgage backed securities	160,966	(3,146)	—	—	160,966	(3,146)
Collateralized mortgage obligations	572,986	(11,484)	—	—	572,986	(11,484)

Total	$1,047,777	$(33,720)	$—	$—	$1,047,777	$(33,720)

As of June 30, 2011, and December 31, 2010, 389 and 526 AFS securities were in an unrealized loss position.  The $15.5 million and $33.7 million of unrealized losses for the AFS portfolio as of June 30, 2011, and December 31, 2010, respectively, are a result of changes in market interest rates.  The fair value is based on current market prices obtained from independent sources for each security held. The issuers of these securities have not to the Company’s knowledge, established any cause for default on these securities and the most recent ratings on all securities have an investment grade rating, except for one security.  At June 30, 2011, Management does not intend to sell any of the securities in a loss position nor are there any conditions present at June 30, 2011, that would require Management to sell them. As such,  Management does not believe that there are any securities that are other-than-temporarily impaired as of June 30, 2011.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3.        INVESTMENT SECURITIES - CONTINUED

Contractual Maturities for Securities Portfolio

The amortized cost and estimated fair value of debt securities at June 30, 2011, and December 31, 2010, by contractual maturity, are shown in the table below.

	Successor Company
	June 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Available for sale securities:
In one year or less	$72,937	$72,955	$101,430	$100,821
After one year through five years	881,999	882,322	785,739	775,438
After five years through ten years	246,773	244,211	258,091	252,180
After ten years	208,511	201,628	165,944	149,661

Total securities	$1,410,220	$1,401,116	$1,311,204	$1,278,100

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay investment securities with or without call or prepayment penalties.  The calculation of the amortization and accretion of premiums and discounts on investment securities takes into consideration estimated prepayments and the right to call certain investment securities.  With interest rates on a number of the Company’s securities having coupon rates higher than the current market rates, Management expects that issuers that have the right to call the securities will exercise these rights and pay the investment securities off earlier than the contractual term.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3.        INVESTMENT SECURITIES - CONTINUED

Interest Income

The following table summarizes interest income from investment securities for the three and six months ended June 30, 2011 and 2010:

	Successor Company		Predecessor Company
(dollars in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Trading: Taxable
Mortgage backed securities	$—	$—	$60	$124

Total interest income for Trading securities	—	—	60	124
AFS securities:
Taxable:
U.S. Treasury securities	—	—	82	164
U.S. Agencies	403	818	1,907	4,584
Asset backed securities	12	73	34	69
CMO’s and MBS	4,433	7,893	2,187	4,719
Nontaxable:
State and municipal securities	2,164	4,324	2,858	5,858

Total interest income for AFS securities	7,012	13,108	7,068	15,394

Total securities	$7,012	$13,108	$7,128	$15,518

Pledged Securities

Securities with a carrying value of approximately $661.0 million and $671.2 million at June 30, 2011, and December 31, 2010, respectively, were pledged to secure public funds, trust deposits, repurchase agreements and other borrowings as required or permitted by law.

Investment in FHLB and Reserve Bank Stock

The Company’s investment in stock of the FHLB was $59.6 million and $64.8 million at June 30, 2011, and December 31, 2010, respectively.  The Company’s investment in stock of the Reserve Bank was $18.8 and $18.2 million at June 30, 2011, and December 31, 2010, respectively.  The investment of FHLB and Reserve Bank stock is included in FHLB stock and other investments of the Company’s Consolidated Balance Sheets.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.        LOANS

Loans held for sale

As of June 30, 2011, and December 31, 2010, the Company had $1.6 million and $16.5 million, respectively, of loans held for sale. All of the loans held for sale are residential real estate mortgages.

Loans held for investment

The composition of the Company’s loans held for investment portfolio at carrying value is as follows:

	Successor Company
	June 30, 2011	December 31, 2010
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$899,697	$897,478
Multifamily	299,805	254,511
Commercial	1,690,293	1,745,589
Construction	218,837	234,837
Revolving - 1 to 4 family	273,837	280,753
Commercial loans	234,322	266,702
Consumer loans	59,030	60,713
Other loans	13,930	19,246

Total loans	$3,689,751	$3,759,829

The table above includes PCI Term Pools and PCI Revolving Pools, which were written down to fair value at the Transaction Date.  The loan balances above are net of deferred loan origination fees, commitment, extension fees and origination costs of $728,000 and $4.0 million at June 30, 2011, and December 31, 2010, respectively.

Of the loans held for investment, a summary of the carrying balance of loans originated and purchased since the Transaction Date is as follows:

	Successor Company
	June 30, 2011	December 31, 2010
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$102,591	$7,652
Multifamily	91,822	—
Commercial	92,084	—
Construction	882	—
Revolving - 1 to 4 family	3,280	1,237
Commercial loans	8,705	2,553
Consumer loans	10,421	1,155
Other loans	1,035	2,119

Total	$310,820	$14,716

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.        LOANS - CONTINUED

Loan Purchases

	Successor Company
	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$25,968	$—
Multifamily	—	97,791
Commercial	—	90,559
Purchase premium / (discount)	519	(9,417)

Total loans	$26,487	$178,933

In June 2011, the Company purchased $26.0 million of residential – 1 to 4 family loans. The loans were purchased at a premium which will be amortized into interest income over the remaining lives of the loans using the level yield method.  The loans purchased are performing, and not considered credit impaired.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.        LOANS - CONTINUED

Loan Sales

A summary of the loan sale activities by loan portfolio, excluding SBA loans, is below.

	Successor Company		Predecessor Company
(dollars in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Loans sold:
Residential real estate loans	$12,161	$41,793	$26,262	$76,792
Commercial loans	—	—	2,917	16,522
Commercial real estate and construction loans	—	2,500	—	1,840

Total loans sold	$12,161	$44,293	$29,179	$95,154

Net gain/(loss) on loans sold:
Net gain on residential real estate loans sold	$175	$605	$304	$819
Net (loss)/gain on commercial loans sold	—	—	(3)	3,520
Net gain on commercial real estate and construction loans sold	—	—	—	131

Total net gain on loans sold	$175	$605	$301	$4,470

Loans sold with servicing released:
Residential real estate loans	$4,165	$26,491	$22,115	$60,485
Commercial loans	—	—	2,917	16,522
Commercial real estate and construction loans	—	2,500	—	1,840

Total loans sold with servicing released	$4,165	$28,991	$25,032	$78,847

Loans sold with servicing retained:
Residential real estate loans	$7,996	$15,302	$4,147	$16,307

Total loans sold with servicing retained	$7,996	$15,302	$4,147	$16,307

Servicing rights recorded on loans sold:	$87	$167	$49	$178
Residential real estate loans sold:
Loans sold that were originated for sale	$12,161	$41,482	$25,553	$61,884
Loans sold from held for investment portfolio	$—	$311	$709	$14,908

SBA Loan Sales

Successor Company

There were no SBA loan sales during the three and six months ended June 30, 2011.

Predecessor Company

During the three and six months ended June 30, 2010, the Company sold $1.6 million and $4.3 million of SBA loans, respectively.  Gains recognized from the sale of SBA loans for the three and six months ended June 30, 2010, were $26,000 and $214,000, respectively.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.        LOANS - CONTINUED

Due to the new accounting standard adopted for the transfer of financial assets on January 1, 2010, the sale of these loans were not recognized until 90 days after the date of sale.  The loans sold were reported in loans held for sale with an offsetting liability reported as a secured borrowing.  The majority of the gains on the sale of the SBA loans were not recognized until 90 days after the date of the sale.  SBA loans have a government-guaranteed portion, and it is this portion that the Company sells into the secondary market, on a servicing retained basis.  If the transfer of the guaranteed portion of an SBA loan results in a premium, the “seller” is obligated by the SBA to refund the premium to the “purchaser” if the loan is repaid within 90 days of the transfer.  Due to these conditions, the Company was precluded from recognizing this gain until 90 days after the sale.

Pledged Loans

At June 30, 2011, loans with principal balances totaling $38.8 million were pledged to FHLB as collateral for the Bank’s letters of credit.  These amounts pledged do not represent the amount of outstanding borrowings that are required to be supported by collateral.  The Bank maintains an excess of collateral at these institutions so that it may borrow without having to first transfer collateral to them.

Unfunded Loan Commitments and Letters of Credit

As of June 30, 2011, and December 31, 2010, the contractual commitments for unfunded commitments and letters of credit are as follows:

	Successor Company
	June 30, 2011
	Total	Less than one year	One to three years	Three to five years	More than five years
	(dollars in thousands)
Unfunded Commitments	$533,810	$176,831	$46,683	$83,215	$227,081
Standby letters of credit and financial guarantees	66,078	34,138	19,339	2,513	10,088

Total	$599,888	$210,969	$66,022	$85,728	$237,169

	Successor Company
	December 31, 2010
	Total	Less than one year	One to three years	Three to five years	More than five years
	(dollars in thousands)
Unfunded Commitments	$533,237	$149,067	$47,451	$85,723	$250,996
Standby letters of credit and financial guarantees	70,809	20,102	26,224	14,382	10,101

Total	$604,046	$169,169	$73,675	$100,105	$261,097

Included in unfunded loan commitments are secured and unsecured lines of credit and loans.  Letters and lines of credit are commitments to extend credit and standby letters of credit for the Company’s customers.  These commitments meet the financing needs of the Company’s customers in the normal course of business and are commitments with “off-balance sheet” risk since the Company has committed to issuing funds to or on behalf of customers, but there is no current loan outstanding.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.        LOANS - CONTINUED

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements.  At June 30, 2011, the maximum undiscounted future payments that the Company could be required to make were $66.1 million.  Approximately 51.7% of these arrangements mature within one year.  The Company generally has recourse to recover from the customer any amounts paid under these guarantees.  Most of the guarantees are fully collateralized by the same types of assets used as loan collateral, however several are unsecured.

The reserve for the unfunded loan commitments and letters of credit was $63,000 at June 30, 2011.  The reserve for off-balance sheet commitments is attributable to the unfunded loan commitments made since the Transaction Date.  All unfunded commitments at the Transaction Date were fair valued as part of the purchase accounting adjustments.  The reserve for off-balance sheet commitments has been reviewed and no additional reserve for the loan commitments is required.  See Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements for more information on the accounting for unfunded loan commitments and letters of credit.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 5.        PURCHASED CREDIT IMPAIRED POOLS - CONTINUED

The following table summarizes all of the loans purchased on the Transaction Date.

	Successor Company
	PCI Term Pools	PCI Revolving Pools	Total
	(dollars in thousands)
Contractually required payments including interest	$6,039,204	$978,874	$7,018,078
Difference related to credit	(1,781,386)	(289,679)	(2,071,065)

Cash flows expected to be collected	4,257,818	689,195	4,947,013
Difference related to interest	(851,397)	(75,526)	(926,923)

Fair value	$3,406,421	$613,669	$4,020,090

On the Transaction Date, the Company acquired PCI Term Pools as disclosed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements.  The contractual principal and interest payments by loan type at the Transaction Date for the PCI Term Pools are as follows:

Successor Company
September 1, 2010
(dollars in thousands)
Contractually required payments receivable of PCI Term Pools purchased during the year:
Commercial	$4,425,989
Consumer	1,613,215

$6,039,204

Cash flows expected to be collected for PCI Term Pools at acquisition:	$4,257,818
Fair value of PCI Term Pools at acquisition:	$3,406,421

The following table summarizes the accretable yield or income expected to be collected for PCI Term Pools purchased for the three and six months ended June 30, 2011:

	Successor Company
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(dollars in thousands)
Balance at beginning of period	$737,614	$785,001
Accretable yield for new loans purchased	—	—
Accretion of income	(52,749)	(104,366)
Reclassifications from nonaccretable difference	1,806	6,036
Disposals	—	—

Balance at end of period	$686,671	$686,671

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 5.         PURCHASED CREDIT IMPAIRED POOLS - CONTINUED

The following table summarizes the balance of PCI Term Pools:

	Successor Company
	June 30, 2011	December 31, 2010
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$726,476	$814,770
Multifamily	205,454	252,379
Commercial	1,575,315	1,718,029
Construction	207,999	227,424
Revolving - 1 to 4 family	5,664	5,451
Commercial loans	89,080	115,799
Consumer loans	27,440	34,491
Other loans	7,476	9,458

Total PCI Term Pools - carrying balance	$2,844,904	$3,177,801

Total PCI Term Pools - unpaid principal balance	$3,124,104	$3,494,683

The following table summarizes the balance of the PCI Revolving Pools:

	Successor Company
	June 30, 2011	December 31, 2010
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$70,630	$75,056
Multifamily	2,529	2,132
Commercial	22,894	27,560
Construction	9,956	7,413
Revolving - 1 to 4 family	264,893	274,065
Commercial loans	136,537	148,350
Consumer loans	21,169	25,067
Other loans	5,419	7,669

Total PCI Revolving Pools - carrying balance	$534,027	$567,312

Total PCI Revolving Pools - unpaid principal balance	$624,045	$668,988

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.         ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table summarizes the allowance for loan and lease losses.

	Successor Company
	Three Months Ended June 30, 2011
	Beginning Balance at March 31, 2011	Charge-offs	Recoveries	Provision for loan and lease losses	Ending Balance at June 30, 2011
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$582	$—	$—	$816	$1,398
Multifamily	508	—	—	20	528
Commercial	492	—	—	45	537
Construction	—	(300)	—	307	7
Revolving - 1 to 4 family	53	—	—	19	72
Commercial loans	218	—	—	405	623
Consumer loans	147	—	—	103	250
Other loans	131	(66)	13	84	162

Total	$2,131	$(366)	$13	$1,799	$3,577

	Successor Company
	Six Months Ended June 30, 2011
	Beginning Balance at December 31, 2010	Charge-offs	Recoveries	Provision for loan and lease losses	Ending Balance at June 30, 2011
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$120	$—	$—	$1,278	$1,398
Multifamily	—	—	—	528	528
Commercial	—	—	—	537	537
Construction	—	(300)	—	307	7
Revolving - 1 to 4 family	28	—	—	44	72
Commercial loans	206	—	—	417	623
Consumer loans	69	(8)	—	189	250
Other loans	97	(130)	29	166	162

Total	$520	$(438)	$29	$3,466	$3,577

Successor Company

The $3.6 million and $520,000 of ALLL reported as of June 30, 2011, and December 31, 2010, respectively, relates only to the Company’s estimate of credit losses inherent in the $310.8 million and $14.7 million of loans originated and purchased since the Transaction Date.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES - CONTINUED

As disclosed in Note 1, “Summary of Significant Accounting Policies,” the Investment Transaction significantly impacted the Company’s ALLL.  As a result of the Investment Transaction and the application of the accounting guidance for business combinations, the ALLL for the loans purchased was required to be eliminated and the PCI Loan Pools were recorded at their fair value at the Transaction Date.  Consequently, no ALLL is provided for PCI Loan Pools at the Transaction Date and as of June 30, 2011.

Management anticipates that the actual cash flows for each individual loan within the pool will differ each quarter from the estimate calculated at the Transaction Date.  Management expects that cash flows from some of the loans within the pools will exceed the estimated expected cash flows and some will be less than the estimated expected cash flows.  However, from the Transaction Date forward, the pooled loans are accounted for as if they are single assets, and only if the cash flows for the entire pool are less than what was estimated at the Transaction Date, is an allowance established for the pool through a provision for loan loss.  Periodically, the Company is required to analyze each loan pool’s actual cash flows and compare them to the expected cash flows which established the fair value at the Transaction Date.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.         ALLOWANCE FOR LOAN AND LEASE LOSSES - CONTINUED

The following table disaggregates the ALLL and the recorded investment of loans by impairment methodology at June 30, 2011, and December 31, 2010.

	Successor Company
	Allowance for Loan and Lease Losses June 30, 2011
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$—	$—	$—
Collectively evaluated for impairment (2)	1,695	1,882	3,577
Acquired with deteriorated credit quality – Term (3)	—	—	—
Acquired with deteriorated credit quality – Revolving (4)	—	—	—

	$1,695	$1,882	$3,577

	Successor Company
	Recorded Investment of Loans June 30, 2011

	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$—	$—	$—
Collectively evaluated for impairment (2)	193,493	117,327	310,820
Acquired with deteriorated credit quality – Term (3)	2,077,848	767,056	2,844,904
Acquired with deteriorated credit quality – Revolving (4)	171,916	362,111	534,027

	$2,443,257	$1,246,494	$3,689,751

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES - CONTINUED

	Successor Company
	Allowance for Loan and Lease Losses December 31, 2010
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$—	$—	$—
Collectively evaluated for impairment (2)	206	314	520
Acquired with deteriorated credit quality – Term (3)	—	—	—
Acquired with deteriorated credit quality – Revolving (4)	—	—	—

	$206	$314	$520

	Successor Company
	Recorded Investment of Loans December 31, 2010
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$—	$—	$—
Collectively evaluated for impairment (2)	2,553	12,163	14,716
Acquired with deteriorated credit quality – Term (3)	2,313,631	864,170	3,177,801
Acquired with deteriorated credit quality – Revolving (4)	185,455	381,857	567,312

	$2,501,639	$1,258,190	$3,759,829

(1)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

(2)

Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.

(3)

Represents the related loan carrying value determined in accordance with ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI Loan Pools and purchased revolving lines of credit.

(4)

Represents the related loan carrying value for revolving loan pools accounted for in accordance with ASC 310-20, Receivables, Nonrefundable Fees and Other Costs and pursuant to amendments by ASU 2010-20 regarding allowance for PCI Revolving Loan Pools.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.         ALLOWANCE FOR LOAN AND LEASE LOSSES - CONTINUED

The table below summarizes loans classified as nonperforming:

	Successor Company
	June 30, 2011	December 31, 2010

	(dollars in thousands)
Nonaccrual loans:
Real estate:
Residential - 1 to 4 family	$2,052	$1,020
Commercial	462	452
Construction	562	—
Revolving - 1 to 4 family	6,462	4,898
Commercial loans	10,008	5,369
Consumer loans	175	224
Other loans	453	963

Total nonaccrual loans	20,174	12,926

Loans past due 90 days or more on accrual status:
Real estate:
Commercial	—	375
Construction	—	255
Commercial loans	—	6,945
Other loans	—	335

Total Loans past due 90 days or more on accrual status	—	7,910

Troubled debt restructured loans:
Real estate:
Residential - 1 to 4 family	747	875
Revolving - 1 to 4 family	432	172
Commercial loans	351	—

Total troubled debt restructured loans	1,530	1,047

Total nonperforming loans	$21,704	$21,883

At June 30, 2011, and December 31, 2010, all of the nonperforming loans reported in the table above are from the PCI Revolving Pools.   All loans originated since the Transaction Date are performing at June 30, 2011, and December 31, 2010.

Aging of Past Due Loans

A majority of the loans held by the Company at June 30, 2011, have been pooled into PCI Term Pools and are not considered to be nonaccrual when reporting on a pooled basis in accordance with ASC 310-30.  The following tables provide the aging of past due loans on an individual loan basis at the net carrying amount at June 30, 2011, and December 31, 2010.  The difference between the unpaid principal balance and the carrying amount was allocated on a weighted average basis.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES - CONTINUED

	Successor Company
	June 30, 2011
	Current	30-89 Days Past Due	90+ Days Past Due - Still Accruing	90+ Days Past Due - Nonaccrual	Total
	(dollars in thousands)
Loans Originated and Purchased Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$102,591	$—	$—	$—	$102,591
Multifamily	91,732	90	—	—	91,822
Commercial	92,013	71	—	—	92,084
Construction	882	—	—	—	882
Revolving - 1 to 4 family	3,280	—	—	—	3,280
Commercial loans	8,705	—	—	—	8,705
Consumer loans	10,421	—	—	—	10,421
Other loans	953	82	—	—	1,035

	$310,577	$243	$—	$—	$310,820
PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	$68,604	$1,522	$—	$504	$70,630
Multifamily	2,529	—	—	—	2,529
Commercial	22,894	—	—	—	22,894
Construction	9,956	—	—	—	9,956
Revolving - 1 to 4 family	259,788	3,243	—	1,862	264,893
Commercial loans	118,421	13,771	—	4,345	136,537
Consumer loans	21,094	75	—	—	21,169
Other loans	4,984	—	—	435	5,419

	$508,270	$18,611	$—	$7,146	$534,027
PCI Term Pools:
Real estate:
Residential - 1 to 4 family	$698,868	$7,426	$20,182	$—	$726,476
Multifamily	201,901	556	2,997	—	205,454
Commercial	1,519,677	11,680	43,958	—	1,575,315
Construction	113,244	21,078	73,677	—	207,999
Revolving - 1 to 4 family	2,049	—	3,615	—	5,664
Commercial loans	65,233	4,799	19,048	—	89,080
Consumer loans	26,168	1,179	93	—	27,440
Other loans	6,358	1,118	—	—	7,476

	$2,633,498	$47,836	$163,570	$—	$2,844,904

Total	$3,452,345	$66,690	$163,570	$7,146	$3,689,751

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES - CONTINUED

	Successor Company
	December 31, 2010
	Current	30-89 Days Past Due	90+ Days Past Due - Still Accruing	90+ Days Past Due - Nonaccrual	Total
	(dollars in thousands)
Loans Originated Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$7,652	$—	$—	$—	$7,652
Revolving - 1 to 4 family	1,237	—	—	—	1,237
Commercial loans	2,553	—	—	—	2,553
Consumer loans	1,155	—	—	—	1,155
Other loans	2,088	31	—	—	2,119

	$14,685	$31	$—	$—	$14,716

PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	$73,019	$1,910	$—	$127	$75,056
Multifamily	2,132	—	—	—	2,132
Commercial	26,248	937	375	—	27,560
Construction	6,397	761	255	—	7,413
Revolving - 1 to 4 family	267,689	4,486	—	1,890	274,065
Commercial loans	131,243	6,053	6,945	4,109	148,350
Consumer loans	24,323	685	—	59	25,067
Other loans	5,868	1,297	335	169	7,669

	$536,919	$16,129	$7,910	$6,354	$567,312

PCI Term Pools:
Real estate:
Residential - 1 to 4 family	$767,231	$18,273	$29,266	$—	$814,770
Multifamily	243,869	5,726	2,784	—	252,379
Commercial	1,589,908	21,988	106,133	—	1,718,029
Construction	131,473	10,658	85,293	—	227,424
Revolving - 1 to 4 family	1,954	1,006	2,491	—	5,451
Commercial loans	83,808	7,062	24,929	—	115,799
Consumer loans	33,347	833	311	—	34,491
Other loans	8,160	121	1,177	—	9,458

	$2,859,750	$65,667	$252,384	$—	$3,177,801

Total	$3,411,354	$81,827	$260,294	$6,354	$3,759,829

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES - CONTINUED

Classified and Nonclassified Loans

The following table summarizes classified and nonclassified loans as defined in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements.  The amounts are reported at the net carrying amounts at June 30, 2011.

	Successor Company
	June 30, 2011
	Non-Classified	Classified		Total
	(dollars in thousands)
Loans Originated and Purchased Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$102,591	$—		$102,591
Multifamily	91,822	—		91,822
Commercial	92,084	—		92,084
Construction	882	—		882
Revolving - 1 to 4 family	3,280	—		3,280
Commercial loans	8,705	—		8,705
Consumer loans	10,421	—		10,421
Other loans	880	155	(1)	1,035

Total loans	$310,665	$155		$310,820

	Successor Company
	December 31, 2010
	Non-Classified	Classified		Total
	(dollars in thousands)
Loans Originated Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$7,652	$—		$7,652
Revolving - 1 to 4 family	1,237	—		1,237
Commercial loans	2,553	—		2,553
Consumer loans	1,155	—		1,155
Other loans	2,035	84	(1)	2,119

Total loans	$14,632	$84		$14,716

(1)	The Classified loans reported are overdraft loans.

The Company closely monitors and assesses credit quality and credit risk in the loan portfolio on an ongoing basis.  Loan credit risk ratings and classifications of loans are reviewed and updated periodically.  Large classified loans credit risk ratings are reviewed at a minimum on a quarterly basis as disclosed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements.  At June 30, 2011, and December 31, 2010, all of the PCI Term and Revolving Pools were considered to be nonclassified and are not included in the table above.  PCI Loan Pools are categorized based on the overall performance on a pool by pool basis.  The underlying individual loans, within each pool, may be categorized based on individual loan performance.

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

There were no impaired loans at either June 30, 2011 or December 31, 2010.  There was no average investment in impaired loans for the three and six month periods ended June 30, 2011.

Predecessor Company

The average investment in impaired loans for the three and six month periods ended June 30, 2010 was $386.8 million and $351.7 million, respectively.  Interest recognized and interest income recognized using a cash basis of accounting was not material during the three and six months ended June 30, 2010.

Troubled Debt Restructurings

As discussed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements, the aggregation of loans into pools at the Transaction Date with the application of ASC 310-30 causes TDRs in the PCI Term Pools to no longer be recognized as TDRs.

Successor Company

During the six month period ended June 30, 2011, commercial loans of $139,000 and consumer loans of $345,000 were modified as TDRs.  There were no defaulted payments on TDRs during the six month period ended June 30, 2011, which had been modified 12 months prior to June 30, 2011. At June 30, 2011, and December 31, 2010, there were no commitments to lend additional funds to borrowers whose terms have been modified as TDRs.

Predecessor Company

During the six month ended June 30, 2010, loans totaling $65.3 million were modified as TDRs.  The amounts and types of loans modified during the six month period ended June 30, 2010 consisted of: $13.4 million of residential real estate loans, $10.7 million in commercial loans, $19.5 million of commercial real estate loans, $18.6 million of construction loans, $1.7 million of revolving 1-4 family loans, $1.3 million of multifamily loans, and $95,000 of consumer loans.

During the six month period ended June 30, 2010, loans totaling $54.7 million that had been modified as TDRs during the previous 12 months were in payment default.  This consisted of: $23.5 million of commercial real estate loans, $20.2 million of construction loans, $5.4 million of commercial loans, and $5.6 million of residential real estate loans.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 7.         GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets reported on the Consolidated Balance Sheets for June 30, 2011, and December 31, 2010 is comprised of the following:

	Successor Company
	June 30, 2011	December 31, 2010
	(dollars in thousands)
Core deposit intangible	$34,003	$37,469
Goodwill	24,111	21,672
Customer relationship intangible	17,832	18,684
Trade name intangible	12,471	12,669
Mortgage and other loan servicing rights	2,757	3,065
Other	116	141

Total	$91,290	$93,700

Goodwill

Goodwill was preliminarily recorded as a result of the Investment Transaction as disclosed in Note 2, “Business Combination—Investment Transaction” of the 2010 Form 10-K’s Consolidated Financial Statements.

Goodwill has been allocated by reporting segment and the following adjustments have been made to Goodwill since December 31, 2010:

	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Beginning balance at December 31, 2010	$19,152	$2,520	$—	$21,672
Adjustments to goodwill relating to:
Loan valuation	903	—	—	903
Earnout liability	—	2,113	—	2,113
Transaction costs	(577)	—	—	(577)

Total adjustments	326	2,113	—	2,439

Ending balance at June 30, 2011	$19,478	$4,633	$—	$24,111

The increase in goodwill of $326,000 in the Commercial & Community Banking Segment for the six months ended June 30, 2011, is attributable to two components; loan valuation and transaction costs.  The loan valuation adjustments relate to two adjustments which were made in the first and second quarters of 2011.  The loan valuation adjustment made in the first quarter of 2011, was a reduction of goodwill of $5.3 million and was the result of recoveries received by the Company since the Transaction Date through December 31, 2010.  These recoveries were from commercial and commercial real estate loans which were fully charged-off and were not assigned a fair value at the Transaction Date.  The loan valuation adjustment made in the second quarter of 2011, was an addition of goodwill of $6.2 million that resulted from the elimination of PCI Term Loans accrued interest receivable offset by a reversal of the deferred fees and expenses associated with PCI Term Loans to reflect such loans at their fair value at the Transaction Date.  The transaction costs adjustment to goodwill of $577,000 is from the accrued purchaser’s transaction costs which were not realized and therefore were required to be reversed during the three months ended June 30, 2011.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 7.        GOODWILL AND INTANGIBLE ASSETS - CONTINUED

The increase of goodwill of $2.1 million in the Wealth Management segment for the six months ended June 30, 2011 is from an increase in the fair value of the Morton Capital Management Earnout Agreement.  At the Transaction Date, a fair value of $5.2 million was recorded.  In March 2011, the valuation was updated to a value of $7.3 million.

Intangible Assets

The Company has five types of identifiable intangible assets: core deposit intangibles, customer relationship intangibles, trade name intangibles, non-compete intangibles, and mortgage and other loan servicing rights.  All intangible assets are amortized over their estimated lives with exception of the SBB&T trade name intangible which has an indefinite life.  The core deposit, the customer relationship, the trade name, and the non-compete intangibles are created when a company acquires another company.  The loan servicing rights are created when loans are sold but the right to service the loans is retained by the seller.  Additional information regarding the Company’s intangible assets is disclosed in Note 10, “Goodwill and Intangible Assets” and Note 12, “Mortgage and Other Loan Servicing Rights” of the 2010 Form 10-K.

NOTE 8.        OREO

A summary of the OREO by loan type is as follows:

	Successor Company
	June 30, 2011	December 31, 2010
	(dollars in thousands)
OREO
Real estate:
Residential - 1 to 4 family	$11,718	$12,254
Multifamily	—	444
Commercial	8,408	5,816
Construction	23,717	21,743
Revolving - 1 to 4 family	1,408	282
Commercial loans	757	228
Other loans	355	—

Total OREO	$46,363	$40,767

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 8.        OREO - CONTINUED

Below is a summary of the OREO valuation allowance activity for the three and six months ended June 30, 2011 and 2010.

	Successor Company		Predecessor Company
(dollars in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Beginning balance	$1,692	$134	$5,057	$4,801
Additions	1,825	3,565	2,784	3,105
Sales	(1,030)	(1,212)	(3,861)	(3,926)

Ending balance	$2,487	$2,487	$3,980	$3,980

NOTE 9.        DEFERRED TAX ASSETS AND TAX PROVISION

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits.  The deferred tax assets, net of valuation allowance was $2.3 million at June 30, 2011, and was zero at December 31, 2010.  Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income.  The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if Management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.  Since the Company believes a reliable estimate cannot be made, the actual effective tax rate for the year to date has been used as the best estimate of the annual effective tax rate.

For the three and six months ended June 30, 2011, a $266,000 income tax provision benefit and a $206,000 income tax provision expense was recognized, respectively.  The tax provision for the six months ended June 30, 2011 is primarily attributable to a current State alternative minimum tax (“AMT”) payable limitation.  While AMT tax creates a credit carryforward, the Company still has a valuation allowance fully offsetting its deferred tax assets resulting in a net current tax provision.  During the first six months of 2011, the Company was able to release a portion of the state deferred tax valuation allowance due to a change in judgment about the realizability of the deferred tax asset based on existing California State law allowing a 50% carryback of 2013 losses to 2011, which reduced the net State tax provision to the $206,000 AMT limitation.  There was also an adjustment to the deferred tax asset and valuation allowance as the Company was able to utilize a portion of its net operating loss (“NOL”) and tax credit carryforwards to offset its current estimated Federal taxable income.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 9.        DEFERRED TAX ASSETS AND TAX PROVISION - CONTINUED

As a result of the Investment Transaction, the Company incurred an ownership change under Section 382 of the Internal Revenue Code.  The ownership change will limit the amount of certain items of the net deferred tax asset including net operating losses and credit carryforwards.  The Company adopted the accounting guidance for Accounting for Uncertainty in Income Taxes on January 1, 2007.  This guidance provides the accounting and disclosure for uncertainty in tax provisions and for the recognition and measurement related to the accounting for income taxes.  At June 30, 2011, and at December 31, 2010, Management concluded that there were no significant uncertain tax positions requiring recognition in the Company’s Consolidated Financial Statements.  As a result, the Company did not recognize any adjustment in the liability for unrecognized tax benefits that impacted the beginning retained earnings.

NOTE 10.        OTHER BORROWINGS

The following table summarizes other borrowings:

	Successor Company
	June 30, 2011	December 31, 2010
	(dollars in thousands)
Other short term borrowings:
Amounts due to the Reserve Bank	$3,153	$5,831

Total short term borrowings	3,153	5,831
Long term debt:
Subordinated debt issued by the Bank	47,252	44,409
Subordinated debt issued by the Company	51,407	51,188

Total long term debt	98,659	95,597

Total long term debt and other short term borrowings	101,812	101,428
Obligation under capital lease	19,653	19,586

Total other borrowings	$121,465	$121,014

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 10.        OTHER BORROWINGS - CONTINUED

Other Short Term Borrowings

The following table summarizes additional information for other short term borrowings

	Successor Company		Predecessor Company
(dollars in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Weighted average interest rate at end of period	0.00%	0.00%	0.00%	0.00%
Weighted average interest rate for the period	0.00%	0.00%	0.00%	0.12%
Average outstanding balance (1)	$3,447	$3,412	$4,206	$8,318
Total balance at end of period (1)	$3,153	$3,153	$4,213	$4,213
Maximum outstanding at any month-end	$3,239	$3,330	$4,213	$25,087

(1)

Included in the balances are TT&L funds from customers on behalf of the Reserve Bank.  The funds received and held for TT&Ls do not incur interest expense, therefore no interest expense or rates are disclosed.

NOTE 11.        COMMITMENTS AND CONTINGENCIES

Contractual Lease Obligations

The following table shows the contractual lease obligations of the Company at June 30, 2011:

	Successor Company
	June 30, 2011
	Less than one year	One to three years	Three to five years	More than five years	Total	December 31, 2010
	(dollars in thousands)
Non-cancelable leases	$12,112	$20,515	$13,528	$42,868	$89,023	$101,150
Capital leases	806	1,782	2,086	29,314	33,988	34,363

Total lease obligations	12,918	22,297	15,614	72,182	123,011	135,513

Purchase accounting accretion	(1,154)	(1,340)	(1,363)	(4,084)	(7,941)	(8,571)

Total lease expense	$11,764	$20,957	$14,251	$68,098	$115,070	$126,942

The Company leases most of its office locations and substantially all of these office leases contain multiple multi-year renewal options and provisions for increased rents, principally for property taxes and maintenance.  At June 30, 2011, the minimum commitments under non-cancelable leases for the next five years and thereafter are shown in the above table.  The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants.  Sub-tenants leasing space from the Company under these operating leases are contractually obligated to the Company for approximately $1.9 million.  Approximately 93% of these payments are due to the Company over the next three years.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 11.        COMMITMENTS AND CONTINGENCIES - CONTINUED

Contractual Commitments for Unfunded Loans and Letter of Credits

For a summary and information regarding the contractual commitments for unfunded loan commitments and letters of credit as of June 30, 2011, refer to Note 4, “Loans” of these Consolidated Financial Statements.

Legal Matters

On October 29, 2009, a shareholder derivative suit was filed by James Clem on behalf of Pacific Capital Bancorp against former Chief Executive Officer George Leis, former Chief Financial Officer Stephen Masterson, former Chief Credit Officer David Porter, all members of the Board of Directors of the Company, and Sandler O’Neill Partners L.P., and against the Company as a nominal defendant.  The lawsuit is entitled James Clem v. George S. Leis, et al.  The complaint was filed in the Superior Court in Santa Barbara, Case No. CIVRS1340306, and alleged breach of fiduciary duty, waste of corporate assets and unjust enrichment by the defendants.  The complaint alleged that the Company and the officer defendants made knowingly false statements of confidence regarding the adequacy of loan loss reserves taken in the first quarter of 2009, which plaintiff Clem contended were proven false when the Company announced second quarter results, which included an additional $117 million reserve.

On November 30, 2009, Marianne Monty filed a similar shareholder derivative suit against the same defendants except Mr. Porter, who was not included.  The lawsuit is entitled Marianne Monty v. George S. Leis, et al.  This complaint was also filed in the Superior Court in Santa Barbara, Case No. CIVRS1340825.  On January 5, 2010, the Court entered an order consolidating this case and the Clem case.  The Court subsequently appointed Ms. Monty as lead plaintiff of the consolidated case.  Ms. Monty filed a consolidated complaint, expanding her allegations of wrongdoing to include direct claims based on the Company’s approval of a proposed Investment Transaction with the Investor.  Ms. Monty filed a motion for preliminary injunction, seeking to enjoin the closing of the Investment Transaction until a shareholder vote could be held.  The Court denied the motion, and Ms. Monty appealed from that denial.  The Investment Transaction closed on August 31, 2010.  The Court of Appeal heard oral argument on Ms. Monty’s appeal on February 9, 2011, and issued its decision on March 30, 2011, affirming the trial court’s denial of the preliminary injunction.  Ms. Monty filed a petition for rehearing with the Court of Appeal, and the Company filed an opposition to that petition.  The Court of Appeal denied the petition for rehearing, and the plaintiff then filed a petition for review with the California Supreme Court.  By order dated June 15, 2011, the California Supreme Court denied the petition for review.  The Company’s demurrer to the consolidated complaint was overruled at the trial court, and the defendants filed answers to the consolidated complaint.  Management believes this lawsuit does not have merit, and the likely outcome would not have a material effect on the Company’s financial position, results of operations or cash flows.

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

	Successor Company		Predecessor Company
(dollars and shares in thousands, except per share amounts)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Net income/(loss) from continuing operations	$20,974	$37,734	$(58,155)	$(145,547)
Expense from discontinued operations, net of tax	—	—	(162)	(1,393)
Gain on sale of discontinued operations, net of tax	—	—	—	8,160

Income from discontinued operations, net	—	—	(162)	6,767

Net income/(loss)	20,974	37,734	(58,317)	(138,780)
Less: Dividends and accretion on preferred stock	—	—	2,660	5,182

Net income/(loss) applicable to common shareholders	$20,974	$37,734	$(60,977)	$(143,962)

Basic weighted average shares outstanding	32,903	32,903	469	468
Dilutive effect of stock options	8	5	—	—
Dilutive effect of common stock warrants	5	5	—	—

Diluted weighted average shares outstanding	32,916	32,913	469	468

Anti-dilutive common stock equivalents excluded from computation of diluted weighted average shares outstanding:
Stock options	9	9	10	10
Common stock warrants	—	—	15	15

Earnings/(loss) per share from continuing operations:
Basic	$0.64	$1.15	$(124.00)	$(311.00)
Diluted(1)	$0.64	$1.15	$(124.00)	$(311.00)
Earnings per share from discontinued operations:
Basic	$—	$—	$(0.35)	$14.46
Diluted(1)	$—	$—	$(0.35)	$14.46
Earnings/(loss) per share applicable to common shareholders:
Basic	$0.64	$1.15	$(130.01)	$(307.61)
Diluted(1)	$0.64	$1.15	$(130.01)	$(307.61)

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 12.        EARNINGS PER SHARE - CONTINUED

For the Predecessor Company, no dilutive shares were included in the computation of diluted earnings per share because the periods presented had a net loss.

NOTE 13.        NONINTEREST INCOME

The table below discloses the largest items included in other noninterest income.

	Successor Company		Predecessor Company
(dollars in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Other Income:
Gain/(loss) on OREO Sales	$1,814	$3,855	$288	$96
Life insurance income	677	1,348	722	1,455
Gain on loan sales	173	611	709	4,663
Loss on sale of partnership interest	—	—	(926)	(926)
LIHTCP losses	(1,284)	(2,359)	(2,975)	(3,925)
OREO valuation adjustment	(1,470)	(3,211)	(3,105)	(3,105)
Other	1,635	3,069	1,180	1,299

Total	$1,545	$3,313	$(4,107)	$(443)

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 14.        NONINTEREST EXPENSE

The table below discloses the largest items included in other noninterest expense.

	Successor Company		Predecessor Company
(dollars in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Other Expense:
Regulatory assessments	$4,312	$8,799	$6,089	$9,927
Professional services	3,952	7,948	5,111	9,182
Other intangible expense	2,342	4,541	233	466
Software expense	1,991	3,509	3,326	6,802
Customer deposit service and support	1,720	3,470	1,838	3,750
Furniture, fixtures and equipment, net	1,205	2,439	1,244	2,531
Supplies and postage	1,058	2,013	981	2,096
Telephone and data	821	1,477	732	1,823
Other real estate owned expense	403	1,215	858	1,910
Reserve for off balance sheet commitments	12	31	73	1,886
Operating lease impairment	—	—	558	1,860
Other	3,647	5,661	3,178	5,426

Total	$21,463	$41,103	$24,221	$47,659

NOTE 15.        SEGMENTS

The segments are aligned based on how the chief operating decision maker of the Company views the Company’s operations. The Company has two operating business segments: Commercial & Community Banking and Wealth Management.  The All Other segment is not considered an operating segment, but includes all corporate administrative support departments such as human resources, legal, finance and accounting, treasury, information technology, internal audit, risk management, facilities management, marketing, and the holding company.  The operations and expenses reported in the All Other segment cannot specifically be allocated to the operating segments based on the services provided.  The administrative departments which specifically support the operating segments have been identified and reported within the operating segment.

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

Included in the Commercial & Community Banking segment are the associated administrative departments to support their products and activities such as loan servicing, credit administration, special assets department, research, wire room, delinquency management unit, central vault operations, retail and commercial lending administration departments.

Wealth Management

The Wealth Management reportable segment includes the trust and investment advisory services division and the two registered investment advisors, MCM and REWA which are subsidiaries of the Bank.  The Wealth Management segment provides investment reviews, analysis and customized portfolio management for separately managed accounts, full service brokerage, trust and fiduciary services, equity and fixed income management and real estate and specialty asset management.

All Other

This reportable segment consists of administrative support areas of the Company and is not considered an operating segment of the Company.  The income generated by the All Other segment is from the Company’s investment securities portfolio which is managed by the treasury department.

Indirect Credit / (Charge) for Funds

Included in “Indirect credit / (charge) for funds” is an allocation of net interest income between segments with the All Other segment being used for the funding center.  The indirect credit / (charge) for funds is calculated by analyzing average earning assets and average interest bearing liabilities plus average noninterest bearing deposits.  If a segment’s average earning assets are greater, the net average earning assets are multiplied by the net cost of funds to calculate the indirect charge for funds as the segment does not have enough liabilities to fund the assets of the segment.  If a segment has more interest bearing liabilities than assets, then the net average interest bearing liabilities are multiplied by the net cost of funds and the segment receives an indirect credit for funds.

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

	Successor Company
	Three Months Ended June 30, 2011
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$64,399	$—	$7,540	$71,939
Interest expense	5,646	126	6,004	11,776

Net interest income/(loss)	58,753	(126)	1,536	60,163
Provision for loan losses	1,799	—	—	1,799
Noninterest income	6,996	5,679	(144)	12,531
Noninterest expense	43,710	5,207	1,270	50,187

Direct income/(loss) before tax	20,240	346	122	20,708
Indirect credit/(charge) for funds	7,465	74	(7,539)	—

Net income/(loss) from continuing operations before tax	$27,705	$420	$(7,417)	$20,708

Total assets	$4,044,696	$39,680	$1,751,395	$5,835,771

	Predecessor Company
	Three Months Ended June 30, 2010
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$61,761	$—	$8,241	$70,002
Interest expense	14,246	119	15,758	30,123

Net interest income/(loss)	47,515	(119)	(7,517)	39,879
Provision for loan losses	56,718	—	—	56,718
Noninterest income	4,335	5,317	(2,645)	7,007
Noninterest expense	22,019	3,859	25,427	51,305

Direct (loss)/income before tax	(26,887)	1,339	(35,589)	(61,137)
Indirect (charge)/credit for funds	(539)	10	529	—

Net (loss)/income from continuing operations before tax	$(27,426)	$1,349	$(35,060)	$(61,137)

Total assets	$4,509,057	$18,198	$2,598,971	$7,126,226

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 15.        SEGMENTS - CONTINUED

	Successor Company
	Six Months Ended June 30, 2011
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$124,165	$—	$14,270	$138,435
Interest expense	11,946	—	12,014	23,960

Net interest income/(loss)	112,219	—	2,256	114,475
Provision for loan losses	3,466	—	—	3,466
Noninterest income	15,021	11,146	(786)	25,381
Noninterest expense	85,751	10,376	2,323	98,450

Direct income/(loss) before tax	38,023	770	(853)	37,940
Indirect credit/(charge) for funds	15,448	117	(15,565)	—

Net income/(loss) from continuing operations before tax	$53,471	$887	$(16,418)	$37,940

Total assets	$4,044,696	$39,680	$1,751,395	$5,835,771

	Predecessor Company
	Six Months Ended June 30, 2010
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$127,609	$—	$17,724	$145,333
Interest expense	28,782	237	31,918	60,937

Net interest income/(loss)	98,827	(237)	(14,194)	84,396
Provision for loan losses	156,583	—	—	156,583
Noninterest income	13,729	10,754	1,847	26,330
Noninterest expense	44,262	7,015	51,346	102,623

Direct (loss)/income before tax	(88,289)	3,502	(63,693)	(148,480)
Indirect (charge)/credit for funds	(3,427)	24	3,403	—

Net (loss)/income from continuing operations before tax	$(91,716)	$3,526	$(60,290)	$(148,480)

Total assets	$4,509,057	$18,198	$2,598,971	$7,126,226

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 16.         REGULATORY MATTERS

On September 2, 2010, the OCC issued a Modification of Existing Consent Order, pursuant to which the OCC terminated Article III of the Consent Order issued by the OCC on May 11, 2010.  Article III of the Consent Order had required, among other things, that the Bank achieve and maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets by September 8, 2010.  Also on September 2, 2010, the Bank entered into the Operating Agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years shall have elapsed since the effective date of the Operating Agreement.  The Bank was in compliance with these minimum capital ratios at June 30, 2011, and December 31, 2010, with a total risk-based capital ratio of 16.5% and 14.7%, respectively and a Tier 1 leverage ratio of 10.4% and 9.2%, respectively.

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

NOTE 17.         SUBSEQUENT EVENTS

Management has evaluated the effects of events that have occurred subsequent to period end June 30, 2011, and there have been no material events that would require recognition in the June 30, 2011, Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pacific Capital Bancorp (“the Company”) provides a wide range of banking, investment and trust services to its clients through its wholly-owned subsidiary, Santa Barbara Bank & Trust, National Association (“the Bank” or “SBB&T”) and its subsidiaries.  For over 50 years, the Bank has served clients through relationship banking.  The Bank combines the breadth of financial products typically associated with a larger financial institution with the type of individual client service that is found in a community bank.  The Bank provides full service banking, including all aspects of checking and savings, private and commercial lending, investment advisory services, trust, and other banking products and services.  Products and services are offered through retail branch offices, commercial and wealth management centers and other distribution channels to consumers and businesses operating throughout the Central Coast of California, in eight contiguous counties including Santa Barbara, Ventura, Monterey, Santa Cruz, Santa Clara, San Benito, San Luis Obispo and Los Angeles.  The Company is headquartered in Santa Barbara, California.

The following discussion and analysis should be read in conjunction with the Company’s 2010 Form 10-K and the Consolidated Financial Statements and notes to the Consolidated Financial Statements in this Form 10-Q, herein referred to as “the Consolidated Financial Statements” included and incorporated by reference herein.  “Bancorp” will be used in this discussion when referring only to the holding company as distinct from the consolidated “Company” and “the Bank” or “SBB&T” will be used when referring to Santa Barbara Bank & Trust, N.A.

As a result of the adjustments required by purchase accounting as of the close of business on August 31, 2010 (the “Transaction Date”), the Company’s balance sheets and results of operations from periods prior to the Transaction Date are labeled as “Predecessor Company” and may not be comparable to balance sheets and results of operations from periods subsequent to the Transaction Date, which are labeled as “Successor Company.”  The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the Transaction Date rather than at their historical cost basis recorded in the predecessor period.  As a result of the change in accounting bases, items of income and expense such as the rate of interest income and expense as well as depreciation, amortization, and rental expense have also changed. In general, these changes in income and expense relate to the amortization of premiums or accretion of discounts to arrive at contractual amounts due.  To call attention to this lack of comparability and as required by the accounting and reporting guidance, the Company has placed a heavy black line between the Successor Company and Predecessor Company columns in the Consolidated Financial Statements and in the tables in the notes to the statements and in this discussion.  The Successor Company period started on September 1, 2010, and includes the Company’s financial information and activity on and after September 1, 2010. The Predecessor Company contains all of the Company’s financial information and activity up until the close of business on August 31, 2010.

FINANCIAL HIGHLIGHTS

Successor Company

Net income applicable to common shareholders for the three and six months ended June 30, 2011, was $21.0 million, or $0.64 per diluted share and $37.7 million, or $1.15 per diluted share, respectively.  The financial highlights for the three and six months ended June 30, 2011, were as follows:

■	Improved net interest margins to 4.42% for the second quarter of 2011, and 4.21% for the six months ended June 30, 2011.

■	Grew regulatory capital ratios to 11.6% and 18.3% for Tier 1 Leverage and Total Risk-Based Capital ratios, respectively.

Predecessor Company

Net loss applicable to common shareholders for the three and six months ended June 30, 2010, was $61.0 million or $130.01 per diluted share and $144.0 million or $307.61 per diluted share, respectively.  The net loss from continuing operations for the three and six months ended June 30, 2010, was $58.2 million or $124.00 per diluted share and $145.5 million or $311.00, respectively.  The differences between the net loss applicable to common shareholders and the net loss from continuing operations is attributable to the operating results from the discontinued operations and the accrual of dividends on outstanding shares of preferred stock.

The financial highlights for the three and six months ended June 30, 2010 were as follows:

■	Provision for loan losses for the three and six months ended June 30, 2010 was $56.7 million and $156.6 million, respectively as the Company’s loan portfolio continued to experience credit problems;

■

Decreased net interest margins as result of the decision to maintain excess cash to mitigate uncertainty to depositors generated a significant amount of negative interest spread related to the difference between interest earned on cash balances and interest paid on borrowings;

■	The Company sold securities realizing a gain of $477,000 and $5.0 million for the three and six months ended June 30, 2010, respectively;

■	The Company sold the RAL and RT Programs in January 2010 for a net gain of $8.2 million. Due to the sale, the Company was required to report the RAL and RT programs as discontinued operations.

The impact to the Company from these items will be discussed in more detail throughout the analysis sections of the Management’s Discussion and Analysis (“MD&A”) section of this Form 10-Q.

RESULTS OF OPERATIONS

INTEREST INCOME

The Company’s primary source of revenues is interest income. In discussing interest income for the various periods presented, the comments below about interest income from loans all pertain to the Commercial & Community Banking segment, while comments below about interest income from securities or from deposits with other banks all pertain to the Company’s Treasury Department activities and are included in the All Other segment.  The Wealth Management segment does not earn interest income.  The accounting for interest income for loans and securities is explained in detail in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.

The following table presents a summary of interest income for the three and six months ended June 30, 2011, and June 30, 2010.

	Successor Company		Predecessor Company
(dollars in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Loans:
Commercial	$7,074	$14,777	$8,801	$19,044
Real estate - commercial	43,885	77,624	33,441	68,487
Real estate - residential 1 to 4 family	12,088	28,568	17,105	35,081
Consumer loans	1,354	3,195	2,414	4,998

Total loans	64,401	124,164	61,761	127,610
Trading assets	—	—	60	124
Investment securities available for sale:
U.S. Treasury securities	—	—	82	164
U.S. Agencies	403	818	1,907	4,584
Asset backed securities	12	73	34	69
CMO’s and MBS	4,433	7,893	2,187	4,719
State and municipal securities	2,164	4,324	2,858	5,858

Total investment securities available for sale	7,012	13,108	7,068	15,394
Other:
Interest and dividends on deposits in other financial institutions	147	417	860	1,701
FHLB and other investments	379	746	253	504

Total other	526	1,163	1,113	2,205

Total interest income	$71,939	$138,435	$70,002	$145,333

Successor Company

For the three months ended June 30, 2011

Interest income for the three months ended June 30, 2011, was $71.9 million. Interest income was positively impacted by higher accretion related to better than expected cash flows from the PCI Term Pools, a change in estimates in cash flow models for PCI Term Pools, recoveries on fully charged-off PCI loans for which the Company is recording on a cost recovery basis, and an increase in the average balance in the loan and investment securities portfolios when comparing the average balances to last quarter.

Interest income from investment securities improved by $916,000 when comparing the three months ended June 30, 2011, to March 31, 2011. This increase was attributed to an increase in average balance and an increase in yield during the comparable three month periods.

For the six months ended June 30, 2011

Interest income for the six months ended June 30, 2011, was $138.4 million. Interest income was positively impacted by higher accretion related to better than expected cash flows from the PCI Term Pools, a change in estimates in cash flow models for PCI Term Pools, recoveries on fully charged-off PCI loans for which the Company is recording on a cost recovery basis, and an increase in the average balance in the loan and investment securities portfolios since the Transaction Date.

Interest income from securities was negatively impacted by purchase accounting adjustments made at the Transaction Date.  As a result of low interest rate environment at the Transaction Date versus the original purchase date of the investment securities, the fair values increased the investment securities carrying values at the Transaction Date.  The increase in carrying value is from the fair value adjustments required by the purchase accounting that required the recording of a premium that is amortized and reduces interest income over the terms of the various securities.  This impact was offset by $249.6 million of investment securities purchased during the six months ended June 30, 2011, which increased the average balance of investment securities.

Predecessor Company

For the three and six month periods ended June 30, 2010

Interest income from loans was reduced by loan sales, increased nonaccrual loans, and charge-offs.  The Company also restricted lending activity up until the Transaction Date to maintain the Company’s capital ratios which resulted in a decline in loan balances as maturing loans were not matched by new originations. Interest income from trading and AFS securities decreased as a result of sales, calls and maturities of securities.  In addition, the interest rate for some of the adjustable rate securities was reduced due to the decrease in long term interest rates.

INTEREST EXPENSE

The Company incurs interest expense from interest payments made to depositors and for other borrowings. Interest expense from deposits all pertain to the Commercial & Community Banking operating segment, while interest expense from borrowings or debt almost all pertain to the Treasury department’s activities and therefore are included in the All Other segment.  Wealth Management incurs interest expense only for the capital lease on the building occupied by the Company’s Trust Department. For more information regarding leases, refer to the section titled “Leases” in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements for an explanation of the accounting for a capital lease.

The following tables present a summary of the interest expense line items for the three and six months ended June 30, 2011, and June 30, 2010:

	Successor Company		Predecessor Company
(dollars in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Deposits:
NOW accounts	$397	$804	$625	$1,358
Money market deposit accounts	443	819	541	1,144
Savings deposits	462	893	534	1,071
Time certificates of deposit	5,088	10,980	15,797	31,718

Total deposits	6,390	13,496	17,497	35,291
Securities sold under agreements to repurchase	2,484	4,586	2,014	4,020
Long term debt and other borrowings:
FHLB advances and other LT debt	2,567	5,395	10,343	21,089
Other borrowings	335	483	269	537

Total long term debt and other borrowings	2,902	5,878	10,612	21,626

Total interest expense	$11,776	$23,960	$30,123	$60,937

Successor Company

Interest expense for the three and six months ended June 30, 2011, was $11.8 million and $24.0 million, respectively.  Each of the categories of interest expense was significantly impacted by the application of purchase accounting adjustments.  At the Transaction Date, market interest rates had declined from what they were when a large proportion of the Company’s fixed rate time CDs and repurchase agreements were issued.  This decline of interest rates caused the carrying value of these liabilities to decrease and premiums were recognized for these liabilities to report them at their fair value.  These premiums are amortized over the terms of the related liabilities, reducing interest expense.  Effective January 1, 2011, the accretion of the premium was prospectively adjusted for the estimated weighted average duration for CDs.

Interest expense for long term debt was also impacted during the three and six months ended June 30, 2011, as a result of $802.4 million of the $823.4 million of the FHLB advances held by the Company being prepaid in September 2010.  The remaining borrowings from the FHLB matured in the fourth quarter of 2010, and no borrowings were outstanding with the FHLB during the three and six months ended June 30, 2011.  The Investment Transaction provided excess liquidity and this was used to reduce debt.  The Company also repurchased $68 million of its subordinated debt at the Transaction Date further decreasing interest expense. The remaining subordinated debt and the Company’s trust preferred securities had a fair value less than their face values resulting in accretable discounts, which increased interest expense above the amount paid to creditors.  The securities sold under agreements to repurchase had a fair value in excess of their principal amount resulting in a premium; the amortization of which reduced interest expense to less than the amount paid to creditors.

Predecessor Company

Interest expense for the three and six months ended June 30, 2010, was $30.1 million and $60.9 million, respectively, and was impacted by declining rates paid on CDs, as higher rate instruments matured and were replaced with lower cost balances, as well as lower average balances of long term debt and other borrowings.

NET INTEREST MARGIN

An important measure of a financial institution’s earning capacity is its net interest margin.  This measure is computed by dividing the difference between interest income and interest expense, or net interest income, by average earning assets.  As a financial intermediary, a bank earns money by borrowing from depositors and debt-holders and lending some of those funds to loan customers and by purchasing investments.  By combining the average interest rate earned on assets with the average interest cost to hold those assets, the net interest margin measures both the institution’s ability to earn its desired rates on its assets and its efficiency in obtaining the funding that supports those assets.  The net interest margin differs from the net interest spread which is the difference between the average rate earned and the average rate paid, because a portion of the earning assets are funded by noninterest bearing liabilities.

The net interest margin is improved by higher rates earned on assets, lower rates paid on liabilities, funding a larger proportion of earning assets with noninterest bearing liabilities, and by lowering the amount of nonearning assets that must be funded.  Interest rates earned on assets and paid on liabilities tend to move in tandem with each other as the market interest rate environment changes, but it is generally harder to improve the net interest margin in a low interest rate environment because there is a rate beyond which deposit rates cannot be lowered and still retain customers while asset rates may continue to fall.  Conversely, as market interest rates rise, deposit rates will generally not rise as fast or as much and the net interest margin may thereby be improved.

The following tables set forth the average balances and interest income and interest expense for the three and six months ended June 30, 2011, and June 30, 2010.

	Successor Company
	For the Three Months Ended June 30, 2011			For the Six Months Ended June 30, 2011
	Average Balance	Amount (3)	Rate	Average Balance	Amount (3)	Rate
	(dollars in thousands)
Assets
Interest bearing demand deposits in other financial institutions	$264,524	$147	0.22%	$362,991	$417	0.23%
Securities:
Investment securities available for sale:
Taxable	1,159,595	4,848	1.68%	1,108,762	8,784	1.60%
Non taxable	203,426	2,164	4.26%	202,771	4,324	4.26%

Total securities	1,363,021	7,012	2.07%	1,311,533	13,108	2.01%
Loans: (1)
Commercial	254,555	7,074	11.15%	263,411	14,777	11.31%
Real estate - commercial (2)	2,275,139	43,885	7.72%	2,237,211	77,624	6.94%
Real estate - residential 1 to 4 family	1,158,924	12,088	4.17%	1,167,395	28,568	4.89%
Consumer loans	58,591	1,354	9.27%	58,671	3,195	10.98%

Total loans, gross	3,747,209	64,401	6.88%	3,726,688	124,164	6.67%
Other interest earning assets	82,918	379	1.83%	84,515	746	1.78%

Total interest-earning assets	5,457,672	71,939	5.28%	5,485,727	138,435	5.05%
Noninterest earning assets	435,783			450,553

Total assets	$5,893,455			$5,936,280

Liabilities and shareholders’ equity
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,748,268	1,302	0.30%	$1,724,706	2,516	0.29%
Time certificates of deposit	1,865,294	5,088	1.09%	1,946,941	10,980	1.14%

Total interest bearing deposits	3,613,562	6,390	0.71%	3,671,647	13,496	0.74%
Borrowed funds:
Securities sold under agreements to repurchase	320,849	2,484	3.11%	321,209	4,586	2.88%
Other borrowings	120,961	2,902	9.62%	118,182	5,878	10.03%

Total borrowed funds	441,810	5,386	4.89%	439,391	10,464	4.80%

Total interest bearing liabilities	4,055,372	11,776	1.17%	4,111,038	23,960	1.17%
Noninterest bearing demand deposits	1,066,205			1,064,750
Other noninterest bearing liabilities	86,167			90,291
Shareholders’ equity	685,711			670,201

Total liabilities and shareholders’ equity	$5,893,455			$5,936,280

Net interest spread			4.11%			3.88%

Net interest income/margin		$60,163	4.42%		$114,475	4.21%

(1)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.
(2)	Commercial real estate loans include multifamily residential real estate loans.
(3)	Includes impact of accretion or amortization of discounts and premiums.

	Predecessor Company
	For the Three Months Ended June 30, 2010			For the Six Months Ended June 30, 2010
	Average Balance	Amount (3)	Rate	Average Balance	Amount (3)	Rate
	(dollars in thousands)
Assets
Interest bearing demand deposits in other financial institutions	$1,224,965	$861	0.28%	$978,047	$1,702	0.35%
Securities:
Trading assets	5,108	60	4.71%	5,215	124	4.79%
Investment securities available for sale:
Taxable	702,399	4,210	2.40%	769,236	9,536	2.50%
Non taxable	234,817	2,858	4.87%	241,061	5,858	4.86%

Total securities	942,324	7,128	3.03%	1,015,512	15,518	3.07%
Loans: (1)
Commercial	800,879	8,801	4.41%	874,138	19,044	4.39%
Real estate - commercial (2)	2,495,555	33,441	5.36%	2,538,263	68,487	5.40%
Real estate - residential 1 to 4 family	1,362,724	17,105	5.02%	1,384,257	35,081	5.07%
Consumer loans	137,558	2,414	7.04%	147,549	4,998	6.83%

Total loans, gross	4,796,716	61,761	5.15%	4,944,207	127,610	5.17%
Other interest earning assets	85,486	252	1.18%	86,175	503	1.18%

Total interest-earning assets	7,049,491	70,002	3.97%	7,023,941	145,333	4.15%
Noninterest earning assets	139,700			233,670
Total assets from discontinued operations	150,209			274,080

Total assets	$7,339,400			$7,531,691

Liabilities and shareholders’ equity
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,627,871	1,700	0.42%	$1,605,746	3,573	0.45%
Time certificates of deposit	2,754,845	15,797	2.30%	2,758,409	31,718	2.32%

Total interest bearing deposits	4,382,716	17,497	1.60%	4,364,155	35,291	1.63%
Borrowed funds:
Securities sold under agreements to repurchase	309,336	2,014	2.61%	311,631	4,020	2.60%
Other borrowings	1,125,699	10,612	3.78%	1,145,655	21,626	3.81%

Total borrowed funds	1,435,035	12,626	3.53%	1,457,286	25,646	3.55%

Total interest bearing liabilities	5,817,751	30,123	2.08%	5,821,441	60,937	2.11%
Noninterest bearing demand deposits	1,011,853			1,022,676
Other noninterest bearing liabilities	97,713			103,062
Total liabilities from discontinued operations	150,209			274,080
Shareholders’ equity	261,874			310,432

Total liabilities and shareholders’ equity	$7,339,400			$7,531,691

Net interest spread			1.89%			2.04%

Net interest income/margin		$39,879	2.27%		$84,396	2.42%

(1)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.
(2)	Commercial real estate loans include multifamily residential real estate loans.
(3)	Includes impact of accretion or amortization of discounts and premiums.

PROVISION FOR LOAN LOSSES

Quarterly, the Company determines the amount of ALLL that is adequate to provide for losses inherent in the Company’s loan portfolios.  The provision for loan losses is determined by the net change in the ALLL from one period to another for loans originated and purchased after the Transaction Date.  For PCI Loan Pools, the provision for loan losses is impacted when the cash flows are lower than what had been expected (i.e. there were less cash flows in a pool and higher net charge-offs within a pool than what had been previously expected causing the need for additional provision for loan losses) or when impairment is assessed after the re-forecasting of expected cash flows on a pool by pool basis.  For a detailed discussion of the Company’s ALLL, refer to the “Allowance for Loan and Lease Losses” section on page 19 of this Form 10-Q within Note 1, “Summary of Significant Accounting Policies”, Note 6, “Allowance for Loan and Lease Losses” on page 49 and the “Allowance for Loan and Lease Losses” section of the Company’s 2010 Form 10-K, starting on page 128.  All of the activity within the provision for loan losses relates to the Commercial & Community Banking operating segment.

Successor Company

Provision for loan losses for the three and six months ended June 30, 2011, was $1.8 million and $3.5 million, respectively.  The majority of the provision for loan losses for the three and six month periods ended June 30, 2011, pertains to the Company’s estimate of losses inherent in loans originated and purchased after the Transaction Date.  For information regarding the ALLL methodology, refer to Note 1, “Summary of Significant Accounting Policies” and Note 6, “Allowance for Loan and Lease Losses” of the Consolidated Financial Statements. As a result of the Investment Transaction and the application of the accounting guidance for business combinations, the ALLL for the credit impaired loans that were purchased was eliminated and the purchased credit impaired loans were recorded at their fair value at the Transaction Date as described in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements.

The Company periodically evaluates actual cash flows to expected cash flows for PCI Term Pools.  To the extent that actual cash flows are lower than expected cash flows, the Company will establish an allowance for PCI Term Pools through a provision for loan losses.  If actual cash flows are significantly higher than expected cash flows, the Company will reverse any allowance previously established for PCI Term Pools with any remaining cash flows recorded to interest income through an increase in the accretable yield.

For PCI Revolving Pools, the Company periodically evaluates credit performance to determine if there has been further deterioration in such performance as described in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.  To the extent that the credit performance is worse than expected, the Company will establish an allowance for PCI Revolving Pools through a provision for loan losses.  If credit performance is significantly better than expected, the Company will begin to accrete the purchase discount for PCI Revolving Pools into interest income.

Predecessor Company

Provision for loan losses for the three and six months ended June 30, 2010, was $56.7 million and $156.6 million, respectively.  This provision for 2010 was reflective of the increased level of net charge-offs and nonaccrual loans experienced during that period, as economic conditions were particularly adverse in the state of California.

NONINTEREST INCOME

Noninterest income primarily consists of fee income received from the operations of the Bank and gains or losses from sales of assets.  Fee income is generated by servicing deposit relationships, trust and investment advisory fees, and fees and commissions earned on certain transactions from Bank operations.  A significant portion of noninterest income is generated from service charges on deposit accounts and trust and advisory fees.  Service charges and fees relate to the Commercial & Community Banking segment while the trust and investment advisory fees are from the Wealth Management segment.

The following table presents a summary of noninterest income for the three and six months ended June 30, 2011, and June 30, 2010.

	Successor Company		Predecessor Company
(dollars in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Noninterest income
Trust and investment advisory fees	$5,319	$10,654	$5,174	$10,583
Service charges and fees	3,289	6,627	3,457	6,984
Other service charges, commissions and fees	2,590	5,003	2,006	4,218
(Loss) / gain on securities, net	(212)	(216)	477	4,988
Other	1,545	3,313	(4,107)	(443)

Total noninterest income	$12,531	$25,381	$7,007	$26,330

Successor Company

For the three months ended June 30, 2011

Noninterest income was $12.5 million for the three months ended June 30, 2011.  Purchase accounting adjustments for the Investment Transaction had little or no effect on noninterest income.  For the three months ended June 30, 2011, service charges on deposits were $3.3 million.  Other service charges and fees include charges for a wide range of services provided to customers such as Automated Teller Machines (“ATMs”), safe deposit boxes, bank card fees, and wire transfer fees.  These fees were $2.6 million for the three months ended June 30, 2011.  Trust and investment advisory fees are generated from the Wealth Management segment, primarily from the management of customer’s assets.  As the value and balance of managed assets increase, the fees will increase accordingly.  For the three months ended June 30, 2011, trust and investment advisory fees were $5.3 million.  The net loss on securities of $212,000 for the three months ended June 30, 2011, relates to the sale of $7.7 million of municipal securities, and $1.9 million of asset backed securities and collateralized mortgage obligations.

For the six months ended June 30, 2011

For the six months ended June 30, 2011, service charges on deposits were $6.6 million, other service charges and fees were $5.0 million, and trust and investment advisory fees were $10.7 million.

Predecessor Company

For the three months ended June 30, 2010

For the three months ended June 30, 2010, the Company recognized a loss on LIHTCP of $3.0 million, and an OREO valuation allowance of $3.1 million.  The OREO valuation allowance was due to an increase in the number of OREO properties held during the period, and from declining market values of OREO based on recent appraisals.  These losses were offset by trust and investment advisory fees of $5.2 million, service charges and fees of $3.5 million, and other service charges and fees of $2.0 million for the three months ended June 30, 2010.

For the six months ended June 30, 2010

The Company recognized a $5.0 million gain on securities for the six months ended June 30, 2011.  This was mostly attributable to a $4.5 million gain on the sale of $48.6 million of MBS and municipal securities and the call of $143.2 million of U.S. Agency and municipal securities from the AFS portfolio during the first quarter of 2010.  Additionally, there was trust and investment advisory fees of $10.6 million, service charges and fees of $7.0 million, and other service charges and fees of $4.2 million for the six months ended June 30, 2010.

The table below discloses the largest items included in other noninterest income for the three and six months ended June 30, 2011, and June 30, 2010.

	Successor Company		Predecessor Company
(dollars in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Other Income:
Gain/(loss) on OREO Sales	$1,814	$3,855	$288	$96
Life insurance income	677	1,348	722	1,455
Gain on loan sales	173	611	709	4,663
Loss on sale of partnership interest	—	—	(926)	(926)
LIHTCP losses	(1,284)	(2,359)	(2,975)	(3,925)
OREO valuation adjustment	(1,470)	(3,211)	(3,105)	(3,105)
Other	1,635	3,069	1,180	1,299

Total	$1,545	$3,313	$(4,107)	$(443)

NONINTEREST EXPENSE

The following table presents a summary of noninterest expense for the three and six months ended June 30, 2011, and June 30, 2010.

	Successor Company		Predecessor Company
(dollars in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Noninterest expense
Salaries and employee benefits	$23,046	$45,993	$21,601	$43,678
Occupancy expense, net	5,678	11,354	5,483	11,286
Other	21,463	41,103	24,221	47,659

Total noninterest expense	$50,187	$98,450	$51,305	$102,623

Successor Company

For the three and six months ended June 30, 2011

Salaries and benefits were not impacted by the purchase accounting adjustments from the Investment Transaction.  The Company expects that salaries and benefits will continue to increase in 2011 as it hires additional personnel to support expected expansion and improve operations.

Net occupancy expense for the three and six months ended June 30, 2011, was impacted by purchase accounting.  The purchase accounting valuations decreased future lease expense and increased depreciation expense for owned buildings.   The Company is contractually required to pay for leased premises at a higher than current market rate as these leases were entered into during a stronger economic period with higher demand for commercial space.   The revaluation of the leases resulted in the recognition of a liability for lease payments.   This amount is amortized as a reduction of lease expense over the lives of the contractual lease terms.   The fair value of the Company’s owned properties was higher than the amortized cost as of the Transaction Date due to the buildings being acquired years ago when commercial properties had lower property values.   The higher basis on the buildings has increased depreciation expense.

Other expense

The table below summarizes the significant items included in other expense for the three and six months ended June 30, 2011, and June 30, 2010.

	Successor Company		Predecessor Company
(dollars in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Other Expense:
Regulatory assessments	$4,312	$8,799	$6,089	$9,927
Professional services	3,952	7,948	5,111	9,182
Other intangible expense	2,342	4,541	233	466
Software expense	1,991	3,509	3,326	6,802
Customer deposit service and support	1,720	3,470	1,838	3,750
Furniture, fixtures and equipment, net	1,205	2,439	1,244	2,531
Supplies and postage	1,058	2,013	981	2,096
Telephone and data	821	1,477	732	1,823
Other real estate owned expense	403	1,215	858	1,910
Reserve for off balance sheet commitments	12	31	73	1,886
Operating lease impairment	—	—	558	1,860
Other	3,647	5,661	3,178	5,426

Total	$21,463	$41,103	$24,221	$47,659

PROVISION FOR INCOME TAXES

Successor Company

For the three and six months ended June 30, 2011

For the three and six months ended June 30, 2011, the Company recorded an income tax benefit of $266,000 and an income tax expense of $206,000, respectively.

Predecessor Company

For the three and six months ended June 30, 2010

For the three and six months ended June 30, 2010, the Company recorded an income tax benefit of $3.0 million and $2.9 million, respectively.

For additional information related to the Company’s provision for income taxes, refer to Note 9, “Deferred Tax Assets and Tax Provision” of the Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

CASH AND CASH EQUIVALENTS

Successor Company

The Company’s cash and cash equivalents was $256.1 million at June 30, 2011, compared to $495.9 million at December 31, 2010, a decrease of $239.8 million.  The decrease in cash and cash equivalents is primarily attributable to the purchase of $205.5 million of loans and the purchase of $250.0 million of AFS investment securities during the six months ended June 30, 2011.  These purchases were offset by $147.1 million from the sale, call and maturity of AFS investment securities and by a payment from the IRS of $50.1 million for a tax receivable related to the re-filing of tax returns as disclosed in Note 9, “Deferred Tax Assets and Tax Provision” of the Consolidated Financial Statements.

INVESTMENT SECURITIES

Successor Company

The Company’s investment security portfolio is utilized as collateral for borrowings, required collateral for public agencies and trust customers deposits, CRA support, and to manage liquidity and interest rate risk.

Investment securities were $1.40 billion at June 30, 2011, compared to $1.28 billion at December 31, 2010, an increase of $123.0 million.  This increase was mostly due to purchases of $203.2 million of CMOs and $46.4 million of mortgage backed securities during the six months ended June 30, 2011.  These purchases were offset by principal paydowns of $73.2 million and calls and maturities of U.S. Agency Securities of $60.0 million.  The investment security portfolios are managed to maximize funding and liquidity needs and are included as assets of the All Other segment.

For additional information on impairment of investment securities, credit ratings of investment securities, and the Company’s investment in the stock issued by the FHLB of San Francisco, refer to Note 3, “Investment Securities” of the Consolidated Financial Statements.

LOAN PORTFOLIO

The Company offers a full range of lending products and banking services to households, professionals, and businesses through the Company’s banking subsidiary, SBB&T.  The Company offers its lending products through its Commercial & Community Banking operating segment and all comments pertaining to loans in this section refer to assets of this segment.  The products offered by this segment include commercial, consumer, commercial and residential real estate loans and SBA guaranteed loans.

	Successor Company
	June 30, 2011	December 31, 2010
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$899,697	$897,478
Multifamily loans	299,805	254,511
Commercial	1,690,293	1,745,589
Construction and land loans	218,837	234,837
Revolving 1 to 4 family	273,837	280,753
Commercial loans	234,322	266,702
Consumer loans	59,030	60,713
Other loans	13,930	19,246

Total loans	$3,689,751	$3,759,829

Percent of loans to total loans
Real estate:
Residential - 1 to 4 family	24.4%	23.9%
Multifamily loans	8.1%	6.8%
Commercial	45.8%	46.4%
Construction and land loans	5.9%	6.2%
Revolving 1 to 4 family	7.4%	7.5%
Commercial loans	6.4%	7.1%
Consumer loans	1.6%	1.6%
Other loans	0.4%	0.5%

Total loans	100.0%	100.0%

Successor Company

The Company’s loans are reported net of the nonaccretable difference, accretable yield, purchase discounts, deferred loan origination fees, extension fees, commitment fees and deferred loan origination costs.  The nonaccretable difference and accretable yield were generated from the purchase accounting adjustments at the Transaction Date and reduced the carrying balance of the loans as described in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.

To assist the reader with understanding of the PCI Term and PCI Revolving Pools versus the loans originated and purchased since the Transaction Date the following table provides a summary of the carrying balance and unpaid principal balance of the loans held at June 30, 2011, and December 31, 2010.

	Successor Company
	June 30, 2011
	Originated and Purchased Since Transaction Date	PCI Term Pools	PCI Revolving Pools	Total
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$102,591	$726,476	$70,630	$899,697
Multifamily loans	91,822	205,454	2,529	299,805
Commercial	92,084	1,575,315	22,894	1,690,293
Construction	882	207,999	9,956	218,837
Revolving - 1 to 4 family	3,280	5,664	264,893	273,837
Commercial loans	8,705	89,080	136,537	234,322
Consumer loans	10,421	27,440	21,169	59,030
Other loans	1,035	7,476	5,419	13,930

Total loans	$310,820	$2,844,904	$534,027	$3,689,751

Total unpaid principal balance	$319,413	$3,124,104	$624,045	$4,067,562

	Successor Company
	December 31, 2010
	Originated After the Transaction Date	PCI Term Pools	PCI Revolving Pools	Total

	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$7,652	$814,770	$75,056	$897,478
Multifamily loans	—	252,379	2,132	254,511
Commercial	—	1,718,029	27,560	1,745,589
Construction	—	227,424	7,413	234,837
Revolving - 1 to 4 family	1,237	5,451	274,065	280,753
Commercial loans	2,553	115,799	148,350	266,702
Consumer loans	1,155	34,491	25,067	60,713
Other loans	2,119	9,458	7,669	19,246

Total loans	$14,716	$3,177,801	$567,312	$3,759,829

Total unpaid principal balance	$14,688	$3,494,683	$668,988	$4,178,359

As described in the Consolidated Financial Statements, the Company has elected an accounting policy to apply expected cash flows accounting guidance in ASC 310-30 for term loans subject to the business combination and push-down accounting requirements for loan portfolios acquired in a business combination referred to as PCI Term Pools.  Some loans that otherwise meet the definition of credit impaired, such as revolving lines of credit, are specifically excluded from the PCI Term Pools as per the accounting guidance in ASC 310-20 and are referred to as PCI Revolving Pools.  Management considers the PCI Revolving Pools also credit impaired and has pooled these revolving lines of credit purchased through the Investment Transaction.

At June 30, 2011, and December 31, 2010, a majority of the loans included in “Loans Held for Investment” are PCI Term and PCI Revolving Pools.  The accounting for PCI Term and PCI Revolving Pools is significantly different from the accounting for loans originated and purchased since the Transaction Date. For a discussion of the accounting for PCI Term and PCI Revolving Pools, refer to Note 1, “Summary of Significant Accounting Policies,” “Note 4, “Loans” and Note 5, “Purchased Credit Impaired Pools” of the Consolidated Financial Statements.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company establishes an estimated allowance for inherent loan losses and records the change in this estimate through charges to current period earnings.

Successor Company

The ALLL of $3.6 million and $520,000 at June 30, 2011, and December 31, 2010, respectively, is for the loans originated and purchased since the Transaction Date. The increase of ALLL of $3.1 million since December 31, 2010, can be attributed in large part to the purchases and originations since December 31, 2010.

The loans originated and purchased at June 30, 2011, have a carrying balance of $310.8 million and a ratio of ALLL compared to the newly originated and purchased loans of 1.2%. At December 31, 2010, the loans originated since the Transaction Date had a carrying balance of $14.7 million and a ratio of ALLL compared to the newly originated loans of 3.5%.

ALLL Model Methodology

The methodology used to calculate the ALLL is described in Note 1, “Summary of Significant Accounting Policies” and in Note 6, “Allowance for Loan and Lease Losses” of the Consolidated Financial Statements.

Loan Losses

Successor Company

Net charge-offs during the six months ended June 30, 2011, were $409,000. The net charge-offs during the six months ended June 30, 2011, by loan type is disclosed in Note 6, “Allowance for Loan and Lease Losses” of the Consolidated Financial Statements. Charge-off activity for PCI Loan Pools is primarily accounted for within the nonaccretable discount for the PCI Term Pools and purchase discount for PCI Revolving Pools.

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

A loan may be restructured when the Company determines that a borrower’s financial condition has deteriorated, but still has the ability to repay the loan.  A loan is considered to be TDR when the original terms have been modified in favor of the borrower such that either principal or interest has been forgiven, contractual payments are deferred, or the interest rate is reduced.  Once a loan has been restructured for a customer, the Company considers the loan to be nonaccrual for a minimum of six months.  Once the borrower has made their payments as contractually required for six months, the loan is reviewed and interest may again be accrued.

Except for loans in the PCI Revolving Pools and loans originated or purchased since the Transaction Date, loans that had been classified as TDRs because the Company had negotiated concessionary terms are not reported as TDRs after the application of purchase accounting because the process of revaluing them takes into account the probability of the borrower being able to remain current with the restructured terms.

Note 6, “Allowance for Loan and Lease Losses” of the Consolidated Financial Statements provides an aging table of past due loans on an individual basis based on their contractual obligation.  If a loan is in a PCI Term Pool and contractually past due, the loan is reported in the aging table as a past due loan but, still accruing.  The aging table provides the net carrying value of all loans in a current, past due and loans past due 90 days or more on nonaccrual status.  Nonaccrual loans, including TDRs, were $21.7 million at June 30, 2011, compared to $14.0 million at December 31, 2010.

The reporting for nonperforming loans was significantly impacted by the classification of all purchased loans as either PCI Term Pools or PCI Revolving Pools.   The accounting for PCI Term Pools and PCI Revolving Pools is described in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.   All loans were written down to their fair value which is based on the expected cash flows for both interest and principal, net charge-offs and prepayments expected to be received.  Therefore no loans recorded as of the Transaction Date are classified as nonaccrual except for loans which are in the PCI Revolving Pools and any loans originated or purchased since the Transaction Date which met the criteria as a nonperforming loan.  At June 30, 2011, and December 31, 2010, there were no loans which had been originated or purchased since the Transaction Date which are considered to be nonperforming.

Other Real Estate Owned

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

OREO is recorded at the lower of its carrying value or fair value less estimated costs to sell.  At June 30, 2011 and December 31, 2010, the balance of OREO was $46.4 million and $40.8 million, respectively.  The increase of $5.6 million was due to the addition of $33.3 million of new OREOs, sales of $24.1 million and an increase in the valuation allowance of $3.6 million.

OTHER ASSETS

Included within other assets are BOLI, LIHTCPs, Receivables, and FHLB stock.

Successor Company

Other assets were $241.8 million at June 30, 2011, compared to $284.3 million at December 31, 2010, a decrease of $42.5 million or 14.9%.  This decrease is attributed primarily to the payments of $50.1 million from the IRS which was applied against the corporate tax receivable, offset by increased OREO of $6.1 million.  At December 31, 2010, the corporate tax receivable was $56.8 million, the amount estimated to be recovered through carryback of NOLs.   For more information refer to Note 9, “Deferred Tax Assets and Tax Provision” of the Consolidated Financial Statements.  The increase in OREO was primarily due to $33.8 million in new OREO properties, offset by sales of $24.1 million and valuation allowances of $3.6 million since December 31, 2010.

DEPOSITS

Successor Company

The deposit balances by category are summarized as of June 30, 2011, and December 31, 2010 in the table below.

	Successor Company
	June 30, 2011	December 31, 2010
	(dollars in thousands)
Noninterest bearing deposits	$1,045,475	$1,099,260
Interest bearing deposits:
NOW accounts	885,307	938,228
Money market deposit accounts	363,037	314,362
Other savings deposits	494,879	434,896
Time deposits	1,813,804	2,121,542

Total deposits	$4,602,502	$4,908,288

At June 30, 2011, deposits were $4.60 billion, a decrease of $305.8 million since December 31, 2010.  The decrease in deposits is generally attributed to a decline in time deposits of $307.7 million.   The decrease in time deposits occurred from high rate time deposits maturing, which were not renewed.  Money market deposits increased by $48.7 million to $363.0 million since December 31, 2010, as some of the matured time deposits were reinvested into money market accounts.  Similarly, other savings deposits of $494.9 million at June 30, 2011, increased by $60.0 million from December 31, 2010.

CAPITAL RESOURCES

Capital Adequacy Standards

The Company and SBB&T are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements as specified by the regulatory framework for prompt corrective action could cause the regulators to initiate certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements.  For additional information regarding the Company’s capital refer to Note 21, “Shareholders’ Equity” and Note 23, “Regulatory Capital Requirements” of the Consolidated Financial Statements of the 2010 Form 10-K .

The Company’s and SBB&T’s capital ratios as of June 30, 2011, and December 31, 2010, were as follows:

	Successor Company
	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
June 30, 2011
Company	$689,537	$674,065	$3,764,366	$5,826,310	18.3%	17.9%	11.6%
SBB&T	619,599	604,127	3,764,498	5,826,975	16.5%	16.0%	10.4%

December 31, 2010
Company	$646,324	$633,938	$3,909,351	$6,149,932	16.5%	16.2%	10.3%
SBB&T	575,049	562,663	3,909,482	6,133,212	14.7%	14.4%	9.2%

Minimum Capital Ratios required by the Operating Agreement					12.0%	N/A	8.0%
Generally required minimum ratios to be classified as well-capitalized					10.0%	6.0%	5.0%
Generally required minimum ratios to be classified as adequately capitalized					8.0%	4.0%	4.0%

The minimum capital ratios required to be considered “well capitalized” and “adequately capitalized” under generally applicable regulatory guidelines are included in the table above.  As of June 30, 2011, and December 31, 2010, both the Company and SBB&T met the minimum levels for the three regulatory ratios to be considered “well capitalized.”

On September 2, 2010, the OCC issued a Modification of Existing Consent Order, pursuant to which the OCC terminated Article III of the Consent Order issued by the OCC on May 11, 2010.  Article III of the Consent Order had required, among other things, that the Bank achieve and maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 9% of adjusted total assets by September 8, 2010.  Also on September 2, 2010, the Bank entered into the Operating Agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years have elapsed since the effective date of the Operating Agreement.  The Bank was in compliance with these minimum capital ratios at June 30, 2011, with a total risk-based capital ratio of 16.5% and a Tier 1 leverage ratio of 10.4%.

Additional Capital

In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk.  As part of this ongoing assessment, the Board of Directors reviews the various components of capital, the costs, benefits and impact of raising additional capital and the availability of alternative sources of capital.  Based on the Board of Directors analysis of the Company’s capital needs (including any capital needs arising out of its financial condition and results of operations or from any acquisitions it may make) and the input of the regulators, the Company could decide or be required by its regulators to raise additional capital.

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

Dividends from the Bank

The principal source of funds from which Bancorp services its debt and pays its obligations and dividends is the receipt of dividends from the Bank.  The availability of dividends from the Bank is limited by various statutes and regulations.  Pursuant to the Operating Agreement, the Bank may not pay a dividend or make a capital distribution to Bancorp without prior approval from the OCC or until September 2, 2013.   The Written Agreement also restricts the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the Reserve Bank.  At June 30, 2011, Bancorp held $73.8 million in cash, which is sufficient to service its debts for the foreseeable future.

Deferral of Interest on Trust Preferred Securities

In the second quarter of 2009, the Company elected to defer regularly scheduled interest payments on its outstanding $69.4 million of junior subordinated notes relating to its trust preferred securities.  During the deferral period, interest continues to accrue on the junior subordinated notes at the stated coupon rate, including the deferred interest, and the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or are junior to the junior subordinated notes.  As of June 30, 2011, the Company has accrued but not paid $4.6 million of interest expense for the junior subordinated notes.

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

LIQUIDITY

Liquidity risk is the risk of an institution being unable to meet obligations when they come due and includes an inability to manage unplanned decreases or changes in funding sources.  Liquidity risks can be segmented into two categories, either exogenous or endogenous risks.  Exogenous risks are systemic in nature and typically outside the control of an organization and affect all market participants to varying extents (e.g. the disruptions in the overall asset securitization market).  Endogenous risks are localized to a specific organization and are usually within its control (e.g. poor liquidity management or headline risk).

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

The Company measures liquidity risk through the use of projected cash flow models that identify potential future net funding shortfalls by estimating expected cash inflows and outflows arising from assets, liabilities, derivatives, operations, and off-balance sheet arrangements over a variety of time horizons, under normal conditions and a range of stress scenarios, including scenarios of severe stress.  This liquidity cash flow model allows the Company to effectively manage the timing of incoming cash flows with outgoing cash flows, and to identify and remediate potential future net funding shortfalls below the Board of Director’s approved risk tolerances.

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

Successor Company

Current Liquidity Status

At June 30, 2011, the Bank had a total facility amount of $1.11 billion at the FHLB and unused borrowing capacity of $1.07 billion.  The Bank had unused borrowing capacity with the Reserve Bank of $338.5 million at June 30, 2011.

Maturity of Liabilities

At June 30, 2011, the Bank had a total of $283.1 million of brokered CDs and $45.9 million of Certificate of Deposit Account Registry Service (“CDARs”) CDs.  The brokered CDs, excluding CDARS, have maturities from July 2011 through January 2014, with no more than $55.3 million maturing in any one month and no more than $100.4 million maturing in any one quarter.

Of the $1.48 billion in retail or non-brokered CDs at June 30, 2011, approximately $577 million will mature in 2011, with $282 million maturing in the third quarter of 2011, $295 million in the fourth quarter of 2011, $180 million in the first quarter of 2012, and $185 million in the second quarter of 2012.  During the period between July 1, 2012 and December 31, 2012, $200 million of CDs are expected to mature; and during the twelve months ended December 31, 2013, $191 million are expected to mature.  The remaining approximately $147 million have maturities extending out as far as 2039.  The Bank expects that most maturing retail CDs will roll over into new certificates.

Liquidity Ratio

A prevailing liquidity ratio used in the banking industry is the net non-core funding dependence ratio and the short term non-core funding ratio as defined by regulatory practice.  This ratio measures the proportion of long term assets such as loans and securities with remaining maturities of over one year that are funded by non-core funding sources and short term non-core funding sources.  The Company’s net non-core funding dependency ratio was 12.26% at June 30, 2011.

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

EVE shock simulations model the effects of an instantaneous and sustained change in interest rates (in increments of +/- 100 basis points) on assets and liabilities and measures the resulting increase or decrease to the Company’s equity position.  EVE is the discounted value of future cash flows of all interest rate sensitive assets minus all interest rate sensitive liabilities, plus the book value of tangible noninterest rate sensitive assets minus tangible noninterest rate sensitive liabilities.

NII shock simulations model the effects of an instantaneous and sustained change in interest rates (in increments of +/- 100 basis points) on future net interest income.  NII simulates the effects that repricing has on both interest rate sensitive assets and liabilities.  Shock analysis is objective and facilitates comparability.  It is not entirely realistic in that it assumes an instantaneous and equal impact on all market rates and not all market rates respond in a parallel fashion to rising or falling interest rates.  This causes asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in interest rates.

The Company measures its market risk exposure by performing +/- 200 basis point EVE shock simulations and measures the increase or decrease to the Company’s EVE position.  The Company’s Board of Directors (“BOD”) has set a 15% limit for the change in equity in such simulation.  The Company measures interest rate risk by performing +/- 200 basis point NII shock simulation and measures the increase or decrease in NII against the projected NII assuming flat rates over the next twelve months.  The BOD has set a 10% limit for the change in net interest income in such simulation.  At June 30, 2011, and March 31, 2011, the Company met the BOD approved limits for both EVE and NII.

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

The Company manages its exposure by changing the mix of either assets or liabilities to reduce asset-liability mismatches.  This may include buying or selling financial instruments, changing the mix of repricing features as financial instruments come due, diversifying its financial instrument exposure, or reducing position sizes.

The Company can also manage its financial instrument exposure by entering into derivative contracts such as futures, forwards, swaps, or option contracts.  Accordingly, the Company’s evaluation of market risk needs to consider both derivative positions along with the non-derivative positions intended to be hedged.  While derivative instruments are effective hedging tools, the Company generally has been successful at maintaining its interest rate risk profile within policy limits strictly from proactive asset/liability strategies without the use of derivatives.

EVE Summary

The results of modeled EVE interest rate shock for June 30, 2011, and March 31, 2011, are as follows:

Successor Company

At June 30, 2011, and March 31, 2011, the Company’s modeled EVE was $635 million and $589 million, respectively.  Assuming an instantaneous 200 basis points (“bps”) increase in interest rates, the Company’s projected EVE would decrease by approximately $9 million or -1.5% from the $635 million base amount at June 30, 2011, and $12 million or -2.1% from the $589 million base amount at March 31, 2011.  Assuming an instantaneous 200 bps decrease in interest rates, the Company’s projected EVE would decrease by $6 million or -1.1% at June 30, 2011, and $21 million or -3.5% at March 31, 2011.  These changes are within the Company’s policy limit of a 15% decline in EVE.

NII Summary

The results of modeled NII interest rate shock for the forward three months beginning June 30, 2011, and March 31, 2011, are as follows:

NII Shock Summary Report - June 30, 2011

($ in millions)

	DN 200	Base	UP 200
Interest Income	$ 237	$ 248	$ 281
Interest Expense	32	42	61
Net Interest Income:	**$ 205**	**$ 206**	**$ 220**
	-0.4%		**6.6%**
Policy limit for change in rate:	-10.0%		-10.0%
Within limit:	Yes		Yes

NII Shock
6.6%
-0.4%
15.0%
10.0%
5.0%
0.0%
-5.0%
-10.0%
-15.0%
DN 200
Base
UP 200
6/30/2011
Policy limit for change in rate:

NII Shock Summary Report - March 31, 2011

($ in millions)

	DN 200	Base	UP 200
Interest Income	$ 243	$ 255	$ 289
Interest Expense	33	44	66
Net Interest Income:	**$ 210**	**$ 211**	**$ 223**
	-0.6%		**5.8%**
Policy limit for change in rate:	-10.0%		-10.0%
Within limit:	Yes		Yes

NII Shock
5.8%
-0.6%
15.0%
10.0%
5.0%
0.0%
-5.0%
-10.0%
-15.0%
DN 200
Base
UP 200
3/31/2011
Policy limit for change in rate:

Successor Company

At June 30, 2011, the Company’s modeled projection for net interest income over the next twelve months was $206 million.  Assuming an instantaneous 200 bps increase in interest rates, the Company’s projected NII would increase by approximately $14 million or 6.6% from the $206 million base amount.  Assuming an instantaneous 200 bps decrease in interest rates, including a rate floor at zero percent, the Company’s projected NII would decrease by $1 million or -0.4%.  These changes are within the Company’s policy limit of a 10% decline in NII.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

GLOSSARY

Accretion: When an asset is purchased at a discount, the discount is recognized or accreted into interest income over the estimated contractual life of an asset.

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

Bps (Basis Points): One hundredth of a percentage point.  For example, 1.0% is 100 basis points.

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

MCM: Morton Capital Management

MD&A: Management’s Discussion and Analysis

MBS: Mortgage Backed Securities

Net Interest Income (NII): The difference between the interest income earned on interest earning assets and the interest expense paid on interest bearing liabilities.

Net interest margin: Net interest income expressed as a percentage of average earning assets.  It is used to measure the difference between the average rate of interest earned on assets and the average rate of interest that is paid on liabilities used to fund those assets.

NOW: Negotiable Order of Withdrawal

OCC: Office of the Comptroller of the Currency

OCI: Other Comprehensive Income

GLOSSARY- CONTINUED

OREO: Other Real Estate Owned

OTC: Over the Counter

PCAOB: Public Company Accounting Oversight Board

PCI: Purchased Credit Impaired loans

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

Reserve Bank: Federal Reserve Bank of San Francisco

Reserve Board: Board of Governors of the Federal Reserve System

REWA: R.E. Wacker Associates

SBA: Small Business Administration

SBB&T: Santa Barbara Bank & Trust and Santa Barbara Bank & Trust, National Association

SEC: Securities and Exchange Commission

SFAS: Statement of Financial Accounting Standards issued by the FASB.

TDR: Troubled debt restructured, restructured loans

TT&L: Treasury tax and loan

Weighted average rate: Any interest rate that is calculated by dividing the total interest by the computed average balance.

Wholesale funding: Borrowings from other financial institutions and deposits received from sources other than through customer relationships.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 11, “Commitments and Contingencies” of the Consolidated Financial Statements of this Form 10-Q.

ITEM 1A.	RISK FACTORS

There are a number of factors that may adversely affect the Company’s business, financial condition or results of operations. Refer to “Risk Factors” in the 2010 Form 10-K for discussion of these risks. Such risks have not materially changed since the filing of the 2010 Form 10-K, except as described below:

The recent downgrade of the United States government’s credit rating by Standard & Poor’s could result in economic uncertainty and a significant change in interest rates, either of which could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.

On August 2, 2011, legislation was enacted to increase the federal debt ceiling and to reduce future United States government spending levels. Notwithstanding the passage of this legislation, there remains uncertainty about whether and when the United States government will implement the budget cuts, which has resulted in continued concerns that the United States government could default on its obligations in the future. On August 5, 2011, Standard & Poor’s downgraded the United States government’s credit rating as a result of its belief that the legislation was inadequate to address the country’s growing debt burden. Standard & Poor’s decision to downgrade the United States government’s credit rating could create broader financial and global banking turmoil and uncertainty and could lead to a significant change in interest rates. These events could cause the interest rates on the Company’s borrowings and the cost of the Company’s capital to change significantly and negatively impact performance of the Company’s investment portfolio. These adverse consequences could also extend to the Company’s customers and, as a result, could materially and adversely affect the ability of the Company’s borrowers to continue to pay their obligations as they become due and the Company’s ability to continue to originate loans on favorable terms. These consequences could be exacerbated if other credit rating agencies decide to downgrade the United States government’s credit rating in the future. Furthermore, the downgrade of the United States government’s credit rating could result in significant volatility in global stock markets, which could cause the market price of the Company’s common stock to decrease significantly. Any of these outcomes could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Form of Restricted Stock Unit Agreement for the Pacific Capital Bancorp 2010 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed June 15, 2011. x
31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.1	Certification of Carl B. Webb.

	31.2	Certification of Mark K. Olson.

32.	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Carl B. Webb and Mark K. Olson.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Pacific Capital Bancorp

By /s/ Carl B. Webb	August 12, 2011
Carl B. Webb	Date
Chief Executive Officer

By /s/ Mark K. Olson	August 12, 2011
Mark K. Olson	Date
Executive Vice President and Chief Financial Officer