Form 10-Q
period 2011-09-30
PACIFIC CAPITAL BANCORP /CA/
filed 2011-11-10
CIK 357264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  ☐    No   ☒

Number of shares of common stock of the registrant outstanding as of October 31, 2011: 32,904,997

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

Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements. The Company cautions the reader of these statements therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

¡

inability to continuously satisfy the higher minimum capital ratios that Santa Barbara Bank & Trust, N.A. (the “Bank” or “SBB&T”) is required to maintain pursuant to the Operating Agreement dated September 2, 2010 (the “Operating Agreement”) by and between the Bank and the Office of the Comptroller of the Currency (the “OCC”);

¡

the effect of other requirements of the Operating Agreement and the requirements of the Consent Order issued by the OCC on May 11, 2010 (as modified, the “Consent Order”) and the Written Agreement dated May 11, 2010 (“Written Agreement”), by and between the Company and the Federal Reserve Bank of San Francisco (the “Reserve Bank”), and any further regulatory actions;

¡	inability to generate assets on acceptable terms or at all;

¡	Management’s ability to effectively execute the Company’s business plan;

¡	inability to raise additional capital, if and when necessary, on acceptable terms or at all;

¡	inability to receive dividends from the Bank;

¡

costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;

¡	changes in capital classification;

¡	the impact of current economic conditions and the Company’s results of operations on its ability to borrow additional funds to meet its liquidity needs;

¡	local, regional, national and international economic conditions and events and the impact they may have on the Company and its customers;

¡	changes in the economy affecting real estate values;

¡	inability to attract and retain deposits;

¡	changes in the level of nonperforming assets and charge-offs;

¡	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

¡	changes in the financial performance and/or condition of the Bank’s borrowers;

¡	effect of additional provision for loan losses;

¡	long term negative trends in the Company’s market capitalization;

¡	effects of any changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the “Reserve Board”);

¡	inflation, interest rate, cost of funds, securities market and monetary fluctuations;

¡	political instability;

¡	acts of war or terrorism, natural disasters such as earthquakes or fires, or the effects of pandemic flu;

¡	the timely development and acceptance of new products and services and perceived overall value of these products and services by users;

¡	changes in consumer spending, borrowings and savings habits;

¡	technological changes, including the implementation of new systems;

¡	changes in the Company’s organization, management, compensation and benefit plans;

¡	competitive pressures from other financial institutions;

¡	continued consolidation in the financial services industry;

¡	inability to maintain or increase market share and control expenses;

¡	impact of reputational risk on such matters as business generation and retention, funding and liquidity;

¡	rating agency downgrades;

¡	continued volatility in the credit and equity markets and its effect on the general economy;

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

¡	other factors that are described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”); and

¡	the Company’s success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

Definition of Terms

Specific accounting and banking industry terms and acronyms used throughout this document are defined in the glossary on pages 100 through 101.

ITEM 1.	FINANCIAL STATEMENTS

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share amounts)

	Successor Company
	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and due from banks	$41,907	$45,820
Interest bearing demand deposits in other financial institutions	263,739	450,044

Cash and cash equivalents	305,646	495,864
Investment securities available for sale	1,447,246	1,278,100
Loans held for sale	3,727	16,512
Loans held for investment	3,620,463	3,759,829
Allowance for loan and lease losses	(4,288)	(520)

Net loans held for investment	3,616,175	3,759,309
Premises and equipment, net	74,589	71,465
FHLB stock and other investments	79,009	86,331
Goodwill and other intangible assets	91,403	93,700
Other assets	225,300	284,267

TOTAL ASSETS	$5,843,095	$6,085,548

LIABILITIES
Deposits
Noninterest bearing	$1,122,350	$1,099,260
Interest bearing	3,469,034	3,809,028

Total deposits	4,591,384	4,908,288
Securities sold under agreements to repurchase	316,741	319,737
Other borrowings	100,117	121,014
Other liabilities	89,874	93,826

TOTAL LIABILITIES	5,098,116	5,442,865
SHAREHOLDERS’ EQUITY
Common stock ($0.001 par value; 50,000 authorized; 32,905 and 32,901 shares issued and outstanding at September 30, 2011, and December 31, 2010, respectively)	33	33
Paid in capital	650,582	650,010
Retained earnings	83,951	25,744
Accumulated other comprehensive income/(loss)	10,413	(33,104)

TOTAL SHAREHOLDERS’ EQUITY	744,979	642,683

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,843,095	$6,085,548

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars and shares in thousands, except per share amounts)

	Successor Company			Predecessor Company
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010
Interest income
Loans	$58,271	$182,435	$20,382	$38,971	$166,581
Trading assets	–	–	–	19	143
Investment securities	7,229	20,337	1,529	4,660	20,052
Other	548	1,711	263	755	2,963

TOTAL INTEREST INCOME	66,048	204,483	22,174	44,405	189,739
Interest expense
Deposits	6,149	19,645	2,381	11,223	46,513
Securities sold under agreements to repurchase	2,502	7,088	319	1,368	5,389
Other borrowings	1,549	7,427	1,320	6,800	28,426

TOTAL INTEREST EXPENSE	10,200	34,160	4,020	19,391	80,328

NET INTEREST INCOME	55,848	170,323	18,154	25,014	109,411
Provision for loan losses	787	4,253	55	15,000	171,583

NET INTEREST INCOME/(LOSS) AFTER PROVISION FOR LOAN LOSSES	55,061	166,070	18,099	10,014	(62,172)
Noninterest income
Service charges and fees	5,879	17,509	1,796	3,699	14,901
Trust and investment advisory fees	5,266	15,920	1,616	3,452	14,035
(Loss)/gain on securities, net	(35)	(251)	(31)	679	5,667
Other	1,883	5,196	632	1,597	1,155

TOTAL NONINTEREST INCOME	12,993	38,374	4,013	9,427	35,758
Noninterest expense
Salaries and employee benefits	25,867	71,860	7,081	15,139	58,816
Net occupancy expense	6,042	17,396	2,018	4,208	15,494
Other	16,187	57,290	8,055	27,991	75,653

TOTAL NONINTEREST EXPENSE	48,096	146,546	17,154	47,338	149,963

INCOME/(LOSS) BEFORE INCOME TAX BENEFIT	19,958	57,898	4,958	(27,897)	(176,377)
Income tax benefit	(515)	(309)	–	(1,809)	(4,742)

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	20,473	58,207	4,958	(26,088)	(171,635)
Expense from discontinued operations, net of tax	–	–	–	(36)	(1,429)
Gain on sale of discontinued operations, net of tax	–	–	–	–	8,160

(Expense)/income from discontinued operations, net	–	–	–	(36)	6,731

NET INCOME/(LOSS)	20,473	58,207	4,958	(26,124)	(164,904)
Dividends and accretion on preferred stock	–	–	–	1,755	6,938

NET INCOME/(LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$20,473	$58,207	$4,958	$(27,879)	$(171,842)

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars and shares in thousands, except per share amounts)

(continued)

	Successor Company			Predecessor Company
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010
Earnings/(loss) per share from continuing operations:
Basic	$0.62	$1.77	$0.51	$(51.66)	$(359.07)
Diluted	$0.62	$1.77	$0.17	$(51.66)	$(359.07)
Earnings/(loss) per share from discontinued operations:
Basic	$–	$–	$–	$(0.07)	$14.08
Diluted	$–	$–	$–	$(0.07)	$14.08
Earnings/(loss) per share applicable to common shareholders:
Basic	$0.62	$1.77	$0.51	$(55.21)	$(359.50)
Diluted	$0.62	$1.77	$0.17	$(55.21)	$(359.50)
Weighted average number of common shares outstanding:
Basic	32,905	32,904	9,631	505	478
Diluted	32,958	32,928	29,094	505	478

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME/(LOSS) (unaudited)

(dollars and shares in thousands)

	Common Stock			Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Shareholders Equity
	Shares	Amount	Paid in Capital

Successor Company
Balance, December 31, 2010	32,901	$33	$650,010	$(33,104)	$25,744	$642,683
Net income	–	–	–	–	58,207	58,207
Other comprehensive income:
Unrealized gain on AFS securities	–	–	–	43,266	–	43,266
Realized loss on sale and calls of AFS securities included in earnings	–	–	–	251	–	251

Total comprehensive income						101,724
Stock option compensation	–	–	97	–	–	97
Restricted stock activity (1)	4	–	475	–	–	475

Balance, September 30, 2011	32,905	$33	$650,582	$10,413	$83,951	$744,979

(1)	The amount recognized as compensation expense related to restricted stock awards for the three and nine months ended September 30, 2011 was approximately $432,000 and $483,000, respectively.

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME/(LOSS) (unaudited)

(dollars and shares in thousands)

(continued)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Paid in Capital

Predecessor Company
Balance, December 31, 2009	181	$176,742	467	$11,689	$123,886	$14,352	$37,934	$364,603
Net loss	–	–	–	–	–	–	(164,904)	(164,904)
Other comprehensive loss:
Unrealized gain on AFS securities	–	–	–	–	–	8,587	–	8,587
Realized gain on sale and calls of AFS securities included in earnings	–	–	–	–	–	(3,055)	–	(3,055)
Postretirement expense obligation arising during period	–	–	–	–	–	(1,888)	–	(1,888)

Total comprehensive loss								(161,260)
Amortization of preferred stock discount	–	583	–	–	–	–	(583)	-
Accrued stock dividends not paid	–	–	–	–	–	–	(6,355)	(6,355)
Stock option compensation	–	–	–	–	401	–	–	401
Restricted stock activity (1)	–	–	5	116	2,322	–	–	2,438

Balance, August 31, 2010	181	177,325	472	11,805	126,609	17,996	(133,908)	199,827

Sucessor Company
Exchange of accumulated dividends of Series B Preferred Stock for Series D
Preferred Stock	14	14,517	–	–	–	–	–	14,517
Purchase accounting adjustments	–	(119,676)	–	(11,805)	(117,071)	(17,996)	133,908	(132,640)
Issuance of Preferred and Common Stock to SB Acquisition Company	455	455,000	2,250	3	44,997	–	–	500,000
Acquirer costs	–	–	–	–	(7,889)	–	–	(7,889)
Issuance of common stock warrants	–	–	–	–	209	–	–	209

Balance, September 1, 2010	650	527,166	2,722	3	46,855	–	–	574,024

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME/(LOSS) (unaudited)

(dollars and shares in thousands)

(continued)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Paid in Capital

Sucessor Company
Net income	–	–	–	–	–	–	4,958	4,958
Other comprehensive loss:
Unrealized loss on AFS securities	–	–	–	–	–	(1,526)	–	(1,526)
Realized loss on sale and calls of AFS securities included in earnings	–	–	–	–	–	31	–	31

Total comprehensive income								3,463
Conversion of Series C and Series D Preferred Stock to Common Stock	(650)	(527,166)	26,356	26	527,140	–	–	–

Balance, September 30, 2010	–	–	29,078	29	573,995	(1,495)	4,958	577,487
Net income	–	–	–	–	–	–	20,786	20,786
Other comprehensive loss:
Unrealized loss on AFS securities	–	–	–	–	–	(31,610)	–	(31,610)
Realized loss on sale and calls of AFS securities included in earnings	–	–	–	–	–	1	–	1

Total comprehensive loss								(10,823)
Rights offering, net	–	–	3,822	4	76,015	–	–	76,019
Restricted stock activity (1)	–	–	1	–	–	–	–	–

Balance, December 31, 2010	–	$–	32,901	$33	$650,010	$(33,104)	$25,744	$642,683

(1)

The amount recognized as compensation expense related to restricted stock awards for the eight months ended August 31, 2010 was $2.5 million. There was no stock based compensation expense recognized during the one month ended September 30, 2010, and the three months ended December 31, 2010.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Eight Months Ended August 31, 2010
OPERATING ACTIVITIES:
Net income/(loss) from continuing operations	$58,207	$4,958	$(171,635)
Net income from discontinued operations	–	–	6,731

Net income/(loss)	58,207	4,958	(164,904)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	4,253	55	171,583
Depreciation, amortization and accretion	8,170	(1,940)	11,004
Accretion of acquired loans	(149,388)	(17,546)	–
Stock-based compensation	580	–	2,888
Net amortization of discounts and premiums for investment securities	4,403	491	(941)
Operating lease impairment	–	–	1,860
(Gains)/losses on sale of assets	(5,687)	(236)	(11,294)
Changes in loans originated for sale	12,785	25,570	14,992
Collection of taxes receivable	49,594	–	–
Changes in other assets	17,625	(4,188)	(25,634)
Changes in other liabilities	(8,018)	(15,234)	14,240

NET CASH (USED IN)/ PROVIDED BY OPERATING ACTIVITIES	(7,476)	(8,070)	13,794
INVESTING ACTIVITIES:
Proceeds from loan sales	3,298	–	37,628
Loan originations and principal collections, net	463,806	50,528	500,578
Purchase of loans held for investment	(224,780)	–	–
Proceeds from sale of AFS securities	10,709	–	69,133
Principal pay downs, calls and maturities of AFS securities	282,923	8,458	462,282
Purchase of AFS securities	(423,915)	–	(232,314)
Purchase of Federal Reserve Bank stock	(576)	–	–
Purchase of premises and equipment, net	(10,154)	(156)	(767)
Proceeds from redemption of Federal Home Loan Bank Stock	7,889	–	5,415
Proceeds from sale of other real estate owned	39,367	5,261	12,373

NET CASH PROVIDED BY INVESTING ACTIVITIES	148,567	64,091	854,328

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

(continued)

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Eight Months Ended August 31, 2010
FINANCING ACTIVITIES:
Net decrease in deposits	(310,844)	(26,523)	(208,265)
Net decrease in short term borrowings	(1,668)	(196)	(39,416)
Proceeds from long term debt and other borrowings	–	–	75,000
Repayment of long term debt and other borrowings	(18,789)	(871,063)	(331,083)
Proceeds from issuance of Series C Preferred Stock	–	455,000	–
Proceeds from issuance of common stock	–	45,000	–
Acquirer expense	–	(7,889)	–
Other, net	(8)	–	(49)

NET CASH USED IN FINANCING ACTIVITIES	(331,309)	(405,671)	(503,813)

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(190,218)	(349,650)	364,309
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	495,864	1,244,310	924,416

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$305,646	$894,660	$1,288,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$34,362	$7,543	$81,512
Income taxes	4,278	–	–
Non-cash investing activity:
Net transfers from loans held for investment to loans held for sale	3,838	–	53,756
Transfers to other real estate owned	46,770	8,647	32,734
Transfers from trading securities to AFS securities	–	–	3,759
Non-cash financing activity:
Conversion of Series C Preferred Stock to common stock in conjunction with the Investment Transaction	–	455,000	–
Conversion of Series D Preferred Stock to common stock in conjunction with the Investment Transaction	–	72,167	–

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SBB&T conducts its banking in the counties of Santa Barbara, Ventura, Los Angeles, Monterey, San Luis Obispo, Santa Clara, Santa Cruz, and San Benito under the Santa Barbara Bank & Trust brand name. During the second quarter of 2011, the Company announced a change in the legal name of its wholly-owned nationally chartered banking subsidiary from Pacific Capital Bank, National Association to Santa Barbara Bank & Trust, National Association.

Basis of Presentation

The accompanying Consolidated Financial Statements of Pacific Capital Bancorp are unaudited and, in the opinion of Management, include all adjustments necessary for a fair statement of the Company’s financial position and results of operations for the periods presented. All inter-company balances and transactions are eliminated in consolidation.

The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010. The accompanying unaudited Consolidated Financial Statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and conform to practices within the financial services industry. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011. The Consolidated Financial Statements refer to “Management” within the disclosures. The Company’s definition of Management is the executive management team of the Company and its subsidiaries.

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the amount of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements. Although Management believes these estimates to be reasonably accurate, actual amounts may differ. In the opinion of Management, all adjustments considered necessary have been reflected in the financial statements during their preparation. Certain amounts in the 2010 Consolidated Financial Statements have been reclassified to be comparable with classifications used in the 2011 Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

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

Recapitalization through the Investment Transaction and Purchase Accounting

On August 31, 2010, pursuant to the terms of an Investment Agreement (the “Investment Agreement”), dated as of April 29, 2010, by and among the Company, the Bank and SB Acquisition Company LLC, a wholly-owned subsidiary of Ford Financial Fund, L.P. (the “Investor”), the Company issued to the Investor (i) 2,250,000 shares of common stock at a purchase price of $20.00 per share and (ii) 455,000 newly created shares of its Series C Convertible Participating Voting Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $1,000 per share (the purchase and sale of these securities, the “Investment Transaction”). The aggregate consideration paid to the Company by the Investor for these securities was $500 million in cash.

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

As a result of the adjustments required by purchase accounting, the Company’s balance sheets and results of operations from periods through August 31, 2010 are labeled as “Predecessor Company” and are not comparable to balance sheets and results of operations from periods after the close of business on August 31, 2010 (the “Transaction Date”), which are labeled as “Successor Company.” Purchase accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill. Although the $500 million in cash from the Investor was received on August 31, 2010, the purchase accounting adjustments are reflected in the Consolidated Financial Statements after the close of business on the Transaction Date. The purchase accounting transactions are reflected within the Successor Company’s Consolidated Financial Statements. Acquisition accounting requires that the valuation of assets, liabilities, and non-controlling interests be recorded in the acquiree’s records as well. Accordingly, the Company’s Consolidated Financial Statements and transactional records prior to the Investment Transaction reflect the historical accounting basis of assets and liabilities and are labeled “Predecessor Company,” while such records subsequent to the Investment Transaction are labeled “Successor Company” and reflect the push down basis of accounting for the new fair values in the Company’s Consolidated Financial Statements. This change in accounting basis is represented in the Consolidated Financial Statements by a vertical black line which appears between the columns entitled “Successor Company” and “Predecessor Company” on the statements or in separate tables labeled “Successor Company” and “Predecessor Company,” and in the relevant notes of the Consolidated Financial Statements. The black line signifies that the amounts shown for the periods prior to and subsequent to the Investment Transaction may not be comparable.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

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

SBB&T has three wholly-owned consolidated subsidiaries:

¡	MCM and REWA, registered investment advisors that provide investment advisory services to individuals, foundations, retirement plans and select institutional clients, and

¡	PCB Service Corporation, utilized as a trustee of deeds of trust in which SBB&T is the beneficiary.

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

Recent Accounting Pronouncements

During the nine months ended September 30, 2011, the following accounting pronouncements applicable to the Company were issued or became effective:

In January 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”). The ASU 2011-01 is temporarily delayed and the effective date has not been finalized. The ASU 2011-01 disclosures for troubled debt restructurings are delayed until the FASB completes its deliberations on what constitutes a troubled debt restructuring. In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies which loan modifications constitute troubled debt restructuring and is intended to assist creditors in determining whether a modification of the terms of a receivable meet the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The guidance was effective for the Company on July 1, 2011 and applies retrospectively to restructurings occurring on or after January 1, 2011. At the same time it adopts ASU 2011-02, the Company will be required to disclose the activity-based information about trouble debt restructuring (“TDRs”) that was previously deferred by ASU No. 2011-01. The adoption of the new guidance has not had a material impact on the Company’s Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (‘IFRS”), which updates Topic 820: Fair Value Measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which updates Topic 350: Intangibles – Goodwill and Other. The provisions of ASU 2011-08 permit an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity must then perform a quantitative analysis in its test for impairment. The provisions of ASU 2011-08 are effective for fiscal years beginning after December 15, 2011, and should be applied to annual and interim goodwill impairment testing. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. The adoption of the new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Investment Securities

All investment securities are debt securities and are classified as AFS. The appropriate classification is determined at the time of purchase. Securities classified as AFS are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported (net of income tax, if applicable) as an element of OCI. When AFS securities, specifically identified, are sold, the unrealized gain or loss is reclassified from OCI to noninterest income.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

When the estimated fair value of a security is lower than the book value, a security is considered to be temporarily impaired. On a quarterly basis, Management evaluates any securities in a loss position to determine whether the impairment is other-than-temporary. If there is intent to sell the security or if the Company will be required to sell the security or if the Company believes it will not recover the entire cost basis of the security, the security is other-than-temporarily impaired and impairment is recognized. The amount of impairment resulting from credit loss is recognized in earnings and impairment related to all other factors, such as general market conditions, is recognized in OCI.

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

Loans originated or purchased since the Transaction Date are included in “Loans Held for Investment” within these Consolidated Financial Statements and are referred to within these Consolidated Financial Statements as “Loans originated or purchased since the Transaction Date.” At September 30, 2011 and at December 31, 2010, a majority of the loans reported as Loans Held for Investment are PCI Loan Pools. The accounting for PCI Loan Pools is significantly different from the accounting for loans originated or purchased since the Transaction Date.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

The accounting policies for the loans originated or purchased since the Transaction Date are covered within this section, while the accounting for PCI Loan Pools is described in the section below called “Accounting for PCI Loan Pools.”

Interest income on all loans originated or purchased since the Transaction Date is accrued daily, except for loans in a nonaccrual status. Loan fees collected for the origination of loans less direct loan origination costs (net deferred loan fees) are amortized over the contractual life of the loan through interest income. If a loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the effective interest method over the contractual life of the loan. If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight line basis over the contractual life of the loan commitment. Loan fees received for loan commitments are recognized as interest income over the term of the commitment. When loans are repaid, any remaining unamortized balances of unearned fees, deferred fees and costs and premiums and discounts paid on purchased loans are accounted for through interest income.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

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

Accounting for PCI Loan Pools

Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments, are accounted for using the guidance for PCI Loan Pools, which is contained in the ASC 310-30, Receivables, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). In addition, the American Institute of Certified Public Accountants (“AICPA”) reached an understanding with the Securities and Exchange Commission (“SEC”) that permits an acquirer to elect to account for acquired loans that are not impaired by means of expected cash flows rather than contractual cash flows. This understanding is documented in a letter from the AICPA to the SEC dated December 18, 2009. The Company has elected an accounting policy to apply expected cash flows accounting guidance to all loans subject to the business combination and push-down accounting requirements for loan portfolios acquired in a business combination and will herein be referred to as “PCI Term Pools.”

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

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

Because PCI Term Pools are written down at acquisition to an amount estimated to be collectible and aggregated into pools, the classification and disclosures are at pool levels regardless of the underlying individual loan performance. PCI Term Pools are not reported as delinquent, nonaccrual, impaired or TDRs even though some of the underlying loans may be contractually past due, on nonaccrual, impaired or TDRs as the pool is evaluated as a single unit of account.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

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

Credit risk ratings of large problem loans in the commercial loan portfolio (loans secured by multifamily real estate, loans secured by commercial real estate, loans secured by the construction of multifamily or commercial real estate, commercial and industrial/commercial loans, and other) are reviewed, at a minimum, quarterly. A credit risk rating for a commercial loan may be assessed and generally require a credit risk rating change when the following events occur:

¡	new credit requests,

¡	loan renewals,

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

¡	review of borrower financial statements or non receipt of borrower financial statements when requested,

¡	appearance on delinquency reports,

¡	outside credit inquires,

¡	identified facts demonstrate change in risk of nonpayment,

¡	historical payment experience,

¡	current economic trends,

¡	emerging industry problems, and

¡	contact with borrower provides new credit information.

Credit risk ratings in the consumer loan portfolio (term and revolving loans secured by residential real estate for 1 to 4 families, secured consumer loans, and unsecured lines of credit for consumer loans) are assessed and generally require a credit risk rating change when the following events occur:

¡	new credit requests,

¡	deterioration of credit score,

¡	loan renewals,

¡	appearance on delinquency reports,

¡	identified facts demonstrate change in risk of nonpayment,

¡	historical payment experience, and

¡	contact with borrower provides new credit information.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

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

After reviewing the credit risk ratings in the loan portfolio, the second step is to develop an estimate of the loss inherent in individual loans or groups of similar loans. The estimation of probable losses takes into consideration the loan credit risk ratings and other factors such as:

¡	loan balances,

¡	loan pool segmentation,

¡	historical loss analysis,

¡	identification, review, and valuation of impaired loans,

¡	changes in the economy impacting lending activities,

¡	changes in the concentrations of various loan types,

¡	changes in the growth rate or volume of lending activities,

¡	changes in the trends for delinquent and problem loans,

¡	changes in the control environment or procedures,

¡	changes in the management and staffing effectiveness,

¡	changes in the loan review effectiveness,

¡	changes in the underlying collateral values of loans,

¡	changes in the competition/regulatory/legal issues,

¡	unanticipated events, and

¡	changes and additional valuation for structured financing and syndicated national credits.

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

For PCI Loan Pools, which represent 89.5% of the carrying value of the Company’s loans held for investment at September 30, 2011, there is no ALLL unless further deterioration of credit quality has occurred since the Transaction Date. These loans were recorded at fair value as of the Transaction Date based on the acquirer’s estimate of collections to be received. In addition, each quarter, Management must make a determination whether the estimate of expected cash flows from these loans needs to be revised. This determination is based on actual cash flows received and any information available about the borrowers and their financial condition that would lead Management to conclude that expected cash flows will be substantially different from what was estimated at the end of the last accounting period. Of the factors noted above for PCI Loan Pools, those that relate specifically to the borrower, to the economy, and to credit deterioration seen for similar borrowers or similar businesses or industries will be most relevant.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

As is indicated in the section above for PCI Loan Pools, the Company has aggregated all of these loans into pools with similar risk characteristics that have become the individual units of accounting. The estimates of expected cash flows are therefore calculated at the pool level. An unfavorable change in the estimate of expected cash flows due to credit may require the recognition of impairment by establishing an ALLL on a pool by pool basis. A favorable change in the estimate of expected cash flows – where it is significantly probable that the net realizable value exceeds the net carrying amount – would result in reversing any allowance previously established because of an unfavorable change, but no negative provision is recorded if the favorable change exceeds any previously recorded allowance. Instead, the excess expected cash flows are accreted into income over the remaining estimated terms of the loans in the pool.

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

Nonaccrual Loans, Impaired Loans, and Restructures of Troubled Debt

As discussed above in the PCI Loan Pools section, the accounting for purchased credit impaired loans has implications for classification and reporting disclosures of loans classified as nonaccrual, impaired, or TDRs. Because the Company’s loans were written down to fair value and pooled as of the Transaction Date, the carrying amount of these loans in the Company’s Consolidated Financial Statements is based upon amounts estimated to be collected. Term Pools are not classified as nonaccrual, impaired or TDRs even though some of the underlying loans may be contractually past due or nonperforming unlike the underlying loans in the PCI Revolving Pools which are required to be accounted for as delinquent, nonaccrual, impaired, or TDR. Quarterly, the individual pools are assessed for the overall collectability of the expected cash flows on a pool by pool basis.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

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

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. However, there are some loans that are termed impaired because of doubt regarding collectability of interest and principal according to the contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. Once a loan is identified as impaired, the amount of any impairment is determined based on the extent to which the Company’s recorded investment in the loan exceeds the loan’s estimated fair value. The Company determines an impaired loan’s fair value based on either the present value of the expected future cash flows, discounted at the loan’s effective interest rate, or the fair value of the collateral securing the loan. When using the fair value of the collateral securing an impaired loan as the basis for measuring impairment, the Company takes into consideration estimated costs to sell the collateral when determining it’s fair value. A valuation allowance is established for an impaired loan through a charge to earnings when the fair value of the loan is less than the Company’s recorded investment in the loan. An impaired loan may be placed back on accrual if the loan is no longer considered to be impaired. For additional information in obtaining the fair value of a loan, refer to Note 2, “Fair Value of Financial Instruments,” of these Consolidated Financial Statements.

A loan may be restructured when the Company determines that a borrower’s financial condition has deteriorated, but still has the ability to repay at least some portion of the loan. A loan is considered to be a TDR when the borrower is experiencing financial difficulty, and the original terms have been modified in favor of the borrower such that either principal or interest has been forgiven, contractual payments are deferred, or the interest rate is reduced. A loan may also be considered a TDR when the loan of a financially troubled borrower is renewed with the same terms as were offered when the borrower was not troubled because it is normally expected that interest rates will be higher to cover the increased credit risk from a troubled borrower.

Additional information regarding loans classified nonaccrual, impaired, and TDRs is disclosed in Note 6, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

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

Leases

The Company leases a majority of its branches and support offices. Most of these leases are operating leases for which a monthly rental expense is recognized. However, when the terms of the lease are such that the Company is leasing the building for most of its useful economic life or the present value of the sum of lease payments represents most of the fair value of the building, the transaction is accounted for as a capital lease. In a capital lease, the building is recognized as an asset of the Company and the net present value of the contracted lease payments is recognized as a long term liability. The long term liability recognized as part of a capital lease is accounted for using the interest method, and is included in other borrowings of the Company’s Consolidated Financial Statements. The Company’s capital leases were recorded at fair value in conjunction with the Investment Transaction, and within the one year measurement period as permitted by GAAP. The amortization charge relating to assets recorded under capital leases is included with depreciation expense.

Some of the Company’s leases have cost-of-living adjustments based on the consumer price index. Some of the leases have fixed increases provided for in the terms or increases based on the index but have a minimum increase irrespective of the change in index. In these cases, the total fixed or minimum lease expense is recognized on a straight line basis over the term of the lease. As part of the purchase accounting due to the Investment Transaction, the Company evaluated all of its leases. A liability was recorded as of the Transaction Date because the contractual operating lease payments were above the current market rates for several leased properties in aggregate. The contractual obligations for operating and capital leases are disclosed in Note 9, “Premises and Equipment” of the 2010 Form 10-K’s Consolidated Financial Statements.

Goodwill and Intangible Assets

Intangible assets are generally acquired through an acquisition. If the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so, the acquired intangible asset will be a separately recognized asset. Such intangible assets are subject to amortization over their useful lives unless they have an indefinite life. Among these identifiable intangible assets are core deposit intangibles, customer relationship intangible (“CRI”), and trade name intangible. The Company amortizes core deposit intangibles and core relationship intangibles over their estimated useful lives.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

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

All of the goodwill recognized in the Company’s Consolidated Financial Statements as of September 30, 2011, is the result of the purchase accounting for the Investment Transaction. Additional information regarding goodwill and the computation of goodwill is disclosed in Note 2, “Business Combination—Investment Transaction” and Note 10, “Goodwill and Intangible Assets” of the 2010 Form 10-K’s Consolidated Financial Statements.

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

Other Real Estate Owned

Real estate acquired through foreclosure on a loan or by the surrender of real estate in lieu of foreclosure is called Other Real Estate Owned (“OREO”). OREO is recorded in the Company’s financial records at the lower of its carrying value or fair value of the OREO, less estimated costs to sell. If the outstanding balance of the loan is greater than the fair value of the OREO at the time of foreclosure, the excess of the loan balance over the fair value is charged-off against the ALLL before recording the asset as an OREO. OREOs are recorded as other assets within these Consolidated Financial Statements.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

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

Derivative Financial Instruments

GAAP requires that all derivatives be recorded at their fair value on the balance sheet. Certain derivative transactions that meet specified criteria qualify for hedge accounting under GAAP. The Company does not hold any derivatives that meet the criteria for hedge accounting and, gains or losses associated with changes in fair value are immediately recognized in noninterest income.

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

Stock-Based Compensation

The Company grants nonqualified stock options, restricted stock, and performance stock options and restricted stock units (“RSUs”) to directors and employees as a form of compensation. All stock-based compensation is accounted for in accordance with GAAP which requires compensation expense for the issuance of stock-based compensation be recognized over the vesting period of the share-based award or when it is probable that the performance stock grants performance measures will be met.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

The amount of compensation expense to be recognized for options is based on the fair value of the options, utilizing the Black-Scholes-Merton technique, at the date of the grant. The fair value for the options is estimated based on the length of their term, the volatility of the stock price in past periods, and other factors. Details regarding the accounting for stock-based compensation expense are disclosed in Note 21, “Shareholders’ Equity” of the 2010 Form 10-K’s Consolidated Financial Statements.

A valuation model is not used for pricing restricted stock because the value is based on the closing price of the Company’s stock on the grant date. The total value of the restricted stock is the number of shares granted multiplied by the stock price.

The amount of compensation expense to be recognized for performance stock grants is based on the probability of meeting specific performance goals. These estimates are reassessed at each reporting period, and if the probability has changed, the amount of expense is adjusted based on the most recent assessment of probability. For restricted stock, the employee receives any dividends paid on the stock from the time of the grant, but receives the restricted stock only when the vesting period has elapsed. For RSUs, since the shares are not issued and outstanding until vesting, the employee does not receive dividends on the stock until vested, at which time the shares are issued.

Discontinued Operations – RAL and RT Programs

The RAL (“Refund Anticipation Loan”) and RT (“Refund Transfer”) programs were sold in January 2010, requiring that the assets and liabilities of these programs be reported in the Consolidated Balance Sheets as “Assets from discontinued operations” and as “Liabilities from discontinued operations,” and that the results of operations from these programs be reported in a single line net of tax in the Consolidated Statements of Operations as “Expense from discontinued operations, net.” An abbreviated statement of operations for the programs is provided in Note 26, “Discontinued Operations—RAL and RT Programs” of the 2010 Form 10-K’s Consolidated Financial Statements. Because the sale of the programs occurred before the start of the 2010 tax season, there were only staff and operating expenses in 2010.

Income Taxes

The Company uses the asset and liability method, which recognizes a liability or asset representing the tax effects of future deductible or taxable amounts attributable to events that have been recognized in these Consolidated Financial Statements. Due to tax regulations, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes. These items represent “temporary differences.” The Company is required to provide in its Consolidated Financial Statements for the eventual liability or deduction in its tax return for these temporary differences until the item of income or expense has been recognized for both financial reporting and for taxes. The provision is recorded in the form of deferred tax expense or benefit as the temporary differences arise, with the accumulated amount recognized as a deferred tax liability or asset. Deferred tax assets represent future deductions in the Company’s income tax return, while deferred tax liabilities represent future payments to tax authorities. When realization of the benefit of a deferred tax asset is uncertain, the Company is required to recognize a valuation allowance so as not to overstate the realizability. The valuation allowance recorded by the Company in 2009 and maintained through the current period due to a lack of assurance of future taxable income against which to apply the benefit is discussed in Note 9, “Deferred Tax Assets and Tax Provision” of these Consolidated Financial Statements and in Note 13, “Deferred Tax Assets and Tax Provision” of the 2010 Form 10-K’s Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– CONTINUED

In August 2011, in connection with the Investment Transaction, the Company recorded a deferred tax liability of $5.2 million related to an indefinite life trade name intangible. This deferred tax liability will remain on the Company’s Consolidated Financial Statements as long as the Bank exists.

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

Once stock options are exercised, restricted stock vests, or once a performance measurement has been met, the shares are included in the actual weighted average shares outstanding rather than as common stock equivalents.

Statement of Cash Flows

For purposes of reporting cash flows, “cash and cash equivalents” includes cash and due from banks, Federal funds sold, and securities purchased under agreements to resell. Federal funds sold and securities purchased under agreements to resell are one-day transactions, with the Company’s funds being returned to it the next business day.

Segments

GAAP requires that the Company disclose certain information related to the performance of various segments of its business. Segments are defined based on how the chief operating decision maker of the Company views the Company’s operations. Management has determined that the Company has two reportable operating segments: (1) Commercial & Community Banking and (2) Wealth Management. The All Other segment is not considered an operating segment, but includes all corporate administrative support departments such as human resources, legal, finance and accounting, treasury, information technology, internal audit, risk management, facilities management, marketing, and the holding company. In the first quarter of 2010, the RAL and RT Programs were sold and were reported as discontinued operations. Up until the sale of the RAL and RT Programs, they were a separate operating segment but, due to the sale, this segment was removed from this disclosure. The factors used in determining these reportable segments are explained in Note 27, “Segments” of the 2010 Form 10-K’s Consolidated Financial Statements.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2.	FAIR VALUE OF FINANCIAL INSTRUMENTS – CONTINUED

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

Foreclosed Collateral

Foreclosed collateral is carried at the lower of its carrying value or fair value less estimated cost to sell. Fair value is determined by the lower of suggested market prices obtained from independent certified appraisers, the current listing price, or the net present value of expected cash flows of the asset received. When the fair value of the collateral is based on a current appraised value or the appraised value, the asset is classified as nonrecurring Level 2. When a net present value technique using the cash flows of the asset received is used, the asset is classified as nonrecurring Level 3.

Mortgage and Other Loan Servicing Rights

Servicing rights are carried at the lower of amortized cost or estimated fair value. Servicing rights are subject to quarterly impairment testing. When the fair value of the servicing rights is lower than their carrying value, an impairment is recorded by establishing or increasing the amount of a valuation allowance so that the net carrying amount is equal to the fair value. The Company uses independent third parties to value the servicing rights. The valuation model takes into consideration discounted cash flows using current interest rates and prepayment speeds for each type of the underlying asset being serviced. The Company only uses discounted cash flows to obtain the fair value for servicing rights and therefore are all classified as nonrecurring Level 3.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2.	FAIR VALUE OF FINANCIAL INSTRUMENTS – CONTINUED

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2011, and December 31, 2010, are summarized in the following tables:

		Recurring Fair Value Measurements at Reporting
	Successor Company	Quoted prices in active markets for	Active markets for	Unobservable inputs (Level 3)
	As of September 30, 2011	identical assets (Level 1)	similar assets (Level 2)
	(dollars in thousands)
Assets:
Available for Sale:
U.S. Agency obligations	$115,605	$–	$115,605	$–
Collateralized mortgage obligations	872,909	–	872,909	–
Mortgage backed securities (1)	250,890	–	250,890	–
State and municipal securities	207,842	–	207,842	–

Total available for sale securities	1,447,246	–	1,447,246	–
Fair value swap asset	10,473	–	–	10,473
Fair value of derivative loan contracts	16	–	16	–

Total assets at fair value	$1,457,735	$–	$1,447,262	$10,473

Liabilities:
Fair value swap liability	$10,553	$–	$–	$10,553
Fair value of derivative loan contracts	10	–	10	–

Total liabilities at fair value	$10,563	$–	$10	$10,553

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 2.	FAIR VALUE OF FINANCIAL INSTRUMENTS – CONTINUED

		Recurring Fair Value Measurements at Reporting
	Successor Company	Quoted prices in active markets for	Active markets for	Unobservable inputs (Level 3)
	As of December 31, 2011	identical assets (Level 1)	similar assets (Level 2)
	(dollars in thousands)
Assets:
Available for Sale:
U.S. Agency obligations	$268,443	$–	$268,443	$–
Collateralized mortgage obligations	608,425	–	608,425	–
Mortgage backed securities (1)	197,912	–	197,912	–
Asset backed securities	1,754	–	1,754	–
State and municipal securities	201,566	–	201,566	–

Total available for sale securities	1,278,100	–	1,278,100	–
Fair value swap asset	10,692	–	–	10,692

Total assets at fair value	$1,288,792	$–	$1,278,100	$10,692

Liabilities:
Fair value swap liability	$11,240	$–	$–	$11,240

Total liabilities at fair value	$11,240	$–	$–	$11,240

(1) The mortgage backed securities included in the tables above are residential mortgage backed securities.

The following table provides a reconciliation of the beginning and ending balances for the net derivative liabilities that are measured at fair value using significant unobservable inputs (Level 3):

	Successor Company
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(dollars in thousands)
Balance, beginning of period	$131	$548
Total net gains included in net income	51	468

Balance, end of period	$80	$80

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 2.	FAIR VALUE OF FINANCIAL INSTRUMENTS – CONTINUED

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required to periodically measure certain financial assets at fair value on a nonrecurring basis. The financial assets identified in the table below are fair value measurements that resulted from the application of lower of cost or fair value accounting which were written-down to the fair value during the nine months ended September 30, 2011. The amounts disclosed in the table below represent the fair value as of the date of the most recent fair value adjustment. A summary of the assets that had nonrecurring fair value measurements to the carrying value during the period are summarized in the table below.

		Nonrecurring Fair Value Measurements at Reporting
	Successor Company	Quoted prices in active	Active		Losses for
	Nine months ended September 30, 2011	markets for identical assets (Level 1)	markets for similar assets (Level 2)	Unobservable inputs (Level 3)	the nine months ended September 30, 2011
	(dollars in thousands)
Foreclosed collateral	$24,434	$–	$24,434	$–	$4,554	(1)
Servicing rights	313	–	–	313	111	(2)

Total assets at fair value	$24,747	$–	$24,434	$313	$4,665

(1) Losses	were recognized due to the decline of real estate values.

(2) Losses	were recognized due to the decline in interest rates which result in higher prepayments.

There were no nonrecurring fair value measurements recorded for the Successor Company for the one month period ended September 30, 2010. There were also no nonrecurring fair value measurements in the Predecessor Company as all assets and liabilities were fair valued at the Transaction Date as disclosed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements and in the 2010 Form 10-K’s Consolidated Financial Statements.

There were no liabilities measured at fair value on a nonrecurring basis during the periods ended September 30, 2011 and 2010. There were no transfers in or out of the Company’s Level 3 financial assets during the periods presented within this note of these Consolidated Financial Statements by reason of a change in the methodology for establishing the fair value.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2.	FAIR VALUE OF FINANCIAL INSTRUMENTS – CONTINUED

Disclosure of the Fair Value of Financial Instruments

The disclosure below provides the carrying value and fair value of the financial instruments which are not carried on the Company’s Consolidated Financial Statements at fair value or are carried at the lower of cost or fair value and not disclosed in the recurring or nonrecurring fair value measurements in the tables above.

	Successor Company
	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Assets:
Cash and due from banks	$ 41,907	$ 41,907	$ 45,820	$ 45,820
Interest bearing demand deposits in other financial institutions	263,739	263,739	450,044	450,044
Loans held for investment, net	3,616,175	3,613,528	3,760,997	3,723,796

Liabilities:
Deposits	4,591,384	4,611,037	4,908,288	4,921,551
Securities sold under agreements to repurchase	316,741	318,688	319,737	318,354
Other borrowings	100,117	104,246	121,014	120,184

A summary of the valuation methodology used to disclose the fair value of the financial instruments in the table above is as follows:

Cash and Due from Banks and Interest Bearing Demand Deposits in Other Financial Institutions

The carrying values of cash and interest bearing demand deposits in other financial institutions are the fair value.

Loans Held for Investment, net

The carrying value of the loans held for investment at September 30, 2011, and December 31, 2010, was significantly impacted by the write down to fair value at the Transaction Date due to the application of purchase accounting related to the Investment Transaction. At the Transaction Date, the loans purchased were reported at fair value based on the contractual cash flows expected to be collected. The fair value presented above is calculated based on the present value of expected principal and interest cash flows. The carrying value of the loans originated and purchased subsequent to the Investment Transaction is net of the ALLL and the purchase accounting adjustments which represents Management’s evaluation of expected credit losses inherent in those loan portfolios. These methods are based on the entrance price concept versus the exit price concept described in ASC 820, Fair Value Measurements.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2.	FAIR VALUE OF FINANCIAL INSTRUMENTS – CONTINUED

Deposits

The fair value of demand deposits, money market accounts, and savings accounts is the amount payable on demand at September 30, 2011, and December 31, 2010. The fair value of fixed-maturity certificates of deposit is estimated by discounting the interest and principal payments using the rates currently offered for deposits of similar remaining maturities.

Other Borrowings

The fair value of subordinated debt and trust preferred securities is estimated by discounting the interest and principal payments using current market rates for comparable securities. For treasury tax and loan (“TT&L”) obligations, the carrying amount is the fair value.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3.	INVESTMENT SECURITIES

A summary of investment securities held by the Company at September 30, 2011, and December 31, 2010, is as follows:

	$1,436,833	$1,436,833	$1,436,833	$1,436,833
	Successor Company
	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale:
U.S. Agency obligations (1)	$114,856	$749	$–	$115,605
Mortgage backed securities (2)	246,583	4,352	(45)	250,890
Collateralized mortgage obligations (3)	864,946	9,831	(1,868)	872,909
State and municipal securities	210,448	1,164	(3,770)	207,842

Total securities	$1,436,833	$16,096	$(5,683)	$1,447,246

	$1,436,833	$1,436,833	$1,436,833	$1,436,833
	Successor Company
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale:
U.S. Agency obligations (1)	$268,383	$174	$(114)	$268,443
Mortgage backed securities (2)	200,918	140	(3,146)	197,912
Collateralized mortgage obligations (3)	619,621	288	(11,484)	608,425
Asset backed securities	1,754	–	–	1,754
State and municipal securities	220,528	14	(18,976)	201,566

Total securities	$1,311,204	$616	$(33,720)	$1,278,100

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3.	INVESTMENT SECURITIES – CONTINUED

Available for Sale Securities

At September 30, 2011, and December 31, 2010, the Company held $1.45 billion and $1.28 billion, respectively, of securities in its AFS portfolio. Unrealized gains or losses relating to AFS securities are accounted for by adjusting the carrying amount of the securities with an offsetting entry recognized in OCI.

The following table discloses all AFS securities that are in an unrealized loss position and temporarily impaired as of September 30, 2011, and December 31, 2010.

	$1,047,777	$1,047,777	$1,047,777	$1,047,777	$1,047,777	$1,047,777
	Successor Company
	September 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(dollars in thousands)

Municipal bonds	$12,646	$(126)	$97,764	$(3,644)	$110,410	$(3,770)
Mortgage backed securities	2,281	(30)	745	(15)	3,026	(45)
Collateralized mortgage obligations	172,437	(1,454)	26,945	(414)	199,382	(1,868)

Total	$187,364	$(1,610)	$125,454	$(4,073)	$312,818	$(5,683)

	$125,454	$125,454	$125,454	$125,454	$125,454	$125,454
	Successor Company
	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(dollars in thousands)

U.S. Agencies	$115,909	$(114)	$–	$–	$115,909	$(114)
Municipal bonds	197,916	(18,976)	–	–	197,916	(18,976)
Mortgage backed securities	160,966	(3,146)	–	–	160,966	(3,146)
Collateralized mortgage obligations	572,986	(11,484)	–	–	572,986	(11,484)

Total	$1,047,777	$(33,720)	$–	$–	$1,047,777	$(33,720)

As of September 30, 2011, and December 31, 2010, 239 and 526 AFS securities were in an unrealized loss position. The $5.7 million and $33.7 million of unrealized losses for the AFS portfolio as of September 30, 2011, and December 31, 2010, respectively, are a result of changes in market interest rates. The fair value is based on current market prices obtained from independent sources for each security held. If a security is in an unrealized loss position, Management is required to determine whether or not the security is temporarily or permanently impaired. The issuers of these securities have not to the Company’s knowledge, established any cause for default on these securities and the most recent ratings on all securities have an investment grade rating, except for one security. At September 30, 2011, Management does not intend to sell any of the securities in a loss position nor are there any conditions present at September 30, 2011, that would require Management to sell them. As such, Management does not believe that there are any securities that are other-than-temporarily impaired as of September 30, 2011.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3.	INVESTMENT SECURITIES – CONTINUED

Contractual Maturities for Securities Portfolio

The amortized cost and estimated fair value of debt securities at September 30, 2011, and December 31, 2010, by weighted average contractual maturity, are shown in the table below.

	Successor Company
	September 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Available for sale securities:
In one year or less	$70,051	$69,690	$101,430	$100,821
After one year through five years	799,039	806,112	785,739	775,438
After five years through ten years	373,961	378,228	258,091	252,180
After ten years	193,782	193,216	165,944	149,661

Total securities	$1,436,833	$1,447,246	$1,311,204	$1,278,100

Expected maturities may differ from contractual maturities because borrowers or issuers have the right to call or prepay investment securities. Changes in interest rates may also impact borrowers or issuers of investment securities and cause them to prepay investment securities earlier than the contractual term.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3.	INVESTMENT SECURITIES – CONTINUED

Interest Income

The following table summarizes interest income from investment securities for the three and nine months ended September 30, 2011, for the one month ended September 30, 2010, and for the two and eight months ended August 31, 2010:

	Successor Company			Predecessor Company
(dollars in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010

Trading: taxable
Mortgage backed securities	$–	$–	$–	$19	$143

Total interest income for trading securities	–	–	–	19	143

Interest income for AFS securities:
Taxable:
U.S. Treasury securities	–	–	2	56	219
U.S. Agencies	296	1,114	162	1,043	5,626
Asset backed securities	–	73	19	23	92
CMO’s and MBS	4,784	12,677	627	1,669	6,388
Nontaxable:
State and municipal securities	2,149	6,473	719	1,869	7,727

Total interest income for AFS securities	7,229	20,337	1,529	4,660	20,052

Total securities	$7,229	$20,337	$1,529	$4,679	$20,195

Pledged Securities

Securities with a carrying value of approximately $697.0 million and $671.2 million at September 30, 2011, and December 31, 2010, respectively, were pledged to secure public funds, trust deposits, repurchase agreements and other borrowings as required or permitted by law.

Investment in FHLB and Reserve Bank Stock

The Company’s investment in stock of the FHLB was $56.9 million and $64.8 million at September 30, 2011, and December 31, 2010, respectively. The Company’s investment in stock of the Reserve Bank was $18.8 and $18.2 million at September 30, 2011, and December 31, 2010, respectively. The investment of FHLB and Reserve Bank stock is included in FHLB stock and other investments of the Company’s Consolidated Balance Sheets.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.	LOANS

Loans held for sale

As of September 30, 2011, and December 31, 2010, the Company had $3.7 million and $16.5 million, respectively, of loans held for sale. All of the loans held for sale are residential real estate mortgages.

Loans held for investment

The composition of the Company’s loans held for investment portfolio at carrying value is as follows:

	Successor Company
	September 30, 2011	December 31, 2010
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$922,204	$897,478
Multifamily	309,939	254,511
Commercial	1,640,312	1,745,589
Construction	210,544	234,837
Revolving - 1 to 4 family	263,634	280,753
Commercial loans	204,241	266,702
Consumer loans	57,064	60,713
Other loans	12,525	19,246

Total loans	$3,620,463	$3,759,829

The table above includes PCI Term Pools and PCI Revolving Pools, which were recorded at fair value at the Transaction Date. The loan balances in the table above are net of deferred loan origination fees, commitment, extension fees and origination costs. There were $753,000 of net deferred origination costs and $4.0 million of net deferred origination fees at September 30, 2011, and December 31, 2010, respectively.

Of the loans held for investment, a summary of the carrying balance of loans originated or purchased since the Transaction Date is as follows:

	Successor Company
	September 30, 2011	December 31, 2010
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$152,377	$7,652
Multifamily loans	107,762	–
Commercial	91,988	–
Construction	161	–
Revolving - 1 to 4 family	3,152	1,237
Commercial loans	11,774	2,553
Consumer loans	12,006	1,155
Other loans	1,991	2,119

Total	$381,211	$14,716

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.	LOANS - CONTINUED

Loan Purchases

	Successor Company
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$14,023	$39,991
Multifamily	5,110	102,901
Commercial	–	90,559
Purchase premium / (discount)	227	(8,671)

Total loans	$19,360	$224,780

Successor Company

During the three months ended September 30, 2011, the Company purchased $19.1 million of residential 1 to 4 family and multifamily loans. Additionally, the Company purchased $26.0 million of residential 1 to 4 family loans during June 2011. These loans were purchased at a premium which will be amortized into interest income over the remaining lives of the loans using the level yield method. The loans purchased are performing and are not considered credit impaired.

In March 2011, the Company purchased $188.4 million of multifamily and commercial real estate loans. The loans were purchased at a discount which will be accreted into interest income over the life of the loans using a level yield method. The purchased loans are not credit impaired based on the due diligence performed prior to the purchase. When reviewing and selecting these loans for purchase, the Company required that the loans have no delinquencies during the prior 36 months, i.e. all contractual payments had been made on time. In addition, a majority of the loans purchased were seasoned loans which had been originated prior to 2005, and the collateral securing the loans purchased were considered to be of lower risk, based on the Company’s prior experience with these types of credits. Finally, all these loans were assigned an internal risk rating of “Pass.”

There were no loan purchases during the one month ended September 30, 2010.

Predecessor Company

There were no loan purchases during the two and eight months ended August 31, 2010.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.	LOANS - CONTINUED

Loan Sales

A summary of the loan sale activities by loan portfolio, excluding SBA loans, is below.

	Successor Company			Predecessor Company
(dollars in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010
Loans sold:
Residential real estate loans	$11,685	$53,478	$14,007	$29,220	$106,204
Commercial loans	–	–	–	–	20,048
Commercial real estate and construction loans	–	2,500	–	–	1,985

Total loans sold	$11,685	$55,978	$14,007	$29,220	$128,237

Net gain on loans sold:
Net gain on residential real estate loans sold	$214	$819	$276	$564	$1,382
Net gain on commercial loans sold	–	–	–	–	3,520
Net gain on commercial real estate and construction loans sold	–	–	–	–	131

Total net gain on loans sold	$214	$819	$276	$564	$5,033

Loans sold with servicing released:
Residential real estate loans	$1,849	$28,340	$11,216	$24,762	$85,440
Commercial loans	–	–	–	–	20,048
Commercial real estate and construction loans	–	2,500	–	–	1,985

Total loans sold with servicing released	$1,849	$30,840	$11,216	$24,762	$107,473

Loans sold with servicing retained:
Residential real estate loans	$9,836	$25,138	$2,791	$4,458	$20,764

Total loans sold with servicing retained	$9,836	$25,138	$2,791	$4,458	$20,764

Servicing rights recorded on loans sold:	$92	$259	$32	$48	$227
Residential real estate loans sold:
Loans sold that were originated for sale	$11,685	$53,167	$14,007	$28,589	$90,474

SBA Loan Sales

Successor Company

There were no SBA loan sales during the three and nine months ended September 30, 2011, or for the one month ended September 30, 2010.

Predecessor Company

During the eight months ended August 31, 2010, the Company sold $4.3 million of SBA loans, respectively. Gains recognized from the sale of SBA loans for the eight months ended August 31, 2010, were $215,000. The Company did not sell any SBA loans during the two months ended August 31, 2010.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.	LOANS - CONTINUED

Due to the new accounting standard adopted for the transfer of financial assets on January 1, 2010, the sale of these loans were not recognized until 90 days after the date of transfer. Prior to recognizing the sale of these loans, the Company reported them as loans held for sale with an offsetting liability reported as a secured borrowing. The majority of the gains on the sale of the SBA loans were not recognized until 90 days after the date of the transfer. SBA loans have a government-guaranteed portion, and it is this portion that the Company sells into the secondary market, on a servicing retained basis. If the transfer of the guaranteed portion of an SBA loan results in a premium, the “seller” is obligated by the SBA to refund the premium to the “purchaser” if the loan is repaid within 90 days of the transfer. Due to these conditions, the Company was precluded from recognizing gains on the sale of SBA loans until 90 days after the date of transfer, when the conditions concerning the possible refund of any premium paid by the “purchaser” were removed.

Pledged Loans

At September 30, 2011, loans with principal balances totaling $38.9 million were pledged to FHLB as collateral for the Bank’s letters of credit. These amounts pledged do not represent the amount of outstanding borrowings that are required to be supported by collateral. The Bank maintains an excess of collateral at these institutions so that it may borrow without having to first transfer collateral to them.

Unfunded Loan Commitments and Letters of Credit

As of September 30, 2011, and December 31, 2010, the contractual commitments are as follows:

	0000000	0000000	0000000	0000000	0000000
	Successor Company
	September 30, 2011
	Total	Less than one year	One to three years	Three to five years	More than five years
	(dollars in thousands)
Unfunded Commitments	$666,461	$308,904	$57,091	$86,330	$214,136
Standby letters of credit and financial guarantees	66,828	35,202	19,025	2,513	10,088

Total	$733,289	$344,106	$76,116	$88,843	$224,224

	0000000	0000000	0000000	0000000	0000000
	Successor Company
	December 31, 2010
	Total	Less than one year	One to three years	Three to five years	More than five years
	(dollars in thousands)
Unfunded Commitments	$533,237	$149,067	$47,451	$85,723	$250,996
Standby letters of credit and financial guarantees	70,809	20,102	26,224	14,382	10,101

Total	$604,046	$169,169	$73,675	$100,105	$261,097

Included in unfunded loan commitments are secured and unsecured lines and letters of credit and loans and approved application for loans which have not been funded. These commitments meet the financing needs of the Company’s customers in the normal course of business and are commitments with “off-balance sheet” risk since the Company has committed to issuing funds to or on behalf of customers, but there is no current loan outstanding.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.	LOANS - CONTINUED

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. At September 30, 2011, the maximum undiscounted future payments that the Company could be required to make were $66.8 million. Approximately 52.7% of these arrangements mature within one year. The Company generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized by the same types of assets used as loan collateral, however several are unsecured.

The reserve for the unfunded loan commitments and letters of credit was $19.1 million and $19.0 million at September 30, 2011, and December 31, 2010, respectively. The reserve for off-balance sheet commitments is attributable to the estimated credit losses inherent in the Company’s unfunded loan commitments. See Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements for more information on the accounting for unfunded loan commitments and letters of credit.

NOTE 5.	PURCHASED CREDIT IMPAIRED POOLS

As discussed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements, the Company has classified all of the loans acquired on the Transaction Date as purchased credit impaired loans and pooled the purchased loans into pools of loans which have similar risk characteristics. Purchased credit impaired loans which have revolving lines of credit are referred to as PCI Revolving Pools while the remainder of the loans purchased are referred to as PCI Term Pools.

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

The following table summarizes the accretable yield or income expected to be collected for PCI Term Pools purchased for the three and nine months ended September 30, 2011, and for the one month ended September 30, 2010:

	Successor Company
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010
	(dollars in thousands)

Balance at beginning of period	$686,671	$785,001	$–
Accretable yield for new loans purchased	–	–	851,397
Accretion of income	(45,492)	(149,388)	(17,546)
Reclassifications from nonaccretable difference	2,880	8,446	–
Disposals	–	–	–

Balance at end of period	$644,059	$644,059	$833,851

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 5.	PURCHASED CREDIT IMPAIRED POOLS - CONTINUED

The following table summarizes the balance of PCI Term Pools:

	Successor Company
	September 30, 2011	December 31, 2010
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$701,812	$814,770
Multifamily loans	200,078	252,379
Commercial	1,526,371	1,718,029
Construction	200,016	227,424
Revolving - 1 to 4 family	5,735	5,451
Commercial loans	75,009	115,799
Consumer loans	24,054	34,491
Other loans	5,990	9,458

Total PCI term pools - carrying balance	$2,739,065	$3,177,801

Total PCI term pools - unpaid principal balance	$2,995,721	$3,494,683

The following table summarizes the balance of the PCI Revolving Pools:

	Successor Company
	September 30, 2011	December 31, 2010
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$68,015	$75,056
Multifamily loans	2,099	2,132
Commercial	21,953	27,560
Construction	10,367	7,413
Revolving - 1 to 4 family	254,747	274,065
Commercial loans	117,458	148,350
Consumer loans	21,004	25,067
Other loans	4,544	7,669

Total PCI revolving pools - carrying balance	$500,187	$567,312

Total PCI revolving pools - unpaid principal balance	$586,308	$668,988

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table summarizes the allowance for loan and lease losses.

	December 31,	December 31,	December 31,	December 31,	December 31,
	Successor Company
	Three Months Ended September 30, 2011
	Beginning Balance at June 30, 2011	Charge-offs	Recoveries	Provision for loan and lease losses	Ending Balance at September 30, 2011

	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$1,398	$–	$–	$81	$1,479
Multifamily	528	–	–	133	661
Commercial	537	–	–	92	629
Construction	7	–	–	(6)	1
Revolving - 1 to 4 family	72	–	–	(11)	61
Commercial loans	623	(25)	–	282	880
Consumer loans	250	–	–	64	314
Other loans	162	(73)	22	152	263

Total	$3,577	$(98)	$22	$787	$4,288

	June 30, 2011	June 30, 2011	June 30, 2011	June 30, 2011	June 30, 2011
	Successor Company
	Nine Months Ended September 30, 2011
	Beginning Balance at December 31, 2010	Charge-offs	Recoveries	Provision for loan and lease losses	Ending Balance at September 30, 2011

	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$120	$–	$–	$1,359	$1,479
Multifamily	–	–	–	661	661
Commercial	–	–	–	629	629
Construction	–	(300)	–	301	1
Revolving - 1 to 4 family	28	–	–	33	61
Commercial loans	206	(25)	–	699	880
Consumer loans	69	(8)	–	253	314
Other loans	97	(203)	51	318	263

Total	$520	$(536)	$51	$4,253	$4,288

Successor Company

The $4.3 million and $520,000 of ALLL reported as of September 30, 2011, and December 31, 2010, respectively, relates only to the Company’s estimate of credit losses inherent in the $381.2 million and $14.7 million of loans originated and purchased since the Transaction Date.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

As disclosed in Note 1, “Summary of Significant Accounting Policies,” the Investment Transaction significantly impacted the Company’s ALLL. As a result of the Investment Transaction and the application of the accounting guidance for business combinations, the ALLL for the loans purchased was eliminated, and the PCI Loan Pools were recorded at their fair value at the Transaction Date. Consequently, no ALLL was provided for PCI Loan Pools at the Transaction Date and as of September 30, 2011.

Management anticipates that the actual cash flows for each individual loan within the PCI Loan Pools will differ each quarter from the estimate calculated at the Transaction Date. Management expects that cash flows from some of the loans within the pools may exceed previous expectations, while some may be less than that previously expected. However, from the Transaction Date forward, the pooled loans are accounted for as if they are single assets, and only if the cash flows for the entire pool are less than what was previously expected, is an allowance established for the pool through a provision for loan losses. Periodically, the Company is required to analyze each loan pool’s actual cash flows and compare them to that which was previously expected. As of September 30, 2011, cash flows from PCI Loan Pools were within Management’s previous expectations.

The following table disaggregates the ALLL by impairment methodology and provides the Company’s recorded investment in the related loans at September 30, 2011, and December 31, 2010.

	Successor Company
	Allowance for Loan and Lease Losses September 30, 2011
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$–	$–	$–
Collectively evaluated for impairment (2)	2,171	2,117	4,288
Acquired with deteriorated credit quality - Term (3)	–	–	–
Acquired with deteriorated credit quality - Revolving (4)	–	–	–

	$2,171	$2,117	$4,288

	Successor Company
	Recorded Investment in Loans September 30, 2011
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$–	$–	$–
Collectively evaluated for impairment (2)	211,685	169,526	381,211
Acquired with deteriorated credit quality - Term (3)	2,001,474	737,591	2,739,065
Acquired with deteriorated credit quality - Revolving (4)	151,877	348,310	500,187

	$2,365,036	$1,255,427	$3,620,463

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

	Successor Company
	Allowance for Loan and Lease Losses December 31, 2010
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$–	$–	$–
Collectively evaluated for impairment (2)	206	314	520
Acquired with deteriorated credit quality - Term (3)	–	–	–
Acquired with deteriorated credit quality - Revolving (4)	–	–	–

	$206	$314	$520

	Successor Company
	Recorded Investment in Loans December 31, 2010
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$–	$–	$–
Collectively evaluated for impairment (2)	2,553	12,163	14,716
Acquired with deteriorated credit quality - Term (3)	2,313,631	864,170	3,177,801
Acquired with deteriorated credit quality - Revolving (4)	185,455	381,857	567,312

	$2,501,639	$1,258,190	$3,759,829

(1)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

(2)

Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.

(3)

Represents the related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI Loan Pools and purchased revolving lines of credit.

(4)

Represents the related loan carrying value for revolving loan pools accounted for in accordance with ASC 310-20, Receivables, Nonrefundable Fees and Other Costs and pursuant to amendments by ASU 2010-20 regarding allowance for PCI Revolving Loan Pools.

Nonperforming Loans

Nonperforming loans include nonaccrual loans, loans past due 90 days which are accruing interest, and TDRs. The reporting for nonperforming loans was significantly impacted by the Investment Transaction as described in Note 1, “Summary of Significant Accounting Policies” and Note 5, “Purchased Credit Impaired Pools” of these Consolidated Financial Statements, because all loans were written down to their fair value at the Transaction Date, and the majority of the Company’s loans as of the Transaction Date are accounted for as purchased credit impaired loans under ASC 310-30. The value of the Company’s OREO assets was also impacted by the Investment Transaction, having been written down to fair value as of the Transaction Date. For more information related to OREO, refer to Note 8, “OREO” of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

The table below summarizes loans classified as nonperforming:

	Successor Company
	September 30, 2011	December 31, 2010
	(dollars in thousands)
Nonaccrual loans:
Real estate:
Residential - 1 to 4 family	$2,439	$821
Commercial	898	469
Construction	447	-
Revolving - 1 to 4 family	7,298	4,989
Commercial loans	13,513	5,716
Consumer loans	124	214
Other loans	421	945

Total nonaccrual loans (1)	25,140	13,154

Loans past due 90 days or more on accrual status:
Real estate:
Commercial	–	375
Construction	–	255
Commercial loans	–	6,945
Other loans	–	335

Total Loans past due 90 days or more on accrual status	–	7,910

Troubled debt restructured loans:
Real estate:
Residential - 1 to 4 family	1,332	875
Revolving - 1 to 4 family	139	172
Commercial loans	328	–

Total Troubled debt restructured loans	1,799	1,047

Total nonperforming loans (1)	$26,939	$22,111

(1)	Nonaccrual loans do not include troubled debt restructurings that have been placed in a nonaccruing status.

At September 30, 2011, and December 31, 2010, all of the nonperforming loans reported in the table above are from the PCI Revolving Pools, and no additional impairment has been recognized since the Transaction Date. Impairment related to these loans was recognized when the loans were fair valued on the Transaction Date. All loans originated since the Transaction Date were considered performing at September 30, 2011, and December 31, 2010.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

The following table summarizes troubled debt restructurings by nonaccruing and accruing status:

	Successor Company
	September 30, 2011	December 31, 2010
	(dollars in thousands)
Troubled debt restructurings (TDRs):
TDRs on nonaccrual status	$1,612	$1,047
TDRs on accrual status	187	–

Total TDRs	$1,799	$1,047

Classified and Nonclassified Loans

The following table summarizes classified and nonclassified loans as defined in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements. The amounts reported in the tables below are at the net carrying values.

	Successor Company
	September 30, 2011
	Non-Classified	Classified		Total
	(dollars in thousands)
Loans Originated and Purchased Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$152,377	$–		$152,377
Multifamily loans	107,762	–		107,762
Commercial	91,988	–		91,988
Construction	161	–		161
Revolving - 1 to 4 family	3,152	–		3,152
Commercial loans	11,774	–		11,774
Consumer loans	12,006	–		12,006
Other loans	1,920	71	(1)	1,991

Total loans	$381,140	$71		$381,211

(1) Classified	loans represent overdrafts.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

	Non-Classified	Non-Classified		Non-Classified
	Successor Company
	December 31, 2010
	Non-Classified	Classified		Total
	(dollars in thousands)
Loans Originated Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$7,652	$–		$7,652
Revolving - 1 to 4 family	1,237	–		1,237
Commercial loans	2,553	–		2,553
Consumer loans	1,155	–		1,155
Other loans	2,035	84	(1)	2,119

Total loans	$14,632	$84		$14,716

(1) Classified loans represent overdrafts.

The Company closely monitors and assesses credit quality and credit risk in the loan portfolio on an ongoing basis. Loan credit risk ratings and classifications of loans are reviewed and updated periodically. Large classified loans credit risk ratings are reviewed at a minimum on a quarterly basis as disclosed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements. At September 30, 2011, and December 31, 2010, all of the PCI Term and Revolving Pools were considered to be nonclassified and are not included in the tables above. PCI Loan Pools are categorized based on the overall performance on a pool by pool basis. The underlying individual loans, within each pool, may be categorized based on individual loan performance.

Aging of Past Due Loans

A majority of the loans held by the Company at September 30, 2011, have been pooled into PCI Term Pools and are not considered to be nonaccrual when reporting on a pooled basis in accordance with ASC 310-30. The following tables provide the aging of past due loans on an individual loan basis at the net carrying amount at September 30, 2011, and December 31, 2010. The difference between the unpaid principal balance and the carrying amount was allocated on a weighted average basis.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

	0000000000	0000000000	0000000000	0000000000	0000000000
	Successor Company
	September 30, 2011
	Current	30-89 Days Past Due	90+ Days Past Due - Still Accruing	Nonaccrual	Total
	(dollars in thousands)
Loans Originated and Purchased Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$152,377	$–	$–	$–	$152,377
Multifamily loans	107,266	496	–	–	107,762
Commercial	91,795	193	–	–	91,988
Construction	161	–	–	–	161
Revolving - 1 to 4 family	3,152	–	–	–	3,152
Commercial loans	11,640	134	–	–	11,774
Consumer loans	12,006	–	–	–	12,006
Other loans	1,964	27	–	–	1,991

	380,361	850	–	–	381,211

PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	63,770	641	–	3,604	68,015
Multifamily loans	2,099	–	–	–	2,099
Commercial	20,938	117	–	898	21,953
Construction	9,920	–	–	447	10,367
Revolving - 1 to 4 family	243,795	3,535	–	7,417	254,747
Commercial loans	96,969	6,648	–	13,841	117,458
Consumer loans	20,721	159	–	124	21,004
Other loans	3,960	163	–	421	4,544

	462,172	11,263	–	26,752	500,187

PCI Term Pools:
Real estate:
Residential - 1 to 4 family	677,462	2,965	21,385	–	701,812
Multifamily loans	197,218	332	2,528	–	200,078
Commercial	1,464,593	27,713	34,065	–	1,526,371
Construction	119,566	6,285	74,165	–	200,016
Revolving - 1 to 4 family	2,106	–	3,629	–	5,735
Commercial loans	54,183	3,987	16,839	–	75,009
Consumer loans	23,349	569	136	–	24,054
Other loans	4,883	270	837	–	5,990

	2,543,360	42,121	153,584	–	2,739,065

Total	$3,385,893	$54,234	$153,584	$26,752	$3,620,463

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

	0000000000	0000000000	0000000000	0000000000	0000000000
	Successor Company
	December 31, 2010
	Current	30-89 Days Past Due	90+ Days Past Due - Still Accruing	Nonaccrual	Total
	(dollars in thousands)
Loans Originated Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$7,652	$–	$–	$–	$7,652
Revolving - 1 to 4 family	1,237	–	–	–	1,237
Commercial loans	2,553	–	–	–	2,553
Consumer loans	1,155	–	–	–	1,155
Other loans	2,088	31	–	–	2,119

	$14,685	$31	$–	$–	$14,716

PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	$71,473	$1,887	$–	$1,696	$75,056
Multifamily loans	2,132	–	–	–	2,132
Commercial	26,248	468	375	469	27,560
Construction	6,397	761	255	–	7,413
Revolving - 1 to 4 family	264,805	4,099	–	5,161	274,065
Commercial loans	129,746	5,943	6,945	5,716	148,350
Consumer loans	24,168	685	–	214	25,067
Other loans	5,484	905	335	945	7,669

	$530,453	$14,748	$7,910	$14,201	$567,312

PCI Term Pools:
Real estate:
Residential - 1 to 4 family	$767,231	$18,273	$29,266	$–	$814,770
Multifamily loans	243,869	5,726	2,784	–	252,379
Commercial	1,589,908	21,988	106,133	–	1,718,029
Construction	131,473	10,658	85,293	–	227,424
Revolving - 1 to 4 family	1,954	1,006	2,491	–	5,451
Commercial loans	83,808	7,062	24,929	–	115,799
Consumer loans	33,347	833	311	–	34,491
Other loans	8,160	121	1,177	–	9,458

	$2,859,750	$65,667	$252,384	$–	$3,177,801

Total	$3,404,888	$80,446	$260,294	$14,201	$3,759,829

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

Impaired Loans

Successor Company

Loans that had been identified as impaired loans prior to the Investment Transaction are no longer considered impaired because the impairment has already been recognized when the loans were fair valued based on their expected cash flows on the Transaction Date. There were no impaired loans at either September 30, 2011 or December 31, 2010. There was no average investment in impaired loans for the three and nine month periods ended September 30, 2011.

Predecessor Company

The average investment in impaired loans for the two and eight months ended August 31, 2010 was $454.3 million and $375.1 million, respectively. Interest recognized and interest income recognized using a cash basis of accounting was not material during the two and eight months ended August 31, 2010.

Troubled Debt Restructurings

As discussed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements, the aggregation of loans into pools at the Transaction Date with the application of ASC 310-30 causes TDRs in the PCI Term Pools to no longer be recognized as TDRs.

Successor Company

During the nine month period ended September 30, 2011, commercial loans of $139,000 and consumer loans of $345,000 and $676,000 of residential – 1 to 4 family loans were modified as TDRs. There were no defaulted payments on TDRs that were modified during 2011. At September 30, 2011, there were no commitments to lend additional funds to borrowers whose terms have been modified as TDRs.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets reported on the Consolidated Balance Sheets for September 30, 2011, and December 31, 2010 is comprised of the following:

	Successor Company
	September 30, 2011	December 31, 2010
	(dollars in thousands)
Core deposit intangible	$32,396	$37,469
Goodwill	26,550	21,672
Customer relationship intangible	17,357	18,684
Trade name intangible	12,471	12,669
Mortgage and other loan servicing rights	2,526	3,065
Other	103	141

Total	$91,403	$93,700

Goodwill

Goodwill was preliminarily recorded as a result of the Investment Transaction as disclosed in Note 2, “Business Combination – Investment Transaction” of the 2010 Form 10-K’s Consolidated Financial Statements.

Goodwill has been allocated by reporting segment and at September 30, 2011, the Commercial & Community Banking segment had $21.6 million of goodwill and the Wealth Management segment had $4.9 million of goodwill. The Company completed the annual goodwill impairment testing during the third quarter of 2011 and no impairment was recognized. The following adjustments have been made to goodwill since December 31, 2010:

(dollars in thousands)
Beginning balance at December 31, 2010	$21,672
Adjustments to goodwill relating to:
Deferred tax liability	5,244
Capital lease liability adjustments	(4,328)
Loan valuation	2,370
Earnout liability	2,113
Transaction costs	(577)
Other	56

Total adjustments	4,878

Ending balance at September 30, 2011	$26,550

The deferred tax liability adjustment of $5.2 million relates to an indefinite life deferred tax liability for the indefinite life trade name intangible for SBB&T. The capital lease liability adjustment relates to an updated fair value for the Company’s capital leases as of the Transaction Date of $4.3 million. The loan valuation adjustment of $2.4 million relates to updates to the fair value of the PCI loans as of the Transaction Date. The earnout liability adjustment of $2.1 million is from an increase in the fair value of the Earnout Agreements based on updated information received after the Transaction Date. The transaction costs adjustment to goodwill of $577,000 is from the accrued purchaser’s transaction costs which were not realized and therefore were reversed.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS - CONTINUED

The following is a summary of amortization of intangible assets:

	Successor Company			Predecessor Company
(dollars in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010
Core deposit intangible	$1,606	$5,072	$577	$93	$370
Customer relationship intangible	420	1,272	147	57	230
Trade name intangible	–	198	17	–	–
Other	13	38	4	5	21

Total amortization	$2,039	$6,580	$745	$155	$621

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

NOTE 8.	OREO

A summary of the OREO by loan type is as follows:

	Successor Company
	September 30, 2011	December 31, 2010
	(dollars in thousands)
OREO
Real estate:
Residential - 1 to 4 family	$9,204	$12,254
Multifamily loans	–	444
Commercial	6,204	5,816
Construction	30,107	21,743
Revolving - 1 to 4 family	1,391	282
Commercial loans	1,107	228
Other loans	355	–

Total OREO	$48,368	$40,767

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 8.	OREO – CONTINUED

Below is a summary of the OREO valuation allowance activity for the three and nine months ended September 30, 2011, the one month ended September 30, 2010, and the two and eight months ended August 31, 2010.

	Successor Company			Predecessor Company
(dollars in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010
Beginning balance	$2,487	$134	$4,022	$3,980	$4,801
Purchase accounting valuation adjustment	–	–	(4,022)	–	–
Additions	1,343	4,908	–	81	3,186
Sales	(1,140)	(2,352)	–	(39)	(3,965)

Ending balance	$2,690	$2,690	$–	$4,022	$4,022

NOTE 9.	DEFERRED TAX ASSETS AND TAX PROVISION

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for tax credits carryforwards, and for other tax attributes. The net deferred tax asset, net of valuation allowance, was $1.8 million at September 30, 2011, and was zero at December 31, 2010. The Company has also recorded a deferred tax liability of $5.2 million at September 30, 2011, related to the indefinite lived trade name intangible. Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income. The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if Management determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the first nine months of 2011, the Company was able to release a portion of the state deferred tax valuation allowance due to a change in judgment about the realizability of the deferred tax asset based on existing California State law. There was also an adjustment to the federal deferred tax asset and valuation allowance as the Company was able to utilize a portion of its federal net operating loss (“NOL”) and tax credit carryforwards to offset its current estimated federal taxable income.

As of December 31, 2010, the Company had generated three years of cumulative pretax losses. For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company may not be able to realize some portion of the deferred tax assets in the future. The Company’s cumulative pretax loss position was caused by the large amount of loan losses resulting from the weak housing and credit market conditions. As a consequence, as described above, the Company has maintained a valuation allowance sufficient to reduce the amount of deferred tax assets to that amount more likely than not to be realized.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 9.	DEFERRED TAX ASSETS AND TAX PROVISION – CONTINUED

Estimates of the annual effective tax rate at the end of interim periods to be utilized in determining the provision for income tax expense, are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. Since the Company believes a reliable estimate of the annual effective tax rate cannot be made, the actual effective tax rate for the year to date has been used as the best estimate of the annual effective tax rate.

For the nine months ended September 30, 2011, a $309,000 income tax benefit was recognized. The tax benefit for the nine months ended September 30, 2011 is primarily attributable to a current state alternative minimum tax (“AMT”) offset by a favorable settlement of the California examination of the Company’s 2002-2006 claim for refund. Although its AMT liability generated an AMT credit carryforward, the Company did not recognize a net benefit for this AMT credit carryforward, since it has a valuation allowance fully offsetting its deferred tax assets.

Federal and state tax laws impose limitations on the realization of tax benefits when a company undergoes an ownership change. Internal Revenue Code (“IRC”) Section 382 subjects the amount of pre-change tax benefits (such as net operating losses, tax credit carryforwards, and built-in losses) that a company can realize to an annual limitation. As a result of the Investment Transaction, the Company experienced an ownership change as defined in IRC Section 382. The ownership change will limit the Company’s ability to realize the tax benefits of its net operating losses, tax credit carryforwards, and built-in losses that existed at the time of the ownership change.

The Company adopted the accounting guidance for Accounting for Uncertainty in Income Taxes on January 1, 2007. This guidance provides the accounting and disclosure for uncertainty in tax positions and for the recognition and measurement related to the accounting for income taxes. At September 30, 2011, and at December 31, 2010, Management concluded that there were no significant uncertain tax positions requiring recognition in the Company’s Consolidated Financial Statements. As a result, the Company did not recognize any adjustment in the liability for unrecognized tax benefits that impacted the beginning retained earnings.

NOTE 10.	OTHER BORROWINGS

The following table summarizes other borrowings:

	Successor Company
	September 30, 2011	December 31, 2010
	(dollars in thousands)

Other short term borrowings:
Amounts due to the Reserve Bank (1)	$3,957	$5,831

Total other short term borrowings	3,957	5,831

Long term debt:
Subordinated debt issued by the Bank	29,789	44,409
Subordinated notes payable (2)	51,536	51,188

Total long term debt	81,325	95,597

Total long term debt and other short term borrowings	85,282	101,428
Obligation under capital lease	14,835	19,586

Total other borrowings	$100,117	$121,014

(1)	Balances are TT&L funds from customer held by the Bank on behalf of the Reserve Bank.
(2)	Includes the Bancorp’s subordinated notes payable to unconsolidated trusts issuing trust preferred securities. Also referred to as trust preferred securities within ths Form 10-Q.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 10.	OTHER BORROWINGS - CONTINUED

The long term debt balances above are net of discounts of $23.1 million and $26.8 million as of September 30, 2011, and December 31, 2010, respectively.

Other Short Term Borrowings

The following table summarizes additional information for other short term borrowings:

	Successor Company			Predecessor Company
(dollars in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010
Weighted average interest rate at end of period (1)	0.00%	0.00%	0.00%	0.00%	0.00%
Weighted average interest rate for the period (1)	0.00%	0.00%	0.00%	0.00%	0.09%
Average outstanding balance	$3,572	$3,466	$3,632	$3,821	$7,171
Total balance at end of period	$3,957	$3,957	$3,514	$3,374	$3,374
Maximum outstanding at any month-end	$4,338	$4,338	$3,514	$3,374	$25,087

(1)

Included in the balances are TT&L funds from customers on behalf of the Reserve Bank. The funds received and held for TT&Ls do not incur interest expense, therefore no interest expense or rates are disclosed.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Contractual Lease Obligations

The following table shows the contractual lease obligations of the Company for the periods noted:

	Successor Company
	September 30, 2011
	Less than one year	One to three years	Three to five years	More than five years	Total	December 31, 2010
	(dollars in thousands)
Non-cancelable operating leases	$11,823	$20,295	$13,326	$41,458	$86,902	$101,150
Capital leases	825	1,837	2,086	29,053	33,801	34,363

Total lease obligations	12,648	22,132	15,412	70,511	120,703	135,513

Purchase accounting adjustments	(789)	(852)	(954)	(1,313)	(3,908)	(8,571)

Total lease expense	$11,859	$21,280	$14,458	$69,198	$116,795	$126,942

The Company leases most of its office locations and substantially all of these office leases contain multiple multi-year renewal options and provisions for increased rents, principally for property taxes and maintenance. At September 30, 2011, the minimum commitments under non-cancelable leases for the next five years and thereafter are shown in the above table. The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants. Sub-tenants leasing space from the Company under these operating leases are contractually obligated to the Company for approximately $1.7 million. Approximately 95% of these payments are due to the Company over the next three years.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 11.	COMMITMENTS AND CONTINGENCIES - CONTINUED

Contractual Commitments for Unfunded Loans and Letter of Credits

For a summary and information regarding the contractual commitments for unfunded loan commitments and letters of credit as of September 30, 2011, refer to Note 4, “Loans” of these Consolidated Financial Statements.

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

On November 30, 2009, Marianne Monty filed a similar shareholder derivative suit against the same defendants except Mr. Porter, who was not included. The lawsuit is entitled Marianne Monty v. George S. Leis, et al. This complaint was also filed in the Superior Court in Santa Barbara, Case No. CIVRS1340825. On January 5, 2010, the Court entered an order consolidating this case and the Clem case. The Court subsequently appointed Ms. Monty as lead plaintiff of the consolidated case. Ms. Monty filed a consolidated complaint, expanding her allegations of wrongdoing to include direct claims based on the Company’s approval of a proposed Investment Transaction with the Investor. Ms. Monty filed a motion for preliminary injunction, seeking to enjoin the closing of the Investment Transaction until a shareholder vote could be held. The Court denied the motion, and Ms. Monty appealed from that denial. The Investment Transaction closed on August 31, 2010. The Court of Appeal heard oral argument on Ms. Monty’s appeal on February 9, 2011, and issued its decision on March 30, 2011, affirming the trial court’s denial of the preliminary injunction. Ms. Monty filed a petition for rehearing with the Court of Appeal, and the Company filed an opposition to that petition. The Court of Appeal denied the petition for rehearing, and the plaintiff then filed a petition for review with the California Supreme Court. By order dated June 15, 2011, the California Supreme Court denied the petition for review. The Company’s demurrer to the consolidated complaint was overruled at the trial court, and the defendants filed answers to the consolidated complaint. Management believes the likely outcome of this lawsuit would not have a material effect on the Company’s financial position, results of operations or cash flows.

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

	Successor Company			Predecessor Company
(dollars and shares in thousands, except per share amounts)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010
Net income/(loss) from continuing operations	$20,473	$58,207	$4,958	$(26,088)	$(171,635)
Expense from discontinued operations, net of tax	–	–	–	(36)	(1,429)
Gain on sale of discontinued operations, net of tax	–	–	–	–	8,160

Income from discontinued operations, net	–	–	–	(36)	6,731

Net income/(loss)	20,473	58,207	4,958	(26,124)	(164,904)
Less: Dividends and accretion on preferred stock	–	–	–	1,755	6,938

Net income/(loss) applicable to common shareholders	$20,473	$58,207	$4,958	$(27,879)	$(171,842)

Basic weighted average shares outstanding	32,905	32,904	9,631	505	478
Dilutive effect of stock options and restricted stock	49	19	2	–	–
Dilutive effect of common stock warrants	4	5	12	–	–
Dilutive effect of incremental shares from assumed conversion of preferred stock	–	–	19,449	–	–

Diluted weighted average shares outstanding	32,958	32,928	29,094	505	478

Anti-dilutive common stock equivalents excluded from computation
Stock options	8	9	10,462	10,630	11,315
Common stock warrants	–	–	–	–	–
Earnings/(loss) per share from continuing operations:
Basic	$0.62	$1.77	$0.51	$(51.66)	$(359.07)
Diluted (1)	$0.62	$1.77	$0.17	$(51.66)	$(359.07)
Earnings per share from discontinued operations:
Basic	$–	$–	$–	$(0.07)	$14.08
Diluted (1)	$–	$–	$–	$(0.07)	$14.08
Earnings/(loss) per share applicable to common shareholders:
Basic	$0.62	$1.77	$0.51	$(55.21)	$(359.50)
Diluted (1)	$0.62	$1.77	$0.17	$(55.21)	$(359.50)

(1)

Common stock equivalents are not included in the computation of the diluted weighted average shares outstanding when they are anti-dilutive. No common stock equivalents are included in the computation of the diluted weighted average shares outstanding when there is a net loss for reporting period.

The common stock warrants were issued in conjunction with the preferred stock issued to the U.S. Treasury in November 2008, and were renegotiated as part of the Investment Agreement. For more information related to the common stock warrants, refer to Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements in the 2010 Form 10-K.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 12.	EARNINGS PER SHARE – CONTINUED

For the Predecessor Company, no dilutive shares were included in the computation of diluted earnings per share because the periods presented had a net loss.

NOTE 13.	NONINTEREST INCOME

The table below discloses the largest items included in other noninterest income.

	Successor Company			Predecessor Company
(dollars in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010
Other Income:
Gain / (loss) on OREO sales	$1,252	$5,107	$–	$304	$400
Life insurance income	769	2,117	233	619	2,074
Gain on loan sales	214	825	267	564	5,227
Loss on LIHTCP	(477)	(2,836)	(399)	(492)	(4,416)
Foreclosed collateral valuation allowance	(1,343)	(4,554)	–	(81)	(3,186)
Other	1,468	4,537	531	683	1,056

Total	$1,883	$5,196	$632	$1,597	$1,155

NOTE 14.	NONINTEREST EXPENSE

The table below discloses the largest items included in other noninterest expense.

	Successor Company			Predecessor Company
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010
(dollars in thousands)
Other Expense:
Professional services	$3,097	$11,045	$1,258	$3,688	$12,870
Other intangible expense	2,039	6,580	745	155	621
Software expense	1,867	5,376	868	1,858	8,660
Customer deposit service and support	1,576	5,046	580	1,211	4,961
Furniture, fixtures and equipment, net	1,284	3,723	340	956	3,488
Regulatory expense	875	9,674	1,707	3,167	13,094
Supplies and postage	757	2,770	356	644	2,740
Telephone and data	740	2,217	231	464	2,288
Other	3,952	10,859	1,970	15,848	26,931

Total	$16,187	$57,290	$8,055	$27,991	$75,653

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 15.	SEGMENTS

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

All Other

This reportable segment consists of administrative support areas of the Company and is not considered an operating segment of the Company. The income generated by the All Other segment is from SBB&T’s investment securities portfolio which is managed by the treasury department.

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

	Successor Company
	Three Months Ended September 30, 2011
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$58,270	$–	$7,778	$66,048
Interest expense	5,548	–	4,652	10,200

Net interest income/(loss)	52,722	–	3,126	55,848
Provision for loan losses	787	–	–	787
Noninterest income	7,585	5,385	23	12,993
Noninterest expense	41,880	4,570	1,646	48,096

Direct (loss)/income before tax	17,640	815	1,503	19,958
Indirect (charge)/credit for funds	8,015	16	(8,031)	–

Net (loss)/income from continuing operations before tax	$25,655	$831	$(6,528)	$19,958

Total assets	$4,110,112	$29,012	$1,703,971	$5,843,095

	Successor Company
	Nine Months Ended September 30, 2011
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$182,435	$–	$22,048	$204,483
Interest expense	17,494	–	16,666	34,160

Net interest income/(loss)	164,941	–	5,382	170,323
Provision for loan losses	4,253	–	–	4,253
Noninterest income	22,606	16,531	(763)	38,374
Noninterest expense	127,631	14,946	3,969	146,546

Direct (loss)/income before tax	55,663	1,585	650	57,898
Indirect (charge)/credit for funds	23,463	133	(23,596)	–

Net (loss)/income from continuing operations before tax	$79,126	$1,718	$(22,946)	$57,898

Total assets	$4,110,112	$29,012	$1,703,971	$5,843,095

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 15.	SEGMENTS - CONTINUED

	Successor Company
	One Month Ended September 30, 2010
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
		(dollars in thousands)
Interest income	$20,382	$–	$1,792	$22,174
Interest expense	2,107	40	1,873	4,020

Net interest income/(loss)	18,275	(40)	(81)	18,154
Provision for loan losses	55	–	–	55
Noninterest income	2,515	1,697	(199)	4,013
Noninterest expense	9,565	1,408	6,181	17,154

Direct (loss)/income before tax	11,170	249	(6,461)	4,958
Indirect (charge)/credit for funds	2,287	1	(2,288)	–

Net (loss)/income from continuing operations before tax	$13,457	$250	$(8,749)	$4,958

Total assets	$4,160,554	$35,350	$2,099,265	$6,295,169

	Predecessor Company
	Two Months Ended August 31, 2010
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$38,971	$–	$5,434	$44,405
Interest expense	9,410	80	9,901	19,391

Net interest income/(loss)	29,561	(80)	(4,467)	25,014
Provision for loan losses	15,000	–	–	15,000
Noninterest income	5,053	3,482	892	9,427
Noninterest expense	13,808	2,078	31,452	47,338

Direct (loss)/income before tax	5,806	1,324	(35,027)	(27,897)
Indirect (charge)/credit for funds	381	3	(384)	–

Net (loss)/income from continuing operations before tax	$6,187	$1,327	$(35,411)	$(27,897)

Total assets	$4,213,132	$35,903	$2,966,441	$7,215,476

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 15.	SEGMENTS - CONTINUED

	Predecessor Company
	Eight Months Ended August 31, 2010
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$166,580	$–	$23,159	$189,739
Interest expense	38,192	317	41,819	80,328

Net interest income/(loss)	128,388	(317)	(18,660)	109,411
Provision for loan losses	171,583	–	–	171,583
Noninterest income	18,782	14,236	2,740	35,758
Noninterest expense	58,070	9,093	82,800	149,963

Direct (loss)/income before tax	(82,483)	4,826	(98,720)	(176,377)
Indirect (charge)/credit for funds	(2,807)	27	2,780	–

Net (loss)/income from continuing operations before tax	$(85,290)	$4,853	$(95,940)	$(176,377)

Total assets	$4,213,132	$35,903	$2,966,441	$7,215,476

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 16.	REGULATORY MATTERS

On September 2, 2010, the Bank entered into the Operating Agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years shall have elapsed since the effective date of the Operating Agreement. The Bank was in compliance with these minimum capital ratios at December 31, 2010, and September 30, 2011, with a Tier 1 leverage ratio of 9.2% and 10.9%, respectively and, a total risk-based capital ratio of 14.7% and 18.1%, respectively.

The Bank is also subject to the Consent Order originally issued by the OCC on May 11, 2010, pursuant to which, among other things, the Bank agreed to:

¡	establish a compliance committee to monitor and coordinate compliance with the Consent Order;

¡

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

¡

ensure that the Bank has competent management in place on a full-time basis in all executive officer positions to carry out the Bank’s policies, ensure compliance with the Consent Order, ensure compliance with applicable laws, rules and regulations, and manage the day to day operations of the Bank in a safe and sound manner;

¡	develop and implement a written credit policy and a commercial real estate concentration management program;

¡

obtain current and complete credit information and collateral documentation on all loans lacking such information and documentation, and to maintain a list of any credit exceptions and collateral exceptions that have not been corrected within 60 days;

¡

develop and implement a written consumer mortgage credit risk program, a retail mortgage loan collections program, a retail mortgage loan loss recognition program, a commercial credit risk ratings program, and an independent loan review program;

¡

develop and implement a program to determine whether a loan is impaired and for measuring the amount of the impairment to ensure that the Bank maintains an adequate Allowance for Loan and Lease Losses, consistent with Financial Accounting Standards 114;

¡	implement a program for the maintenance of an adequate Allowance for Loan and Lease Losses;

¡

develop and implement a program to protect the Bank’s interest in those assets criticized in the more recent and any subsequent Report of Examinations, by any internal or external loan review, or in any list provided to management by the National Bank Examiners during any examination as “doubtful,” “substandard,” or “special mention;”

¡

adopt and implement an action plan to manage each parcel of Other Real Estate Owned; and take action to maintain adequate sources of stable funding and to review the Bank’s liquidity on a monthly basis.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 16.	REGULATORY MATTERS - CONTINUED

On May 11, 2010, the Company entered into the Written Agreement with the Reserve Bank. The Written Agreement restricts the payment of dividends by the Company, as well as the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the Reserve Bank. The Written Agreement further requires that the Company and its nonbank subsidiaries not incur, increase, or guarantee any debt, repurchase or redeem any shares of its stock, or pay any interest or principal on subordinated debt or trust preferred securities, in each case without the prior approval of the Reserve Bank. The Written Agreement also requires the Company to develop a capital plan for the Company, which shall address, among other things, the Company’s current and future capital requirements, including compliance with the minimum capital ratios, the adequacy of the capital, the source and timing of additional funds, and procedures to notify the Reserve Bank no more than thirty days after the end of any quarter in which the Company’s consolidated capital ratios or the Bank’s capital ratios fall below the required minimums. The Company will also be required to provide notice to the Reserve Bank regarding the appointment of any new director or senior executive officer. Finally, the Board of Directors of the Company is required to submit written progress reports to the Reserve Bank within thirty days after the end of each calendar quarter.

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

Management has evaluated the effects of events that have occurred subsequent to period end September 30, 2011, and there have been no material events that would require recognition in the September 30, 2011, Consolidated Financial Statements.

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

As a result of the adjustments required by purchase accounting as of the close of business on August 31, 2010 (the “Transaction Date”), the Company’s balance sheets and results of operations from periods prior to the Transaction Date are labeled as “Predecessor Company” and are not comparable to balance sheets and results of operations from periods subsequent to the Transaction Date, which are labeled as “Successor Company.” The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the Transaction Date rather than at their historical cost basis recorded in the predecessor period. As a result of the change in accounting bases, items of income and expense such as the rate of interest income and expense as well as depreciation, amortization, and rental expense have also changed. In general, these changes in income and expense relate to the amortization of premiums or accretion of discounts to arrive at contractual amounts due. To call attention to this lack of comparability and as required by the accounting and reporting guidance, the Company has placed a heavy black line between the Successor Company and Predecessor Company columns in the Consolidated Financial Statements and in the tables in the notes to the statements and in this discussion. The Successor Company period started on September 1, 2010, and includes the Company’s financial information and activity on and after September 1, 2010. The Predecessor Company contains all of the Company’s financial information and activity up until the close of business on August 31, 2010.

FINANCIAL HIGHLIGHTS

Successor Company

Net income applicable to common shareholders for the three and nine months ended September 30, 2011, was $20.5 million, or $0.62 per diluted share and $58.2 million, or $1.77 per diluted share, respectively. The financial highlights for the three and nine months ended September 30, 2011, were as follows:

¡

Delivered the fourth consecutive quarter of strong profitable results, bringing the total net income to $84.0 million, or $2.62 per a diluted share, following the successful recapitalization on August 31, 2010;

¡	Improved net interest margins to 4.08% for the third quarter of 2011, and 4.17% for the nine months ended September 30, 2011;

¡	Grew regulatory capital ratios to 12.1% and 20.0% for Tier 1 Leverage and Total Risk-Based Capital ratios, respectively and;

¡	Achieved a return on average assets of 1.39% and a return on average equity of 11.14% for the third quarter of 2011.

Predecessor Company

Net loss applicable to common shareholders for the two and eight months ended August 31 2010, was $27.9 million or $55.17 per diluted share and $171.8 million or $359.82 per diluted share, respectively. The net loss from continuing operations for the two and eight months ended August 31, 2010, was $26.1 million or $51.63 per diluted share and $171.6 million or $359.38, respectively. The differences between the net loss applicable to common shareholders and the net loss from continuing operations is attributable to the operating results from the discontinued operations and the accrual of dividends on outstanding shares of preferred stock.

The financial highlights for the two and eight months ended August 31, 2010, were as follows:

¡	Maintained a large liquidity balance to mitigate liquidity risk due to uncertainty related to the Company’s performance;

¡	Incurred costs associated with executing the Investment Transaction, including investment banker, attorney, and consultant fees;

¡	Sold the RAL and RT Programs in January 2010, for a net gain of $8.2 million. As a result, the RAL and RT Programs were reported as discontinued operations; and

¡	Increased provision expense recognized as a result of credit quality issues within the loan portfolio.

The impact to the Company from these items will be discussed in more detail throughout the analysis sections of the Management’s Discussion and Analysis (“MD&A”) section of this Form 10-Q.

RESULTS OF OPERATIONS

INTEREST INCOME

The Company’s primary source of revenue is interest income. The discussion below concerning interest income for the various periods presented relate to interest income from loans in the Commercial & Community Banking segment, while the discussion below concerning interest income from securities or from deposits with other banks all pertain to the Company’s Treasury Department activities, and are included in the All Other segment. The Wealth Management segment does not earn interest income. The accounting for interest income for loans and securities is explained in detail in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.

The following table presents a summary of interest income for the three and nine months ended September 30, 2011, for the one month ended September 30, 2010, and the two and eight months ended August 31, 2010.

	Successor Company			Predecessor Company
(dollars in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010
Loans:
Commercial	$4,803	$19,580	$3,076	$4,990	$24,034
Real estate - commercial	37,475	115,099	11,312	21,672	90,159
Real estate - residential 1 to 4 family	14,606	43,174	5,555	10,877	45,958
Consumer loans	1,387	4,582	439	1,432	6,430

Total loans	58,271	182,435	20,382	38,971	166,581
Trading assets	–	–	–	19	143
Investment securities available for sale:
U.S. Treasury securities	–	–	2	56	219
U.S. Agencies	296	1,114	162	1,043	5,626
Asset backed securities	–	73	19	23	92
CMO’s and MBS	4,784	12,677	627	1,669	6,388
State and municipal securities	2,149	6,473	719	1,869	7,727

Total investment securities available for sale	7,229	20,337	1,529	4,660	20,052
Other:
Interest and dividends on deposits in other financial institutions	183	600	193	538	2,241
FHLB and other investments	365	1,111	70	217	722

Total other	548	1,711	263	755	2,963

Total interest income	$66,048	$204,483	$22,174	$44,405	$189,739

Successor Company

Interest income for the three and nine months ended September 30, 2011, was $66.0 million, and $204.5 million, respectively. Interest income for the three months ended September 30, 2011, was impacted by lower accretion related to PCI Loan Pools compared to the previous two quarters, and by lower average loan balances. The Company also records recoveries on PCI Loans that were fully charged-off prior to the Transaction Date on a cost recovery basis as a component of interest income. Recoveries on fully charged-off PCI Loans totaled $2.9 million and $9.0 million for the three and nine months ended September 30, 2011, respectively.

Interest income from investment securities was $7.2 million and $20.3 million during the three and nine months ended September 30, 2011. The Company purchased $423.9 million of investment securities during the nine months ended September 30, 2011, increasing the average balance.

Purchase accounting adjustments made at the Transaction Date have had a negative impact on the amount of interest income recognized on the investment securities portfolio. As a result of a low interest rate environment at the Transaction Date versus the original purchase date of securities in the investment portfolio, the Company was required by purchase accounting to record a premium on the investment securities portfolio, which has resulted in amortization, reducing interest income over the terms of the various securities.

Predecessor Company

Interest income was $44.4 million, and $189.7 million for the two and eight months ended August 31, 2010, respectively. Interest income was impacted by loan sales, nonaccrual loan activity, and charge-offs during these periods. The Company also restricted lending activity up until the Transaction Date to maintain the Company’s capital ratios, which resulted in a decline in loan balances as maturing loans, and normal portfolio attrition, were not matched by new originations. Interest income from trading and AFS securities decreased as a result of sales, calls and maturities of securities, as well as the impact of a declining rate environment on certain adjustable rate securities. Contributing further to the overall decline in interest income was due to the Company retaining additional cash to maintain liquidity.

INTEREST EXPENSE

The Company incurs interest expense from interest payments made to depositors and for other borrowings. Interest expense from deposits all pertain to the Commercial & Community Banking operating segment, while interest expense from borrowings or debt almost all pertain to the Company’s Treasury Department related activity and therefore are included in the All Other segment. Wealth Management incurs interest expense only for the capital lease on the building occupied by the Company’s Trust Department. For more information regarding leases, refer to the section titled “Leases” in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements for an explanation of the accounting for a capital lease.

Each of the categories of interest expense was significantly impacted by the application of purchase accounting adjustments. At the Transaction Date, market interest rates had declined from what they were when a large proportion of the Company’s fixed rate time CDs and repurchase agreements were issued. The decline in interest rates caused the carrying value of these liabilities to decrease and premiums were recognized for these liabilities to report them at their fair value. These premiums are being amortized over the terms of the related liabilities, reducing interest expense.

The Investment Transaction provided excess liquidity which was used to reduce outstanding debt. The remaining borrowings from the FHLB were either prepaid in September 2011, or matured in the fourth quarter of 2010. At September 30, 2011, there are no borrowings outstanding with the FHLB. The Company also repurchased $68 million of its subordinated debt at the Transaction Date contributing further to the year over year decline in interest expense. The remaining subordinated debt and the Company’s trust preferred securities had a fair value less than their face values resulting in accretable discounts, which has increased interest expense since the Transaction Date. The securities sold under agreements to repurchase had a fair value in excess of their principal amount resulting in a premium; the amortization of which reduced interest expense to less than the amount paid to creditors.

The following table presents a summary of interest expense for the three and nine months ended September 30, 2011, as well as for the one month ended September 30, 2010, and the two and eight months ended August 31, 2010.

	Successor Company			Predecessor Company
(dollars in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010
Deposits:
NOW accounts	$403	$1,207	$164	$349	$1,705
Money market deposit accounts	458	1,277	157	356	1,499
Savings deposits	436	1,329	166	333	1,406
Time certificates of deposit	4,852	15,832	1,894	10,185	41,903

Total deposits	6,149	19,645	2,381	11,223	46,513
Securities sold under agreements to repurchase and Federal funds purchased	2,502	7,088	319	1,368	5,389
Long term debt and other borrowings:
Long term debt	1,446	6,841	1,230	6,620	27,709
Other borrowings	103	586	90	180	717

Total long term debt and other borrowings	1,549	7,427	1,320	6,800	28,426

Total interest expense	$10,200	$34,160	$4,020	$19,391	$80,328

Successor Company

Interest expense for the three and nine months ended September 30, 2011, was $10.2 million and $34.2 million, respectively. Interest expense declined during the three and nine months ended September 30, 2011 due to the maturity of broker deposits and the replacement of lower rate customer deposits. Contributing further to the decline in interest expense was the maturity of $18.0 million in subordinated debt during the third quarter of 2011. The one month period ended September 30, 2010, had increased interest expense primarily from broker deposits and higher average borrowings from long term debt.

Predecessor Company

Interest expense for the two and eight months ended August 31, 2010, of $19.4 million and $80.3 million was impacted by higher rate and average balances for deposits which is mostly due to increased reliance on broker deposits to maintain liquidity and significantly higher average balances for long term debt.

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

The net interest margin is improved by higher rates earned on assets, lower rates paid on liabilities, funding a larger proportion of earning assets with noninterest bearing liabilities, and by lowering the amount of nonearning assets that must be funded. Interest rates earned on assets and paid on liabilities tend to move in tandem with each other as the market interest rate environment changes, but it is generally harder to improve the net interest margin in a low interest rate environment because there is a rate beyond which deposit rates cannot be lowered and still retain customers while asset yields may continue to fall. Conversely, as market interest rates rise, deposit rates will generally not rise as fast or as much and the net interest margin may thereby improve.

The following tables set forth the average balances and interest income and interest expense for the three and nine months ended September 30, 2011, the one month ended September 30, 2010, and the two and eight months ended August 31, 2010.

	Successor Company
	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
	Average Balance	Amount (3)	Rate (3)	Average Balance	Amount (3)	Rate (3)
	(dollars in thousands)

Assets
Interest bearing demand deposits in other financial institutions	$315,811	$182	0.23%	$347,092	$600	0.23%
Securities:
Investment securities available for sale:
Taxable	1,176,991	5,080	1.71%	1,131,754	13,864	1.64%
Non taxable	203,248	2,149	4.23%	202,932	6,473	4.25%

Total securities	1,380,239	7,229	2.08%	1,334,686	20,337	2.04%
Loans: (1)
Commercial	228,770	4,803	8.33%	251,737	19,580	10.40%
Real estate - commercial (2)	2,181,785	37,475	6.87%	2,218,531	115,099	6.92%
Real estate - residential 1 to 4 family	1,176,892	14,606	4.96%	1,170,595	43,174	4.92%
Consumer loans	60,694	1,387	9.07%	59,353	4,582	10.32%

Total loans, gross	3,648,141	58,271	6.38%	3,700,216	182,435	6.58%
Other interest earning assets	80,306	366	1.81%	83,096	1,111	1.79%

Total interest-earning assets	5,424,497	66,048	4.86%	5,465,090	204,483	5.00%
Noninterest earning assets	429,771			443,551

Total assets	$5,854,268			$5,908,641

Liabilities and shareholders’ equity
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,763,765	1,297	0.29%	$1,737,869	3,813	0.29%
Time certificates of deposit	1,758,278	4,852	1.09%	1,883,362	15,832	1.12%

Total interest bearing deposits	3,522,043	6,149	0.69%	3,621,231	19,645	0.72%
Borrowed funds:
Securities sold under agreements to repurchase	317,501	2,502	3.13%	319,959	7,088	2.96%
Other borrowings	103,482	1,549	5.94%	113,229	7,427	8.77%

Total borrowed funds	420,983	4,051	3.82%	433,188	14,515	4.48%

Total interest bearing liabilities	3,943,026	10,200	1.02%	4,054,419	34,160	1.12%
Noninterest bearing demand deposits	1,097,874			1,075,914
Other noninterest bearing liabilities	84,127			88,215
Shareholders’ equity	729,241			690,093

Total liabilities and shareholders’ equity	$5,854,268			$5,908,641

Net interest spread			3.84%			3.88%

Net interest income/margin		$55,848	4.08%		$170,323	4.17%

(1) Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.

(2) Commercial real estate loans include multifamily residential real estate loans.

(3) Includes impact of accretion or amortization of discounts and premiums.

	Successor Company
	For the One Month Ended September 30, 2010
	Average Balance	Amount (3)	Rate (3)
	(dollars in thousands)
Assets
Interest bearing demand deposits in other financial institutions	$963,121	$193	0.24%
Securities:
Investment securities available for sale:
Taxable	654,332	810	1.51%
Non taxable	220,211	719	3.92%

Total securities	874,543	1,529	2.12%
Loans: (1)
Commercial	538,959	3,076	6.94%
Real estate - commercial (2)	2,153,201	11,313	6.30%
Real estate - residential 1 to 4 family	1,227,633	5,555	5.43%
Consumer loans	81,918	438	6.51%

Total loans, gross	4,001,711	20,382	6.12%
Other interest earning assets	81,502	70	1.04%

Total interest-earning assets	5,920,877	22,174	4.50%
Noninterest earning assets	514,628

Total assets	$6,435,505

Liabilities and shareholders’ equity
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,554,136	487	0.38%
Time certificates of deposit	2,521,803	1,894	0.91%

Total interest bearing deposits	4,075,939	2,381	0.71%
Borrowed funds:
Securities sold under agreements to repurchase	322,754	319	1.20%
Other borrowings	239,091	1,320	6.72%

Total borrowed funds	561,845	1,639	3.55%

Total interest bearing liabilities	4,637,783	4,020	1.05%
Noninterest bearing demand deposits	1,107,766
Other noninterest bearing liabilities	115,832
Shareholders’ equity	574,124

Total liabilities and shareholders’ equity	$6,435,505

Net interest spread			3.45%

Net interest income/margin		$18,154	3.73%

(1) Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.

(2) Commercial real estate loans include multifamily residential real estate loans.

(3) Includes impact of accretion or amortization of discounts and premiums.

	Predecessor Company
	For the Two Months Ended August 31, 2010			For the Eight Months Ended August 31, 2010
	Average Balance	Amount	Rate	Average Balance	Amount	Rate
	(dollars in thousands)

Assets
Interest bearing demand deposits in other financial institutions	$1,182,718	$539	0.27%	$1,030,268	$2,241	0.33%
Securities:
Trading assets	4,364	19	2.56%	4,998	143	4.29%
Investment securities available for sale:
Taxable	643,503	2,791	2.55%	737,155	12,325	2.51%
Non taxable	230,531	1,869	4.86%	238,375	7,727	4.86%

Total securities	878,398	4,679	3.16%	980,528	20,195	3.09%
Loans: (1)
Commercial	663,442	4,990	4.43%	820,381	24,034	4.40%
Real estate - commercial (2)	2,434,046	21,672	5.34%	2,511,673	90,159	5.38%
Real estate - residential 1 to 4 family	1,325,111	10,877	4.92%	1,369,166	45,958	5.03%
Consumer loans	117,166	1,432	7.20%	139,798	6,430	6.91%

Total loans, gross	4,539,765	38,971	5.13%	4,841,018	166,581	5.16%
Other interest earning assets	83,378	216	1.53%	85,461	722	1.27%

Total interest-earning assets	6,684,259	44,405	3.97%	6,937,275	189,739	4.10%
Noninterest earning assets	159,558			214,759
Total assets from discontinued operations	85,234			225,897

Total assets	$6,929,051			$7,377,931

Liabilities and shareholders’ equity
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,566,091	1,038	0.39%	$1,595,628	4,610	0.43%
Time certificates of deposit	2,553,170	10,185	2.35%	2,706,044	41,903	2.33%

Total interest bearing deposits	4,119,261	11,223	1.60%	4,301,672	46,513	1.63%
Borrowed funds:
Securities sold under agreements to repurchase	305,289	1,368	2.64%	310,012	5,389	2.61%
Other borrowings	1,075,191	6,800	3.72%	1,127,676	28,426	3.79%

Total borrowed funds	1,380,480	8,168	3.48%	1,437,688	33,815	3.53%

Total interest bearing liabilities	5,499,741	19,391	2.07%	5,739,360	80,328	2.11%
Noninterest bearing demand deposits	1,015,227			1,020,775
Other noninterest bearing liabilities	103,816			103,257
Total liabilities from discontinued operations	85,234			225,897
Shareholders’ equity	225,033			288,642

Total liabilities and shareholders’ equity	$6,929,051			$7,377,931

Net interest spread			1.90%			1.99%

Net interest income/margin		$25,014	2.20%		$109,411	2.37%

(1) Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.

(2) Commercial real estate loans include multifamily residential real estate loans.

PROVISION FOR LOAN LOSSES

Quarterly, the Company determines the amount of ALLL that is adequate to provide for losses inherent in the Company’s loan portfolios. The provision for loan losses is determined by the net change in the ALLL from one period to another for loans originated and purchased after the Transaction Date. For PCI Loan Pools, the provision for loan losses is impacted when Management’s estimates of future cash flows are lower than what had previously been expected (i.e. there were less cash flows in a pool and higher net charge-offs within a pool than what had been previously expected causing the need for additional provision for loan losses). For a detailed discussion of the Company’s ALLL, refer to the “Allowance for Loan and Lease Losses” section of this Form 10-Q within Note 1, “Summary of Significant Accounting Policies”, Note 6, “Allowance for Loan and Lease Losses” and, the Note 8, “Allowance for Loan and Lease Losses” section of the Company’s 2010 Form 10-K. All of the activity within the provision for loan losses relates to the Commercial & Community Banking operating segment.

Successor Company

Provision for loan losses for the three and nine months ended September 30, 2011, was $787,000 and $4.3 million, respectively. The majority of the provision for loan losses for the three and nine month periods ended September 30, 2011, pertains to the Company’s estimate of losses inherent in loans originated and purchased after the Transaction Date. For information regarding the ALLL methodology, refer to Note 1, “Summary of Significant Accounting Policies” and Note 6, “Allowance for Loan and Lease Losses” of the Consolidated Financial Statements. As a result of the Investment Transaction and the application of the accounting guidance for business combinations, the ALLL for the credit impaired loans that were purchased was eliminated and the purchased credit impaired loans were recorded at their fair value at the Transaction Date as described in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements.

The Company periodically re-forecasts expected cash flows on PCI Term Pools, and compares those revised estimates to that which was previously expected. To the extent that the Company’s revised estimate for cash flows is lower than previously expected, the Company will establish an allowance for PCI Term Pools through a provision for loan losses. If the Company’s revised estimate for cash flows is significantly higher than that which was previously expected, the Company will reverse any allowance previously established for PCI Term Pools with any remaining cash flows recorded to interest income through an increase in the accretable yield.

For PCI Revolving Pools, the Company periodically evaluates credit performance to determine if there has been further deterioration in the credit quality of those pools, as described in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements. To the extent that the credit performance is worse than previously expected, the Company will establish an allowance for PCI Revolving Pools through a provision for loan losses. If credit performance is significantly better than expected, the Company will begin to accrete the purchase discount for PCI Revolving Pools into interest income.

Predecessor Company

Provision for loan losses for the two and eight months ended August 31, 2010, was $15.0 million and $171.6 million, respectively. The increased provision for loan losses in 2010 was reflective of the increased level of net charge-offs and nonaccrual loans experienced during that period, as economic conditions were particularly adverse in the State of California.

NONINTEREST INCOME

Noninterest income primarily consists of fee income received from the operations of the Bank and gains or losses from sales of assets. Fee income is generated by servicing deposit relationships, trust and investment advisory fees, and fees and commissions earned on certain transactions from Bank operations. A significant portion of noninterest income is generated from service charges on deposit accounts and trust and advisory fees. These service charges and fees relate to the Commercial & Community Banking segment while the trust and investment advisory fees are from the Wealth Management segment.

The following table presents a summary of noninterest income for the three and nine months ended September 30, 2011, one month ended September 30, 2010, and two and eight months ended August 31, 2010.

	Successor Company			Predecessor Company
(dollars in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010
Noninterest income
Trust and investment advisory fees	$5,266	$15,920	$1,616	$3,452	$14,035
Deposit service charges and fees	3,286	9,913	996	2,141	9,124
Other service charges, commissions and fees	2,593	7,596	800	1,558	5,777
Gain / (loss) on securities, net	(35)	(251)	(31)	679	5,667
Other	1,883	5,196	632	1,597	1,155

Total noninterest income	$12,993	$38,374	$4,013	$9,427	$35,758

Successor Company

Noninterest income was $13.0 million for the three months ended September 30, 2011. Trust and investment advisory fees are generated from the Wealth Management segment, primarily from the management of customer’s assets. As the value and balance of managed assets increase, fees increase accordingly. For the three months ended September 30, 2011, trust and investment advisory fees were $5.3 million. Other service charges and fees include charges for a wide range of services provided to customers such as Automated Teller Machines (“ATMs”), safe deposit boxes, bank card fees, and wire transfer fees. These fees were $2.6 million for the three months ended September 30, 2011. For the nine month period ending September 30, 2011, the largest contributors of noninterest income were the same as noted above for the three month period.

Predecessor Company

For the eight months ended August 31, 2010, noninterest income was $35.8 million. Noninterest income increased primarily from the gain on sale of securities of $5.7 million. This gain was mostly attributable to a $4.5 million gain on the sale of $48.6 million of MBS and municipal securities and the call of $143.2 million of U.S. Agency and municipal securities from the AFS portfolio during the first quarter of 2010.

The table below discloses the largest items included in other noninterest income for the three and nine months ended September 30, 2011, one month ended September 30, 2010, and two and eight months ended August 31, 2010.

	Successor Company			Predecessor Company
(dollars in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010
Other Income:
Gain / (loss) on OREO sales	$1,252	$5,107	$–	$304	$400
Life insurance income	769	2,117	233	619	2,074
Gain on loan sales	214	825	267	564	5,227
Loss on LIHTCP	(477)	(2,836)	(399)	(492)	(4,416)
Foreclosed collateral valuation allowance	(1,343)	(4,554)	–	(81)	(3,186)
Other	1,468	4,537	531	683	1,056

Total	$1,883	$5,196	$632	$1,597	$1,155

NONINTEREST EXPENSE

The following table presents a summary of noninterest expense for the three months and nine months ended September 30, 2011, the one month ended September 30, 2010, and two and eight months ended August 31, 2010.

	Successor Company			Predecessor Company
(dollars in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010
Noninterest expense
Salaries and employee benefits	$25,867	$71,860	$7,081	$15,139	$58,816
Occupancy expense, net	6,042	17,396	2,018	4,208	15,494
Other	16,187	57,290	8,055	27,991	75,653

Total noninterest expense	$48,096	$146,546	$17,154	$47,338	$149,963

Successor Company

Salaries and benefits were not impacted by the purchase accounting adjustments from the Investment Transaction. Salaries and employee benefits were $25.9 million, $71.9 million and $7.1 million for the three and nine months ended September 30, 2011, and one month ended September 30, 2010. Salaries and employee benefits have increased as additional personnel were hired to support the enhancement of the Company’s operating platform.

Net occupancy expense for the three and nine months ended September 30, 2011, was impacted by purchase accounting. The purchase accounting valuations decreased future lease expense and increased depreciation expense for owned buildings. The Company is contractually required to pay for leased premises at a higher than current market rate as these leases were entered into during a stronger economic period with higher demand for commercial space. The revaluation of the leases resulted in the recognition of a liability for unfavorable lease payments. This amount is amortized as a reduction of lease expense over the lives of the contractual lease terms. The fair value of the Company’s owned properties was higher than the amortized cost at the Transaction Date due to the buildings being acquired several years ago when commercial properties had lower property values. The higher basis on the buildings has increased depreciation expense.

Other expense

The table below summarizes the significant items included in other expense for the three and nine months ended September 30, 2011, the one month ended September 30, 2010, and two and eight months ended August 31, 2010.

	Successor Company			Predecessor Company
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Eight Months Ended August 31, 2010
(dollars in thousands)
Other Expense:
Professional services	$3,097	$11,045	$1,258	$3,688	$12,870
Other intangible expense	2,039	6,580	745	155	621
Software expense	1,867	5,376	868	1,858	8,660
Customer deposit service and support	1,576	5,046	580	1,211	4,961
Furniture, fixtures and equipment, net	1,284	3,723	340	956	3,488
Regulatory assessments	875	9,674	1,707	3,167	13,094
Supplies and postage	757	2,770	356	644	2,740
Telephone and data	740	2,217	231	464	2,288
Other	3,952	10,859	1,970	15,848	26,931

Total	$16,187	$57,290	$8,055	$27,991	$75,653

PROVISION FOR INCOME TAXES

Successor Company

For the three and nine months ended September 30, 2011, the Company recorded income tax benefits of $515,000 and $309,000, respectively.

The Company did not record a provision for income taxes for the one month ended September 30, 2010.

Predecessor Company

For the two and eight months ended August 31, 2010, the Company recorded income tax benefits of $1.8 million and $4.7 million, respectively.

For additional information related to the Company’s provision for income taxes, refer to Note 9, “Deferred Tax Assets and Tax Provision” of the Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

CASH AND CASH EQUIVALENTS

Successor Company

The Company’s cash and cash equivalents was $305.6 million at September 30, 2011, compared to $495.9 million at December 31, 2010, a decrease of $190.2 million. The decrease in cash and cash equivalents is primarily attributable to the purchase of $224.8 million of loans and the purchase of $423.9 million of AFS investment securities and a decrease in deposits of $319.9 million during the nine months ended September 30, 2011. These purchases were offset by $293.6 million from the sale, call and maturity of AFS investment securities, principal paydowns of loans, and by a payment from the IRS of $50.1 million for a tax receivable related to the re-filing of previous year’s tax returns.

INVESTMENT SECURITIES

Successor Company

The Company’s investment security portfolio is utilized as collateral for borrowings, required collateral for public agencies and trust customers deposits, CRA support, and to manage liquidity and interest rate risk.

Investment securities were $1.45 billion at September 30, 2011, compared to $1.28 billion at December 31, 2010, an increase of $169.1 million. This increase was mostly due to purchases of $352.5 million of CMOs and $71.4 million of mortgage backed securities during the nine months ended September 30, 2011. These purchases were offset by principal paydowns of $128.7 million and calls and maturities of U.S. Agency Securities of $150.0 million. The investment security portfolios are managed to maximize funding and liquidity needs and are included as assets of the All Other segment.

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

	Successor Company
	September 30, 2011	December 31, 2010
	(dollars in thousands)

Real estate:
Residential - 1 to 4 family	$922,204	$897,478
Multifamily loans	309,939	254,511
Commercial	1,640,312	1,745,589
Construction and land loans	210,544	234,837
Revolving - 1 to 4 family	263,634	280,753
Commercial loans	204,241	266,702
Consumer loans	57,064	60,713
Other loans	12,525	19,246

Total loans	$3,620,463	$3,759,829

Percent of loans to total loans
Real estate:
Residential - 1 to 4 family	25.5%	23.9%
Multifamily loans	8.6%	6.8%
Commercial	45.3%	46.4%
Construction and land loans	5.8%	6.2%
Revolving - 1 to 4 family	7.3%	7.5%
Commercial loans	5.6%	7.1%
Consumer loans	1.6%	1.6%
Other loans	0.3%	0.5%

Total loans	100.0%	100.0%

Successor Company

The Company’s loans are reported at their net carrying values, which include amounts related to the nonaccretable difference, accretable yield, purchase discounts, deferred loan origination fees and costs, extension fees, and commitment fees. The nonaccretable difference and accretable yield were generated from the purchase accounting adjustments at the Transaction Date and reduced the carrying balance of the loans as described in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.

To assist the reader with understanding of the PCI Term and PCI Revolving Pools versus the loans originated and purchased since the Transaction Date the following table provides a summary of the carrying balance and unpaid principal balance of the loans held for investment at September 30, 2011, and December 31, 2010.

	Successor Company
	September 30, 2011
	Originated and Purchased Since Transaction Date	PCI Term Pools	PCI Revolving Pools	Total
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$152,377	$701,812	$68,015	$922,204
Multifamily loans	107,762	200,078	2,099	309,939
Commercial	91,988	1,526,371	21,953	1,640,312
Construction	161	200,016	10,367	210,544
Revolving - 1 to 4 family	3,152	5,735	254,747	263,634
Commercial loans	11,774	75,009	117,458	204,241
Consumer loans	12,006	24,054	21,004	57,064
Other loans	1,991	5,990	4,544	12,525

Total loans	$381,211	$2,739,065	$500,187	$3,620,463

Total unpaid principal balance	$388,957	$2,995,721	$586,308	$3,970,986

	Successor Company
	December 31, 2010
	Originated After the Transaction Date	PCI Term Pools	PCI Revolving Pools	Total
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$7,652	$814,770	$75,056	$897,478
Multifamily loans	–	252,379	2,132	254,511
Commercial	–	1,718,029	27,560	1,745,589
Construction	–	227,424	7,413	234,837
Revolving - 1 to 4 family	1,237	5,451	274,065	280,753
Commercial loans	2,553	115,799	148,350	266,702
Consumer loans	1,155	34,491	25,067	60,713
Other loans	2,119	9,458	7,669	19,246

Total loans	$14,716	$3,177,801	$567,312	$3,759,829

Total unpaid principal balance	$14,688	$3,494,683	$668,988	$4,178,359

As described in the Consolidated Financial Statements, the Company has elected an accounting policy to apply expected cash flows accounting guidance in ASC 310-30 for term loans subject to the business combination and push-down accounting requirements for loan portfolios acquired in a business combination referred to as PCI Term Pools. Some loans that otherwise meet the definition of credit impaired, such as revolving lines of credit, are specifically excluded from the PCI Term Pools as per the accounting guidance in ASC 310-30 and are referred to as PCI Revolving Pools. The PCI Term and Revolving loans purchased through the Investment Transaction, have been pooled based on similar risk characteristics, and are accounted for as a single asset.

At September 30, 2011, and December 31, 2010, a majority of the loans included in “Loans Held for Investment” are PCI Term and PCI Revolving Pools. The accounting for PCI Term and PCI Revolving Pools is significantly different from the accounting for loans originated and purchased since the Transaction Date. For a discussion of the accounting for PCI Term and PCI Revolving Pools, refer to Note 1, “Summary of Significant Accounting Policies,” Note 4, “Loans” and, Note 5, “Purchased Credit Impaired Pools” of the Consolidated Financial Statements.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company establishes an estimated allowance for inherent loan losses and records the change in this estimate through charges to current period earnings.

Successor Company

The ALLL of $4.3 million and $520,000 at September 30, 2011, and December 31, 2010, respectively, is for the loans originated and purchased since the Transaction Date. The increase of ALLL of $3.8 million since December 31, 2010, is attributed to the estimated credit losses inherent in the purchases and originations since the Transaction Date.

The loans originated and purchased at September 30, 2011, have a carrying balance of $381.2 million and a ratio of ALLL compared to the newly originated and purchased loans of 1.1%. At December 31, 2010, the loans originated since the Transaction Date had a carrying balance of $14.7 million and a ratio of ALLL compared to the newly originated loans of 3.5%.

ALLL Model Methodology

The methodology used to calculate the ALLL is described in Note 1, “Summary of Significant Accounting Policies” and in Note 6, “Allowance for Loan and Lease Losses” of the Consolidated Financial Statements.

Loan Losses

Successor Company

Net charge-offs during the nine months ended September 30, 2011, were $485,000. The net charge-offs during the nine months ended September 30, 2011, by loan type is disclosed in Note 6, “Allowance for Loan and Lease Losses” of the Consolidated Financial Statements. Charge-off activity for PCI Loan Pools is primarily accounted for within the nonaccretable discount for the PCI Term Pools and purchase discount for PCI Revolving Pools.

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

A loan may be restructured when the Company determines that a borrower’s financial condition has deteriorated, but still has the ability to repay the loan. A loan is considered to be TDR when the original terms have been modified in favor of the borrower such that either principal or interest has been forgiven, contractual payments are deferred, or the interest rate is reduced. Once a loan has been restructured for a customer, the Company considers the loan to be nonaccrual for a minimum of six months. Once the borrower has made their payments as contractually required for six months, the loan is reviewed and a determination is made whether the loan can begin to accrue interest. Loans in the PCI Term Pools that had been classified as TDRs prior to the Transaction Date are no longer considered TDRs following the application of purchase accounting. Refer to Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements, for more information on the treatment of TDRs.

Note 6, “Allowance for Loan and Lease Losses” of the Consolidated Financial Statements provides an aging table of past due loans on an individual basis based on their contractual obligation. If a loan is in a PCI Term Pool and contractually past due, the loan is reported in the aging table as a past due loan but, still accruing. The aging table provides the net carrying value of all loans in a current, 30-89 days past due, 90 days or more past due still accruing, and loans on nonaccrual status. Nonaccrual loans, including TDRs, were $26.8 million at September 30, 2011, compared to $14.2 million at December 31, 2010.

The reporting for nonperforming loans was significantly impacted by the classification of all purchased loans as either PCI Term Pools or PCI Revolving Pools. The accounting for PCI Term Pools and PCI Revolving Pools is described in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements. All loans were written down to their fair value which is based on the expected cash flows for both interest and principal, net charge-offs and prepayments expected to be received. Therefore no loans recorded as of the Transaction Date that are classified as nonaccrual except for loans which are in the PCI Revolving Pools and any loans originated or purchased since the Transaction Date which met the criteria as a nonperforming loan. At September 30, 2011, and December 31, 2010, there were no loans which had been originated or purchased since the Transaction Date which are considered to be nonperforming.

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

At September 30, 2011, and December 31, 2010, the balance of OREO was $48.4 million and $40.8 million, respectively. The increase of $7.6 million was due to the addition of $46.8 million of new OREOs, offset by sales of $34.3 million and an increase in the valuation allowance of $4.9 million.

OTHER ASSETS

Included within other assets are BOLI, LIHTCPs, Receivables, and FHLB stock.

Successor Company

Other assets were $225.3 million at September 30, 2011, compared to $284.3 million at December 31, 2010, a decrease of $ 59.0 million or 20.7%. This decrease is attributed primarily to the payments of $50.1 million from the IRS which was applied against the corporate tax receivable, the sale of $19.5 million in LIHTCP, offset by increased OREO of $7.6 million. The increase in OREO was due to $46.8 million in new OREO properties, offset by sales of $34.3 million and valuation allowances of $4.9 million since December 31, 2010. At December 31, 2010, the corporate tax receivable was $56.8 million, the amount estimated to be recovered through carryback of NOLs. For more information refer to Note 13, “Deferred Tax Assets and Tax Provision” of the 2010 Form 10-K Consolidated Financial Statements.

DEPOSITS

Successor Company

The deposit balances by category are summarized as of September 30, 2011, and December 31, 2010 in the table below.

	Successor Company
	September 30, 2011	December 31, 2010
	(dollars in thousands)
Noninterest bearing deposits	$1,122,350	$1,099,260
Interest bearing deposits:
NOW accounts	929,622	938,228
Money market deposit accounts	350,436	314,362
Other savings deposits	513,298	434,896
Time deposits	1,675,678	2,121,542

Total deposits	$4,591,384	$4,908,288

At September 30, 2011, deposits were $4.59 billion, a decrease of $316.9 million since December 31, 2010. The decrease in deposits is mostly attributed to a decline in time deposits of $445.9 million. The decrease in time deposits occurred from high rate brokered time deposits maturing, which were not renewed. Money market deposits increased by $36.1 million to $350.4 million since December 31, 2010. Similarly, other savings deposits of $513.3 million at September 30, 2011, increased by $78.4 million since December 31, 2010.

OTHER BORROWINGS

Successor Company

Other borrowings was $100.1 million and $121.0 million at September 30, 2011, and December 31, 2010, respectively. This decrease is mostly attributable to the maturity of $18.0 million of subordinated debt during the third quarter of 2011. For additional information regarding the Company’s borrowings, refer to Note 10, “Other Borrowings” of the Consolidated Financial Statements and Note 17, “Long Term Debt and Other Borrowings” of the Consolidated Financial Statements of the 2010 Form 10-K.

CAPITAL RESOURCES

Capital Adequacy Standards

The Company and SBB&T are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements as specified by the regulatory framework for prompt corrective action could cause the regulators to initiate certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. For additional information regarding the Company’s capital refer to Note 21, “Shareholders’ Equity” and Note 23, “Regulatory Capital Requirements” of the Consolidated Financial Statements of the 2010 Form 10-K .

The Company’s and SBB&T’s capital ratios as of September 30, 2011, and December 31, 2010, were as follows:

	Successor Company
	Total Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Capital Ratio	Tier 1 Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)

September 30, 2011
PCBC (consolidated)	$735,499	$700,119	$ 3,671,592	$ 5,771,334	20.0%	19.1%	12.1%
SBB&T	666,023	630,643	3,671,479	5,769,226	18.1%	17.2%	10.9%

December 31, 2010
PCBC (consolidated)	$646,324	$633,938	$ 3,909,351	$ 6,149,932	16.5%	16.2%	10.3%
SBB&T	575,049	562,663	3,909,482	6,133,212	14.7%	14.4%	9.2%

Minimum Capital Ratios required by the Operating Agreement					12.0%	N/A	8.0%
Generally required minimum ratios to be classified as well-capitalized					10.0%	6.0%	5.0%
Generally required minimum ratios to be classified as adequately capitalized					8.0%	4.0%	4.0%

The minimum capital ratios required to be considered “well capitalized” and “adequately capitalized” under generally applicable regulatory guidelines are included in the table above. As of September 30, 2011, and December 31, 2010, both the Company and SBB&T met the minimum levels for the three regulatory ratios to be considered “well capitalized.”

On September 2, 2010, the Bank entered into the Operating Agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years have elapsed since the effective date of the Operating Agreement. The Bank was in compliance with these minimum capital ratios at September 30, 2011, with a Tier 1 leverage ratio of 10.9% and a total risk-based capital ratio of 18.1%.

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

Dividends from the Bank

The principal source of funds from which Bancorp services its debt and pays its obligations and dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. Pursuant to the Operating Agreement, the Bank may not pay a dividend or make a capital distribution to Bancorp without prior approval from the OCC or until September 2, 2013. The Written Agreement also restricts the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the Reserve Bank. At September 30, 2011, Bancorp held $73.2 million in cash, which is sufficient to service its debts for the foreseeable future.

Deferral of Interest on Trust Preferred Securities

In the second quarter of 2009, the Company elected to defer regularly scheduled interest payments on its outstanding $69.4 million of junior subordinated notes relating to its trust preferred securities. During the deferral period, interest continues to accrue on the junior subordinated notes at the stated coupon rate, including the deferred interest, and the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or are junior to the junior subordinated notes. As of September 30, 2011, the Company has accrued but not paid $5.1 million of interest expense for the junior subordinated notes.

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

Successor Company

Current Liquidity Status

At September 30, 2011, the Bank had a total facility and unused borrowing capacity of $1.46 billion at the FHLB. The Bank had unused borrowing capacity with the Reserve Bank of $319.9 million at September 30, 2011.

Maturity of Liabilities

At September 30, 2011, the Bank had a total of $182.6 million of brokered CDs and $25.9 million of Certificate of Deposit Account Registry Service (“CDARs”) CDs. The brokered CDs, excluding CDARS, have maturities from October 2011 through January 2014, with no more than $46.7 million maturing in any one month and no more than $46.7 million maturing in any one quarter.

Of the $1.46 billion in retail or non-brokered CDs at September 30, 2011, approximately $308.9 million will mature in the fourth quarter 2011, $208.2 million in the first quarter of 2012, $179.9 million in the second quarter of 2012, and $166.2 million in the third quarter of 2012. During the period between October 1, 2012 and December 31, 2012, $149.5 million of CDs are expected to mature; and during the twelve months ended December 31, 2013, $208.6 million are expected to mature. The remaining approximately $240.6 million have maturities extending out as far as 2019. The Bank expects that most maturing retail CDs will roll over into new certificates.

Liquidity Ratio

A prevailing liquidity ratio used in the banking industry is the net non-core funding dependence ratio and the short term non-core funding ratio as defined by regulatory practice. This ratio measures the proportion of long term assets such as loans and securities with remaining maturities of over one year that are funded by non-core funding sources and short term non-core funding sources. The Company’s net non-core funding dependency ratio was 9.61% at September 30, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of the change in the value of financial instruments due to movements in market factors. The preponderance of market risk that the Company assumes is from interest rate risk. Interest rate risk is the risk to earnings or capital arising from movements in interest rates. The economic perspective for market risk focuses on the value of assets or liabilities in today’s interest rate environment and the sensitivity of those values to changes in interest rates.

Interest rate risk arises from differences between the timing of rate changes and the timing of cash flows (repricing risk); from changing rate relationships between different yield curves affecting assets or liabilities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest-related options embedded in assets or liabilities (option risk). The evaluation of interest rate risk also considers the potential effect on fee income that is sensitive to changes in interest rates.

For financial instruments that are recorded at fair value, their positions are marked-to-market and changes in the market value of the financial instrument are immediately identified through either earnings or other comprehensive income, both of which impact capital. As with most commercial banks, the Company records most of its financial instruments at historical cost. A separate approach is used to identify market risks for all financial instruments. The Company uses Economic Value of Equity (“EVE”) shock simulation model to identify the impact of market risk to capital and forecasted Net Interest Income (“NII”) shock simulation to identify the impact of interest rate risk to earnings.

EVE shock simulations model the effects of an instantaneous, sustained and identical change in all market interest rates (in increments of +/- 100 basis points) on assets and liabilities, and measures the resulting increase or decrease to the Company’s equity position. EVE is the discounted value of future cash flows of all interest rate sensitive assets minus the discounted value of all interest rate sensitive liabilities, plus the book value of tangible noninterest rate sensitive assets minus tangible noninterest rate sensitive liabilities.

NII shock simulations model the impact of an instantaneous, sustained and identical change in all market interest rates (in increments of +/- 100 basis points) on future NII. NII simulates the effects that repricing has on both interest rate sensitive assets and liabilities. Shock analysis is objective and facilitates comparability. It is not entirely realistic in that it assumes an instantaneous and equal impact on all market rates and not all market rates respond in a parallel fashion to rising or falling interest rates. This causes asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in interest rates. Also, the current low rate environment with implied zero rate floors prevents a true parallel shift for downward rate shocks.

The Company measures its market risk exposure by performing +/- 200 basis point EVE shock simulations and measures the increase or decrease to the Company’s EVE position. The Company’s Board of Directors (“BOD”) has set a 15% limit for the change in equity in such simulation. The Company measures interest rate risk by performing +/- 200 basis point NII shock simulation and measures the increase or decrease in NII against the projected NII assuming flat rates over the next twelve months. The BOD has set a 10% limit for the change in net interest income in such simulation. At September 30, 2011, and June 30, 2011, the Company met the BOD approved limits for both EVE and NII.

Financial instruments respond differently from each other in a rising or falling interest rate environment. The response of each instrument depends on its structure including the contractual term, repricing features, amortization or bullet features, expected prepayments or runoff rates, rate indices, caps, floors, etc. The mismatch of these types of features between interest rate sensitive assets versus interest rate sensitive liabilities may significantly impact market risk exposure.

The Company manages its interest rate exposure by monitoring potential asset and liability mismatches and, when necessary, reduces them. This may include changing the mix of repricing features as financial instruments come due, product pricing and buying or selling financial instruments with offsetting features.

The Company can also manage its financial instrument exposure by entering into derivative contracts such as futures, forwards, swaps, or option contracts. Accordingly, the Company’s evaluation of market risk considers both derivative positions along with the non-derivative positions intended to be hedged. While derivative instruments are effective hedging tools, the Company generally has been successful at maintaining its interest rate risk profile within policy limits strictly from proactive asset/liability strategies without the use of derivatives.

EVE Summary

The results of modeled EVE interest rate shock for September 30, 2011, and June 30, 2011, are as follows:

EVE Shock Summary Report - September 30, 2011

	($ in millions)

	DN 200	Base	UP 200

Total Assets	$6,061	$5,823	$5,529
Total Liabilities	5,342	5,135	4,828

Net Asset Value	$719	$688	$701

	4.4%		1.9%

Policy limit for change in rate:	-15.0%		-15.0%

Within limit:	Yes		Yes

EVE Shock Summary Report - June 30, 2011

	($ in millions)

	DN 200	Base	UP 200

Total Assets	$5,956	$5,675	$5,392
Total Liabilities	5,327	5,040	4,766

Net Asset Value	$629	$635	$626

	-1.1%		-1.5%

Policy limit for change in rate:	-15.0%		-15.0%

Within limit:	Yes		Yes

Successor Company

At September 30, 2011, and June 30, 2011, the Company’s modeled EVE was $688 million and $635 million, respectively. Assuming an instantaneous 200 basis points (“bps”) increase in interest rates, the Company’s projected EVE would increase by approximately $13 million or 1.9% from the $688 million base amount at September 30, 2011, and decrease $9 million or 1.5% from the $635 million base amount at June 30, 2011. Assuming an instantaneous 200 bps decrease in interest rates, the Company’s projected EVE would increase by $31 million or 4.4% at September 30, 2011, and decrease by $6 million or 1.1% at June 30, 2011. These changes are within the Company’s policy limit of a 15% decline in EVE. Note the current low rate environment prevents a true parallel shock analysis in a downward interest rate environment, which is distorting the EVE results.

NII Summary

The results of modeled NII interest rate shock for the forward twelve months beginning September 30, 2011, and June 30, 2011, are as follows:

NII Shock Summary Report - September 30, 2011

	($ in millions)

	DN 200	Base	UP 200

Interest Income	$242	$253	$289
Interest Expense	33	40	59

Net Interest Income:	$209	$213	$230

	-1.9%		7.7%

Policy limit for change in rate:	-10.0%		-10.0%

Within limit:	Yes		Yes

NII Shock Summary Report - June 30, 2011

	($ in millions)

	DN 200	Base	UP 200

Interest Income	$237	$248	$281
Interest Expense	32	42	61

Net Interest Income:	$205	$206	$220

	-0.4%		6.6%

Policy limit for change in rate:	-10.0%		-10.0%

Within limit:	Yes		Yes

Successor Company

At September 30, 2011, the Company’s modeled projection for net interest income over the next twelve months was $213 million. Assuming an instantaneous 200 bps increase in interest rates, the Company’s projected NII would increase by approximately $17 million or 7.7% from the $213 million base amount. Assuming an instantaneous 200 bps decrease in interest rates, including a rate floor at zero percent, the Company’s projected NII would decrease by $4 million or 1.9%. These changes are within the Company’s policy limit of a 10% decline in NII.

At June 30, 2011, the Company’s modeled projection for net interest income over the next twelve months was $206 million. Assuming an instantaneous 200 bps increase in interest rates, the Company’s projected NII would increase by approximately $14 million or 6.6% from the $206 million base amount. Assuming an instantaneous 200 bps decrease in interest rates, including a rate floor at zero percent, the Company’s projected NII would decrease by $1 million or 0.4%. These changes are within the Company’s policy limit of a 10% decline in NII.

The above factors impacted overall sensitivity of the Company’s EVE and NII to changes in interest rates by increasing the proportion of assets and liabilities that are either insensitive to rate changes or by lengthening the average maturity so that the effect of rate changes would be delayed.

The model utilizes certain assumptions that address optionality. These assumptions include the following:

¡	Customers have the option to prepay their loans or withdraw their non-maturing deposits;

¡	Issuers have the option to prepay or call their debt, on some of the securities held by the Company;

¡	The Company has the option to prepay or call certain types of its debt;

¡	The Company has the option to re-price its administered deposits; and

¡	Loans include features such as interest rate resets, imbedded caps and floors, and other aspects of loan terms and conditions.

There are various limitations inherent in modeling both EVE and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and therefore cannot be determined with precision. Changes in interest rates may also affect the Company’s operating environment and operating strategies as well as those of the Company’s competitors. In addition, certain adjustable rate assets have contractual limits on the magnitude of rate changes over specified periods of time. Accordingly, the Company’s NII sensitivity analyses may provide a strong indication of the Company’s interest rate risk exposure. However, actual performance may differ from modeled results. There are no material positions, instruments or transactions that are not included in the modeling nor do any included instruments have special features that are not included.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Basis Points (Bps): One hundredth of a percentage point. For example, 1.0% is 100 basis points.

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

GAAP: Generally Accepted Accounting Principles in the United States.

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

GLOSSARY - CONTINUED

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

Pacific Capital Bancorp

By /s/ Carl B. Webb	November 10, 2011
Carl B. Webb	Date
Chief Executive Officer

By /s/ Mark K. Olson	November 10, 2011
Mark K. Olson	Date
Executive Vice President and Chief Financial Officer