Form 10-K
period 2011-12-31
PACIFIC CAPITAL BANCORP /CA/
filed 2012-03-15
CIK 357264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates computed June 30, 2011, based on the sales prices on that date of $31.79 per share: Common Stock—$245,869,904. All directors and executive officers have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant; however, this determination does not constitute an admission of affiliate status for any of these shareholders.

As of February 29, 2012, there were 32,940,687 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of registrant’s Proxy Statement for the Annual Meeting of Shareholders on May 10, 2012 are incorporated by reference into Part III.

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

Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements. The Company cautions the reader of these statements therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

¡

Inability to continuously satisfy the requirements of the Operating Agreement dated September 2, 2010 by and between Santa Barbara Bank & Trust, N.A. (the “Bank,” or “SBB&T”) and the Office of the Comptroller of the Currency;

¡

Inability to continually satisfy the requirements of the Written Agreement dated May 11, 2010 by and between the Company and the Federal Reserve Bank of San Francisco, and any further regulatory actions;

¡

Inability to close the proposed merger with UnionBanCal Corporation when expected or at all because required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;

¡	Reputational risks and the reaction of the Company’s customers and employees to the proposed merger;

¡	Diversion of the Company’s resources and Management’s time and focus on merger-related issues;

¡	Inability to generate assets on acceptable terms or at all;

¡	Management’s ability to effectively execute the Company’s business plan;

¡	Inability to raise additional capital, if and when necessary, on acceptable terms or at all;

¡	Inability to receive dividends from the Bank;

¡

Costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;

¡	Changes in capital classification;

¡	The impact of current economic conditions and the Company’s results of operations on its ability to borrow additional funds to meet its liquidity needs;

¡	Local, regional, national and international economic conditions and events and the impact they may have on the Company and its clients;

¡	Changes in the economy affecting real estate values;

¡	Inability to attract and retain deposits;

¡	Changes in the level of non-performing assets and charge-offs;

¡	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

¡	Changes in the financial performance and/or condition of the Bank’s borrowers;

¡	Effect of additional provision for loan losses;

¡	Long-term negative trends in the Company’s market capitalization;

¡	Effects of any changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System;

¡	Inflation, interest rate, cost of funds, securities market and monetary fluctuations;

¡	Political instability;

¡	Acts of war or terrorism, natural disasters such as earthquakes or fires, or the effects of pandemic flu;

¡	The timely development and acceptance of new products and services and perceived overall value of these products and services by users;

¡	Changes in consumer spending, borrowings and savings habits;

¡	Technological changes, including the implementation of new systems;

¡	Changes in the Company’s organization, management, compensation and benefit plans;

¡	Competitive pressures from other financial institutions;

¡	Continued consolidation in the financial services industry;

¡	Inability to maintain or increase market share and control expenses;

¡	Impact of reputational risk on such matters as business generation and retention, funding and liquidity;

¡	Rating agency downgrades;

¡	Continued volatility in the credit and equity markets and its effect on the general economy;

¡

Effect of changes in laws and regulations (including the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010) and other changes in laws concerning banking, taxes and securities with which the Company and its subsidiaries must comply;

¡

Effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

¡	Other factors that are described under the heading “Risk Factors” in this Form 10-K; and

¡	The Company’s success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

Definition of Terms

Specific accounting and banking industry terms and acronyms used throughout this document are defined in the glossary on pages 204 through 206.

ITEM 1.	BUSINESS

Organizational Structure and History

Pacific Capital Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company provides a wide range of banking, investing and trust services to its clients primarily through its wholly-owned subsidiary, Santa Barbara Bank & Trust, N.A. and its subsidiaries. The Bank is a nationally chartered federal bank regulated primarily by the Office of the Comptroller of the Currency (“OCC”).

The Bank combines the breadth of financial products typically associated with a larger financial institution with the type of individual client service that is typically found in a community bank. The Bank provides full service banking, including all aspects of checking and savings accounts, private and commercial lending, investment advisory and trust services, and several other banking products and services. Products and services are offered through retail locations and other distribution channels to consumers and businesses operating throughout the Central Coast of California, in eight contiguous counties including Santa Barbara, Ventura, Los Angeles, Monterey, San Luis Obispo, Santa Clara, Santa Cruz and San Benito. The Company is headquartered in Santa Barbara, California.

At December 31, 2011, the Company had five wholly-owned subsidiaries. The Bank is consolidated in the financial statements of the Company. Four are unconsolidated subsidiaries used as business trusts in connection with issuance of trust-preferred securities as described in Note 15, “Other Borrowings” of the Consolidated Financial Statements on page 178 of this Form 10-K.

The Bank has three wholly-owned consolidated subsidiaries. Morton Capital Management (“MCM”) and R.E. Wacker Associates, Inc. (“REWA”) are registered investment advisors that provide investment advisory services to individuals, foundations, retirement plans and select institutional clients. The third subsidiary, PCB Service Corporation, is utilized as a trustee of deeds of trust in which the Bank is the beneficiary. The Bank also retains ownership in several low income housing tax credit partnerships (“LIHTCP”) that are not consolidated into the Company’s Consolidated Financial Statements. For additional information regarding the Bank investment in LIHTCP, refer to Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.

The Bank commenced operations in 1960 as Santa Barbara National Bank. In 1982, Santa Barbara Bancorp, a bank holding company, was formed and became the sole owner of the Bank through an exchange of the Bank stock for Santa Barbara Bancorp stock. In 1998, Santa Barbara Bancorp merged with another bank holding company, which used First National Bank of Central California and South Valley National Bank as brand names for its subsidiary bank. Santa Barbara Bancorp changed its name to Pacific Capital Bancorp in connection with the merger. In 2002, the two banks were consolidated into one national bank charter, Pacific Capital Bank, N.A. (“PCBNA”). On May 26, 2011, the Company announced the change in name of its national banking subsidiary from Pacific Capital Bank, National Association, to Santa Barbara Bank & Trust, National Association. This name change does not affect the name of the holding company, which remains Pacific Capital Bancorp. The name change was in conjunction with the Company’s strategy to consolidate its five bank brand names: First Bank of San Luis Obispo, First National Bank of Central California, South Valley National Bank, and San Benito Bank, into a single brand name of Santa Barbara Bank & Trust. All retail branches and other lines of the Bank’s business will operate under the Santa Barbara Bank & Trust name. At December 31, 2011, SBB&T conducted its banking services with 47 retail branches. At December 31, 2011, SBB&T conducted its banking services with 47 retail branches.

On August 31, 2010, the Company completed a series of transactions including a $500 million private placement to SB Acquisition Company LLC, a wholly-owned subsidiary of Ford Financial Fund, L.P. (“SB Acquisition”); the exchange of preferred stock held by the United States Department of the

Treasury (“U.S. Treasury”) for common stock; and the completion of a cash tender offer for any and all outstanding trust preferred securities and subordinated bank notes (collectively, the “Recapitalization Transaction”). For additional information regarding the Recapitalization Transaction refer to the Management’s Discussion and Analysis (“MD&A”) section beginning on page 40.

On December 30, 2010, the Company changed its state of incorporation from California to Delaware. Other than the change in corporate domicile, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities or total shareholders’ equity of the Company, nor did it result in any change in location of the Company’s employees, including the Company’s management. Additionally, the reincorporation did not alter any shareholders’ percentage ownership interest or number of shares owned in the Company. The shareholders’ equity section of the accompanying consolidated financial statements has been restated retroactively to give effect to the reincorporation. Such reclassification had no effect on the results of operations or the total amount of shareholders’ equity.

On December 28, 2010, the Company effected a 1-for-100 reverse stock split, as reflected at the open of trading on the following day. All prior per share and dividend amounts have been restated to reflect this split throughout this document.

Recent Developments

Agreement and Plan of Merger

On March 9, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UnionBanCal Corporation, a Delaware corporation (“UBC”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Pebble Merger Sub Inc. (“Merger Sub”), a corporation formed in Delaware as a wholly-owned subsidiary of UBC, will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of UBC (the “Merger”). Pursuant to the Merger Agreement, upon consummation of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive $46.00 per share in cash. Consummation of the Merger is subject to certain customary conditions, including, among others, the absence of any injunction or other legal prohibition on the completion of the Merger, regulatory approvals of the Board of Governors of the Federal Reserve System (the “Reserve Board”), the Japan Financial Services Agency and the OCC and expiration of applicable waiting periods. On March 9, 2012, following the execution of the Merger Agreement, SB Acquisition, the holder of 25,000,000 shares of the Company’s common stock, constituting approximately 76% of the outstanding shares of the Company’s common stock, delivered to the Company its action by written consent adopting and approving the Merger Agreement and the Merger. No further approval of the stockholders of the Company is required to approve the Merger Agreement and the Merger.

The Company and UBC have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) to use reasonable best efforts to obtain any necessary regulatory approvals; (ii) not to take any actions that would reasonably be expected to materially delay the obtainment of regulatory approvals; and (iii) for the Company to conduct its business in the ordinary course of business during the interim period between the execution of the Merger Agreement and consummation of the Merger. The Merger Agreement provides certain customary termination rights for both UBC and the Company. There is no assurance that the Company, UBC and Merger Sub will complete the Merger.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.2 hereto and is incorporated by reference herein.

Termination of Consent Order

On December 30, 2011, the OCC notified the Bank that the Consent Order issued by the OCC on May 11, 2010 (as modified on September 2, 2010) was terminated effective as of December 28, 2011.

Early Redemption of Subordinated Debt

On December 19, 2011, the Company completed the early redemption of all of its outstanding subordinated debentures. The subordinated debentures, which had a $35.0 million principal amount and were scheduled to mature in December 2013, were redeemed at a price equal to 100% of the principal amount, plus accrued interest on the subordinated debentures through December 19, 2011. As a result of this redemption, the Company recognized a pre-tax charge of $4.7 million during the fourth quarter of 2011, related to the non-cash fair valuation of the subordinated debt in connection with the Company’s recapitalization in August 2010. This redemption will reduce interest expense by approximately $1.1 million (pre-tax) in 2012.

End of Deferral Period on Trust Preferred Securities

On December 15, 2011, the Company instructed the trustees for its outstanding trust preferred securities to end the deferral of its obligation to make regularly scheduled interest payments on the trust preferred securities. To end this deferral, the Company deposited an aggregate of $5.6 million with the trustees for the trust preferred securities for the upcoming interest payment dates. The deposits, which were paid by the trustees to the holders of the trust preferred securities, brought the Company’s obligations current under the applicable agreements. The cash payment of the accrued interest had no effect on the results of operations because the Company had accrued the expense of each deferred interest payment at the nominal rate on a compounded basis.

Employees

At December 31, 2011, the Company employed 1,029 full-time equivalent employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are good. The Company’s definition of Management is the executive team of the Company and its subsidiaries.

Competition

The banking and financial services business is highly competitive. The increasingly competitive environment faced by banks is a result primarily of changes in laws and regulations, changes in technology and product delivery systems, and the continued consolidation among financial services providers. The Company competes for loans, deposits, trust and investment advisory services and clients with other commercial banks, savings and loan associations, securities and brokerage companies, investment advisors, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many competitors are much larger in total assets and capitalization, have greater access to capital markets, including foreign markets, and/or offer a broader range of financial services.

Economic Conditions and Legislative and Regulatory Developments

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. These rates are highly sensitive to many factors that are beyond the Company’s control and cannot be predicted, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on the Company. A more detailed discussion of the Company’s interest rate risks and the mitigation of those risks begins on page 87.

The Company’s business is also influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies. The Board of Governors of the Federal Reserve System (the “Reserve Board”) implements national monetary policies (with objectives such as maintaining price stability and reducing unemployment) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target Federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest earning assets and interest paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on the Company cannot be predicted.

From time to time, Federal and State legislation is enacted that may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. In response to the economic downturn and financial industry instability, legislative and regulatory initiatives were, and are expected to continue to be, introduced and implemented, which substantially increases the regulation of the financial services industry. Moreover, especially in the current economic environment, bank regulatory agencies have responded to concerns and trends identified in examinations, and this has resulted in the increased issuance and continuation of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

Regulation and Supervision

General

The Company and its subsidiaries are subject to significant regulation and restrictions by Federal and State laws and regulatory agencies. These regulations and restrictions are intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”), and secondarily for the stability of the U.S. banking system. They are not intended for the benefit of shareholders of financial institutions. The following discussion of key statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion.

Regulatory Developments

On September 2, 2010, the Bank entered into the Operating Agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total capital at least equal to 12.0% of risk-weighted assets and Tier 1 capital at least equal to 8.0% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years shall have elapsed since the effective date of the Operating Agreement. The Bank believes it is in full compliance with the Operating Agreement.

On May 11, 2010, the Company entered into the Written Agreement with the Federal Reserve Bank of San Francisco (the “Reserve Bank”). The Written Agreement restricts the payment of dividends by the Company, as well as the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the Reserve Bank. The Written Agreement further requires that the Company not incur, increase, or guarantee any debt, repurchase or redeem any shares of its stock, or pay any interest or principal on subordinated debt or trust preferred securities, in each case without the prior approval of the Reserve Bank. The Written Agreement also requires the Company to develop a capital plan, which shall address, among other things, current and future capital requirements, including compliance with the minimum capital ratios, the adequacy of the capital, the source and timing of additional funds, and procedures to notify the Reserve Bank no more than thirty days after the end of any quarter in which the Company’s consolidated capital ratios or the Bank’s capital ratios fall below the required minimums. The Company will also be required to provide notice to the Reserve Bank regarding the appointment of any new director or senior executive officer. Finally, the board of directors of the Company is required to submit written progress reports to the Reserve Bank within thirty days after the end of each calendar quarter. The Company believes it is in full compliance with the Written Agreement.

Until December 28, 2011, the Bank was also subject to a Consent Order issued by the OCC on May 11, 2010 (as modified, the “Consent Order”), which had required the Bank to, among other things, take actions and implement improvement programs with respect to its strategic plan, management, credit policy, consumer mortgage and commercial credit risks, impaired and criticized loans, allowance for loan and lease losses (“ALLL”), funding and liquidity. On December 30, 2011, the Bank was notified by the OCC that the Consent Order was terminated effective as of December 28, 2011.

Bank Holding Company Regulation

As a bank holding company, the Company is subject to regulation and examination by the Reserve Board under the BHCA. Accordingly, the Company is subject to the Reserve Board’s regulations and its authority to:

¡	Require periodic reports and such additional information as the Reserve Board may require;

¡	Require bank holding companies to maintain increased levels of capital;

¡	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank;

¡	Restrict the ability of bank holding companies to declare dividends or obtain dividends or other distributions from their subsidiary banks;

¡

Terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

¡	Take formal or informal enforcement action or issue other supervisory directives and assess civil money penalties for non-compliance under certain circumstances;

¡

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

Subject to prior notice or Reserve Board approval, bank holding companies may generally engage in, or acquire shares of companies engaged in activities determined by the Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Reserve Board approval. Pursuant to GLBA and Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be well-capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. The Company has not elected financial holding company status and neither the Company nor the Bank has engaged in any activities determined by the Reserve Board to be financial in nature or incidental or complementary to activities that are financial in nature.

It is the Reserve Board’s view that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Reserve Bank regulations, or both. The source of strength doctrine, now required by statute pursuant to Dodd-Frank, most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” See “Prompt Corrective Action Provisions” below.

Bank Regulation

The Bank, as a nationally chartered bank, is subject to primary supervision, periodic examination, and regulation by the OCC. To a lesser extent, the Bank is also subject to certain regulations promulgated by the Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”), as administrator of the DIF. The federal bank regulatory agencies have extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the OCC, and separately the FDIC as insurer of the Bank’s deposits, have authority to:

¡	Require affirmative action to correct any conditions resulting from any violation or practice;

¡

Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the Bank from being deemed well-capitalized and restrict its ability to accept certain brokered deposits;

¡	Restrict the Bank’s payment of dividends;

¡	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions;

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Many of the following key provisions of Dodd-Frank affecting the financial industry are now either effective or are in the proposed rule or implementation stage:

¡	The creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

¡	Expanded FDIC authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

¡

The establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

¡	The requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

¡	Enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks (the “Volcker Rule”);

¡	The termination of investments by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”);

¡	The elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions;

¡

A permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage until January 1, 2013, for the full net amount held by depositors in non-interesting bearing transaction accounts;

¡	Authorization for financial institutions to pay interest on business checking accounts;

¡

Changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity;

¡	The elimination of remaining barriers to de novo interstate branching by banks;

¡

Expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions;

¡	The elimination of the Office of Thrift Supervision and the transfer of oversight of thrift institutions and their holding companies to the OCC or the FDIC and Reserve Board;

¡

Provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (i) stockholder advisory votes on executive compensation, (ii) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, (iii) enhanced independence requirements for compensation committee members, and (iv) giving the Securities and Exchange Commission (“SEC”) authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement; and

¡

The creation of a Bureau of Consumer Financial Protection, which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and which may examine and enforce its regulations on banks with more than $10 billion in assets.

The numerous rules and regulations that have been promulgated and are yet to be promulgated and finalized under Dodd-Frank are likely to significantly impact the Company’s operations and compliance costs, such as changes in FDIC assessments, the permitted payment of interest on demand deposits and projected enhanced consumer compliance requirements. More stringent capital, liquidity and leverage requirements are expected to impact the Company’s business as Dodd-Frank is fully implemented. The federal agencies have issued many proposed rules pursuant to provisions of Dodd Frank which will apply directly to larger institutions with either more than $50 billion in assets or more than $10 billion in assets, such as proposed regulations for financial institutions deemed systemically significant, proposed rules requiring capital plans and stress tests and the Reserve Board’s proposed rules to implement the Volcker Rule, as well as a final rule for the largest (over $250 billion in assets) and internationally active banks setting a new minimum risk-based capital floor. These and other requirements and policies imposed on larger institutions, such as expected countercyclical requirements for increased capital in times of economic expansion and a decrease in times of contraction, may subsequently become expected “best practices” for smaller institutions. Therefore, as a result of the changes required by Dodd-Frank, the profitability of the Company’s business activities may be impacted and the Company may be required to make changes to certain of its business practices. Such developments and new standards would require the Company to devote even more management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

Dividends and Other Transfer of Funds

Dividends from the Bank constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. The Bank is subject first to corporate restrictions on its ability to pay dividends. Prior OCC approval is also required for the Bank to declare a dividend if the total of all dividends (common and preferred), including the proposed dividend, declared by the Bank in any calendar year will exceed its net retained income of that year to date plus the retained net income of the preceding two calendar years. In addition, the banking agencies have the authority under their safety and soundness guidelines and prompt correct action regulations to require their prior approval or to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Further, the Bank may not pay a dividend if it would be undercapitalized after the dividend payment is made. As discussed above in “Regulatory Developments,” as a result of the Written Agreement and Operating Agreement, both OCC and Reserve Board approval is required before the Bank may declare or pay any dividends to the Company.

It is Reserve Board policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also Reserve Board policy that bank holding companies should not maintain dividend levels that undermine the company’s ability to be a source of strength to its banking subsidiaries. In consideration of the recent financial and economic environment, the Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are strong. As discussed above in “Regulatory Developments,” as a result of the Written Agreement, Reserve Board approval is required before the Company may declare or pay any dividends to its shareholders.

Capital Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by State and Federal banking agencies. Increased capital requirements are expected as a result of expanded authority set forth in Dodd-Frank and the Basel III international supervisory developments discussed below. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors.

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

Qualifying capital is classified depending on the type of capital:

¡

“Tier 1 capital” currently includes common equity and trust preferred securities, subject to certain criteria and quantitative limits. The capital received from trust preferred offerings also qualifies as Tier 1 capital, subject to the new provisions of Dodd-Frank. Under Dodd-Frank, depository institution holding companies with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier 1 regulatory capital after the end of a three-year phase-out period beginning 2013, and would need to replace any outstanding trust preferred securities issued prior to May 19, 2010, with qualifying Tier 1 regulatory capital during the phase-out period. For institutions with less than $15 billion in total consolidated assets, existing trust preferred capital will still qualify as Tier 1. Small bank holding companies with less than $500 million in assets could issue new trust preferred which could still qualify as Tier 1, however the market for any new trust preferred capital raises is uncertain.

¡

“Tier 2 capital” includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the ALLL, and a limited amount of unrealized holding gains on equity securities. Following the phase-out period under Dodd-Frank, trust preferred securities will be treated as Tier 2 capital.

¡	“Tier 3 capital” consists of qualifying unsecured debt. The sum of Tier 2 and Tier 3 capital may not exceed the amount of Tier I capital.

Under the current capital guidelines, there are three fundamental capital ratios: a Tier 1 leverage ratio, a Tier 1 risk-based capital ratio, and a total risk-based capital ratio. To be deemed “well-capitalized,” a bank must have a Tier 1 leverage ratio, a Tier 1 risk-based capital ratio, and a total risk-based capital ratio of at least 5.0%, 6.0%, and 10.0%, respectively. At December 31, 2011, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized.”

In addition to the requirements of Dodd-Frank and Basel III, the federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well-capitalized, in which case institutions may no longer be deemed well-capitalized and may therefore be subject to restrictions on taking brokered deposits.

The Company and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3.0%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3.0% minimum, for a minimum of 4.0% to 5.0%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant.

As discussed in “Regulatory Developments,” the Bank is required to maintain a minimum Tier 1 leverage ratio of 8.0% and a minimum total risk-based capital ratio of 12.0% pursuant to the Operating Agreement. However, the Bank is allowed to accept brokered deposits and is qualified to be deemed “well-capitalized.” As of December 31, 2011, the Company’s leverage capital ratio was 12.4%, the Company’s total risk-based capital ratio was 20.2%, and the Company’s Tier 1 risk-based ratio was 19.6%, all ratios exceeding regulatory minimums to be considered well-capitalized. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

Basel Accords

The current risk-based capital guidelines which apply to the Company and the Bank are based upon the 1988 capital accord (referred to as “Basel I”) of the International Basel Committee on Banking Supervision (the “Basel Committee”), a committee of central banks and bank supervisors and regulators from the major industrialized countries. The Basel Committee develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new framework and accord, referred to as Basel II, evolved from 2004 to 2006 out of the efforts to revise capital adequacy standards for internationally active banks. Basel II emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements and became mandatory for large or “core” international banks outside the United States in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II was optional for others, and if adopted, must first be complied within a “parallel run” for two years along with the existing Basel I standards. The Company is not required to comply with Basel II and has not elected to apply the Basel II standards.

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

In 2010 and 2011, the Basel Committee finalized proposed reforms on capital and liquidity, generally referred to as Basel III, to reconsider regulatory capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to the worldwide economic downturn. Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III provides for increases in the minimum Tier 1 common equity ratio and the minimum requirement for the Tier 1 capital ratio. Basel III additionally includes a “capital conservation buffer” on top of the minimum requirement designed to absorb losses in periods of financial and economic distress; and an additional required countercyclical buffer percentage to be implemented according to a particular nation’s circumstances. These capital requirements are further supplemented under Basel III by a non-risk-based leverage ratio. Basel III also reaffirms the Basel Committee’s intention to introduce higher capital requirements on securitization and trading activities.

The Basel III liquidity proposals have three main elements: (i) a “liquidity coverage ratio” designed to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long term funding over a one year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors.

Implementation of Basel III in the United States will require regulations and guidelines by United States banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how United States banking regulators will define “well-capitalized” in their implementation of Basel III and to what extent and when smaller banking organizations in the United States will be subject to these regulations and guidelines. Basel III standards, if adopted, would lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The Basel III standards, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things:

¡	Impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital;

¡

Increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7.0%;

¡	Increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer;

¡	Increase the minimum total capital ratio to 10.5% inclusive of the capital conservation buffer; and

¡	Introduce a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth.

Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3.0%, based on a measure of total exposure rather than total assets, and new liquidity standards. The new Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019.

United States banking regulators must also implement Basel III in conjunction with the provisions of Dodd-Frank related to increased capital and liquidity requirements. The regulations ultimately applicable to the Company may be substantially different from the Basel III final framework. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

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

A depository institution’s capital tier under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the regulations. A bank’s prompt corrective action capital category is determined solely for the purpose of applying the prompt corrective action regulations and the capital category may not constitute an accurate representation of the banks’ overall financial condition or prospects for other purposes. A bank will be: (i) “well-capitalized” if the institution has a leverage ratio of 5.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a total risk-based capital ratio of 10.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a leverage ratio of 4.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a total risk-based capital ratio of 8.0% or greater, and is not “well-capitalized”; (iii) “undercapitalized” if the institution has a leverage ratio of less than 4.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a total risk-based capital ratio that is less than 8.0%; (iv) “significantly undercapitalized” if the institution has a leverage ratio of less than 3.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a total risk-based capital ratio of less than 6.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

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

The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but may not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures client deposits through the DIF up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000 and all noninterest-bearing transaction accounts are insured through December 31, 2012. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the greatly increased number of bank failures and losses incurred by DIF, as well as the recent extraordinary programs in which the FDIC has been involved to support the banking industry generally, the DIF was substantially depleted and the FDIC has incurred substantially increased operating costs. In November 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.

As required by Dodd-Frank, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35% (from the former minimum of 1.15%) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5%) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35% by 2020; (3) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35% and 1.5% (4) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5%, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The FDIA continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long term goal of getting its reserve ratio up to 2% of insured deposits by 2027.

On February 7, 2011, the FDIC approved a final rule, which was effective for the quarter beginning April 1, 2011, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the DIF reserve ratio exceeds 1.5%, but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. Additionally, the final rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program (“TLGP”)) to the extent that all such debt exceeds 3% of the other insured depository institution’s Tier 1 capital.

The Bank’s FDIC insurance expense totaled $9.7 million for 2011. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to fund interest payments on bonds to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017. Total FICO assessments for the Company totaled $427,000 for 2011.

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

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal anti-money laundering, data security, privacy and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Foreign Account Tax Compliance Act (effective 2013), the Bank Secrecy Act, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various Federal and State privacy protection laws. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to Federal and State laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with clients when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

Dodd-Frank provides for the creation of the Bureau of Consumer Financial Protection as an independent entity within the Reserve Board. This bureau is a new regulatory agency for United States banks. It has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank’s consumer transactions, and enforcing rules related to consumer financial products and services. Banks with less than $10 billion in assets, such as the Bank, will continue to be examined for compliance by their primary Federal banking agency.

Regulation of Non-bank Subsidiaries

MCM and REWA, operating subsidiaries of the Bank, are registered investment advisors subject to regulation and supervision by the SEC. Further, the banking agencies expect banking organizations in their oversight role over functionally regulated subsidiaries, such as registered investment advisors, to assure appropriate controls are maintained that include:

¡	Establishing alternative sources of emergency support from the parent holding company, non-bank affiliates or external third parties prior to seeking support from the Bank;

¡	Instituting effective policies and procedures for identifying potential circumstances triggering the need for financial support and the process for obtaining such support;

¡	Implementing effective controls, including stress testing and compliance reviews;

¡

Implementing policies and procedures to ensure compliance with disclosure and advertising requirements to clearly differentiate the investments in advised funds from obligations of the Bank or insured deposits; and

¡	Ensuring proper management, regulatory and financial reporting of contingent liabilities arising out of its investment advisory activities.

Securities Laws

The Company’s common stock is publicly held and listed on NASDAQ Stock Market, and the Company is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations of the SEC promulgated thereunder as well as listing requirements of NASDAQ. Dodd-Frank includes the following provisions that affect corporate governance and executive compensation at most U.S. publicly traded companies, including the Company: (1) stockholder advisory votes on executive compensation, (2) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, (3) enhanced independence requirements for compensation committee members, and (4) Securities and Exchange Commission (the “SEC”) authority to adopt proxy access rules which would permit shareholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement.

The Company is also subject to the accounting oversight and corporate governance requirements of Sarbanes-Oxley Act (“SOX”), including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

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

Segments

The Company had two reportable operating segments at December 31, 2011. These segments are determined based on product line and the types of clients served. The Commercial & Community Banking segment provides loans and deposit products to individuals, commercial enterprises, non-profit organizations, public agencies, and trusts. The Wealth Management segment provides trust and investment advisory services to the same client base. The All Other segment is not considered an operating segment, but includes all corporate administrative support departments such as human resources, legal, finance and accounting, treasury, information technology, internal audit, risk management, facilities management, marketing, and the Bank’s holding company.

As disclosed in Note 23, “Discontinued Operations—RAL and RT Programs” of the Consolidated Financial Statements, the RAL and RT Programs, which had been reported as a separate operating segment in prior years, was sold in January 2010, and is reported now as discontinued operations.

The financial results for each segment are based on products and services provided within each operating segment with various Management assumptions to calculate the indirect credits and charges for funds which also includes an allocation of certain expenses from the All Other segment. The financial results by segment and Management assumptions are explained in Note 24, “Segments” of the Consolidated Financial Statements beginning on page 192.

Commercial & Community Banking

The Commercial & Community Banking segment is the aggregation of client sales and service activities typically found in a bank. This segment includes all lending and deposit products of the Bank. Loan products offered by the Commercial & Community Banking segment include traditional commercial and industrial (“commercial”) and commercial real estate loans, lines of credit, letters of credit, asset based lending, construction loans, land acquisition and development loans to small business and middle market commercial clients. Loan products offered to individual clients include residential real estate loans, home equity lines and loans, and consumer loans.

Residential real estate loans consist of first and second mortgage loans secured by trust deeds on 1 to 4 unit single family homes. The Company has specific underwriting and pricing guidelines based on the credit worthiness of the borrower and the value of the collateral, including credit score, debt-to-income ratio of the borrower and loan-to-value ratio. The Company also sells some loans on the secondary market that may not meet the Company’s underwriting guidelines but do meet the underwriting requirements of Freddie Mac and Fannie Mae. Home equity lines of credit are generally secured by a second trust deed on a single 1 to 4 unit family home. The interest rate on home equity lines is a variable index rate while term residential mortgage loans can have either variable or fixed interest rates.

Consumer loans and lines of credit are extended with or without collateral to provide financing for purposes such as the purchase of recreational vehicles, automobiles, or to provide liquidity. The Company has specific underwriting guidelines which consider the borrower’s credit history, debt-to-income ratio and loan-to-value ratio for secured loans. The consumer loans typically have fixed interest rates.

Commercial loan products are underwritten and customized to meet specific client needs. The Company considers several factors in order to extend the loan including the borrower’s historical loan repayment, company management, current economic conditions, industry specific risks, capital structure, potential collateral, and financial projections. In making commercial real estate secured loan decisions, the Company considers the purpose of the requested loan and nature of the collateral.

Lending policies require loan approval oversight, approval authority limits, and are structured to reduce the risk on the Company’s balance sheet and reduce concentrations of commercial real estate loans. In 2011, a new lending platform was established to produce high quality, low risk loans primarily on multifamily properties located in California. The origination of commercial real estate loans in 2009, and 2010, was limited and closely monitored. Commercial real estate loans which are in Purchased Credit Impaired (“PCI”) Loan Pools are only renewed if they meet the more stringent underwriting criteria. The Company continually evaluates its underwriting standards to ensure that it is effectively managing its credit exposure given changes in collateral values, market conditions, and types of borrowers.

Deposit products offered by the Commercial & Community Banking segment include checking, savings, money market accounts, individual retirement accounts (“IRAs”) and certificates of deposit (“CDs”). The Commercial & Community Banking segment serves clients through traditional banking branches, loan production centers, Automated Teller Machines (“ATM”) through client contact call centers and online banking.

Included in the Commercial & Community Banking segment are the associated administrative departments to support their products and activities such as loan servicing, credit administration, special assets department, research, delinquency management unit, central vault operations, retail banking administration and retail and commercial lending administration departments.

Wealth Management

The Wealth Management segment includes the Bank’s trust department and the investment advisory services division which is comprised of the two registered investment advisors, MCM and REWA, which are subsidiaries of the Bank. The Wealth Management segment provides investment reviews, analysis and customized portfolio management for separately managed accounts, full service brokerage, trust and fiduciary services, equity and fixed income management, and real estate and specialty asset management.

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

Client Concentration

Neither the Company nor either of the reportable segments has any client relationships that individually account for 10% or more of consolidated or segment revenues, respectively.

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

Continued or worsening general economic or business conditions, particularly in California where the Company’s business is concentrated, could have an adverse effect on the Company’s business, results of operations and financial condition.

The Company’s operations, loans and the collateral securing its loan portfolio are concentrated in the State of California. The Company’s success depends upon the business activity, population, income levels, deposits and real estate activity in this market. As a result, the Company may be particularly susceptible to the adverse economic conditions in California and in the eight counties where its business is concentrated.

Since late 2007, the United States and the State of California in particular have experienced difficult economic conditions. Weak economic conditions are characterized by, among other indicators, deflation, increased levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of those factors are generally detrimental to the Company’s business.

In addition, the Company’s ability to assess the creditworthiness of customers and to estimate the losses inherent in its credit exposure is made more complex by these difficult market and economic conditions. Adverse economic conditions could reduce the Company’s growth rate, affect the ability of its customers to repay their loans and generally affect the Company’s financial condition and results of operations.

While some economic trends have shown signs of improving in recent months, the Company cannot be certain that market and economic conditions will substantially improve in the near future. Recent and ongoing events at the state, national and international levels continue to create uncertainty in the economy and financial markets and could adversely impact economic conditions in the Company’s market area. A worsening of these conditions would likely exacerbate the adverse effects of the recent market and economic conditions on the Company and its customers. As a result, the Company may experience additional increases in foreclosures, delinquencies and customer bankruptcies as well as more restricted access to funds. Any such negative events may have an adverse effect on the Company’s business, financial condition, results of operations and stock price. Moreover, because of the Company’s geographic concentration, it is less able to diversify its credit risks across multiple markets to the same extent as regional or national financial institutions.

The Company and the Bank continue to be subject to certain agreements with their regulators.

The Company remains subject to enhanced supervisory review pursuant to the Written Agreement, and the Bank remains subject to enhanced supervisory review pursuant to the Operating Agreement. See “Regulation and Supervision—Regulatory Developments” for a discussion of the terms of the Written Agreement and Operating Agreement. While the Company and the Bank has made every effort necessary to comply with the requirements of the Written Agreement and Operating Agreement,

there can be no assurance that the Company will be able to comply fully with the provisions of the Written Agreement or that the Bank will be able to comply fully with the provisions of the Operating Agreement, that compliance with the Written Agreement and Operating Agreement will not be more time consuming or more expensive than anticipated, that compliance with the Written Agreement and Operating Agreement will enable the Company and the Bank to sustain profitable operations, or that efforts to comply with the Written Agreement and Operating Agreement will not have adverse effects on the operations and financial condition of the Company or the Bank. In addition, the Company and the Bank cannot determine whether or when the Written Agreement and Operating Agreement will be lifted or terminated. Even if they are lifted or terminated, in whole or in part, the Company and the Bank may remain subject to supervisory enforcement actions that restrict their activities.

The Company and the Bank are subject to extensive regulation.

The financial services industry is extensively regulated. The Bank is subject to extensive regulation, supervision and examination by the OCC and the FDIC. As a bank holding company, the Company is subject to regulation and oversight by the Reserve Board. Federal and State regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit the Company’s shareholders. Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation in the form of Dodd-Frank. Dodd-Frank will have material implications for the Company and the entire financial services industry. Among other things it will or potentially could:

¡	Affect the levels of capital and liquidity with which the Company must operate and how the Company plans capital and liquidity levels;

¡	Subject the Company to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

¡	Impact the Company’s ability to invest in certain types of entities or engage in certain activities;

¡	Restrict the nature of the Company’s incentive compensation programs for executive officers;

¡	Subject the Company to a new Consumer Financial Protection Bureau, with very broad rule-making and enforcement authorities; and

¡	Subject the Company to new and different litigation and regulatory enforcement risks.

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

Dodd-Frank requires the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. In addition, the “Basel III” standards recently announced by the Basel Committee, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things, impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital; increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7.0%; increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer; increase the minimum total capital ratio to 10.5% inclusive of the capital buffer; and introduce a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3.0%, based on a measure of total exposure rather than total assets, and new liquidity standards.

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

A significant source of risk arises from the possibility that the Company could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. This risk is normally addressed by means of an ALLL in the amount of Management’s estimate of losses inherent in the Company’s loan portfolio. As explained in Note 2, “Business Combinations – Investment Transaction” to the Consolidated Financial Statements, the Company was required under generally accepted accounting principles in the United States (“GAAP”) to estimate the fair value of its loan portfolio as of the close of business on August 31, 2010 (the “Transaction Date”), and write the portfolio down to that estimate. For most loans, this meant computing the net present value of estimated cash flows to be received from borrowers. The ALLL that had been maintained as an estimate of losses inherent in the loan portfolio was eliminated in this accounting. A new ALLL has been established for loans made subsequent to the Transaction Date and for any subsequent lowering of the estimate of cash flows to be received from the PCI loans held.

The estimate of fair value as of the Transaction Date was based on economic conditions at the time and on Management’s projections regarding both future economic conditions and the ability of the Company’s borrowers to continue to repay their loans. However, the estimate of fair value may prove to be overly optimistic and the Company may suffer losses in excess of those estimated as of that date. The ALLL established for new loans or for revised estimates may prove to be inadequate to cover actual losses especially if economic or other conditions worsen.

While Management believes that both the estimate of fair value and the ALLL are adequate to cover current losses, no underwriting and credit monitoring policies and procedures that the Company could adopt to address credit risk could provide complete assurance that there will not be unexpected losses. These losses could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, federal regulators periodically evaluate the adequacy of the Company’s ALLL and may require the Company to increase its provision for loan losses or recognize further loan charge-offs based on judgments different from those of Management.

A substantial portion of the Company’s loan portfolio is comprised of commercial real estate loans and commercial business loans.

At December 31, 2011, $1.59 billion, or 43.4% of the Company’s loan portfolio consisted of commercial real estate loans. These commercial real estate loans constituted a greater percentage of the Company’s loan portfolio than any other loan category, including 1 to 4 family residential real estate loans, which totaled $1.04 billion, or 28.4%, of the Company’s loan portfolio, and commercial loans, which totaled $189.2 million, or 5.2%, of the Company’s loan portfolio. Commercial real estate loans and commercial loans generally expose a lender to greater risk of nonpayment and loss than 1 to 4 family loans because repayment of the loans often depends on the successful operation of the property and/or the income stream of the borrower. Commercial loans expose the Company to additional risks since they are generally secured by business assets that may depreciate over time. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to 1 to 4 family loans. Also, many of the Company’s commercial borrowers have more than one loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a 1 to 4 family loan. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the security for the loan, the future cash flow of the affected property or borrower, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, any decline in real estate values may be more pronounced with respect to commercial real estate properties than residential real estate properties.

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

A substantial portion of the Company’s income is derived from the differential or “spread” between the interest earned on loans, securities and other interest earning assets, and the interest paid on deposits, borrowings and other interest bearing liabilities. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and investment securities) and liabilities (such as CD), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/liability management policy may not be successfully implemented and from time to time the Company’s risk position is not balanced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer term investments. Further, substantially higher interest rates could reduce loan demand and may result in slower loan growth than previously experienced. This could have an adverse negative effect on the Company’s earnings.

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

Substantially all of the Company’s activities are conducted through the Bank, and, consequently, as the parent company of the Bank, the principal source of funds from which the Company services debt and pays its obligations and dividends is the receipt of dividends from the Bank. Pursuant to the Operating Agreement, the Bank may not pay a dividend or make a capital distribution to the Company until September 2, 2013. From and after September 2, 2013, the Bank may not pay a dividend or make a capital distribution to the Company without the prior written consent of the OCC. The Written Agreement also restricts the Company from taking any dividends or any other payment representing a reduction in capital from the Bank without the prior approval of the Reserve Board.

The Company faces strong competition from financial services companies and other companies that offer banking services.

The Company faces increased competition from financial services companies and other companies that offer banking services. The Company conducts most of its operations in California. Increased competition in its markets may result in a reduction in loans or deposits it may acquire. Ultimately, the Company may not be able to compete successfully against current and future competitors. These competitors include national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings institutions, industrial banks, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Company’s competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit clients and a range in quality of products and services provided, including new technology-driven products and services. If the Company is unable to attract and retain banking clients, it may be unable to continue loan growth and level of deposits.

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

The Company relies on communications, information, operating and financial control systems technology from third party service providers, and it may suffer an interruption in or breach of security of those systems.

The Company relies heavily on third party service providers for much of its communications, information, operating and financial control systems technology, including its internet banking services and data processing systems. Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in the Company’s client relationship management, general ledger, deposit, servicing, and/or loan origination systems. The occurrence of any failures or interruptions may require the Company to identify alternative sources of such services. The Company may not be able to negotiate terms that are as favorable to it, or may not be able to obtain services with similar functionality as found in its existing systems without the need to expend substantial resources, if at all. The occurrence of a breach of security of these systems could damage the Company’s reputation, result in a loss of customers or expose the Company to possible financial liability.

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

Historically, California, in which a substantial portion of the Company’s business is located, has been susceptible to natural disasters, such as earthquakes, floods and wild fires. The nature and level of natural disasters cannot be predicted. These natural disasters could harm the Company’s operations through interference with communications, including the interruption or loss of the Company’s computer systems, which could prevent or impede the Company from gathering deposits, originating loans and processing and controlling its flow of business, as well as through the destruction of facilities and the Company’s operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing the Company’s loans and interrupt borrowers’ abilities to conduct their business in a manner to support their debt obligations, either of which could result in losses and increased provisions for loan losses.

Managing reputational risk is important to attracting and maintaining clients, investors and employees.

Threats to the Company’s reputation can come from many sources, including adverse sentiment about financial services institutions generally, unethical practices, employee misconduct, breaches of the Company’s information technology security systems, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our clients. The Company has policies and procedures in place to protect its reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding the Company’s business, employees, or clients, with or without merit, may result in the loss of clients, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

The Company is dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect its prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out the Company’s strategies is often lengthy. In addition, legislation and regulations which impose restrictions on executive compensation may make it more difficult for the Company to retain and recruit key personnel. The Company’s success depends to a significant degree upon its ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel, and upon the continued contributions of its management and personnel. In particular, the Company’s success has been and continues to be highly dependent upon the abilities of key executives, including its Chief Executive Officer.

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

The Company’s common stock is currently traded on NASDAQ. NASDAQ generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions. However, under the rules applicable to NASDAQ, if another company owns more than 50% of the voting power of a listed company, that company is considered a “controlled company” and is exempt from rules relating to independence of the Board of Directors and the compensation and nominating committees. The Company is a controlled company because SB Acquisition Company LLC, beneficially owns more than 50% of the Company’s outstanding voting stock. Accordingly, the Company is exempt from certain corporate governance requirements and holders of the Company’s common stock may not have all the protections that these rules are intended to provide.

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

The trading price of the Company’s common stock may fluctuate significantly as a result of a number of factors, many of which are outside the Company’s control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of the Company’s common stock. Among the factors that could affect stock price are:

¡	Actual or anticipated quarterly fluctuations in the Company’s operating results and financial condition;

¡	Changes in financial estimates or publication of research reports and recommendations by financial analysts with respect to the Company’s common stock or those of other financial institutions;

¡	Failure to meet analysts’ loan and deposit volume, revenue, asset quality or earnings expectations;

¡	Speculation in the press or investment community generally or relating to the Company’s reputation or the financial services industry;

¡	Actions by the Company’s shareholders, including sales of common stock by existing shareholders and/or directors and executive officers;

¡	Fluctuations in the stock price and operating results of the Company’s competitors;

¡	Future sales of the Company’s equity or equity-related securities;

¡	Proposed or adopted regulatory changes or developments;

¡	Investigations, proceedings, or litigation that involve or affect the Company;

¡	The performance of the national and California economy and the real estate markets in California; or

¡	General market conditions and, in particular, developments related to market conditions for the financial services industry.

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

Various provisions of the Company’s certificate of incorporation and bylaws and certain other actions the Company has taken could delay or prevent a third-party from acquiring control of it even if doing so might be beneficial to its shareholders. These include, among other things, the authorization to issue “blank check” preferred stock by action of the Board of Directors acting alone, thus without obtaining shareholder approval. The BHCA and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either regulatory approval must be obtained or notice must be furnished to the appropriate regulatory agencies and not disapproved prior to any person or entity acquiring “control” of a national bank, such as the Bank. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for the Company’s common stock.

The Company will be subject to business uncertainties while the Merger with UBC is pending that could adversely affect its financial results. Failure to complete the Merger with UBC could also negatively impact the Company’s stock price and future business and financial results.

On March 12, 2012, the Company announced the execution of a definitive merger agreement with UBC. Uncertainty about the effect of the Merger on employees or customers may have an adverse effect on the Company. Although the Company intends to take steps designed to reduce any adverse effects, these uncertainties may impair its ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause customers and others that deal with the Company to seek to change existing business relationships.

Employee retention and recruitment may be particularly challenging prior to the completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite the Company’s retention and recruiting efforts, key employees depart or fail to accept employment with the Company because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the Company’s business operations and financial results could be adversely affected.

In addition, the Merger Agreement restricts the Company, without UBC’s consent, from taking certain specified actions, including making certain capital expenditures and investments, entering into new or changing existing lines of business and opening or closing branch offices until the Merger occurs or the Merger Agreement terminates. These restrictions may prevent the Company from making other changes to its business prior to consummation of the Merger or termination of the Merger Agreement even if the Company believes those changes would be advantageous to it.

Termination of the Merger Agreement may negatively affect the Company.

If the Merger Agreement is terminated, the Company may suffer various adverse consequences, including:

¡

Its business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of Management on the proposed Merger, without realizing any of the anticipated benefits of completing the Merger;

¡	The market price of its common stock might decline to the extent that the market price prior to termination reflects a market assumption that the proposed Merger will be completed; and

¡	The payment of a termination fee, if required under the circumstances, may adversely affect its financial condition and liquidity.

UBC may be unable to obtain the approvals required to complete the Merger with the Company.

The completion of the Merger is subject to numerous customary conditions. Among other things, before the Merger may be completed, UBC and its affiliates must make various filings with the Reserve Board, the Japan Financial Services Agency and the OCC and receive the approvals or non-objections of those agencies. The Company cannot provide assurance as to whether or when UBC will receive the required approvals or non-objections and delays in the receipt of approvals would have the effect of delaying completion of the Merger. In addition, these governmental authorities may impose conditions on their approvals, including restrictions or conditions on the business or operations of UBC after the Merger that could cause UBC to abandon the Merger.

The Company will incur significant transaction costs in connection with the Merger Agreement and the Merger that could materially impact its financial performance and results.

The Company will incur significant merger transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger Agreement and the Merger. The costs, either individually or in combination, could have a material adverse affect on the Company’s financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Both the Company and the Bank are headquartered at 1021 Anacapa Street in Santa Barbara, California. In addition, the Company occupies six administrative offices for support department operations in Santa Barbara, Ventura, Monterey and Los Angeles counties. These offices are reported in the “All Other” segment and include human resources, information technology, bank operations, finance and accounting, and other support functions.

At December 31, 2011, the Bank owned 12 and leased 35 retail branch locations. These 47 offices are located in the Los Angeles, Monterey, San Benito, San Luis Obispo, Santa Barbara, Santa Clara, Santa Cruz, and Ventura counties and are reported in the “Commercial & Community Banking” segment. In addition, the Bank owns two and leased three offices used for a combination of wealth management and loan production. These five offices are located in Santa Barbara, Monterey, Los Angeles, and San Francisco counties.

The “Wealth Management” segment provides service and administrative support to their clients through five locations. These leased offices are located in San Luis Obispo, Santa Barbara and Los Angeles counties in California, and in New York. The Bank’s trust administration department is located in Santa Barbara. In addition, there are several wealth management advisors located within the retail branch locations.

ITEM 3.	LEGAL PROCEEDINGS

The Company has been named in lawsuits filed by clients and others. These lawsuits are described in Note 17, “Commitments and Contingencies,” of the Consolidated Financial Statements beginning on page 181. The Company does not expect that these suits will have any material impact to its financial condition or operating results.

The Company is involved in various other litigation of a routine nature that is being handled and defended in the ordinary course of the Company’s business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact to the Company’s financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “PCBC.” As of February 29, 2012, there were approximately 2,827 holders of record of the Company’s common stock. On December 28, 2010, the Company effected a 1-for-100 reverse stock split, as reflected at the open of trading on the following day. All prior per share and dividend amounts have been restated to reflect this split. The following table presents the high and low sales prices and dividends paid for the Company’s common stock for each quarterly period for the last two years as reported by the NASDAQ Global Select Market:

Period Ended	High	Low	Dividends Declared
2011
Successor Company
Three Months Ended December 31	$28.44	$22.74	$—
Three Months Ended September 30	31.84	23.76	—
Three Months Ended June 30	32.34	29.30	—
Three Months Ended March 31	31.39	26.38	—

2010
Three Months Ended December 31	92.00	22.00	—
One Month Ended September 30	98.00	78.00	—

Predecessor Company
Two Months Ended August 31	$166.00	$62.00	$—
Three Months Ended June 30	549.00	62.00	—
Three Months Ended March 31	245.00	97.00	—

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

Under the terms of the Written Agreement, the Company may not pay cash dividends on its common stock without the prior approval of the Reserve Board. For a discussion of additional regulatory restrictions on the payment of dividends, see “Regulation and Supervision—Dividends and Other Transfer of Funds.” In addition, under the terms of the Merger Agreement, the Company may not pay cash dividends on its common stock without the prior approval of UBC.

The principal source of funds from which the Company may pay dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. The Bank is subject first to corporate restrictions on its ability to pay dividends. The Bank may not pay a dividend if it would be undercapitalized after the dividend payment is made. Pursuant to the Operating Agreement, the Bank may not pay a dividend or make a capital distribution to the Company without prior approval from the OCC or until September 2, 2013. The Written Agreement also restricts the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the Reserve Board. Furthermore, OCC approval is required for the Bank to declare a dividend if the total of all dividends (common and preferred), including the proposed dividend, declared by the Bank in any calendar year will exceed its net retained income of that year to date plus the retained net income of the preceding two calendar years. In addition, the banking agencies have the authority under their safety and soundness guidelines and prompt correct action regulations to require their prior approval or to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Stock Performance

The following graph shows a five year comparison of cumulative total returns for the Company’s common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Bank Index, each of which assumes an initial value of $100 and reinvestment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information at December 31, 2011, with respect to shares of Company common stock that may be issued under the Company’s existing equity compensation plans.

	December 31, 2011
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	122,657	$365.12	1,986,579
Equity compensation plans not approved by security holders	—	—	—

Total	122,657	$365.12	1,986,579

(a)

Included in column (a) are unexercised stock options and restricted stock units granted to directors and employees through current and expired option plans as of December 31, 2011. This amount excludes 15,120 warrants issued to the U.S. Treasury since they are not compensatory.

(b)	This does not include restricted stock or restricted stock units, because they do not have an exercise price.
(c)	Securities remaining available for issuance are from the 2010 Equity Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table compares selected financial data for the past five years. Explanations for the year-to-year changes may be found in Management’s Discussion & Analysis in Item 7, and in the Company’s Consolidated Financial Statements and the accompanying notes that are presented in Item 8 of this Form 10-K. The following data has been derived from the Consolidated Financial Statements of the Company and should be read in conjunction with those statements and the notes thereto, which are included in this report.

	Successor Company		Predecessor Company
(dollars and shares in thousands, except per share amounts)	At or Twelve Months Ended December 31, 2011	At or Four Months Ended December 31, 2010	At or Eight Months Ended August 31, 2010	At or Twelve Months Ended December 31, 2009
Results of Operations:
Interest income	$271,294	$84,740	$189,700	$353,272
Interest expense	43,950	12,568	80,328	153,641

Net interest income	227,344	72,172	109,372	199,631
Provision for loan losses	5,555	590	171,583	352,398
Noninterest income	50,818	20,072	35,797	57,561
Noninterest expense	202,559	65,884	149,963	380,241

Income/(loss) before income tax benefit	70,048	25,770	(176,377)	(475,447)
Income tax benefit	(474)	—	(4,742)	(18,823)

Net income/(loss) from continuing operations	70,522	25,770	(171,635)	(456,624)

(Expense)/income from discontinued operations, net	—	(26)	6,731	35,363

Net income/(loss)	70,522	25,744	(164,904)	(421,261)
Dividends and accretion on preferred stock	—	—	6,938	9,996

Net income/(loss) applicable to common shareholders	$70,522	$25,744	$(171,842)	$(431,257)

Earnings/(loss) per share from continuing operations:
Basic	$2.14	$1.02	$(359.07)	$(977.78)
Diluted (1)	$2.14	$0.86	$(359.07)	$(977.78)
Earnings per share from discontinued operations:
Basic	$—	$—	$14.08	$75.72
Diluted	$—	$—	$14.08	$75.72
Earnings/(loss) per share applicable to common shareholders:
Basic	$2.14	$1.02	$(359.50)	$(923.46)
Diluted (1)	$2.14	$0.85	$(359.50)	$(923.46)
Book value per common share	$23.16	$19.53	$20.11	$402.27

Weighted average number of common shares outstanding:
Basic	32,904	25,331	478	467
Diluted	32,913	30,126	478	467

(1)	Loss per diluted common shares for the periods ended August 31, 2010, and December 31, 2010, 2009, and 2008, is calculated using basic weighted average shares outstanding.

(continued on next page)

ITEM 6.	SELECTED FINANCIAL DATA—CONTINUED

	Successor Company		Predecessor Company
(dollars and shares in thousands, except per share amounts)	At or Twelve Months Ended December 31, 2011	At or Four Months Ended December 31, 2010	At or Eight Months Ended August 31, 2010	At or Twelve Months Ended December 31, 2009
Balance Sheet:
Loans held for investment	$3,660,961	$3,761,517	$4,016,126	$5,166,431
Total assets	$5,850,022	$6,085,548	$7,215,476	$7,542,255
Total deposits	$4,617,040	$4,906,788	$5,190,223	$5,373,819
Long term debt & other borrowings (2)	$66,524	$125,755	$1,000,932	$1,311,828
Total shareholders’ equity	$761,970	$642,683	$581,913	$364,603
Operating and Capital Ratios:
Return on average assets	1.2%	1.2%	n/a	n/a
Return on average shareholders’ equity	10.0%	12.8%	n/a	n/a
Tier 1 leverage ratio	12.4%	10.3%	n/a	5.3%
Tier 1 risk-based capital ratio	19.6%	16.1%	n/a	7.8%
Total risk-based capital ratio	20.2%	16.4%	n/a	10.4%
Dividend payout ratio	n/a	n/a	n/a	n/a

Preferred stock	$—	$—	$527,167	$176,742
Average total assets	$5,896,365	$6,282,969	$7,377,931	$8,593,630
Average total equity	$707,276	$603,958	$288,642	$599,998
Ending common shares outstanding	32,905	32,901	2,722	467
Cash dividends declared	$—	$—	$—	$11.00

(2)	Includes obligations under capital lease.

(continued on next page)

ITEM 6.	SELECTED FINANCIAL DATA—CONTINUED

	Predecessor Company
(dollars and shares in thousands, except per share amounts)	At or Twelve Months Ended December 31, 2008	At or Twelve Months Ended December 31, 2007

Results of Operations:
Interest income	$411,148	$468,795
Interest expense	171,107	212,117

Net interest income	240,041	256,678
Provision for loan losses	196,567	21,314
Noninterest income	56,557	86,146
Noninterest expense	254,135	205,335

(Loss)/income before income tax (benefit)/expense	(154,104)	116,175
Income tax (benefit)/expense	(65,996)	38,987

Net (loss)/income from continuing operations	(88,108)	77,188

Income from discontinued operations, net	65,358	23,700

Net (loss)/income	(22,750)	100,888
Dividends and accretion on preferred stock	1,094	—

Net (loss)/income applicable to common shareholders	$(23,844)	$100,888

(Loss)/earnings per share from continuing operations:
Basic	$(190.30)	$164.93
Diluted (1)	$(190.30)	$163.88
Earnings per share from discontinued operations:
Basic	$141.16	$50.64
Diluted	$141.16	$50.32
(Loss)/earnings per share applicable to common shareholders:
Basic	$(51.50)	$215.57
Diluted (1)	$(51.50)	$214.20
Book value per common share	$1,314.44	$1,449.80

Weighted average number of common shares outstanding:
Basic	463	468
Diluted	463	471

(1)	Loss per diluted common shares for the periods ended August 31, 2010, and December 31, 2010, 2009, and 2008, is calculated using basic weighted average shares outstanding.

(continued on next page)

ITEM 6.	SELECTED FINANCIAL DATA – CONTINUED

	Predecessor Company
(dollars and shares in thousands, except per share amounts)	At or Twelve Months Ended December 31, 2008	At or Twelve Months Ended December 31, 2007

Balance Sheet:
Loans held for investment	$5,764,856	$5,359,155
Total assets	$9,573,020	$7,374,115
Total deposits	$5,266,725	$4,737,238
Long term debt & other borrowings (2)	$1,510,240	$1,405,602
Total shareholders’ equity	$788,437	$668,356
Operating and Capital Ratios:
Return on average assets	n/a	1.4%
Return on average shareholders’ equity	n/a	15.3%
Tier 1 leverage ratio	8.8%	8.0%
Tier 1 risk-based capital ratio	11.8%	9.7%
Total risk-based capital ratio	14.6%	12.3%
Dividend payout ratio	n/a	41.1%

Preferred stock	$175,907	$—
Average total assets	$7,870,804	$7,491,946
Average total equity	$727,298	$657,667
Ending common shares outstanding	466	461
Cash dividends declared	$88.00	$88.00

(2)	Includes obligations under capital lease.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company provides a wide range of banking, investment advisory and trust services to its clients primarily through its wholly-owned subsidiary, SBB&T, and its subsidiaries. For over 50 years, the Bank has served clients through relationship banking. The Bank combines the breadth of financial products typically associated with a larger financial institution with the type of individual client service that is found in a community bank. The Bank provides full service banking, including all aspects of checking and savings, private and commercial lending, investment advisory services, trust, and other banking products and services. Products and services are offered through retail branch offices, commercial and wealth management centers and other distribution channels to consumers and businesses operating throughout the Central Coast of California, in eight contiguous counties including Santa Barbara, Ventura, Monterey, Santa Cruz, Santa Clara, San Benito, San Luis Obispo and Los Angeles. The Company is headquartered in Santa Barbara, California.

On the “Transaction Date” pursuant to the terms of an Investment Agreement dated April 29, 2010 (the “Investment Agreement”), between the Company, the Bank and SB Acquisition, the Company issued shares to SB Acquisition (“Investment Transaction”). The aggregate consideration paid to the Company by SB Acquisition for these securities was $500 million in cash for 98.1% of the Company’s voting securities. As a result of the Investment Transaction, pursuant to which SB Acquisition acquired and controlled 98.1% of the voting securities of the Company, the Company followed the acquisition or purchase method of accounting as required by the Business Combinations Topic of the Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).

As a result of the Investment Transaction and the application of purchase accounting, the Company’s balance sheets and results of operations from periods prior to the Transaction Date are labeled as “Predecessor Company” and are not comparable to balances and results of operations from periods subsequent to the Transaction Date, which are labeled as “Successor Company.” The lack of comparability arises from the assets and liabilities having a new accounting basis as a result of recording them at their fair values as of the Transaction Date rather than at their historical cost basis recorded in the predecessor period. To call attention to this lack of comparability and as required by the accounting and reporting guidance, the Company has placed a heavy black line between the Successor Company and Predecessor Company columns in the Consolidated Financial Statements and in the tables in the notes to the Consolidated Financial Statements and in this MD&A discussion.

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and notes, herein referred to as “the Consolidated Financial Statements” included and incorporated by reference herein. “Bancorp” or “the Bank’s holding company” will be used in this discussion when referring only to the holding company as distinct from the consolidated company which is referred to as “PCBC” or “the Company” and “the Bank” or “SBB&T” will be used when referring to Santa Barbara Bank & Trust, N.A.

FINANCIAL HIGHLIGHTS OF 2011

Successor Company

Net income for the twelve months ended December 31, 2011, was $70.5 million, or $2.14 per diluted share.

The significant factors impacting the Company’s net income for the twelve months ended December 31, 2011, were:

¡	Financial results continued to be positively effected by purchase accounting adjustments related to the Recapitalization Transaction;

¡	Improved net interest margin to 4.17% for the twelve months ended December 31, 2011, compared to 3.75% for the four months ended December 31, 2010;

¡	Provision for loan losses remained low as a result of the purchase accounting adjustments made in conjunction with the Recapitalization Transaction;

¡	Eliminated $1.2 billion in wholesale funding since the Investment Transaction which reduced interest expense; and

¡	Incurred additional expense to support improvement in technology and operational infrastructure enhancements.

Recent Developments

On March 9, 2012, the Company entered into Merger Agreement with UBC. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of UBC. Pursuant to the Merger Agreement, upon consummation of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive $46.00 per share in cash. Consummation of the Merger is subject to certain customary conditions, including, among others, the absence of any injunction or other legal prohibition on the completion of the Merger, regulatory approvals of the Reserve Board, the Japan Financial Services Agency and the OCC and expiration of applicable waiting periods. On March 9, 2012, following the execution of the Merger Agreement, SB Acquisition, the holder of 25,000,000 shares of the Company’s common stock, constituting approximately 76% of the outstanding shares of the Company’s common stock, delivered to the Company its action by written consent adopting and approving the Merger Agreement and the Merger. No further approval of the stockholders of the Company is required to approve the Merger Agreement and the Merger. For more information regarding the Merger Agreement and the Merger, see “Item 1. Business—Recent Developments.”

FINANCIAL HIGHLIGHTS OF 2010 AND 2009

Successor Company

Net income applicable to common shareholders for the four months ended December 31, 2010, was $25.7 million, or $0.85 per diluted share. Income from continuing operations for the four months ended December 31, 2010 was $25.8 million, or $0.86 per diluted share.

The significant factors impacting the Company’s net income applicable to common shareholders for the four months ended December 31, 2010 were:

¡	Financial results were significantly improved after the application of purchase accounting due to the Recapitalization Transactions as described in more detail below;

¡	Provision for loan losses related only to loans originated after the Transaction Date as a result of the purchase accounting adjustments explained in detail in the section below;

¡

Interest expense on CDs was reduced relative to the amount that would otherwise have been recognized by the application of purchase accounting. The fair value of these deposits was higher than their recorded amount resulting in a premium being recognized for these deposits. This premium is amortized against interest expense, reducing it to an amount lower than the nominal interest rate for these deposits; and

¡	Overall interest expense decreased substantially as the result of the prepayment of $802.4 million of Federal Home Loan Bank (“FHLB”) advances in the first week of September 2010.

The Impacts of the Investment Transaction on the Company’s Financial Condition and Results of Operations

Impacts on Capital and Liquidity

The $500 million paid by SB Acquisition in the Investment Transaction provided new capital to the Company. Almost all of this capital was contributed to the Bank to meet the enhanced regulatory minimum capital ratios required by the Operating Agreement. Additionally, the Company was able to repay a significant amount of its debt immediately following the Investment Transaction.

Impacts on Financial Condition and Results of Operations from Purchase Accounting

Because of the high proportion of voting securities in the Company acquired by SB Acquisition, the Investment Transaction is considered an acquisition for accounting purposes and must be accounted for in the financial statements of the acquirer by using “acquisition” or “purchase” accounting. With the purchase accounting pushed down from SB Acquisition to the Company, the Company’s assets and liabilities are reported in the Company’s Consolidated Financial Statements at their fair value at the transaction date. Based on the purchase price of $500 million and the $478.3 million of fair value of net assets acquired, the transaction resulted in initial goodwill of $21.7 million. The methodology used in determining the fair values of each of the major categories of assets and liabilities and the amounts of the adjustments as of the Transaction Date are described in detail in Note 2, “Business Combination – Investment Transaction” of the Consolidated Financial Statements.

The most significant fair value adjustments resulting from the application of the purchase accounting were made to loans. ASC 805 requires that all loans held by the Company on the Transaction Date be recorded at their fair value. Rather than provide an ALLL to recognize the uncertainty of receiving the full amount of the contractual payments from borrowers, as is normally done for loans held for investment, this uncertainty is instead considered in estimating the fair value of the loans. Therefore, stating loans at their fair value results in no ALLL being provided for acquired loans as of the date they are acquired.

At the Transaction Date, loans held by the Bank had shown evidence of credit deterioration since origination, and it was probable that not all contractually required principal and interest payments would be collected. Such impaired loans identified at the time of the acquisition were accounted for using the measurement provision for PCI loans, per ASC 310-30, Receivables, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) herein referred to as “PCI Term Pools.” The special accounting for PCI loans not only requires that they are recorded at fair value at the date of acquisition and that any related ALLL may not be carried forward past the Transaction Date, but it also governs how interest income will be recognized on these loans and how any further deterioration in credit quality after the Transaction Date will be recognized and reported.

Management has elected to have PCI loans aggregated into several pools based on common risk characteristics as allowed under accounting guidance of ASC 310-30. Each pool is accounted for as a single asset with a single composite discount rate and an aggregate expectation of cash flows. Both the accretion of interest income and the comparison of actual cash flows to expected cash flows are completed at the pool level rather than by individual loans. Once loans are placed into pools, the integrity of the pool must be maintained. Therefore, all activity such as payments, charge-offs, recoveries, and prepayments received must be applied to the loan pool in which the loan was placed at the Transaction Date. Payments which are in excess of expectations in one pool may not be applied to other pools to avoid the recognition of impairment for deficient payments within another pool. Loans may not be removed from a pool, added to a pool, or moved from one pool to another. Only the disposal of a loan, which may include sales of loans to third parties, receipt of payments in full or in part by the borrower, foreclosure of the collateral, or charge-off will result in the removal of a loan from a loan pool. When a loan is removed from a pool, it is removed at its carrying amount.

Quarterly, the Company compares actual cash flows to expected cash flows for PCI Term Pools to determine whether such cash flows are substantially the same as was expected at the time the loan’s expected cash flow were last estimated. A significant decrease in the actual cash flows as compared to expected cash flows may require Management to revise its expectations for future cash flows. If, based on Management’s evaluation, estimates for future cash flows are less than previously expected, the Company may establish an ALLL through a charge to the provision for loan losses. A significant increase in actual cash flows as compared to expected cash flows will first result in the reduction of any allowance that had previously been established for a pool, and then an increase to interest income through the adjustment of the accretable yield.

Some loans that otherwise meet the definition of credit impaired, such as revolving lines of credit, are specifically excluded from the scope of the accounting guidance in ASC 310-30 and are accounted for using ASC 310-20, Receivables, Nonrefundable Fees and Other Costs (“ASC 310-20”) herein will refer to these loans as “PCI Revolving Pools.” PCI Revolving Pools were also required to be fair valued with the application of purchase accounting and were acquired at a discount. Management also considers these revolving lines of credit to be credit impaired and has pooled these revolving lines of credit purchased through the Investment Transaction.

Because PCI loans are written down at acquisition to an amount estimated to be collectible and aggregated into pools, the classification and disclosures are at a pool level regardless of the underlying individual loan performance. Loans within PCI Term Pools are not reported as delinquent, nonaccrual, impaired or troubled debt restructured (“TDRs”), since the pools are evaluated as single units of account, even though some of the underlying loans may be contractually past due, placed on nonaccrual, impaired or TDRs. Loans within PCI Revolving Pools are required by accounting guidance to be reported as delinquent, nonaccrual, impaired or TDRs despite being evaluated as a pool at the Transaction Date.

While the most significant adjustments from purchase accounting related to loans, other balances and results of operations were impacted as well. The effect of the purchase accounting adjustments on these other balances and results of operations are described within each section of this discussion and analysis.

Predecessor Company

Net loss applicable to common shareholders for the eight months ended August 31, 2010, and the twelve months ended December 31, 2009, was $171.8 million or $359.50 per diluted share and $431.3 million or $923.46 per diluted share, respectively.

For the eight months ended August 31, 2010, and for the twelve months ending December 31, 2009, the differences between the net loss applicable to common shareholders and the net loss from continuing operations is attributable to the operating results from the discontinued operations, the accrual of dividends on the Company’s Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”) and the accretion of the warrants issued with the Series B Preferred Stock.

The significant factors impacting the Company’s net loss applicable to common shareholders for the eight months ended August 31, 2010, were:

¡	Provision for loan losses for continuing operations was $171.6 million for the period compared to $352.4 million for 2009, as the Company began to experience a lower rate of growth in credit problems;

¡	The continuing decline in outstanding loan balances due to payments, prepayments, charge-offs, and the Company’s decision to reduce loan originations reduced interest income;

¡

The Company’s decision to maintain over $1.0 billion in cash to mitigate uncertainty to depositors generated a significant amount of negative interest spread related to the difference between interest earned on cash balances and interest paid on borrowings;

¡	The Company sold securities realizing a gain of $5.7 million;

¡	Other expense was impacted by the transaction costs to execute the Investment Transaction, including investment banker, attorney, and consulting fees; and

¡	The Company sold its RAL and RT Programs in January 2010 for a net gain of $8.2 million.

The impact to the Company from these items will be discussed in more detail throughout the analysis sections of the MD&A section of this Form 10-K.

RESULTS OF OPERATIONS

INTEREST INCOME

The Company’s primary source of revenue is interest income. The discussion below concerning interest income from loans for the various periods presented relate to the Commercial & Community Banking segment, while the discussion below concerning interest income from investment securities, trading assets and other interest income all pertain to the Company’s treasury department activities, and are included in the All Other segment. The Wealth Management segment does not earn interest income. The accounting for interest income for loans and securities is explained in detail in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.

The following table presents a summary of interest income for the periods indicated:

(dollars in thousands)	Successor Company		Predecessor Company
	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009

Interest income
Loans:
Commercial	$25,251	$7,655	$24,034	$49,778
Real estate—commercial	150,350	46,812	90,159	158,558
Real estate—residential 1 to 4 family	59,446	20,860	33,438	62,798
Consumer loans	6,006	1,551	18,950	31,923

Total	241,053	76,878	166,581	303,057
Investment securities available for sale:
U.S. Treasury securities	—	3	219	530
U.S. Agency securities	1,363	618	5,626	16,362
Asset-backed securities	73	81	92	139
Collateralized mortgage obligations and mortgage-backed securities	17,922	3,274	6,388	10,937
State and municipal securities	8,628	2,896	7,727	14,791

Total	27,986	6,872	20,052	42,759
Trading assets	—	—	143	5,131
Other	2,255	990	2,924	2,325

Total interest income	$271,294	$84,740	$189,700	$353,272

Successor Company

Interest income was $271.3 million and $84.7 million for the twelve months ended December 31, 2011, and four months ended December 31, 2010, respectively. Interest income from loans was positively impacted by the application of purchase accounting adjustments, while interest income from securities was negatively impacted.

At the Transaction Date, loans were placed into pools with similar risk characteristics and each pool was fair valued as described in “Financial Highlights of 2010 and 2009” at the beginning of the MD&A and in Note 1, “Summary of Significant Accounting Policies.” Fair value was determined by estimating the principal and interest cash flows expected to be collected after discounting at the prevailing market rate of interest. Interest income is recognized for PCI Term Pools based on the discount rate for each pool over the remaining life of the PCI Loan Pools using the effective interest method. The cash flows for the PCI Term Loans have been performing better than expected and, therefore the majority of the discount rates for PCI Term Pools increased resulting in improved interest income during 2011. For PCI Revolving Pools and loans originated or purchased since the Transaction Date, interest income is being recognized based on the terms of the loans. PCI Revolving Pools were valued at a discount on the Transaction Date. Accounting guidance does not allow the accretion of a discount if such accretion would bring the net carrying amount above the net realizable value. When it is significantly probable the net realizable value of a PCI Revolving Pool is greater than the carrying amount of the pool, the discount will begin to accrete into interest income over the remaining life of the pool using the effective interest method.

In contrast, the fair value at the Transaction Date for the investment securities portfolio was higher than the carrying value and a premium was recognized because market interest rates had declined since most of the securities had been purchased. The premium is amortized against interest income over the terms of the various securities, reducing interest income. During 2011, $549.0 million of investment securities were purchased which increased the average balance to $1.37 billion at a rate of 2.04% for the twelve months ended December 31, 2011, from $1.04 billion at a rate of 1.98% for the four months ended December 31, 2010.

Predecessor Company

Interest income for the eight months ended August 31, 2010, was $189.7 million and $353.3 million for the twelve months ended December 31, 2009. Interest income from both loans and securities gradually decreased during the periods as overall interest rates continued to decline and average balances declined. Loan balances were reduced by loan sales and charge-offs. The Company also restricted lending activity to maintain the Company’s capital ratios which resulted in a decline in loan balances as maturing loans were not matched by new originations.

Interest income from trading and available for sale (“AFS”) securities decreased as a result of selling a majority of the trading securities during the third quarter of 2009, and from sales, calls and maturities of securities from the AFS portfolio. During the eight months ended August 31, 2010, and twelve months ended December 31, 2009, $347.0 million and $701.6 million, respectively of investment securities were called or sold. The investment securities called were mostly U.S. Agency securities while investment securities sold were mostly mortgage backed securities (“MBS”). At the same time, the interest rate for some of the adjustable rate investment securities was reduced due to the decrease in long term interest rates. The Company’s decision to maintain a substantial amount of liquidity to mitigate uncertainty to depositors rather than to redeploy these funds into higher yielding assets also contributed to the decline in interest income.

INTEREST EXPENSE

The Company incurs interest expense from interest payments made to depositors and for other borrowings. Interest expense from deposits pertain to the Commercial & Community Banking operating segment, while interest expense from borrowings or debt almost all pertain to the Company’s treasury department related activity and therefore are included in the All Other segment. Wealth Management incurs interest expense only for the capital lease on the building occupied by the Company’s trust department. For more information regarding leases, refer to the section titled “Leases” in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements for an explanation of the accounting for a capital lease.

The following table presents a summary of interest expense for the periods indicated:

(dollars in thousands)	Successor Company		Predecessor Company
	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009

Interest expense
Deposits:
NOW accounts	$1,636	$640	$1,702	$6,015
Money market deposit accounts	1,665	569	1,499	4,932
Savings deposits	1,758	612	1,406	2,842
Time certificates of deposit	20,251	4,933	41,903	69,840

Total	25,310	6,754	46,510	83,629
Securities sold under agreements to
repurchase and Federal funds purchased	9,585	1,771	5,392	10,127
Other borrowings:
FHLB advances and other long term debt	8,249	3,680	27,709	58,722
Other borrowings	806	363	717	1,163

Total	9,055	4,043	28,426	59,885

Total interest expense	$43,950	$12,568	$80,328	$153,641

Successor Company

Each of the categories of interest expense was significantly impacted by the application of purchase accounting adjustments. At the Transaction Date, market interest rates had declined from what they were when a large proportion of the Company’s fixed rate time CDs and repurchase agreements were issued. The decline in interest rates caused the carrying value of these liabilities to decrease and premiums were recognized for these liabilities to record them at their fair value. These premiums are being amortized over the terms of the related liabilities, reducing interest expense since the Transaction Date. During 2011, the average balance of interest-bearing deposits declined $413.0 million due to maturing client and broker CDs which originally had high interest rates but, due to the amortization of the premium from the purchase accounting adjustments, interest expense was reduced to market interest rates. As the amortization of the premium decreases, new CDs are originated at interest rates above the purchased accounting adjusted interest rates, increasing the average interest rate for deposits to 71 basis points for the twelve month period ended December 31, 2011, compared to 51 basis points for the four month period ended December 31, 2010.

For the twelve months ended December 31, 2011, the average balance of other borrowings decreased to $108.8 million from $145.6 million for the four months ended December 31, 2010. This decrease is attributable to the maturity and redemption of $53.0 million of subordinated debt during 2011. At December 31, 2011, there are no borrowings outstanding with the FHLB since all of borrowings from the FHLB were either prepaid in September 2010, or matured in the fourth quarter of 2010. The Investment Transaction provided excess liquidity which enabled the Company to reduce outstanding debt in 2010, and reduce future borrowing expense. The Company also repurchased $68.0 million of its subordinated debt at the Transaction Date contributing further to the year over year decline in interest expense. The remaining subordinated debt and the Company’s trust preferred securities had a fair value less than their face values resulting in accretable discounts, which has increased interest expense since the Transaction Date.

The securities sold under agreements to repurchase had a fair value in excess of their principal amount resulting in a premium; the amortization of which reduced interest expense to less than the amount paid to creditors. Despite the market trend of declining interest rates, the average rates on repurchase agreements increased due to the change in the interest rates for a $100.0 million repurchase agreement from a floating rate of 3 month London Inter-Bank Offered Rate (“LIBOR”) less 25 basis points to a fixed rate of 4.12%. This interest rate reset occurred in February 2011.

Predecessor Company

Interest expense for the eight months ended August 31, 2010, was substantially lower than the twelve months ended December 31, 2009, as more of the Company’s fixed rate liabilities, CDs and FHLB advances, matured. They were replaced by liabilities that were priced at lower current market rates.

NET INTEREST MARGIN

An important measure of a financial institution’s earning capacity is its net interest margin. This measure is computed by dividing the difference between interest income and interest expense, or net interest income, by average earning assets. As a financial intermediary, a bank earns money by borrowing from depositors and debt-holders and lending some of those funds to loan clients and by purchasing investments. By combining the average yield earned on interest earning assets with the average interest cost to hold those assets, the net interest margin measures both the institution’s ability to earn its desired yield on its assets and its efficiency in obtaining the funding that supports those assets. The net interest margin differs from, and is lower than the net interest spread, which is the difference between the average yield earned on interest bearing assets and the average rate paid on interest bearing liabilities, because a portion of the Company’s interest earning assets are funded by noninterest bearing liabilities.

The net interest margin is improved by higher yields earned on interest earning assets, lower rates paid on interest bearing liabilities, funding a larger proportion of earning assets with noninterest bearing liabilities, and by lowering the amount of nonearning assets that must be funded. Yields earned on assets and paid on liabilities tend to move in tandem with each other as the market interest rate environment changes, but it is generally harder to improve the net interest margin in a low interest rate environment because there is a point beyond which deposit rates cannot be reduced, and still retain clients, while yields on assets may continue to decline. Conversely, as market interest rates rise, deposit rates will generally not rise as fast or as much and the net interest margin may thereby be improved.

The following tables set forth average balances, interest income and interest expense for the twelve months ended December 31, 2011, the four months ended December 31, 2010, the eight months ended August 31, 2010, and for the twelve months ended December 31, 2009.

	Successor Company
	For the Twelve Months Ended December 31, 2011
	Average Balance	Interest/ Expense (3)	Yield/ Rate (3)
	(dollars in thousands)
Assets
Interest bearing demand deposits in other financial institutions	$322,830	$771	0.24%
Securities:
Investment securities available for sale:
Taxable	1,163,380	19,358	1.66%
Non taxable	203,877	8,628	4.23%

Total securities	1,367,257	27,986	2.04%
Loans: (1)
Commercial	239,803	25,251	10.53%
Real estate—commercial (2)	2,199,472	150,350	6.84%
Real estate—residential 1 to 4 family	1,187,783	59,446	5.00%
Consumer loans	58,104	6,006	10.34%

Total loans, gross	3,685,162	241,053	6.54%
Other interest earning assets	81,716	1,484	1.82%

Total interest earning assets	5,456,965	271,294	4.97%
Noninterest earning assets	439,400

Total assets	$5,896,365

Liabilities and shareholders’ equity
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,759,912	5,059	0.29%
Time certificates of deposit	1,812,543	20,251	1.12%

Total interest bearing deposits	3,572,455	25,310	0.71%
Borrowed funds:
Securities sold under agreements to repurchase	319,088	9,585	3.00%
Other borrowings	108,838	9,055	8.32%

Total borrowed funds	427,926	18,640	4.35%

Total interest bearing liabilities	4,000,381	43,950	1.10%
Noninterest bearing demand deposits	1,101,214
Other noninterest bearing liabilities	87,494
Shareholders’ equity	707,276

Total liabilities and shareholders’ equity	$5,896,365

Net interest spread			3.87%

Net interest income/margin		$227,344	4.17%

(1)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.
(2)	Commercial real estate loans include multifamily residential real estate loans.
(3)	Includes impact of accretion or amortization of discounts and premiums.

	Successor Company			Predecessor Company
	For the Four Months Ended December 31, 2010			For the Eight Months Ended August 31, 2010
	Average Balance	Interest/ Expense (3)	Yield/ Rate (3)	Average Balance	Interest/ Expense (3)	Yield/ Rate (3)
(dollars in thousands)
Assets
Interest bearing demand deposits in other financial institutions	$740,199	$599	0.24%	$1,030,268	$2,241	0.33%
Securities:
Trading assets	—	—	—%	4,998	143	4.30%
Investment securities available for sale:
Taxable	825,991	3,976	1.44%	737,155	12,325	2.51%
Non taxable	214,987	2,896	4.04%	238,375	7,727	4.86%

Total securities	1,040,978	6,872	1.98%	980,528	20,195	3.09%
Loans: (1)
Commercial	502,178	7,655	4.56%	820,380	24,034	4.40%
Real estate—commercial (2)	2,114,524	46,812	6.64%	2,511,673	90,159	5.38%
Real estate—residential 1 to 4 family	1,202,298	20,860	5.21%	935,245	33,438	5.36%
Consumer loans	80,345	1,551	5.78%	574,519	18,950	4.95%

Total loans, gross	3,899,345	76,878	5.91%	4,841,817	166,581	5.16%
Other interest earning assets	81,636	391	1.43%	83,364	683	1.23%

Total interest earning assets	5,762,158	84,740	4.41%	6,935,977	189,700	4.10%
Noninterest earning assets	520,811			216,057
Total assets from discontinued operations	—			225,897

Total assets	$6,282,969			$7,377,931

Liabilities and shareholders’ equity
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,605,435	1,821	0.34%	$1,591,632	4,607	0.43%
Time certificates of deposit	2,379,972	4,933	0.62%	2,706,043	41,903	2.33%

Total interest bearing deposits	3,985,407	6,754	0.51%	4,297,675	46,510	1.63%
Borrowed funds:
Securities sold under agreements to repurchase	325,442	1,771	1.63%	314,009	5,392	2.58%
Other borrowings	145,611	4,043	8.31%	1,127,676	28,426	3.79%

Total borrowed funds	471,053	5,814	3.69%	1,441,685	33,818	3.53%

Total interest bearing liabilities	4,456,460	12,568	0.85%	5,739,360	80,328	2.11%
Noninterest bearing demand deposits	1,112,944			1,020,775
Other noninterest bearing liabilities	109,607			103,257
Total liabilities from discontinued operations	—			225,897
Shareholders’ equity	603,958			288,642

Total liabilities and shareholders’ equity	$6,282,969			$7,377,931

Net interest spread			3.56%			1.99%

Net interest income/margin		$72,172	3.75%		$109,372	2.37%

(1)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.
(2)	Commercial real estate loans include multifamily residential real estate loans.
(3)	Includes impact of accretion or amortization of discounts and premiums.

	Predecessor Company
	For the Twelve Months Ended December 31, 2009
	Average Balance	Interest/ Expense (3)	Yield/ Rate (3)
	(dollars in thousands)
Assets
Interest bearing demand deposits in other financial institutions	$603,223	$1,635	0.27%
Federal funds sold	329	1	0.30%
Securities:
Trading assets	106,623	5,131	4.81%
Investment securities available for sale:
Taxable	854,005	27,968	3.27%
Non taxable	306,547	14,791	4.83%

Total securities	1,267,175	47,890	3.78%
Loans: (1)
Commercial	1,088,847	49,778	4.57%
Real estate—commercial (2)	2,785,416	158,558	5.69%
Real estate—residential 1 to 4 family	1,086,122	62,798	5.78%
Consumer loans	632,350	31,923	5.05%

Total loans, gross	5,592,735	303,057	5.42%
Other interest earning assets	80,382	689	0.86%

Total interest earning assets	7,543,844	353,272	4.68%
Noninterest earning assets	381,358
Total assets from discontinued operations	668,428

Total assets	$8,593,630

Liabilities and shareholders’ equity
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,849,045	13,788	0.75%
Time certificates of deposit	2,580,600	69,841	2.71%

Total interest bearing deposits	4,429,645	83,629	1.89%
Borrowed funds:
Securities sold under agreements to repurchase and Federal funds purchased	336,434	10,127	3.01%
Other borrowings	1,441,866	59,885	4.15%

Total borrowed funds	1,778,300	70,012	3.93%

Total interest bearing liabilities	6,207,945	153,641	2.47%
Noninterest bearing demand deposits	1,003,647
Other noninterest bearing liabilities	113,612
Total liabilities from discontinued operations	668,428
Shareholders’ equity	599,998

Total liabilities and shareholders’ equity	$8,593,630

Net interest spread			2.21%

Net interest income/margin		$199,631	2.65%

(1)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.
(2)	Commercial real estate loans include multifamily residential real estate loans.
(3)	Includes impact of accretion or amortization of discounts and premiums.

The impacts from changes in interest rates and from the purchase accounting adjustments on interest income and interest expense during these periods are discussed above under “Interest Income,” and “Interest Expense” of this discussion and analysis. The net interest margin is usually adversely impacted by nonperforming loans, with the exception of PCI Term Pools, because the Company generally ceases the accrual of interest on nonperforming loans, while those balances continue to be included in the average balances for loans. Interest income recognized on PCI Term Pools is based on an expected cash flows model; therefore regardless of the performance classification of individual loans within these pools, the Company recognizes accretion based on expectations of future cash flows, and whether or not those cash flows can be reasonably estimated.

Successor Company

The net interest margin was impacted during 2011, primarily by higher yields on interest earning assets, driven in part by increased yields on PCI Term Pools and from additional purchases of investment securities, as the Company made efforts to further deploy additional liquidity. Interest bearing liabilities were positively impacted by higher rate deposits maturing.

Rate and volume variance analyses allocate the change in interest income and expense between the portions which are due to changes in the yield earned or rate paid for specific categories of assets and liabilities and the portion which is due to changes in the average balance between the two periods. The Company is unable to provide a rate and volume variance for 2011, and 2010, because these periods are not comparable as a result of purchase accounting requirements as explained at the beginning of this discussion.

PROVISION FOR LOAN LOSSES

Quarterly, the Company determines the amount of ALLL that is adequate to provide for losses inherent in the Company’s loan portfolio. The provision for loan losses is determined by the net change in the ALLL from one period to another for loans originated or purchased since the Transaction Date. The Company may establish an additional ALLL for PCI Term Pools through a charge to the provision for loan losses when impairment is determined due to lower than expected cash flows. If, through the Company’s quarterly evaluation of expected cash flows, it determines there has been a significant and probable increase in expected cash flows, the Company may reverse any previously established allowance for PCI Term Pools through an adjustment to the provision for loan losses, to the extent that any previous allowance has been established.

For PCI Revolving Pools, quarterly the Company evaluates credit performance to determine if there has been a further deterioration in the credit quality of the underlying loans beyond the purchase discount. To the extent that the credit performance is worse than previously expected, the Company may establish an allowance for PCI Revolving Pools through a provision for loan losses. If credit performance is better than previously expected, the Company may begin to accrete the purchase discount for PCI Revolving Pools into interest income. Since the Transaction Date, the Company has not established an allowance for PCI Revolving Pools, nor did the Company accrete any portion of the purchase discount.

For a detailed discussion of the Company’s ALLL, refer to the Allowance for Loan and Lease Loss section of this document, the “Critical Accounting Policies” section starting on page 83 of the MD&A, Note 1, “Summary of Significant Accounting Policies,” and Note 7, “Allowance for Loan and Lease Losses” within the Consolidated Financial Statements of this Form 10-K. All of the provision for loan losses is reported in the Commercial & Community Banking operating segment.

A summary of the provision for loan losses is as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Provision for loan losses	$5,555	$590	$171,583	$352,398

Successor Company

The provision for loan losses was $5.6 million and $590,000 for the twelve months ended December 31, 2011, and for the four months ended December 31, 2010, respectively. The increase in the provision for loan losses was mostly attributable to the origination of new loans and loan purchases. During 2011, the Company originated new loans with a carrying value of $273.0 million at December 31, 2011, and purchased loans with a carrying value of $315.0 million. In addition, as part of the Company’s quarterly assessment of expected cash flows for PCI Term Pools, an allowance of $867,000 was established for one of the PCI Term Pools which had re-forecasted cash flows below previous expectations.

The provision for loan losses was significantly impacted by purchase accounting adjustments. As a result of the Investment Transaction and the application of the accounting guidance for business combinations, the ALLL for the loans purchased was required to be eliminated and the purchased loans were recorded at their fair value at the Transaction Date as described in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements. Consequently, no ALLL is provided for PCI Loan Pools at the Transaction Date. The provision for loan losses for the four months ended December 31, 2010, of $590,000 related to newly originated loans during the period following the Investment Transaction, with a carrying balance of $16.4 million as of December 31, 2010.

Predecessor Company

Provision for loan losses for the eight months ended August 31, 2010 and twelve months ended December 31, 2009 was $171.6 million and $352.4 million, respectively. The decrease in the provision for loan losses relates to reduction in outstanding balance of loans resulting from a reduction in loan originations and the high level of charge-offs in the prior year as well as a slowdown in rate of credit deterioration of the overall loan portfolio.

The increase in the provision for loan losses for 2009, reflects the impact from the change in the ALLL model methodology.

NONINTEREST INCOME

Noninterest income primarily consists of fee income received from the operations of the Bank and gains or losses from sales of assets. Fee income is generated by servicing deposit relationships, trust and investment advisory fees, and fees and commissions earned on certain transactions from Bank operations. The service charges and fees and gains and losses on asset sales relate to the Community & Commercial Banking segment while the trust and investment advisory fees are from the Wealth Management segment. Gains and losses from the sales of securities are from the treasury department’s management of the investment securities and is reflected in the All Other segment.

The following table presents a summary of noninterest income for the periods presented.

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Noninterest income
Service charges and fees	$23,583	$7,579	$14,901	$24,884
Trust and investment advisory fees	21,014	6,743	14,035	21,247
(Loss)/gain on securities, net	(251)	(32)	5,667	10,970
Other	6,472	5,782	1,194	460

Total noninterest income	$50,818	$20,072	$35,797	$57,561

Successor Company

Noninterest income was $50.8 million for the twelve months ended December 31, 2011, and $20.1 million for the four months ended December 31, 2010. The largest portions of noninterest income are from service charges and fees and trust and investment advisory fees. Service charges and fees consist of service charges on deposit and loan accounts. These fees are generated from the Commercial & Community Banking segment. For the twelve and four month periods ended December 31, 2011, and December 31, 2010, service charges and fees from deposit accounts were $13.1 million and $4.0 million, respectively. Other service charges and fees include charges for a wide range of services provided to clients such as ATMs, safe deposit boxes, bank card fees, loan servicing fees, late charges for loans and wire transfer fees. These fees have remained relatively steady during the reported periods.

Trust and investment advisory fees are primarily from the management of client’s assets and are included in the Wealth Management segment. As the balance and the value of the assets increase, fees increase. In the latter part of 2011, assets under management increased as new client accounts were opened and the overall values of assets under management increased.

There was little or no effect on the components of noninterest income resulting from purchase accounting for the Investment Transaction, except for the gain or loss on securities. In accordance with GAAP, AFS securities were already reported at fair value before the Investment Transaction, the excess of fair value over the amortized cost having been previously recognized in Other Comprehensive Income (“OCI”) as an unrealized gain net of tax. With the elimination of OCI as of the Transaction Date, this gain has effectively been realized in the form of a premium which is amortized as a reduction of interest income. Consequently, any sales after the Transaction Date of securities that were held in the portfolio at the Transaction Date will result in a smaller gain or a larger loss because of the increased basis from the purchase accounting adjustment. As the premiums are amortized over the remaining lives of the securities, the impact of the increased basis will be less.

Predecessor Company

The largest portion of service charges and fees consists of service charges on deposit accounts. For the eight month period ended August 31, 2010, and the twelve month period ended December 31, 2009, service charges on deposits were $9.1 million and $15.3 million, respectively. The declining trend in service charges over the respective periods related primarily to the increase in waivers of such fees in order to retain clients as the financial condition of the Company deteriorated.

For the eight months ended August 31, 2010, the Company recognized a net gain on securities of $5.7 million. This amount resulted primarily from a $4.5 million gain on the sale of $48.6 million of MBS and municipal securities and the call of $143.2 million of U.S. Agency and municipal securities from the AFS portfolio during the first quarter of 2010. For the twelve months ended December 31, 2009, there was a net gain on securities of $11.0 million, primarily resulting from the sale of U.S. Agency securities and municipal securities during the fourth quarter of 2009 in which gains of $3.9 million and $6.9 million were realized, respectively. Additional discussion regarding the activity in the investment securities portfolio is disclosed in the “Investment Securities” section of the MD&A and in Note 4, “Investment Securities” of the Consolidated Financial Statements.

Other Noninterest Income

The table below discloses the largest items included in other noninterest income.

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Other Income:
Life insurance income (1)	$2,798	$967	$2,074	$3,154
Gain/(loss) on asset sales (2)	775	4,598	1,188	(4,814)
Net loss on LIHTCP (3)	(2,846)	(1,554)	(4,416)	(3,680)
Other	5,745	1,771	2,348	5,800

Total	$6,472	$5,782	$1,194	$460

(1)	Derived from increase in cash surrender value of insurance policies.
(2)	Represents gains/losses from loan sales and OREO sales and valuation.
(3)	Losses derived from LIHTCP sales and operations.

Successor Company

Other noninterest income was $6.5 million and $5.8 million for the twelve months ended December 31, 2011, and for the four months ended December 31, 2010, respectively. The decrease in other noninterest income for the twelve months ended December 31, 2011, was primarily attributable the decrease in gain on asset sales. For the twelve months ended December 31, 2011, gain on sale of loans was $1.1 million, gain on sale of LIHTCPs of $962,000 and a net loss on other real estate owned (“OREO”) activity of $205,000. For the four months ended December 31, 2010, gains from the sale of loans was $1.6 million and a net gain from OREO activity of $3.0 million was recorded. Gains or losses on securities, life insurance income, and monthly losses from the Bank’s investment in LIHTCP are recorded in the All Other segment.

NONINTEREST EXPENSE

The following table presents a summary of noninterest expense for the periods presented.

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Noninterest expense
Salaries and employee benefits	$97,042	$28,128	$58,816	$103,228
Net occupancy expense	23,011	7,711	15,494	26,214
Goodwill impairment	—	—	—	128,710
Other	82,506	30,045	75,653	122,089

Total noninterest expense	$202,559	$65,884	$149,963	$380,241

Successor Company

Salaries and benefits were not impacted by any of the purchase accounting adjustments from the Investment Transaction but has increased as the Company hired additional staff to support the enhancement of the Company’s operating platform and to support the anticipated growth in 2012.

Net occupancy expense for the twelve months and four months ended December 31, 2011, and 2010, was impacted by purchase accounting resulting in decreased lease expense and increased depreciation expense on owned buildings. The Company had entered into long term leases when the economy was stronger and demand was higher for commercial space. These lease payments are higher than current market rates. The revaluation of the leases resulted in the recognition of a liability for unfavorable lease payments. This amount is amortized as a reduction of lease expense over the contractual lease terms. The fair value of the Company’s owned properties was higher than the amortized cost as of the Transaction Date because these buildings were acquired many years ago when commercial properties had lower prices.

Predecessor Company

The Company significantly scaled back lending activities and sold businesses to respond to a significant reduction in net revenues and capital due to the economic slowdown and the related deterioration of credit quality of its loan portfolio. Accordingly, salaries and benefits continued to trend lower as the Company reduced staff through lay-offs and hiring freezes, and reduced the benefits, and bonuses for employees. Net occupancy expense also declined in the first eight months of 2010, from 2009, as the Company consolidated locations to reduce overall expenses.

In the second quarter of 2009, Management concluded that the entire balance of goodwill for all reporting units was impaired and recorded a $128.7 million impairment charge. The impairment of goodwill occurred due to the increasingly uncertain economic environment, significant continued decline in the Company’s market capitalization, and continued elevated credit losses. Additional information regarding the determination to impair the Company’s goodwill is in Note 9, “Goodwill and Intangible Assets” of the Consolidated Financial Statements.

Other Noninterest Expense

The table below summarizes the significant items included in other noninterest expense from continuing operations.

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Other Expense:
Professional services	$14,472	$4,633	$10,782	$22,882
Regulatory assessments	11,962	6,305	13,094	18,988
Other intangible expense	8,580	2,982	621	1,184
Software expense	7,361	3,876	8,660	15,383
Customer deposit service and support	6,777	2,344	4,961	8,271
Furniture, fixtures and equipment, net	4,954	1,344	3,488	7,147
Acceleration of discount on redemption of subordinated debt	4,741	—	—	—
Loan servicing expense	4,343	1,970	2,369	5,526
Earnout liability	3,917	—	—	—
Supplies and postage	3,747	1,344	2,740	5,135
Telephone and data	3,058	889	2,288	4,380
Marketing	2,785	1,181	1,349	3,096
Other real estate owned expense	2,402	1,566	2,643	1,884
FHLB advance prepayment penalties	—	—	864	3,798
LIHTCP impairment	—	—	—	8,958
Ford investment transaction expense	—	—	13,063	—
Reserve for off-balance sheet commitments	(2,847)	32	1,886	8,245
Other	6,254	1,579	6,845	7,212

Total	$82,506	$30,045	$75,653	$122,089

Successor Company

Other noninterest expense decreased when comparing the twelve months ended December 31, 2011 to the annualized four months ended December 31, 2010. This decrease is mostly attributable to a decrease in regulatory assessments due to the Bank’s improved financial condition. Also contributing to the decrease in other noninterest expense was a reduction in the reserve for off-balance sheet commitments related to a decrease in unfunded loan commitments, reduced loan servicing expense, telephone and data expense and OREO expense. These decreases were offset by a one-time, non-cash charge of $4.7 million related to the early redemption of $35.0 million of subordinated debt and a $3.9 million increase in the estimated earnout liability associated with the final payments for the purchase of the Bank’s two registered investment advisors.

PROVISION FOR INCOME TAXES

The benefit for income taxes were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Total tax benefit on continuing operations	$(474)	$—	$(4,741)	$(18,823)

Successor Company

As required by GAAP, the Company uses the asset and liability method for reporting its income tax provision expense or benefit. Under this method, income tax expense is recorded for events that increase the Company’s tax liabilities and benefit is recorded for events that decrease them. The primary impact for income tax expense is the Company’s annual taxable income or loss. There are also items within income and expense that, due to tax regulations, are recognized in different periods for tax return purposes than for financial reporting purposes. These items, which are defined in terms of assets or liabilities having different bases for income tax and financial reporting, represent “temporary differences.” The Company is required to provide in its financial statements for the eventual liability or deduction in its tax return for these temporary differences until the item of income or expense has been recognized for financial reporting and for taxes resulting in the basis being the same for both. The provision is recorded in the form of deferred tax expense or benefit as the temporary basis differences arise, with the accumulated amount recognized as a deferred tax liability or asset. Deferred tax assets represent future deductions in the Company’s income tax return, while deferred tax liabilities represent future payments to tax authorities.

The most significant deferred tax asset relates to the valuation of loans and the ALLL. For tax purposes, the purchase accounting valuation adjustment is not recognized. Also, since the loan loss provision expense is deductible for income taxes only to the extent a bank has actually had to charge-off its loans, most banks have significant deferred tax assets. There is a lower basis in loans for financial reporting because the basis of the loans has effectively been partially written down by the amount of the provision expense. If a loan is charged-off, the income tax basis will be lowered to equal the financial reporting basis and a tax deduction will be taken. If the loan is instead repaid, the basis for financial reporting will be written up to the income tax basis through a reduction in provision for loan losses and the deferred tax asset will be reduced because there will not be future tax deductions for a loss.

As a result of the Investment Transaction, the Company incurred an ownership change under Section 382 of the Internal Revenue Code. The ownership change may limit the amount of certain items of the net deferred tax asset including net operating losses and credit carryforwards.

Management’s determination of the realization of net deferred tax assets is based upon Management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company currently has a valuation allowance of $248.3 million against net deferred tax assets of $249.8 million (excluding the deferred tax liability related to the indefinite-lived trade name intangible of $5.2 million). Management continues to assess the impact of the Company’s performance and the economic climate on the realizability of its deferred tax asset on a quarterly basis. The amount of deferred tax assets considered realizable is subject to adjustment in future periods. Management will continue to monitor all available evidence related to the Company’s ability to utilize its deferred tax assets. The income tax expense or benefit in future periods will be reduced or increased to the extent of offsetting decreases or increases to the deferred tax asset valuation allowance.

The $474,000 tax benefit for the twelve months ended December 31, 2011, primarily consists of; (1) a current state tax expense of $1.6 million related to the pre-tax income of $70.0 million offset by a release of the valuation allowance of $1.5 million, and (2) a tax benefit of $604,000 for favorable settlements with state tax authorities concerning prior amended tax returns and carryback claims.

Predecessor Company

In the second quarter of 2009, the Company determined that the only tax benefits that were more likely-than-not to be realized were those that could be carried back against the income taxes paid for prior years. Consequently, at June 30, 2009, a valuation allowance was established through a noncash charge offsetting the entire net deferred tax asset, the realization of which was not assured through a carryback of losses against taxes already paid. The $18.8 million tax benefit for the twelve months ended December 31, 2009, primarily consist of; (1) a tax benefit of $159.1 million related to the pre-tax loss of $475.4 million offset by a valuation allowance of $133.6 million, (2) the creation of a valuation allowance of $10.8 million relating to existing deferred balances and (3) a tax benefit of $4.1 million for amended tax returns filed for tax years 2005 through 2007.

The Company still had a valuation allowance substantially offsetting its deferred tax assets, but the deferred tax asset decreased in the eight months ended August 31, 2010. One component of the deferred tax asset is the temporary difference related to unrealized gains and losses on AFS securities. As disclosed in Note 4, “Investment Securities” of the Consolidated Financial Statements, as interest rates decreased during 2010, unrealized gains increased and unrealized losses decreased. The tax effect of these changes is to increase the deferred tax liability or decrease the deferred tax asset. With these changes the valuation allowance needed to be reduced so as not to exceed the net deferred tax asset related to the AFS securities. This reduction of the valuation allowance was recorded through the income tax benefit for the eight months ended August 31, 2010. There was also an adjustment to the deferred tax asset and valuation allowance as the Company changed its estimate of the amount of past taxes it could claim through carryback.

For additional information related to the Company’s provision for income taxes, refer to Note 11, “Deferred Tax Asset and Tax Provision” of the Consolidated Financial Statements and the discussion of income taxes and deferred tax assets in the “Critical Accounting Policies” section of this Form 10-K.

BALANCE SHEET ANALYSIS

CASH AND CASH EQUIVALENTS

Successor Company

The Company’s cash and cash equivalents decreased by $273.1 million or 55.1% since December 31, 2010, to $222.7 million at December 31, 2011. The decrease in cash and cash equivalents was primarily due to the purchase of $315.0 million of loans, the purchase of $549.0 million of investment securities, and the repayment of $53.0 million of long term subordinated debt during the twelve months ended December 31, 2011. These were offset by $365.8 million from the sale, call, maturity, and principle pay-downs of investment securities, a decrease of deposits of $289.7 million due to the maturity of high interest rate client and broker CDs, and by a payment from the Internal Revenue Service (“IRS”) of $50.1 million for a tax receivable related to the re-filing of previous years tax returns.

INVESTMENT SECURITIES

The Company’s security portfolio is utilized as collateral for borrowings, required collateral for public agencies and trust clients deposits, CRA support, and to manage liquidity, capital and interest rate risk.

At December 31, 2011, 2010, and 2009, the Company held the following investment securities.

	Successor Company		Predecessor Company
	December 31,	December 31,	December 31,
(dollars in thousands)	2011	2010	2009
Trading:
Mortgage-backed securities	$—	$—	$5,403

Total trading securities	—	—	5,403

Available for sale:
U.S. Treasury securities	—	—	11,432
U.S. Agency securities	114,906	268,443	607,930
Mortgage-backed securities	237,044	197,912	169,058
Collateralized mortgage obligations	938,964	608,425	113,934
Asset-backed securities	—	1,754	1,271
State and municipal securities	212,511	201,566	250,062

Total available for sale securities	1,503,425	1,278,100	1,153,687

Total securities	$1,503,425	$1,278,100	$1,159,090

Successor Company

Trading securities

In the revaluation conducted for the Investment Transaction, the Company eliminated the trading portfolio, since there were no immediate plans to sell these securities. Because trading securities are always carried at their fair value with any offsetting changes recorded already to income, no purchase adjustment was necessary in the revaluation.

Available for sale securities

The balance of AFS securities was $1.50 billion and $1.28 billion at December 31, 2011, and December 31, 2010, respectively. The increase of $225.3 million is attributable primarily to the purchase of $477.6 million of Collateralized Mortgage Obligation (“CMO”) securities, offset by $161.9 million of principal payments on CMO securities, and the maturity of $90.0 million of U.S. Agency securities.

The table below summarizes the maturity distribution of the securities portfolio at December 31, 2011.

	Successor Company
	December 31, 2011
	One year or less	After one year to five years	After five years to ten years	After ten years	Total
	(dollars in thousands)
Maturity distribution:
Available for sale:
U.S. Agency securities	$76,241	$38,665	$—	$—	$114,906
Mortgage-backed securities and collateralized mortgage obligations	2,286	1,011,235	145,526	16,961	1,176,008
State and municipal securities	5,366	22,479	49,224	135,442	212,511

Total securities	$83,893	$1,072,379	$194,750	$152,403	$1,503,425

Weighted average yield:
Available for sale:
U.S. Agency securities	0.81%	0.96%	—	—	0.86%
Mortgage-backed securities and collateralized mortgage obligations	1.13%	1.73%	2.84%	3.14%	1.89%
State and municipal securities	1.39%	2.00%	3.74%	4.65%	4.08%

Overall weighted average	0.86%	1.71%	3.07%	4.48%	2.12%

The timing of the payments for MBS and CMO securities in the above table is based on the contractual terms of the underlying loans adjusted for estimated prepayments. Issuers of certain investment securities have retained the right to call these securities before contractual maturity.

For additional information on impairment of investment securities and credit ratings of investment securities refer to Note 4, “Investment Securities” of the Consolidated Financial Statements.

LOAN PORTFOLIO

The Company offers a full range of lending products and banking services to households, professionals, and businesses, including commercial and residential real estate loans, commercial and industrial loans, and consumer loans. All assets, income, and expenses related to these activities are reported in the Commercial & Community Banking operating segment.

The table below summarizes the distribution of the carrying value of the Company’s loans held for investment:

	Successor Company		Predecessor Company
(dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Real estate:
Residential—1 to 4 family	$1,040,126	$897,478	$1,097,172	$1,267,818	$1,257,306
Multifamily	344,643	254,511	275,069	273,644	278,935
Commercial	1,588,852	1,745,589	2,018,039	2,126,654	1,727,138
Construction and land	185,400	234,837	501,934	670,834	758,041
Revolving—1 to 4 family	249,857	280,753	360,113	328,325	268,763
Commercial loans	189,226	266,702	726,225	871,761	873,292
Consumer loans	49,977	60,713	113,008	144,216	155,288
Other loans	12,880	20,934	74,871	81,604	40,392

Total loans held for investment	$3,660,961	$3,761,517	$5,166,431	$5,764,856	$5,359,155

Percent of loans to total loans
Real estate:
Residential—1 to 4 family	28.4%	23.9%	21.2%	22.0%	23.5%
Multifamily	9.4%	6.8%	5.3%	4.7%	5.2%
Commercial	43.4%	46.3%	39.1%	36.9%	32.2%
Construction and land	5.1%	6.2%	9.7%	11.6%	14.1%
Revolving—1 to 4 family	6.8%	7.5%	7.0%	5.7%	5.0%
Commercial loans	5.2%	7.1%	14.1%	15.2%	16.3%
Consumer loans	1.4%	1.6%	2.2%	2.5%	2.9%
Other loans	0.3%	0.6%	1.4%	1.4%	0.8%

Total loans held for investment	100.0%	100.0%	100.0%	100.0%	100.0%

Successor Company

The loans in the table above include PCI Loan Pools, and loans originated or purchased since the Transaction Date. Included in the PCI Loan Pools are purchase accounting adjustments, as more fully discussed in the Critical Accounting Policies of the MD&A and in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements. At the Transaction Date, all of the loans in the Company’s loan portfolio were aggregated into pools of loans, and recorded at their fair values, which significantly impacted the carrying amounts for the Company’s loans. Additionally, the amounts presented above include deferred loan origination fees and costs, extension fees, and commitment fees.

As described in the Critical Accounting Policies of the MD&A and Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements, the Company has elected an accounting policy based on expected cash flows in the accounting for term loans subsequent to the Transaction Date in accordance with ASC 310-30, and push-down accounting requirements for loan portfolios acquired in a business combination, and such loans are referred herein as “PCI Term Pools.” Some loans that otherwise meet the definition as credit impaired, such as revolving lines of credit, are specifically excluded from the PCI Term Pools as per accounting guidance in ASC 310-30, and are referred to as “PCI Revolving Pools.” PCI term and revolving loans have been pooled based on similar risk characteristics, and are accounted for as a single asset. The accounting for PCI Term and PCI Revolving Pools is significantly different from the accounting for loans originated after the Transaction Date. At December 31, 2011, and 2010, a majority of loans included in “Loans Held for Investment” are PCI Term and PCI Revolving Pools.

To assist the reader with understanding of the PCI Term and PCI Revolving Pools versus the loans originated or purchased after the Transaction Date, the following table provides a summary of the carrying balance and unpaid principal balance of the loans held for investment at December 31, 2011, and 2010.

	Successor Company
	December 31, 2011
	Originated or Purchased Since Transaction Date	PCI Term Pools	PCI Revolving Pools	Total
	(dollars in thousands)
Real estate:
Residential—1 to 4 family	$296,257	$679,282	$64,587	$1,040,126
Multifamily loans	151,417	191,850	1,376	344,643
Commercial	114,307	1,454,837	19,708	1,588,852
Construction	1,793	179,646	3,961	185,400
Revolving—1 to 4 family	3,890	5,949	240,018	249,857
Commercial loans	11,622	56,806	120,798	189,226
Consumer loans	6,404	22,342	21,231	49,977
Other loans	2,335	5,838	4,707	12,880

Total loans held for investment	$588,025	$2,596,550	$476,386	$3,660,961

Total unpaid principal balance	$594,386	$2,841,625	$557,023	$3,993,034

	Successor Company
	December 31, 2010
	Originated After the Transaction Date	PCI Term Pools	PCI Revolving Pools	Total
	(dollars in thousands)
Real estate:
Residential—1 to 4 family	$7,652	$814,770	$75,056	$897,478
Multifamily loans	—	252,379	2,132	254,511
Commercial	—	1,718,029	27,560	1,745,589
Construction	—	227,424	7,413	234,837
Revolving—1 to 4 family	1,237	5,451	274,065	280,753
Commercial loans	2,553	115,799	148,350	266,702
Consumer loans	1,155	34,491	25,067	60,713
Other loans	3,807	9,458	7,669	20,934

Total loans held for investment	$16,404	$3,177,801	$567,312	$3,761,517

Total unpaid principal balance	$16,376	$3,494,683	$668,988	$4,180,047

Successor Company

At December 31, 2011, loans held for investment were $100.6 million lower than that reported at December 31, 2010. The majority of the decline can be attributed to declines in the PCI Term and Revolving Loan Pools, which is primarily reflective of pay-downs and pay-offs within those loan pools. Declines in PCI Loan Pools were offset by a $571.6 million increase in loans originated or purchased after the Transaction Date, of which $315.0 million can be attributed to loan purchases during 2011. For additional information concerning loans the Company purchased during the twelve months ended December 31, 2011, see Note 5, “Loans” of the Consolidated Financial Statements.

Predecessor Company

2009 Compared to 2008

The loan portfolio at December 31, 2009, was $5.17 billion compared to $5.76 billion at December 31, 2008, a decrease of $598.4 million. This decrease was mostly due to the reclassification of loans held for investment to loans held for sale of $170.6 million and charge-offs of $228.3 million. The loan sales were comprised of $77.3 million of residential loans, $87.2 million of commercial real estate loans and $6.1 million of commercial loans. Due to the high concentration of commercial real estate loans, the Company began to reduce its concentrations in commercial real estate loans during 2009.

2008 Compared to 2007

The loan portfolio at December 31, 2008, was $5.76 billion, an increase of $405.7 million from December 31, 2007. A majority of this increase occurred in the commercial real estate loan portfolio which increased $399.5 million during 2008. This increase was partially offset by a decrease in the construction portfolio of $87.2 million. During 2008, the Company sold Small Business Administration (“SBA”) loans for a gain on sale of $1.2 million, residential real estate loans for a gain on sale of $774,000 and various other types of loans in conjunction with the sale of two branches in October 2008.

Discussion regarding the amounts and reasons for charge-offs during the years mentioned above is included in the section below titled “Loan Losses.”

Loan Balances by Maturity

The following table provides a maturity distribution for loans held for investment, and summarizes the balances by interest rate type for each loan category.

	Successor Company
	December 31, 2011
	Due in one year or less	Due after one year to five years	Due after five years	Total
	(dollars in thousands)
Real Estate:
Residential—1 to 4 family
Floating rate	$4,964	$5,852	$332,785	$343,601
Fixed rate	5,450	7,181	683,894	696,525
Multifamily
Floating rate	2,878	24,171	291,549	318,598
Fixed rate	743	11,837	13,465	26,045
Commercial
Floating rate	35,028	508,838	625,013	1,168,879
Fixed rate	43,992	237,960	138,021	419,973
Construction
Floating rate	57,867	40,120	11,756	109,743
Fixed rate	49,375	22,610	3,672	75,657
Revolving—1 to 4 family
Floating rate	13,809	132,582	102,094	248,485
Fixed rate	539	698	135	1,372
Commercial loans
Floating rate	60,514	37,638	62,250	160,402
Fixed rate	6,370	19,678	2,776	28,824
Consumer loans
Floating rate	4,544	1,109	20,054	25,707
Fixed rate	1,111	6,397	16,762	24,270
Other
Floating rate	5,076	2,286	326	7,688
Fixed rate	1,134	2,560	1,498	5,192

Total loans held for investment	$293,394	$1,061,517	$2,306,050	$3,660,961

Of the total for loans held for investment in the above table, 65.1% have some variability in interest rates. Some of the loans reset immediately with a short term index such as LIBOR or Prime, or they may be fixed for a period of time after origination and then reset periodically until maturity.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company has established an ALLL, representing Management’s best estimate of probable credit losses inherent in the loan portfolio as of the date of the balance sheet. The ALLL is increased by charges made to current period earnings and recoveries on previously charged-off loans, and is reduced by charge-offs related to loan balances deemed by Management to be uncollectable.

The table below summarizes the estimated Allowance for Loan and Lease Losses by loan type.

	Successor Company		Predecessor Company
(dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Real estate:
Residential—1 to 4 family	$1,952	$120	$23,523	$16,294	$3,180
Multifamily	783	—	5,867	3,184	890
Commercial	722	—	44,672	22,472	5,368
Construction	20	—	61,506	34,050	3,391
Revolving—1 to 4 family	315	28	22,885	11,111	2,365
Commercial loans	585	206	95,546	40,494	22,567
Consumer loans	327	69	18,853	13,303	7,082
Other loans	824	97	—	—	—

Total allowance	$5,528	$520	$272,852	$140,908	$44,843

Percent of loans to total loans:
Real estate:
Residential—1 to 4 family	28.4%	23.9%	21.2%	22.0%	23.5%
Multifamily	9.4%	6.8%	5.3%	4.7%	5.2%
Commerical	43.3%	46.3%	39.1%	36.9%	32.2%
Construction	5.1%	6.2%	9.7%	11.6%	14.1%
Revolving—1 to 4 family	6.8%	7.5%	7.0%	5.7%	5.0%
Commercial loans	5.2%	7.1%	14.1%	15.2%	16.3%
Consumer loans	1.4%	1.6%	2.2%	2.5%	2.9%
Other loans	0.4%	0.6%	1.4%	1.4%	0.8%

Total allowance	100.0%	100.0%	100.0%	100.0%	100.0%

Successor Company

The ALLL of $5.5 million and $520,000 at December 31, 2011 and 2010, respectively, relate primarily to loans originated and loans purchased since the Transaction Date. During 2011, the Company originated or purchased new loans with an approximate carrying value as of December 31, 2011 of $588.0 million and $4.7 million of the ALLL is attributable to these loans. During 2011, the Company also established an allowance of $867,000 for one PCI Term Pool, which is reflective of the Company’s revised estimate for future cash flows from a pool being below previous expectations. Management performs quarterly assessments of cash flows for PCI Term Pools. To the extent revised estimates for cash flows are below previous expectations, the Company may record additional provisions for loan losses, further increasing the allowance for PCI Term Pools. However, if Management’s periodic assessment indicates there has been a probable and significant increase in the level of expected future cash flows, the Company may record a credit to the provision for loan losses, reducing the allowance for PCI Term Pools to the extent that an allowance was previously established.

The ALLL for new and purchased loans as a percentage of the new and purchased loan portfolio was 0.79% as of December 31, 2011, compared to 3.2% reported as of December 31, 2010. The decrease in this ratio primarily relates to a decline in historical loss rates at December 31, 2011, compared to December 31, 2010, as well as greater diversification across the new and purchased loans portfolio among loan types for which the Company has historically experienced lower loss rates. As of December 31, 2011, a majority of the $588.0 million of new and purchased loans were considered current with only $503,000 reported as 30-89 days past due. No loans within the new and purchased loans portfolio were considered nonperforming at December 31, 2011, and 2010.

As a result of the Investment Transaction and the application of purchase accounting for business combinations, the ALLL of $282.6 million immediately preceding the Investment Transaction for the loans purchased was eliminated. An ALLL for the PCI Loan Pools was not established at the Transaction Date since the loans were recorded at their fair value in accordance with GAAP. The fair value of PCI Loan Pools recorded at the Transaction Date included an estimate for credit losses expected to be incurred over the remaining lives of the pools of loans. For additional information regarding the accounting for ALLL and PCI Term and Revolving Pools, refer to the Critical Accounting Policies within this MD&A and, Note 7, “Allowance for Loan and Lease Losses and Credit Quality” and Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.

Predecessor Company

The ALLL was $272.9 million at December 31, 2009, compared to $140.9 million at December 31, 2008, an increase of $131.9 million. The increase in ALLL was intended to cover the increase in the estimated losses that were inherent in the loan portfolio, but not yet identified. As the recession continued into 2009, Management changed its methodology with respect to how the ALLL was determined in order to better reflect how the continued deterioration of economic conditions was expected to impact the level of losses inherent in the Company’s loan portfolio. The increase in ALLL was also impacted by the higher level of net charge-offs and an escalating level of nonperforming loans during 2009, compared to 2008. Net charge-offs are discussed below in the section “Loan Losses.” The increase in the ALLL of $96.1 million at December 31, 2008, compared to 2007, was also primarily attributable to the deteriorating economic environment as the country entered a recession in 2008.

ALLL Model Methodology

Successor Company

The Company has continued to use the ALLL methodology used by the Predecessor Company prior to the Investment Transaction. The ALLL model uses both quantitative and qualitative factors to determine the estimate of the ALLL. Quantitative factors are based primarily on historical credit losses for each portfolio of similar loans over a time horizon or “look-back” period. The Company generally uses historical credit losses over the past six quarters as a basis for its quantitative factors.

Qualitative factors are generally used to increase historical loss rates based on the Company’s estimate of the losses inherent in the outstanding loan portfolio that are not fully captured by the quantitative factors alone. Qualitative factors taken into consideration in the ALLL model are: concentrations of types of loans, loan growth, control environment, delinquency and classified loan trends, Management and staffing experience and turnover, economic conditions, results of independent loan reviews, underlying collateral values, competition, regulatory, legal issues, structured finance and syndicated national credits, and other factors. These qualitative factors are applied as adjustments to the historical loss rates when Management believes they are necessary to better reflect current conditions.

Predecessor Company

The Company used both quantitative and qualitative factors when determining the level of estimated ALLL. Quantitative factors are based primarily on historical credit losses for each portfolio of similar loans over a “look-back” period. The Company used historical credit losses over the past six quarters as a basis for its quantitative factors. A change in the ALLL methodology occurred in the second quarter of 2009 when Management shortened the timeframe utilized for estimating historical loss rates from the last seven years to the most recent six quarters in its ALLL calculation. The intent in changing the methodology of the ALLL calculation was to better capture current risk conditions which had precipitously deteriorated starting in 2008. The shorter time frame, coupled with less reliance on qualitative factors, was determined to be more responsive to the increasing risk seen in economic conditions and rapidly deteriorating real estate collateral values. The change in methodology in the second quarter of 2009 caused a one-time increase of $113.7 million in the ALLL through a charge to the provision for loan losses. The shortened timeframe placed more weight in the estimation process on the recent quarters in which the Bank had experienced the highest historical losses in its history. In addition to changing the “look-back” period, the Bank had also increased the ALLL in response to increases in impaired loans and delinquent loans. The increase in impaired loans was due to declines in collateral values which required balances of individual impaired loans to be charged-off to the fair value of the collateral. This increased the historical loss rates, which in turn impacted the estimate of losses not yet identified. At December 31, 2009, 2008 and 2007, the Bank had $277.2 million, $157.4 million and $54.2 million of impaired loans, respectively. These impaired loans had specific ALLL reserves of $17.5 million, $17.8 million and $3.9 million at December 31, 2009, 2008 and 2007, respectively.

The ALLL model places added emphasis on the qualitative factor, “concentration of types of loans.” Management monitors concentration risks and target concentration ratios for 14 different loan types. An increase in the concentration of loans could require that additional reserves be established to address concentration risk.

The ALLL model also placed particular emphasis on the qualitative factor “underlying loan collateral.” To the extent that collateral values are declining on an accelerated basis, this qualitative factor could be increased. If the inverse were to occur to collateral values, the qualitative factor could be decreased. The determination of changes to this qualitative factor is made through the loan appraisal process as follows:

1.

Collateral value deterioration is monitored based on market conditions utilizing third party data and data derived from appraisal operations. Management utilizes a quarterly report to determine when a reappraisal of the collateral is necessary during the loan review process. The appraisals for collateral in a deteriorating market are examined for existing validity to determine if revaluation is necessary. Trend monitoring is provided, analyzed and reported by the Bank’s real estate advisory services department to the Board of Director’s Loan Committee.

2.

Portfolio reappraisal screening is based on identifying categories of collateral that represent an elevated risk and performing reappraisals of those properties secured by collateral of these types en masse. A phased approach is undertaken to minimize the impact to the Bank’s operations, but still provide updated information for better risk management practices centered on the transactions representing the greatest risk. Further, as subsequent transactions occur for existing loans, a methodology is employed that covers not only the target property, but other surrounding properties that are collateral for other loans and that may be exposed to similar risk characteristics.

Reserve for Off-Balance Sheet Commitments

In addition to the exposure to credit losses from outstanding loans, the Company is also exposed to credit losses from certain off-balance sheet commitments such as unused commitments from revolving lines of credit, letters of credit and interest rate swaps to the extent these commitments are funded. Because the available funds have not yet been disbursed on these commitments the estimated losses are not included in the calculation of ALLL. The reserve for off-balance sheet commitments is an estimated loss contingency which is included in other liabilities on the Consolidated Balance Sheets. The adjustments to the reserve for off-balance sheet commitments are reported as a component of noninterest expense. This reserve is for estimated losses that may occur when the Company is contractually obligated to fund these instruments and must seek repayment from a party that may not be as financially sound in the current period as it was when the commitment was originally made.

As with its outstanding loans, the Company applies the same historical loss rates and qualitative factors to off-balance sheet lending commitments in determining an estimate of losses inherent in off-balance sheet contractual obligations, adjusted for an estimated commitment usage factor.

The table below summarizes the reserve for off-balance sheet commitments.

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010

Beginning balance	$19,032	$19,000	$16,259
(Reductions)/additions, net	(2,848)	32	2,741

Balance	$16,184	$19,032	$19,000

	Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007

Beginning balance	$8,014	$1,107	$1,448
Additions/(reductions), net	8,245	6,907	(341)

Balance	$16,259	$8,014	$1,107

Successor Company

The reserve for off-balance sheet commitments was $16.1 million and $19.0 million at December 31, 2011, and 2010, respectively. The reserve for off-balance sheet commitments relates to new loan originations following the Transaction Date, as well as existing commitments to lend related to certain PCI Loan Pools. During the year ended December 31, 2011, the Company reduced the reserve for off-balance sheet commitments, through a credit to noninterest expense, by $2.8 million. The reduction was related to a decline in the balance of PCI Revolving Pools that have revolving privileges.

During the four months ended December 31, 2010, the Company recorded a provision for unfunded commitments, through a charge to noninterest expense, of $32,000, related to loans originated with unfunded loan commitments during the period following the Transaction Date. The Successor Company adopted the same methodology for the reserve for off-balance sheet commitments that the Predecessor Company used.

Predecessor Company

The Company recorded charges to income of $2.7 million and $8.2 million for the eight months ended August 31, 2010, and the twelve months ended December 31, 2009, respectively, to increase the reserve for off-balance sheet commitments due to the continued downturn of the economy, and due to the change in the ALLL methodology in 2009, as described above.

LOAN LOSSES

The table below summarizes the beginning and ending balances of the ALLL and charge-offs and recoveries by loan category for the years presented.

			Predecessor
	Successor Company		Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010

Balance, beginning of year	$520	$282,632	$272,852
Purchase accounting adjustment	—	(282,632)	—

Charge-offs:
Real estate:
Residential—1 to 4 family	—	—	20,154
Multifamily	—	—	1,955
Commercial	—	—	28,780
Construction	300	—	30,594
Revolving—1 to 4 family	—	—	8,048
Commercial loans	25	—	63,780
Leases	—	—	—
Consumer loans	19	—	8,824
Other loans	267	96	5,844

Total charge-offs	611	96	167,979

Recoveries:
Real estate:
Residential—1 to 4 family	—	—	718
Multifamily	—	—	14
Commercial	—	—	324
Construction	—	—	2,483
Revolving—1 to 4 family	—	—	1,129
Commercial loans	—	—	2,967
Leases	—	—	—
Consumer loans	1	—	1,938
Other loans	63	26	240

Total recoveries	64	26	9,813
Net charge-offs	547	70	158,166
Adjustments from loan sales and acquisitions	—	—	(3,637)
Provision for loan and lease losses	5,555	590	171,583

Balance, end of year	$5,528	$520	$282,632

(continued on next page)

	Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007

Balance, beginning of year	$140,908	$44,843	$64,669
Purchase accounting adjustment	—	—	—
Charge-offs:
Real estate:
Residential—1 to 4 family	34,952	12,360	375
Multifamily	1,566	740	—
Commercial	8,701	10,678	—
Construction	98,792	49,355	25
Revolving—1 to 4 family	9,857	4,317	1,020
Commercial loans	55,644	21,935	4,908
Leases	—	21	6,354
Consumer loans	10,130	7,176	14,243
Other loans	8,619	791	765

Total charge-offs	228,261	107,373	27,690

Recoveries:
Real estate:
Residential—1 to 4 family	2,343	1,106	—
Multifamily	324	—	—
Commercial	1,131	885	489
Construction	809	59	—
Revolving—1 to 4 family	226	92	5
Commercial loans	1,224	2,153	1,203
Leases	—	—	1,232
Consumer loans	3,247	3,281	4,075
Other loans	133	115	169

Total recoveries	9,437	7,691	7,173
Net charge-offs	218,824	99,682	20,517
Adjustments from loan sales and acquisitions	(1,630)	(820)	(20,623)
Provision for loan and lease losses	352,398	196,567	21,314

Balance, end of year	$272,852	$140,908	$44,843

Successor Company

Net charge-offs significantly declined following the fair valuation of the loan portfolio at the Transaction Date. Charge-offs recorded during the twelve months ended December 31, 2011, and the four months ended December 31, 2010, relate primarily to loans that were originated subsequent to the Transaction Date.

The Company’s policy for the accounting for PCI Term Pools is based on expectations of future cash flows, and as a result the Company only records losses to the extent that projections for future cash flows are lower than the Company’s previous expectations. The Company establishes an allowance for estimated losses on PCI Term Pools, and records charges against the allowance to the extent the carrying balance for those pools are no longer deemed collectable. For the year ended December 31, 2011, charge-offs related to PCI Term Pools totaled $300,000, and can be attributed to one pool in which Management believed a portion of that pool’s carrying value was no longer collectable. The Company did not record any losses on PCI Loan Pools during the four months ended December 31, 2010.

Predecessor Company

During the first eight months of 2010, net charge-offs were $158.2 million. A majority of these charge-offs were in the commercial real estate and construction and land loan portfolio which began to experience higher levels of net charge-offs due to declines in underlying collateral values. The Company increased the ALLL in response to the decline in collateral values. In addition, during 2010, some of the impaired loans for which the Company had been utilizing a discounted cash flow approach in the valuation of impairment in prior periods, were re-assessed using the value of the underlying collateral due to the reliance on the sale of collateral for repayment of the loan. These write downs to the underlying collateral value account for a significant amount of the increase in charge-offs in the commercial loan portfolio. This change in approach required additional charge-offs in order to carry certain loans at the estimated value of their underlying collateral.

Net charge-offs were $218.8 million for the year ended December 31, 2009, an increase of $119.1 million compared to the year ended December 31, 2008. The increase in net charge-offs was primarily driven by the downturn in the economy during 2009. This economic downturn further reduced collateral values and caused businesses to reduce their workforce or close operations, contributing to rising unemployment, which made it difficult for many clients to repay their obligations to the Bank. Declining collateral values also resulted in further impairment of loans which increased the charge-offs during 2009. Most of this increase in net charge-offs occurred within the construction, residential and commercial loan portfolios and accounted for $185.0 million of the net charge-offs during 2009.

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

When a loan is placed in a nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the status is changed. Subsequent payments received from the client are applied to principal and no further interest income is recognized until the principal has been made current or until circumstances have changed such that payments are again consistently received as contractually required. In the case of commercial clients, the pattern of payment must also be accompanied by a positive change in the financial condition of the borrower.

A loan may be restructured when the Bank determines that a borrower’s financial condition has deteriorated, but still has the ability to repay the loan. A loan is considered to be TDR when the original terms have been modified in favor of the borrower such that either principal or interest has been forgiven, contractual payments are deferred, or the interest rate is below a market rate. Once a loan has been restructured for a client, the Bank considers the loan to be nonaccrual for a minimum of six months. Once the borrower has made their payments as contractually required for six months, the loan is reviewed and a determination is made whether the loan can begin to accrue interest. The Company participated in U.S. Treasury’s Home Affordable Modification Program (“HAMP”), but does not have any covered loans through a loss sharing agreement with the FDIC.

Other Real Estate Owned

Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called “OREO”. OREO is originally recorded in the Company’s financial records at the fair value of the property, less estimated costs to sell. If the outstanding balance of the loan is greater than the fair value of the OREO at the time of foreclosure, the difference is charged-off against the ALLL.

Once the collateral is foreclosed on and the property becomes an OREO, Management periodically obtains valuations to determine if further valuation adjustments are required. OREOs are carried at fair value less the estimated costs to sell. If there is a decrease in the fair value of the property on the valuation date, the decrease in value is charged to noninterest income as a valuation adjustment. During the time the property is held, all related operating and maintenance costs are expensed as incurred. All income produced from OREOs is included in noninterest income. All gains and losses on sale of OREOs is recorded in noninterest income within the other income line item of the financial statements.

The table below summarizes the Company’s nonaccrual, past due loans, TDRs and OREO for the last five years.

	Successor Company		Predecessor Company
(dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Nonaccrual loans:
Real estate:
Residential—1 to 4 family	$2,896	$1,696	$37,889	$27,974	$4,540
Multifamily	—	—	8,295	1,724	—
Commercial	426	469	48,442	16,640	3,494
Construction	320	—	136,309	107,150	37,522
Revolving—1 to 4 family	6,842	5,161	4,256	3,713	2,156
Commercial loans	5,275	5,716	51,265	19,017	22,606
Consumer loans	155	214	4,561	2,983	1,551
Other loans	481	945	98	7,409	317

Total nonaccrual loans	16,395	14,201	291,115	186,610	72,186

Loans past due 90 days or more and still accruing:
Real estate:
Residential—1 to 4 family	—	—	6	2,751	—
Commercial	—	375	9,182	7,740	—
Construction	—	255	320	1,811	—
Commercial loans	—	6,945	4,783	893	130
Consumer loans	—	—	3,241	705	—
Other loans	—	335	—	145	1,001

Loans past due 90 days or more and still accruing	—	7,910	17,532	14,045	1,131

Troubled debt restructured loans:
Real estate:
Residential—1 to 4 family	732	—	18,593	1,376	—
Commercial	—	—	32,145	1,452	—
Construction	—	—	22,406	28,250	—
Revolving—1 to 4 family	—	—	192	—	—
Commercial loans	305	—	15,493	2,659	—
Consumer loans	—	—	206	—	—
Other loans	—	—	94	—	—

Total troubled debt restructured loans	1,037	—	89,129	33,737	—

Total nonperforming loans	17,432	22,111	397,776	234,392	73,317

OREO:
Real estate:
Residential—1 to 4 family	12,941	12,254	4,657	—	447
Multifamily	1,440	444	494	—	—
Commercial	8,582	5,816	7,177	3,217	2,910
Construction	29,339	21,743	26,002	2,929	—
Revolving—1 to 4 family	—	282	123	412	—
Commercial loans	—	228	810	542	—

Total OREO	52,302	40,767	39,263	7,100	3,357

Total nonperforming assets	$69,734	$62,878	$437,039	$241,492	$76,674

Successor Company

Nonperforming Loans

At December 31, 2011, and 2010, there were $17.6 million and $22.1 million of nonperforming loans. These nonperforming loans are from the PCI Revolving Pools. The reporting for nonperforming loans was significantly impacted by the purchase accounting adjustments and the application of ASC 310-30 for PCI Term Pools. The accounting for PCI Term Pools and PCI Revolving Pools is described in Note 1, “Summary of Significant Accounting Policies” and Note 6, “Purchased Credit Impaired Pools” of the Consolidated Financial Statements. At the Transaction Date, all loans were written down to their fair value. Therefore, no loans recorded as of the Transaction Date are classified as nonaccrual or TDRs except for loans which are in the PCI Revolving Pools that are accounted for in accordance with ASC 310-20. At December 31, 2011, and 2010, there were no loans which had been originated after the Transaction Date which are considered to be nonperforming.

If interest due on nonaccrual and TDRs had been accrued under the original terms of the loans, $1.3 million would have been recorded as interest income during the twelve months ended December 31, 2011. Interest income recognized on nonaccrual loans and TDRs during the twelve months ended December 31, 2011, was $287,000.

OREO

The balance of OREO as of December 31, 2011, was $52.3 million, an increase from December 31, 2010, of $11.5 million. This is the result of the addition of $63.5 million of OREO properties, sales of $45.4 million and an increase in the valuation allowance of $6.6 million.

Predecessor Company

Nonperforming Loans

At December 31, 2009, there were $291.1 million of nonaccrual loans, an increase in nonaccrual loans of $104.5 million since December 31, 2008. This increase was a result of the continued downturn of the economy as discussed in the ALLL section above. The increase in nonaccrual loans was mostly from the commercial real estate loan portfolio of $50.2 million, commercial loan portfolio of $36.7 million, and residential real estate loan portfolio of $12.6 million since December 31, 2008.

The increase in nonaccrual loans of $114.4 million, when comparing the balance from December 31, 2007, to December 31, 2008, was mostly attributed to the economic downturn that started during the latter part of 2008. Of this increase, $63.9 million was associated with the construction loan portfolio, $18.8 million was related to the commercial real estate loan portfolio and $14.6 million was related to residential real estate loan portfolio.

The Company had TDRs of $89.1 million at December 31, 2009, compared to $33.7 million at December 31, 2008. The economic downturn also contributed to the increase in TDRs. At December 31, 2009, there were TDRs in all of the loan portfolios as the Bank worked with its clients to modify their loan or loan terms so that they could be current with their loan payments. At December 31, 2009, the largest increase in TDRs were in the commercial real estate loan portfolio which increased by $36.5 million since December 31, 2008. There was also an increase in TDRs in the commercial and residential real estate loan portfolios which was offset by a decrease in TDRs in the construction loan portfolio due to charge-offs. At December 31, 2008, the construction loan portfolio accounted for $28.3 million of the TDRs which was a majority of the total TDRs.

OREO

During the eight months ended August 31, 2010, a substantial number of new properties were added to OREO through foreclosure. These were primarily commercial real estate and construction and land properties. OREO was $39.3 million at December 31, 2009, an increase of $32.2 million from a year earlier. The increase in OREO in 2009 occurred primarily in the construction and commercial real estate loan portfolios. During 2009, the Bank sold $16.3 million of OREO properties at a loss of $1.1 million.

IMPAIRED LOANS

A loan is identified as impaired when based on current information and events, it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Generally, impaired loans are classified as nonaccrual. However, there are some loans that are deemed impaired, because of doubt regarding collectability of interest and principal in accordance with the contractual terms of the loan, but are both fully secured by collateral and are current with interest and principal payments. These impaired loans may not be classified as nonaccrual. After Management determines a loan is impaired, it obtains the fair value of the collateral securing the loan, if the loan is deemed collateral dependent, or an observable market price for the loan, to measure the extent to which the loan is impaired. If the loan is not deemed collateral dependent or an observable market price for the loan cannot be obtained, Management measures impairment based on expectations of future cash flows from the loan, discounted at the loan’s effective interest rate. If the fair value of the collateral, an observable market price, or estimates for discounted future cash flows from a loan is less than the Company’s recorded investment in the loan, a valuation allowance is established through a charge to provision for loan losses.

Impaired loans purchased as part of the Investment Transaction are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” using an accounting policy based on expected cash flows, and are therefore not given recognition in the financial statements as individually impaired loans. These loans are also referred to as PCI Term Pools. Should the Company determine that it can no longer reasonably estimate the amount and timing of future cash flows from such loan pools the Company would cease accretion on these loan pools.

Impaired loans that are revolving in nature, acquired as part of the Investment Transaction, have certain attributes that meet the definition of a PCI loan, but are specifically excluded from the scope of ASC 310-30. Such loans, referred to as PCI Revolving Pools, are no longer considered impaired loans because the loans were recorded at fair value on the Transaction Date in accordance with ASC 310-20 and an estimate of future credit losses was included in the purchase discount recorded for those loan pools. However, since loans from the PCI Revolving Pools are specifically excluded from the accounting for PCI loans under ASC 310-30, the Company is required under current accounting guidance to include the underlying loans in the PCI Revolving Pools within its credit quality disclosures for impaired loans. Therefore, impaired loan credit quality disclosures, including those related to nonaccruing loans and TDRs, include loans from the PCI Revolving Pools.

Successor Company

At December 31, 2011, the Company had impaired loans of $1.0 million all of which were from PCI Revolving Pools. The Company had no impaired loans as of December 31, 2010.

GOODWILL AND OTHER INTANGIBLE ASSETS

Successor Company

Goodwill and other intangible assets were recorded as a result of the Investment Transaction as disclosed in Note 2, “Business Combination – Investment Transaction” of the Consolidated Financial Statements of this Form 10-K. At December 31, 2011, goodwill and other intangible assets is comprised of the following items:

Successor Company
December 31,
2011
(dollars in thousands)
Goodwill	$26,550
Core deposit intangible	31,040
Customer relationship intangible	16,724
Trade name intangible	12,471
Mortgage and other loan servicing rights	2,378
Other	92

Total	$89,255

During the third quarter of 2011, the Company completed the annual goodwill impairment testing and no impairment was recognized. At December 31, 2011, and 2010, the Company did not have a “triggering event” or any significant adverse events which would have led Management to believe that goodwill might have become impaired. Intangible assets are amortized over their estimated lives. For additional information regarding goodwill and other intangible assets refer to Note 9, “Goodwill and Intangible Assets” of the Consolidated Financial Statements.

FHLB STOCK AND OTHER INVESTMENTS

As explained in Note 1, “Summary of Significant Accounting Policies,” the Company is required to hold FHLB and Reserve Bank stock to maintain its credit lines with these institutions. The balance of FHLB stock and other investments declined $7.9 million from December 31, 2010, to $76.4 million at December 31, 2011, primarily due to the Company’s repurchases of FHLB and Reserve Bank stock which were held by the Bank in excess of the required amount to support its permitted credit line.

OTHER ASSETS

Included within other assets are OREO, bank-owned life insurance (“BOLI”), and LIHTCPs.

Successor Company

The Company had OREO of $52.3 million and $40.8 million as of December 31, 2011, and 2010, respectively. For additional information regarding OREO, refer to the section above, OREO in the “Nonperforming Assets” section of this MD&A. The Company had BOLI of $101.2 million at December 31, 2011, and $98.3 million at December 31, 2010. The increase in BOLI is attributed to increased cash surrender value of the insurance policies. The Company’s investments in LIHTCPs were $10.0 million at December 31, 2011, and $37.8 million at December 31, 2010. The decrease in LIHTCPs were from the sale of several of the Bank’s investments in these partnerships during 2011.

DEPOSITS

The average balance of deposits by category and the average effective interest rates paid on deposits is summarized in the table below.

	Successor Company				Predecessor Company
	For the Twelve Months Ended December 31, 2011		For the Four Months Ended December 31, 2010		For the Eight Months Ended August 31, 2010		For the Twelve Months Ended December 31, 2009
(dollars in thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate

NOW accounts	$921,858	0.18%	$918,413	0.21%	$946,077	0.27%	$1,036,354	0.58%
Money market deposit accounts	346,603	0.48%	289,566	0.59%	282,719	0.80%	446,690	1.10%
Savings accounts	491,451	0.36%	397,456	0.46%	362,836	0.58%	366,001	0.78%
Time certificates of deposit for $100,000 or more	921,336	1.23%	1,205,339	0.62%	1,251,225	2.70%	1,582,469	2.64%
Time certificates of deposit for less than $100,000	891,207	1.00%	1,174,633	0.62%	1,454,818	2.00%	998,131	2.82%

Total interest bearing deposits	3,572,455	0.71%	3,985,407	0.51%	4,297,675	1.63%	4,429,645	1.89%
Demand deposits	1,101,214		1,112,943		1,020,775		1,003,647

Total deposits	$4,673,669		$5,098,350		$5,318,450		$5,433,292

Successor Company

The Bank had average deposits of $4.67 billion and $5.10 billion for the twelve months ended December 31, 2011, and the four months ended December 31, 2010, respectively. The decrease in deposits is primarily due to the maturity of high rate brokered and client time deposits that matured and were not renewed. This decrease was offset by an increase in the average balance of savings, money market and Negotiable Order of Withdrawal (“NOW”) accounts. Included in the balance of deposits is the remaining purchase accounting adjustment; a $5.5 million premium at December 31, 2011, resulting from the Investment Transaction which fair valued the time CDs with a $24.7 million premium due to the difference in time deposit interest rates to market rates on the Transaction Date. The amortization of the premium reduces interest expense over the estimated life of the time CDs.

Predecessor Company

Deposits had an average balance of $5.32 billion at August 31, 2010. The decrease is mostly attributed to the maturity of brokered CDs which decreased $390.9 million since December 31, 2009. The Bank was able to offset these maturities with an increase in retail CDs.

Certificates of Deposit of $100,000 or More

The table below discloses the distribution of maturities of CDs or time deposits of $100,000 or more at December 31, 2011, 2010, and 2009.

			Predecessor
	Successor Company		Company
(dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Three months or less	$130,754	$233,955	$316,414
Over three months through six months	117,809	245,399	252,144
Over six months through one year	262,489	299,765	774,805
Over one year	321,133	268,750	150,840

	$832,185	$1,047,869	$1,494,203

OTHER BORROWINGS

Successor Company

Other borrowings decreased $54.5 million, or 45.0% since December 31, 2010, to $66.5 million as of December 31, 2011. This decrease was primarily due to the maturity of $18.0 million of subordinated debt during the third quarter of 2011, and the early redemption of $35.0 million of subordinated debt in December 2011.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into a number of transactions, agreements, or other contractual arrangements whereby it has obligations that must be settled by cash or contingent obligations in the event certain specified conditions occur. The table below lists the Company’s contractual obligations.

	Successor Company
	December 31, 2011
	Total	Less than one year	One to three years	Three to five years	More than five years
	(dollars in thousands)
Deposits	$4,611,497	$4,098,943	$277,284	$234,257	$1,013
Repurchase Agreements	300,206	206	25,000	75,000	200,000
Operating lease obligations	90,125	11,838	20,473	13,600	44,214
Capital lease obligations	30,625	794	1,831	2,025	25,975
Subordinated debt issued by the Company	69,426	—	—	—	69,426
Purchase obligations for service providers	55,242	29,435	15,491	10,316	—
Other	15,209	796	14,413	—	—

Total contractual obligations (1)	$5,172,330	$4,142,012	$354,492	$335,198	$340,628

(1)	Amounts shown exclude purchase accounting adjustments and represent only actual contractual obligations requiring repayment.

Other Commitments and Obligations

In addition to the contractual obligations above, the Bank routinely enters into commitments to extend credit to clients. The same credit practices are used in extending these commitments as in extending loans to the Bank’s clients. These commitments are described in Note 5, “Loans” of the Company’s Consolidated Financial Statements.

Off-Balance Sheet Reserve

As explained in Note 1, “Summary of Significant Accounting Policies” and Note 5, “Loans” of the Consolidated Financial Statements the Company must establish a reserve for off-balance sheet commitments for known or estimated losses relating to letters of credit or other unfunded loan commitments.

The Company has derivative instruments as disclosed in Note 12, “Derivative Instruments” of the Consolidated Financial Statements.

CAPITAL RESOURCES

Capital Adequacy Standards

PCBC and SBB&T are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements as specified by the regulatory framework for prompt corrective action could cause the regulators to initiate certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. For additional information regarding the Company’s capital refer to Note 18, “Shareholders’ Equity” and Note 20, “Regulatory Capital Requirements” of the Consolidated Financial Statements of the 2010 Form 10-K .

PCBC and SBB&T’s regulatory capital ratios as of December 31, 2011, and December 31, 2010, were as follows:

	Successor Company
	Total Risk- Based Capital	Tier 1 Capital	Risk- Weighted Assets	Tangible Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
December 31, 2011
PCBC (consolidated)	$736,816	$715,062	$3,657,172	$5,768,824	20.2%	19.6%	12.4%
SBB&T	$667,405	$645,651	$3,657,180	$5,766,623	18.3%	17.7%	11.2%

December 31, 2010
PCBC (consolidated)	$646,324	$633,938	$3,909,351	$6,149,932	16.5%	16.2%	10.3%
SBB&T	$575,049	$562,663	$3,909,482	$6,133,212	14.7%	14.4%	9.2%

Minimum Capital Ratios required by the Operating Agreement					12.0%	n/a	8.0%
Generally required minimum ratios to be classified as well-capitalized					10.0%	6.0%	5.0%
Generally required minimum ratios to be classified as adequately capitalized					8.0%	4.0%	4.0%

The minimum capital ratios required to be considered “well-capitalized” and “adequately capitalized” under generally applicable regulatory guidelines are included in the table above. As of December 31, 2011, and December 31, 2010, both the Company and the Bank met the minimum levels for the three regulatory ratios to be considered “well-capitalized.”

On September 2, 2010, the Bank entered into the Operating Agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total risk-based capital at least equal to 12.0%

of risk-weighted assets, and Tier 1 capital at least equal to 8.0% of adjusted total assets, and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years have elapsed since the effective date of the Operating Agreement. The Bank was in compliance with these minimum capital ratios at December 31, 2011, with a Tier 1 leverage ratio of 11.2% and a total risk-based capital ratio of 18.3%.

Additional Capital

In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital, the costs, benefits and impact of raising additional capital and the availability of alternative sources of capital. Based on the Board of Director’s analysis of the Company’s capital needs (including any capital needs arising out of its financial condition and results of operations or from any acquisitions it may make) and the input of the regulators, the Company could decide or be required by its regulators to raise additional capital.

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

Dividends from the Bank

The principal source of funds from which the Bank’s holding company services its debt and pays its obligations and dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. Pursuant to the Operating Agreement, the Bank may not pay a dividend or make a capital distribution to the Bank’s holding company without prior approval from the OCC or until September 2, 2013. The Written Agreement also restricts the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the Reserve Bank. At December 31, 2011, the Bank’s holding company held $67.3 million in cash, which is sufficient to service its debts for the foreseeable future.

Dividends on Common Stock

In the second quarter of 2009, the Board of Directors elected to suspend the payment of cash dividends on its common stock to preserve capital and liquidity. As a result of the Written Agreement, Reserve Bank approval will be required before the Company can resume paying cash dividends on its common stock. In addition, under the terms of the Merger Agreement, the Company may not pay cash dividends on its common stock without the prior approval of UBC.

LIQUIDITY

Liquidity risk is the risk of an institution being unable to meet obligations when they come due and includes an inability to manage unplanned decreases or changes in funding sources. Liquidity risks can be segmented into two categories, either exogenous or endogenous risks. Exogenous risks are systemic in nature and typically outside the control of an organization and affect all market participants to varying extents (e.g. the disruptions in the overall asset securitization market). Endogenous risks are localized to a specific organization and are usually within its control (e.g. poor liquidity management).

The Company believes that maintaining a strong liquidity position, including in stressed conditions, is imperative for it to operate in a safe and sound manner. The Company’s policy is to hold enough cash on hand to meet its daily cash needs and to withstand estimated daily cash outflows under a severe stress scenario. In addition, the Company’s policy is to meet long term cash flow needs through its available funding capacity and liquid investment securities and to withstand future cash outflows under a severe stress scenario. The Company also maintains a conservative and diversified funding base to the extent possible, and to hold high credit quality investment securities that can be quickly turned into cash. A key component of the Company’s liquidity risk management framework is the development of a sound and accurate process to identify and measure liquidity risk.

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

The Company measures liquidity risk through the use of projected cash flow models that identify potential future net funding shortfalls by estimating expected cash inflows and outflows arising from assets, liabilities, derivatives, operations, and off-balance sheet arrangements over a variety of time horizons, under normal conditions and a range of stress scenarios, including scenarios of severe stress. These models allow the Company to effectively manage the timing of incoming cash flows with outgoing cash flows, and to identify and remediate potential future net funding shortfalls below the Board of Director’s approved risk tolerances.

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

Successor Company

Current Liquidity Status

At December 31, 2011, the Bank had a total facility and unused borrowing capacity of $1.46 billion at the FHLB. The Bank had unused borrowing capacity with the Reserve Bank of $319.6 million at December 31, 2011.

Maturity of Liabilities

At December 31, 2011, the Bank had a total of $154.6 million of brokered CDs. The CDs have maturities from January 2012 through January 2014, with no more than $42.6 million maturing in any one month and no more than $43.7 million maturing in any one quarter. The retail CDs of $1.40 billion at December 31, 2011 have maturities through 2019. The Bank expects that most maturing retail CDs will roll over into new certificates.

A summary of retail CDs by maturity is as follows.

Successor Company
December 31, 2011

(dollars in thousands)
90 days or less	$220,269
91 - 180 days	209,107
181 - 270 days	152,732
271 - 366 days	305,546
One to three years	277,284
Three to five years	234,257
Over five years	763

Total	$1,399,958

Liquidity Ratio

A prevailing liquidity ratio used in the banking industry is the net non-core funding dependence ratio as defined by regulatory practice. This ratio measures the proportion of long term assets such as loans and securities with remaining maturities of over one year that are funded by non-core funding sources and short term non-core funding sources. The Company’s net non-core funding dependency ratio was 8.96% at December 31, 2011.

CRITICAL ACCOUNTING POLICIES

A number of critical accounting policies are used in the preparation of the Company’s Consolidated Financial Statements. The Company’s accounting policies for significant balance sheet and statement of operation accounts are disclosed in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements beginning on page 107. Management believes that a number of these policies are critical to the understanding of the Company’s financial condition and results of operations, because they involve estimates which materially impact those results, require Management’s judgment to ascertain the values of assets and liabilities, or are otherwise less subject to precise measurement. This section is intended to: (1) identify those critical accounting policies used in the preparation of the Company’s Consolidated Financial Statements; (2) clarify the methodology used in determining these estimates; (3) identify assumptions used in determining these estimates; and (4) provide insight to the potential impact those estimates have on the presentation of the Company’s financial condition, changes in financial condition and results of operations.

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

These critical accounting policies include:

¡	Purchase accounting;

¡	Accounting for purchased credit impaired loans;

¡	Allowance for loan and lease losses;

¡	Accounting for income taxes; and

¡	Goodwill.

Purchase Accounting

As explained in Note 2, “Business Combination – Investment Transaction” of the Consolidated Financial Statements, purchase accounting requires that assets purchased, liabilities assumed, and noncontrolling interests all be reported in the acquirer’s financial statements at their fair value at the date of acquisition. Accounting guidance also requires the application of “push down accounting,” whereby the fair value adjustments of assets, liabilities, and noncontrolling interests to fair value and the resultant goodwill are shown in the financial statements of the acquiree. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The methodology used to obtain the fair values to apply purchase accounting is disclosed in Note 3, “Fair Value of Financial Instruments” of the Consolidated Financial Statements.

A majority of the Company’s assets and liabilities are financial instruments. With the revaluation of financial instruments associated with the Investment Transaction, a premium or discount resulted, and is amortized or accreted over the remaining life of the assets and liabilities. To the extent that the revaluation does not reflect fair value, the amount of amortization or accretion could be misstated, thereby impacting the Company’s Consolidated Statements of Operations.

The estimated fair values of assets acquired and liabilities assumed were primarily based on information that was available to the Company as of the Transaction Date. The accounting guidance for acquisitions stipulates that if additional information becomes available to the acquirer relevant to the fair value of assets or liabilities as of the acquisition date, the acquirer may make adjustments to those fair values to reflect this additional information, with corresponding increases or decreases to goodwill during what is referred to as a “measurement period.” The measurement period is not to exceed one year.

Accounting for Purchased Credit Impaired Loans

As explained in Note 1, “Summary of Significant Accounting Policies” and Note 6, “Purchased Credit Impaired Pools” of the Consolidated Financial Statements, loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable, at the date of acquisition, that the acquirer will not collect all contractually required principal and interest payments, are accounted for using the guidance for PCI loans. In addition, the American Institute of Certified Public Accountants (“AICPA”) reached an understanding with the SEC that permits an acquirer to elect to account for acquired loans that are not impaired by means of either expected cash flows or contractual cash flows. This understanding is documented in a letter from the AICPA to the SEC dated December 18, 2009. The Company has elected an accounting policy to apply expected cash flows accounting guidance to all loans subject to the business combination and push-down accounting requirements for loan portfolios acquired in a business combination. These loans are referred to as PCI Term Pools.

Management periodically evaluates actual cash flows and compares those cash flows to that which was previously expected for PCI Term Pools. Any significant differences identified may require Management to revise its expectations for future cash flows. If, based on Management’s evaluation of actual cash flows, estimates for future cash flows are less than previously expected, the Company may establish an ALLL through a charge to the provision for loan losses. If Management’s evaluation of actual cash flows suggests future cash flows will be significantly greater than previously expected, the

Company may reduce any ALLL that had previously been established, and then increase interest income through an adjustment to the accretable yield. Adjustments to the accretable yield may impact interest income and yields for PCI Term Pools and such changes could be materially different from period to period.

There is inherent uncertainty in the process of estimating the amount and timing of expected cash flows, because these estimates depend on factors outside of the Company’s control, such as borrower behavior and/or external economic conditions. Additionally, Management must exercise judgment with respect to the estimation of amounts and timing of cash flows. To the extent that expected cash flows are overestimated, the Company may realize provision for loan losses in future periods. If expected cash flows are underestimated, interest income recognized in current periods may have been understated, while interest income in future periods may be recognized at a higher rate.

Acquired loans with revolving privileges are not within the scope of ASC 310-30, but the accounting for purchase discounts on pooled revolving lines of credit is permitted in accordance with ASC 310-20. Individual revolving lines of credit that had been originated prior to the Investment Transaction were placed in pools of loans with similar risk characteristics and are referred to as “PCI Revolving Pools.” PCI Revolving Pools were recorded at fair value at the Transaction Date, based on expected cash flows. Expectations for cash flows on PCI Revolving Pools included estimates for losses inherent in the pools at the Transaction Date. A new carrying amount was established for each of the PCI Revolving Pools based on its fair value, which represents its net realizable value. The difference between the former carrying value and the net realizable value is the purchase discount.

Ordinarily, the purchase discount for revolving lines of credit would be accreted into interest income over the remaining term of the line. However, since PCI Revolving Pools were recorded at the Transaction Date at their net realizable value, Management has determined the Company will not accrete the purchase discount into interest income until the carrying value of the PCI Revolving Pools is significantly below the net realizable value. Management periodically assesses the net realizable value of each PCI Revolving Pool to determine when it will be appropriate to accrete the purchase discount into interest income in accordance with ASC 310-20. To the extent that Management believes that there has been a reduction in the net realizable value of a pool relative to its carrying amount due to higher credit loss expectations, the Company will record an ALLL through a charge to the provision for loan losses. To the extent Management has determined there has been a significant increase in the net realizable value of a pool relative to its carrying, due of lower credit loss expectations, the Company will begin to accrete or increase the accretion of the purchase discount into interest income. To the extent the purchase discount does not reflect the fair value for PCI Revolving Pools, the amount of the accretion could be misstated and there would be an impact to the Company’s Consolidated Statements of Operations.

Allowance for Loan and Lease Losses

As of December 31, 2011, the majority of the Company’s loan portfolio was comprised of PCI Loan Pools. Consequently, credit concerns regarding these loans are accounted for as discussed in the preceding two sections. The ALLL discussion below relates only to those loans that have been originated or purchased after the Investment Transaction. However, as more loans are originated or purchased in future periods, the ALLL will be attributable to a progressively larger proportion of the Company’s loan portfolio.

Credit risk is inherent in the business of extending loans and leases to borrowers. The Company establishes an estimated allowance for these inherent loan losses, which is established through charges to current period earnings. These charges are recorded as a provision for loan losses. All specifically identifiable and quantifiable losses are charged off against the ALLL when realized. The ALLL represents Management’s estimate of loan losses inherent but not identified within the loan portfolio at each balance sheet date.

The Company formally determines the adequacy of the ALLL on a quarterly basis. This determination is based on the periodic assessment of the credit quality or “grading” of loans. Loans are initially graded when originated or purchased. Loans are periodically reviewed through the Bank’s loan review process, when facts demonstrate there has been a change in the credit risks of a borrower, or upon the renewal of a loan to determine if a change in the credit grade is warranted. Reassessments of credit risk grades for larger problem loans occur at least quarterly.

After reviewing the grades in the loan portfolio, the second step is to estimate the loss that may be present in the loans. The estimation takes into consideration the loan grade and other factors such as:

¡	Loan balances;

¡	Loan pool segmentation;

¡	Historical loss analysis;

¡	Identification, review, and valuation of impaired loans;

¡	Changes in the economy impacting lending activities;

¡	Changes in the concentrations of various loan types;

¡	Changes in the growth rate or volume of lending activities;

¡	Changes in the trends for delinquent and problem loans;

¡	Changes in the control environment or procedures;

¡	Changes in the management and staffing effectiveness;

¡	Changes in the loan review effectiveness;

¡	Changes in the underlying collateral values of loans;

¡	Changes in the competition/regulatory/legal issues;

¡	Unanticipated events; and

¡	Changes and additional valuation for structured financing and syndicated national credits.

GAAP, banking regulations, and sound banking practices require that the Company record this estimate of inherent losses in the form of an ALLL. If the previously recorded ALLL is less than the current estimate, the Company must record additional provision for loan loss as an expense to increase the balance of the allowance to a level that is commensurate with the Company’s revised estimate for an adequate allowance. Conversely, if the previously recorded allowance is more than the current estimate, the Company reduces the allowance through a credit to provision for loan losses.

The Company attempts to use all available relevant information when estimating inherent losses, but there can be no assurance that all relevant information is made available to it or that all available information is recognized as relevant. There is a significant amount of uncertainty surrounding the process of estimating losses. An estimate that understates inherent losses will result in a larger amount of provision expense being required in future periods as the actual losses become apparent. An estimate that overstates inherent losses will have resulted in too much expense to have been recognized in the current period.

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

The Company uses the asset and liability method, which recognizes a liability or asset representing the tax effects of future deductible or taxable amounts attributable to events that have been recognized in the Consolidated Financial Statements. Due to tax regulations, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes, representing “temporary differences.” The Company is required to provide in its financial statements for the eventual liability or deduction in its tax return for these temporary differences until the item of income or expense has been recognized for both financial reporting and for tax purposes. The provision is recorded in the form of deferred tax expense or benefit as the temporary differences arise, with the accumulated amount recognized as a deferred tax liability or asset.

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

If Management determines, based on available evidence at the time, that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance against the deferred tax asset must be established. Prior to the Investment Transaction, the Company had been in a cumulative pretax loss position. For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant objective evidence that the Company may not be able to realize the Company’s deferred tax assets in the future. Consequently, the Company has established a valuation allowance that offsets the deferred tax assets that are not assured of recoverability through carrybacks against taxes previously paid.

In evaluating the likelihood of realizing the benefit of the deferred tax asset, Management estimates future taxable income based on Management’s business plans and ongoing tax planning strategies against which the deferred tax asset may be applied. The determination to reverse a portion of the valuation allowance once it has demonstrated a sustainable return to profitability is subject to considerable judgment, this event could occur at the point the Company has experienced consecutive profitable quarters coupled with a forecast of sufficient continuing profitability. This reversal could occur as a single event or over a period of time, depending upon the level of forecasted taxable income, the degree of risk related to realizing the forecasted taxable income, and the estimated risk related to credit quality. Management assesses the impact of the Company’s performance for the realizability of its net deferred tax asset on a quarterly basis.

In establishing a provision for income tax expense, Management must make judgments and interpretations about the application are inherently complex tax laws. Management estimates when in the future certain items will affect taxable income and evaluates uncertain tax positions in accordance with ASC 740, Income Taxes. The Company is also subject to routine corporate tax audits by the various tax jurisdictions. Quarterly, a review of uncertain tax positions is completed and due to changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate, there may be an adjustment to the income tax recognized. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made. The estimates and judgments made relating to income taxes are complex and are subject to interpretation. There can be no assurances that the estimated amounts used to calculate the income tax positions could not be challenged by a tax jurisdiction and if challenged, the financial impact could material to the Company’s Consolidated Statements of Operations.

This information should be read in conjunction with Note 11, “Deferred Tax Assets and Tax Provision” of the Consolidated Financial Statements for additional information relating to the Company’s recorded provision (benefit) for income taxes and deferred tax assets and liabilities.

Goodwill

Goodwill represents the excess of the purchase price of an acquisition over the estimated fair value of the assets received, liabilities assumed, and noncontrolling interests. Goodwill must be reviewed for impairment whenever there is evidence to suggest that the reason an acquirer paid more than the estimated value of the net assets no longer is present, but not less frequently than once per year. This evidence may be in the form of a triggering event or a series of events or developments.

Testing goodwill for impairment consists of a two-part test to determine the fair value of goodwill. In Step 1, the fair value of the reporting unit is determined and compared to its carrying value including goodwill. If the fair value of the reporting unit is more than its carrying value, goodwill is not impaired. If the fair value of the reporting unit is less than its carrying value, the company must proceed with Step 2. In Step 2, the implied fair value of goodwill is estimated. The implied fair value of goodwill is the excess of fair value of the reporting unit over the fair value of the assets acquired, liabilities assumed, and noncontrolling interests of the reporting unit as they would be determined in an acquisition. If the carrying amount of the goodwill is more than its implied fair value, goodwill is impaired and an impairment charge must be recognized.

Both the process of initially recording goodwill and the subsequent review for impairment involve significant judgment. Since goodwill is calculated as the excess between the purchase price on an acquisition and the fair value of the net assets acquired, which is an estimate, goodwill is itself an estimate dependent on the judgments made to estimate the fair value of the Company’s assets, liabilities, and noncontrolling interests. If the resulting estimate of goodwill proves to be overstated, then a subsequent impairment charge would need to be recorded to earnings to recognize that overstatement. The process of assessing impairment involves judgment regarding future prospects, business conditions, and how much weight to assign to differences between the Company and similar institutions when comparing financial results.

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

NII shock simulations model the impact of an instantaneous, sustained and identical change in all market interest rates (in increments of +/- 100 basis points) on future NII. NII simulates the effects that repricing has on both interest rate sensitive assets and liabilities. Shock analysis is objective and facilitates comparability. It is not entirely realistic in that it assumes an instantaneous and equal impact on all market rates and not all market rates respond in a parallel fashion to rising or falling interest rates. This causes asymmetry in the magnitude of changes in NII and net economic value resulting from the hypothetical increases and decreases in interest rates. Also, the current low rate environment with implied zero rate floors prevents a true parallel shift for downward rate shocks.

The Company measures its market risk exposure by performing +/- 200 basis point EVE shock simulations and measures the increase or decrease to the Company’s EVE position. The Company’s Board of Directors has set a 15% limit for the change in equity in such simulation. The Company measures interest rate risk by performing +/- 200 basis point NII shock simulation and measures the increase or decrease in NII against the projected NII assuming the forward curve over the next twelve months. The Board of Directors has set a 10% limit for the change in NII in such simulation. At December 31, 2011, and December 31, 2010, the Company met the Board of Directors approved limits for both EVE and NII.

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

EVE Summary

The results of modeled EVE interest rate shock for December 31, 2011, and December 31, 2010, are as follows.

EVE Shock Summary Report — December 31, 2011
	($ in millions)
	DN 200	Base	UP 200
Total assets	$6,131	$5,887	$5,547
Total liabilities	5,524	5,180	4,734

Net asset value	$607	$707	$813

	-14.2%		15.0%
Policy limit for change in rate	-15.0%		-15.0%
Within limit	Yes		Yes

EVE Shock Summary Report—December 31, 2010
	($ in millions)
	DN 200	Base	UP 200
Total assets	$6,169	$5,891	$5,619
Total liabilities	5,601	5,301	5,033

Net asset value	$568	$590	$586

	-3.7%		-0.7%
Policy limit for change in rate	-15.0%		-15.0%
Within limit	Yes		Yes

Successor Company

At December 31, 2011, and December 31, 2010, the Company’s modeled EVE was $707 million and $590 million, respectively. Assuming an instantaneous 200 basis points increase in interest rates, the Company’s projected EVE would increase by approximately $106 million or 15.0% from the $707 million base amount at

December 31, 2011, and decrease $4 million or 0.7% from the $590 million base amount at December 31, 2010. Assuming an instantaneous 200 basis point decrease in interest rates, the Company’s projected EVE would decrease by $100 million or 14.2% at December 31, 2011, and decrease by $22 million or 3.7% at December 31, 2010. These changes are within the Company’s policy limit of a 15% decline in EVE. Note, the current low rate environment prevents a true parallel shock analysis in a downward interest rate environment, which distort EVE results.

NII Summary

The results of modeled NII interest rate shock for the forward twelve months beginning December 31, 2011, and December 31, 2010, are as follows.

NII Shock Summary Report — December 31, 2011
	($ in millions)
	DN 200	Base	UP 200
Interest income	$232	$242	$274
Interest expense	28	35	52

Net interest income	$204	$207	$222

	-1.4%		7.0%
Policy limit for change in rate	-10.0%		-10.0%
Within limit	Yes		Yes

NII Shock Summary Report — December 31, 2010
	($ in millions)
	DN 200	Base	UP 200
Interest income	$232	$245	$284
Interest expense	32	42	65

Net interest income	$200	$203	$219

	-1.5%		7.9%
Policy limit for change in rate	-10.0%		-10.0%
Within limit	Yes		Yes

Successor Company

At December 31, 2011, the Company’s modeled projection for net interest income over the next twelve months was $207 million. Assuming an instantaneous 200 basis points increase in interest rates, the Company’s projected NII would increase by approximately $15 million or 7.0% from the $207 million base amount. Assuming an instantaneous 200 basis point decrease in interest rates, including a rate floor at zero percent, the Company’s projected NII would decrease by $3 million or 1.4%. These changes are within the Company’s policy limit of a 10% decline in NII.

At December 31, 2010, the Company’s modeled projection for net interest income over the next twelve months was $203 million. Assuming an instantaneous 200 basis point increase in interest rates, the

Company’s projected NII would increase by approximately $16 million or 7.9% from the $203 million base amount. Assuming an instantaneous 200 basis point decrease in interest rates, including a rate floor at zero percent, the Company’s projected NII would decrease by $3 million or 1.5%. These changes are within the Company’s policy limit of a 10% decline in NII.

The above factors impacted overall sensitivity of the Company’s EVE and NII to changes in interest rates by increasing the proportion of assets and liabilities that are either insensitive to rate changes or by lengthening the average maturity so that the effect of rate changes would be delayed.

The model utilizes certain assumptions that address optionality. These assumptions include the following:

¡	Clients have the option to prepay their loans or withdraw their non-maturing deposits;

¡	Issuers have the option to prepay or call their debt, on some of the securities held by the Company;

¡	The Company has the option to prepay or call certain types of its debt;

¡	The Company has the option to re-price its administered deposits; and

¡	Loans include features such as interest rate resets, imbedded caps and floors, and other aspects of loan terms and conditions.

There are various limitations inherent in modeling both EVE and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and therefore cannot be determined with precision. Changes in interest rates may also affect the Company’s operating environment and operating strategies as well as those of the Company’s competitors. In addition, certain adjustable rate assets have contractual limits on the magnitude of rate changes over specified periods of time. The Company’s NII sensitivity analyses may provide a strong indication of the Company’s interest rate risk exposure however, actual performance may differ from modeled results. There are no material positions, instruments or transactions that are not included in the modeling nor do any included instruments have special features that are not included.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited consolidated financial statements and related documents required by this item are included in this Annual Report on Form 10-K on the pages indicated:

Management’s Report of Internal Controls Over Financial Reporting	92

Reports of Independent Registered Public Accounting Firms	93

Consolidated Balance Sheets as of December 31, 2011, and 2010	96

Consolidated Statements of Operations for the twelve months ended December 31, 2011, the four months ended December 31, 2010, the eight months ended August 31, 2010, and the twelve months ended December 31, 2009	97

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss) for the twelve months ended December 31, 2011, the four months ended December 31, 2010, the eight months ended August 31, 2010, and the twelve months ended December 31, 2009	99

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011, the four months ended December 31, 2010, the eight months ended August 31, 2010, and the twelve months ended December 31, 2009	103

Notes to Consolidated Financial Statements	107

The following unaudited supplementary data is included in this Annual Report on Form 10-K on the page indicated:

Consolidated Quarterly Financial Data (Unaudited)	201

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

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board that appears on page 95.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Pacific Capital Bancorp:

We have audited the accompanying consolidated balance sheet of Pacific Capital Bancorp and subsidiaries (“the Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Capital Bancorp and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacific Capital Bancorp’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Los Angeles, California

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Pacific Capital Bancorp

We have audited the accompanying consolidated balance sheet of Pacific Capital Bancorp and subsidiaries (the Company) as of December 31, 2010 (Successor), and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the period September 1, 2010 through December 31, 2010 (Successor), the period January 1, 2010 through August 31, 2010 (Predecessor), and the year ended December 31, 2009 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Capital Bancorp and subsidiaries at December 31, 2010 (Successor), and the consolidated results of their operations and their cash flows for the period September 1, 2010 through December 31, 2010 (Successor), the period January 1, 2010 through August 31, 2010 (Predecessor), and the year ended December 31, 2009 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/	ERNST & YOUNG LLP

Los Angeles, California

March 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Pacific Capital Bancorp:

We have audited Pacific Capital Bancorp’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pacific Capital Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Pacific Capital Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pacific Capital Bancorp and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Los Angeles, California

March 15, 2012

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share amounts)

	Successor Company
	December 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$49,324	$45,820
Interest bearing demand deposits in other financial institutions	173,408	450,044

Cash and cash equivalents	222,732	495,864
Investment securities available for sale	1,503,425	1,278,100
Loans held for sale	3,072	16,512
Loans held for investment	3,660,961	3,761,517
Allowance for loan and lease losses	(5,528)	(520)

Net loans held for investment	3,655,433	3,760,997
Premises and equipment, net	75,749	71,465
FHLB stock and other investments	76,356	84,235
Goodwill and other intangible assets	89,255	93,700
Other assets	224,000	284,675

TOTAL ASSETS	$5,850,022	$6,085,548

LIABILITIES
Deposits
Noninterest bearing	$1,175,532	$1,099,260
Interest bearing	3,441,508	3,807,528

Total deposits	4,617,040	4,906,788
Securities sold under agreements to repurchase and Federal funds purchased	315,919	321,237
Other borrowings	66,524	121,014
Other liabilities	88,569	93,826

TOTAL LIABILITIES	5,088,052	5,442,865
SHAREHOLDERS’ EQUITY
Common stock ($0.001 par value; 50,000 authorized; 32,905 and 32,901 shares issued and outstanding at December 31, 2011, and December 31, 2010, respectively)	33	33
Paid in capital	651,066	650,010
Retained earnings	96,266	25,744
Accumulated other comprehensive income/(loss)	14,605	(33,104)

TOTAL SHAREHOLDERS’ EQUITY	761,970	642,683

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,850,022	$6,085,548

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars and shares in thousands, except per share amounts)

	Successor Company		Predecessor Company
	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Interest income
Loans	$241,053	$76,878	$166,581	$303,057
Investment securities	27,986	6,872	20,052	42,759
Trading assets	—	—	143	5,131
Other	2,255	990	2,924	2,325

TOTAL INTEREST INCOME	271,294	84,740	189,700	353,272
Interest expense
Deposits	25,310	6,754	46,510	83,629
Securities sold under agreements to repurchase and Federal funds purchased	9,585	1,771	5,392	10,127
Other borrowings	9,055	4,043	28,426	59,885

TOTAL INTEREST EXPENSE	43,950	12,568	80,328	153,641

NET INTEREST INCOME	227,344	72,172	109,372	199,631
Provision for loan losses	5,555	590	171,583	352,398

NET INTEREST INCOME/(LOSS) AFTER PROVISION FOR LOAN LOSSES	221,789	71,582	(62,211)	(152,767)
Noninterest income
Service charges and fees	23,583	7,579	14,901	24,884
Trust and investment advisory fees	21,014	6,743	14,035	21,247
(Loss)/gain on securities, net	(251)	(32)	5,667	10,970
Other	6,472	5,782	1,194	460

TOTAL NONINTEREST INCOME	50,818	20,072	35,797	57,561
Noninterest expense
Salaries and employee benefits	97,042	28,128	58,816	103,228
Net occupancy expense	23,011	7,711	15,494	26,214
Goodwill impairment	—	—	—	128,710
Other	82,506	30,045	75,653	122,089

TOTAL NONINTEREST EXPENSE	202,559	65,884	149,963	380,241

INCOME/(LOSS) BEFORE INCOME TAX BENEFIT	70,048	25,770	(176,377)	(475,447)
Income tax benefit	(474)	—	(4,742)	(18,823)

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	70,522	25,770	(171,635)	(456,624)
(Expense)/income from discontinued operations, net of tax	—	(26)	(1,429)	35,363
Gain on sale of discontinued operations, net of tax	—	—	8,160	—

(Expense)/income from discontinued operations, net	—	(26)	6,731	35,363
NET INCOME/(LOSS)	70,522	25,744	(164,904)	(421,261)
Dividends and accretion on preferred stock	—	—	6,938	9,996

NET INCOME/(LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$70,522	$25,744	$(171,842)	$(431,257)

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars and shares in thousands, except per share amounts)

(continued)

	Successor Company		Predecessor Company
	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Earnings/(loss) per share from continuing operations:
Basic	$2.14	$1.02	$(359.07)	$(977.78)
Diluted	$2.14	$0.86	$(359.07)	$(977.78)
Earnings per share from discontinued operations:
Basic	$—	$—	$14.08	$75.72
Diluted	$—	$—	$14.08	$75.72
Earnings/(loss) per share applicable to common shareholders:
Basic	$2.14	$1.02	$(359.50)	$(923.46)
Diluted	$2.14	$0.85	$(359.50)	$(923.46)
Weighted average number of common shares outstanding:
Basic	32,904	25,331	478	467
Diluted	32,913	30,126	478	467
Dividends declared per common share	$—	$—	$—	$11.00

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME/(LOSS)

(dollars and shares in thousands)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Paid in Capital
Predecessor Company
Balance, December 31, 2008	181	$175,907	466	$11,659	$120,137	$9,203	$471,531	$788,437
Net loss	—	—	—	—	—	—	(421,261)	(421,261)
Other comprehensive income, net of tax
Unrealized loss on AFS securities, net of tax of $249	—	—	—	—	—	(342)	—	(342)
Impairment loss on securities included in earnings, net of tax of $2	—	—	—	—	—	2	—	2
Realized gain on sale and calls of AFS securities included in earnings, net of tax of $3,307	—	—	—	—	—	(4,557)	—	(4,557)
Postretirement expense obligation arising during period, net of tax of $213	—	—	—	—	—	(293)	—	(293)
Postretirement curtailment gain, net of tax of $1,898	—	—	—	—	—	(2,615)	—	(2,615)
Postretirement plan amendment, net of tax of $11,468	—	—	—	—	—	15,804	—	15,804
Transition adjustment to initially apply FASB ASC 320-10-65-1, net of tax of $2,068	—	—	—	—	—	(2,850)	—	(2,850)

Total comprehensive loss								(416,112)
Amortization of preferred stock discount	—	835	—	—	—	—	(835)	—
Accrued stock dividends not paid	—	—	—	—	—	—	(9,162)	(9,162)
Stock-based compensation	—	—	—	—	867	—	—	867
Restricted stock grants (1)	—	—	1	30	2,882	—	—	2,912
Cash dividends declared at $11.00 per share	—	—	—	—	—	—	(5,189)	(5,189)
Transition adjustment to initially apply FASB ASC 320-10-65-1, net of tax of $2.1 million	—	—	—	—	—	—	2,850	2,850

Balance, December 31, 2009	181	176,742	467	11,689	123,886	14,352	37,934	364,603

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME/(LOSS)

(dollars and shares in thousands)

(continued)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Paid in Capital
Predecessor Company
Net loss	—	—	—	—	—	—	(164,904)	(164,904)
Other comprehensive income, net of tax
Unrealized gain on AFS securities, net of tax of $6,230	—	—	—	—	—	8,587	—	8,587
Realized gain on sale and calls of AFS securities included in earnings, net of tax of $2,216	—	—	—	—	—	(3,055)	—	(3,055)
Postretirement expense obligation arising during period	—	—	—	—	—	(1,888)	—	(1,888)

Total comprehensive loss								(161,260)
Amortization of preferred stock discount	—	583	—	—	—	—	(583)	—
Accrued stock dividends not paid	—	—	—	—	—	—	(6,354)	(6,354)
Stock option compensation	—	—	—	—	401	—	—	401
Restricted stock activity (1)	—	—	5	116	2,322	—	—	2,438

Balance, August 31, 2010	181	177,325	472	11,805	126,609	17,996	(133,907)	199,828

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME/(LOSS)

(dollars and shares in thousands)

(continued)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Paid in Capital
Successor Company
Exchange of accumulated dividends of Series B Preferred Stock for Series D Preferred Stock	14	14,517	—	—	—	—	—	14,517
Purchase accounting adjustments	—	(119,676)	—	(11,805)	(117,071)	(17,996)	133,907	(132,641)
Issuance of Preferred and Common Stock to SB Acquisition Company	455	455,000	2,250	3	44,997	—	—	500,000
Acquirer costs	—	—	—	—	(7,889)	—	—	(7,889)
Issuance of common stock warrants	—	—	—	—	209	—	—	209

Balance, September 1, 2010	650	527,166	2,722	3	46,855	—	—	574,024
Net income	—	—	—	—	—	—	25,744	25,744
Other comprehensive income, net of tax
Unrealized loss on AFS securities	—	—	—	—	—	(33,136)	—	(33,136)
Realized loss on sale and calls of AFS securities included in earnings	—	—	—	—	—	32	—	32

Total comprehensive loss								(7,360)
Conversion of Series C and Series D Preferred Stock to Common Stock	(650)	(527,166)	26,356	26	527,140	—	—	—
Rights offering, net	—	—	3,822	4	76,015	—	—	76,019
Restricted stock activity (1)	—	—	1	—	—	—	—	—

Balance, December 31, 2010	—	—	32,901	33	650,010	(33,104)	25,744	642,683

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME/(LOSS)

(dollars and shares in thousands)

(continued)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Paid in Capital
Successor Company
Net income	—	—	—	—	—	—	70,522	70,522
Other comprehensive income
Unrealized gain on AFS securities	—	—	—	—	—	47,960	—	47,960
Realized loss on sale and calls of AFS securities included in earnings	—	—	—	—	—	(251)	—	(251)

Total comprehensive income								118,231
Stock option compensation	—	—	—	—	194	—	—	194
Restricted stock activity (1)	—	—	4	—	862	—	—	862

Balance, December 31, 2011	—	$—	32,905	$33	$651,066	$14,605	$96,266	$761,970

(1)

The amount recognized as compensation expense related to restricted stock awards for the twelve months ended December 31, 2009, the eight months ended August 31, 2010, the four months ended December 31, 2010, and the twelve months ended December 31, 2011, was $3.0 million, $2.5 million, $0, and $870,000, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Successor Company		Predecessor Company
	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
OPERATING ACTIVITIES:
Net income/(loss) from continuing operations	$70,522	$25,770	$(171,635)	$(456,624)
Net (loss)/income from discontinued operations	—	(26)	6,731	35,363

Net income/(loss)	70,522	25,744	(164,904)	(421,261)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	5,555	590	171,583	352,398
Depreciation, amortization and accretion	12,005	(2,576)	11,004	19,627
Accretion of acquired loans	(193,136)	(66,396)	—	—
Stock-based compensation	1,064	—	2,888	3,853
Deferred income taxes	(1,494)	—	(4,014)	62,907
Net amortization of discounts and premiums for investment securities	5,397	2,071	(941)	(5,418)
Goodwill impairment	—	—	—	128,710
Low income housing tax credit partnership impairment	—	—	—	8,876
Operating lease impairment	—	—	1,860	—
Gain on benefit curtailment, net	—	—	—	(4,511)
Losses on acceleration of discount on redemption of subordinated debt	4,741	—	—	—
Gains on sale of assets	(7,821)	(4,724)	(11,294)	(9,736)
Loans originated for sale and principal collections, net	17,746	16,512	14,992	19,211
Changes in:
Other assets	50,171	(14,183)	(27,278)	(84,409)
Assets from discontinued operations	—	—	—	(1,482,833)
Other liabilities	(1,066)	(22,606)	18,254	3,334
Liabilities from discontinued operations	—	—	—	1,482,833
Trading securities	—	—	1,644	208,536

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(36,316)	(65,568)	13,794	282,117

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(continued)

	Successor Company		Predecessor Company
	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
INVESTING ACTIVITIES:
Proceeds from loan sales	3,298	9,226	37,628	168,276
Loan originations and principal collections, net	538,142	305,055	501,700	185,022
Purchase of loans held for investment	(314,990)	—	—	—
Proceeds from sale of available for sale securities	10,709	—	69,133	127,601
Principal pay downs, calls and maturities of available for sale securities	355,059	121,790	462,282	1,172,610
Purchase of available for sale securities	(549,032)	(555,548)	(232,314)	(1,270,328)
Purchase of Federal Home Loan Bank stock	—	—	—	(705)
Purchase of Federal Reserve Bank stock	(576)	—	—	—
Sale/(investment) in low income housing tax credit partnership	15,774	(528)	(1,122)	(5,742)
Purchase of premises and equipment, net	(13,900)	(585)	(767)	(8,453)
Proceeds from redemption of Federal Reserve Bank stock	2,651	—	—	—
Proceeds from redemption of Federal Home Loan Bank stock	7,889	2,700	5,415	—
Proceeds from sale of other real estate owned, net	51,379	18,569	12,373	14,940

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	106,403	(99,321)	854,328	383,221

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(continued)

	Successor Company		Predecessor Company
	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
FINANCING ACTIVITIES:
Net (decrease)/increase in deposits	(282,297)	(271,760)	(208,265)	107,094
Net (decrease)/increase in short term borrowings	(7,125)	(1,024)	(39,416)	3,538
Proceeds from long term debt and other borrowings	—	—	75,000	275,000
Repayment of long term debt and other borrowings	(789)	(879,118)	(331,083)	(502,472)
Repayment of subordinated debt upon tender	(53,000)	(44,200)	—	—
Proceeds from issuance of Series C Preferred Stock	—	455,000	—	—
Proceeds from rights offering	—	76,019	—	—
Proceeds from issuance of common stock	—	45,000	—	—
Acquirer expense	—	(7,889)	—	—
Proceeds from stock transactions	—	—	—	27
Cash dividends paid on common stock	—	—	—	(5,189)
Cash dividends paid on preferred stock	—	—	—	(2,107)
Other, net	(8)	—	(49)	(101)

NET CASH USED IN FINANCING ACTIVITIES	(343,219)	(627,972)	(503,813)	(124,210)

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(continued)

	Successor Company		Predecessor Company
	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(273,132)	(792,861)	364,309	541,128
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	495,864	1,288,725	924,416	383,288
CASH AND CASH EQUIVALENTS AT

END OF PERIOD	$222,732	$495,864	$1,288,725	$924,416

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for
Interest	$49,477	$15,691	$81,512	$153,606
Income taxes	4,278	—	—	20
Non-cash investing activity:
Net transfers from loans held for investment to loans held for sale	3,838	112	53,756	172,212
Net transfers from loans held for sale to loans held for investment	617	—	—	—
Transfers to other real estate owned	63,474	15,383	32,734	48,242
Investment tax credit commitments	—	—	—	328
Transfers from loans held for sale to available for sale securities	—	—	—	2,660
Transfers from trading securities to available for sale securities	—	—	3,759	—
Non-cash financing activity:
Preferred stock dividends declared not paid	—	—	—	8,057
Conversion of Series C Preferred Stock to common stock in conjunction with the Investment Transaction	—	455,000	—	—
Conversion of Series D Preferred Stock to common stock in conjunction with the Investment Transaction	—	72,167	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pacific Capital Bancorp (“the Company” or “PCBC”) is a bank holding company organized under the laws of the state of Delaware. The Company provides a full range of commercial and consumer banking services to households, professionals, and businesses through its wholly-owned subsidiary Santa Barbara Bank & Trust, National Association (“the Bank” or “SBB&T”). These banking services include depository, lending and wealth management services. The Bank’s lending products include commercial and industrial (“commercial”), consumer, commercial and residential real estate loans and Small Business Administration (“SBA”) loans. Depository services include checking, interest bearing checking (“NOW”), money market demand accounts (“MMDA”), savings, and certificate of deposit (“CD”) accounts, as well as safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashier’s checks. The Bank also offers a wide range of wealth management services through a full service trust operation and two registered investment advisors that are wholly-owned subsidiaries, Morton Capital Management (“MCM”) and R.E. Wacker Associates (“REWA”). The Bank conducts its banking in the counties of Santa Barbara, Ventura, Los Angeles, Monterey, San Luis Obispo, Santa Clara, Santa Cruz, and San Benito.

Basis of Presentation

The accompanying audited Consolidated Financial Statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for year-end financial information and with the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-K, and conform to practices within the financial services industry. All inter-company balances and transactions are eliminated in consolidation. The Consolidated Financial Statements refer to “Management” within the disclosures. The Company’s definition of Management is the executive management team of the Company and its subsidiaries.

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the amount of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements. Although Management believes these estimates to be reasonably accurate, actual amounts may differ. Certain amounts in the 2010, and 2009, Consolidated Financial Statements have been reclassified to be comparable with classifications used in the 2011, Consolidated Financial Statements.

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

As a result of the adjustments required by purchase accounting, the Company’s balance sheets and results of operations from periods through August 31, 2010, are labeled as “Predecessor Company” and are not comparable to balance sheets and results of operations from periods after the close of business on August 31, 2010 (the “Transaction Date”), which are labeled as “Successor Company.” Purchase accounting requires that the assets purchased, the liabilities assumed, and noncontrolling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill. Although the $500 million in cash from the Investor was received on August 31, 2010, the purchase accounting adjustments are reflected in the Consolidated Financial Statements after the close of business on the Transaction Date. The purchase accounting transactions are reflected within the Successor Company’s Consolidated Financial Statements. Acquisition accounting requires that the valuation of assets, liabilities, and noncontrolling interests be recorded in the acquiree’s records as well. Accordingly, the Company’s Consolidated Financial Statements and transactional records prior to the Investment Transaction reflect the historical accounting basis of assets and liabilities and are labeled “Predecessor Company,” while such records subsequent to the Investment Transaction are labeled “Successor Company” and reflect the push down basis of accounting for the new fair values in the Company’s Consolidated Financial Statements. This change in accounting basis is represented in the Consolidated Financial Statements by a vertical or horizontal black line which appears between the columns or rows entitled “Successor Company” and “Predecessor Company” on the statements or in separate tables labeled “Successor Company” and “Predecessor Company,” and in the relevant notes of the Consolidated Financial Statements. The black line signifies that the amounts shown for the periods prior to and subsequent to the Investment Transaction may not be comparable.

In addition to the new accounting basis established for assets, liabilities and noncontrolling interests, purchase accounting requires the reclassification of any retained earnings from periods prior to the acquisition to be recognized as common share equity and the elimination of any accumulated other comprehensive income (“AOCI”) or loss and paid in capital within the Company’s Shareholders’ Equity section of the Company’s Consolidated Financial Statements. Accordingly, retained earnings and AOCI since the Transaction Date represent only the results of operations subsequent to the Transaction Date.

For authorized shares and stock issuances related to the Investment Transaction refer to Note 2, “Business Combinations - Investment Transaction” of the Consolidated Financial Statements.

Consolidation of Subsidiaries and Variable Interest Entities

The Company has five wholly-owned subsidiaries: SBB&T, a banking subsidiary, and four unconsolidated subsidiaries used as business trusts in connection with issuance of trust preferred securities as described in Note 15, “Other Borrowings” of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

SBB&T has three wholly owned consolidated subsidiaries:

¡	MCM and REWA, registered investment advisors that provide investment advisory services to individuals, foundations, retirement plans and select institutional clients; and

¡	PCB Service Corporation, utilized as a trustee of deeds of trust in which SBB&T is the beneficiary.

SBB&T also retains ownership in several low income housing tax credit partnerships (“LIHTCP”) that generate tax credits. These partnerships are not consolidated into these Consolidated Financial Statements. These investments historically have played a role in meeting SBB&T’s Community Reinvestment Act (“CRA”) requirements as well as providing tax credits to reduce the Company’s taxable income. The Company does not have any other entities that should be considered for consolidation.

Recent Accounting Pronouncements

During the twelve months ended December 31, 2011, the following accounting pronouncements applicable to the Company were issued or became effective:

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings (“TDR”) in Update No. 2010-20 (“ASU 2011-01”). The ASU 2011-01 disclosures for TDRs are delayed until the FASB completes its deliberations on what constitutes a TDR. In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies which loan modifications constitute TDR and is intended to assist creditors in determining whether a modification of the terms of a receivable meet the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The guidance was effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. At the same time it adopts ASU 2011-02, the Company will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01. The adoption of the new guidance has not had a material impact on the Company’s Consolidated Financial Statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”), which updates Topic 820: Fair Value Measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which updates Topic 220: Comprehensive Income. The FASB’s objective in updating this area of the codification is to

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

increase comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income (“OCI”). This update requires all non-owner changes in stockholders’ equity to be presented in either a single continuous statement of comprehensive income, or in two separate but consecutive statements. The provisions of this update are effective for interim and annual periods beginning after December 15, 2011.

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

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which updates Topic 210: Balance Sheet. The provisions of ASU 2011-11 require an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement. ASU 2011-11 was issued to enable users of financial statements to better understand the effects or potential effects of those arrangements on its financial position. The provisions of ASU 2011-11 do not change the accounting for instruments and transactions eligible for offsetting in the statement of financial position, but rather provide for additional disclosure about such instruments and transactions within the Consolidated Financial Statements. The Company is required to adopt the provisions of ASU 2011-11 retrospectively for all annual reporting periods beginning on or after January 1, 2013, and all interim periods within those annual periods. The adoption of the provisions within ASU 2011-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05, which updates Topic 220: Comprehensive Income. The purpose of this ASU is to defer only those changes within ASU 2011-05 that relate to the presentation of reclassification adjustments, allowing the FASB additional time to redeliberate on how reclassification adjustments out of AOCI should be presented in an entity’s financial statements. All other requirements within ASU 2011-05 are not affected by ASU 2011-12. The Company is required to adopt the provisions of ASU 2011-12 all annual and interim periods beginning after December 15, 2011. The adoption of the provisions within ASU 2011-12 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Cash Reserve Requirement

All depository institutions are required by law to maintain reserves against their transaction deposits. The Bank’s reserves must be held in cash or with the Federal Reserve Bank of San Francisco (“Reserve Bank”). The amount of the reserve may vary each day as banks are permitted to meet this requirement

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

by maintaining the specified amount as an average balance over a two-week period. The average daily cash reserve balances required to be maintained by the Bank totaled approximately $26.1 million in 2011, and $23.2 million in 2010. In addition, the Bank must maintain sufficient balances to cover the checks written by the Bank’s clients that are clearing through the Reserve Bank because they have been deposited at other banks. The Bank had cash reserves in excess of the required daily cash reserve and to cover the checks written by the Bank’s clients during 2011, and 2010.

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

Management considers a number of factors in its analysis of whether a decline in a security’s estimated fair value is other-than-temporary. Certain factors considered include, but are not limited to: (a) the length of time and the extent to which the security has been in an unrealized loss position, (b) changes in the financial condition of the issuer, (c) the payment structure of debt securities, (d) adverse changes in ratings issued by rating agencies, (e) and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Interest income is recognized based on the coupon rate, and is increased by the accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security using the effective interest method.

The Bank is a member of both the Reserve Bank and the Federal Home Loan Bank of San Francisco (“FHLB”), and as a condition of membership in both organizations, it is required to purchase stock. In the case of the Reserve Bank, the amount of stock that is required to be held is based on the Bank’s capital. The required ownership of FHLB stock is based on the borrowing capacity used by the Bank. These investments are considered equity securities with no actively traded market. Therefore, the

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

shares are considered restricted investment securities and reported in FHLB stock and other investments in the Consolidated Balance Sheets. Such investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in interest income.

Loans Held for Sale

Periodically, the Company originates or identifies loans it expects to sell prior to maturity. When loans are originated or identified to be sold, they are recorded as held for sale and reported at the lower of cost or fair value with any adjustment for net unrealized losses reported in noninterest income. Generally the fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics or based on an agreed upon sales price. A loan’s cost basis includes unearned deferred fees and costs, and premiums and discounts. These loans are generally held between 30 to 90 days from their origination date. Due to the short period of time loans are held for sale, deferred fees or expenses are not amortized. Any subsequent decreases in fair value are recognized in noninterest income, and increases in fair value are not recognized until the loans are sold. If a loan has been reported as held for sale and is then determined that it is unlikely to be sold, the loan is reclassified to loans held for investment at the lower of cost or fair value. The majority of loans held for sale by the Company are residential real estate loans. Loans classified as held for sale are disclosed in Note 5, “Loans” of these Consolidated Financial Statements.

Loans Held for Investment

Loans held for investment, except for Purchased Credit Impaired (“PCI”) Loan Pools described below, are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans.

Loans originated or purchased since the Transaction Date are included in “Loans Held for Investment” within these Consolidated Financial Statements and are referred to within these Consolidated Financial Statements as “Loans originated or purchased since the Transaction Date.” At December 31, 2011, a majority of the loans reported as Loans Held for Investment are in PCI Loan Pools. The accounting for PCI Loan Pools is significantly different from the accounting for loans originated or purchased since the Transaction Date. The accounting policies for the loans originated or purchased since the Transaction Date is covered within this section, while the accounting for PCI Loan Pools is described in the section below called “Accounting for PCI Loan Pools.”

Interest income on loans originated or purchased since the Transaction Date is accrued daily, except for loans in a nonaccrual status. Loan fees collected for the origination of loans less direct loan origination costs (net deferred loan fees) are amortized over the contractual life of the loan through interest income. If a loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the effective interest method over the contractual life of the loan. If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight line basis over the contractual life of the loan commitment. Loan fees received for loan commitments are recognized as interest income over the term of the commitment. Premiums and discounts recorded in connection with the purchase of loans are accounted for in a similar manner as net deferred loan origination fees. Any premium or discount from a loan purchase is recognized in

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

interest income over the life of the contractual life of the loan through interest income. When loans are repaid, any remaining unamortized balances of unearned fees, deferred fees and costs, premiums, and discounts are recognized in interest income.

Unfunded Loan Commitments and Letters of Credit

Letters and lines of credit are commitments to extend credit and standby letters of credit to the Bank’s clients. These commitments meet the financing needs of the Bank’s clients in the normal course of business and are commitments with “off-balance sheet” risk since the Bank has committed to issuing funds to or on behalf of clients, but there is no current loan outstanding. Included in unfunded loan commitments are secured and unsecured lines of credit.

Lines of credit are obligations to lend money to a borrower. Credit risk arises when the borrowers’ current financial condition may indicate less ability to pay than when the commitment was originally made. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a client to a third party in borrowing arrangements. In the case of standby letters of credit, the risk arises from the possibility of the failure of the client to perform according to the terms of a contract. In such a situation, the third party might draw on the standby letter of credit to pay for completion of the contract and the Company would have to look to its client to repay these funds to the Company with interest. The Company uses the same credit policies in making commitments and conditional obligations as it would for a loan to that client.

The Company has exposure to losses from unfunded loan commitments and letters of credit. Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding. Losses related to these commitments are not included in the allowance for loan and losses (“ALLL”) reported in Note 7, “Allowance for Loan and Lease Losses and Credit Quality” of these Consolidated Financial Statements. Instead, they are accounted for as a separate loss contingency or reserve within other liabilities on the Company’s Consolidated Balance Sheets. This reserve is discussed within Note 1, “Summary of Significant Accounting Policies” in a section called “Reserve for Unfunded Commitments.”

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

for PCI Loan Pools, which is contained in the ASC 310-30, Receivables, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). In addition, the American Institute of Certified Public Accountants (“AICPA”) reached an understanding with the SEC that permits an acquirer to elect to account for acquired loans that are not impaired by means of expected cash flows rather than contractual cash flows. This understanding is documented in a letter from the AICPA to the SEC dated December 18, 2009. The Company has elected an accounting policy to apply expected cash flows accounting guidance to all loans subject to the business combination, and push-down accounting requirements for loan portfolios acquired in a business combination, and will herein be referred to as “PCI Term Pools.”

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

PCI Term Pools

PCI Term Pools are initially recorded at fair value, and any related ALLL from before the acquisition was reversed. Fair value is determined by estimating the principal and interest cash flows expected to be collected after discounting at the prevailing market rate of interest. The difference between contractual cash flows and expected cash flows, on an undiscounted basis, represents the nonaccretable difference. The difference between undiscounted expected cash flows and discounted expected cash flows represents the accretable yield. The Company’s estimate for expected cash flows on PCI Loan Pools takes into consideration estimated prepayments based on the characteristics of the loans contained in each loan pool, and expected charge-offs and recoveries of the PCI Loan Pools. The accretable yield is recognized in interest income over the remaining life of the pool of loans using the effective interest method or cost recovery method if the cash flows are not estimable.

Management has elected to aggregate PCI term loans into several pools based on common risk characteristics as allowed under ASC 310-30. Each pool is accounted for as a single asset with a single composite discount rate and an aggregate expectation of cash flows. Both the accretion of interest income and the comparison of actual cash flows to expected cash flows are completed at the pool level rather than on individual loans. The Company has aggregated all of the PCI term loans acquired at the Transaction Date into the pools. PCI term loans may not be removed from a pool, added to a pool, or moved from one pool to another. All activity such as payments, charge-offs, recoveries, and prepayments received are applied to the loan pool in which the loan was placed at the Transaction Date. Payments which are in excess of expectations in one pool may not be applied to other pools to avoid the recognition of impairment for deficient payments within another pool. Only the payoff or prepayment by the borrower, foreclosure of the collateral, or charge-off, or disposal of a loan, as a result of sales of loans to third parties, will result in the removal of a loan from a loan pool. When a loan is removed from a pool, it is removed at its carrying amount.

The Company periodically compares actual cash flows to expected cash flows for PCI Term Pools to determine whether actual cash flows are substantially the same as was expected at the time the loans expected cash flows were last estimated. Differences in actual cash flows from that previously expected may result in a revision to the Company’s estimate for expected cash flows. If upon

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

reevaluation of expected cash flows the Company determines that as a result of credit deterioration there will be less expected cash flows than previously estimated, an ALLL is established through a charge to the provision for loan losses and an impairment is recorded. Other changes in cash flows due to changes in interest rates, certain refinancings or prepayments are accounted for prospectively as an adjustment to the discount rate on the pool. If reevaluation of expected cash flows indicates there is a significant and probable increase over that previously expected, the Company would decrease any previously established ALLL, and record an adjustment to interest income through the change in the discount rate used to calculate the accretable yield.

Because PCI Term Pools are written down at acquisition to an amount estimated to be collectible and aggregated into pools, the classification and disclosures are at pool levels regardless of the underlying individual loan performance. PCI Term Pools are not reported as nonaccrual, impaired or TDRs even though some of the underlying loans may be contractually past due, on nonaccrual, impaired or TDRs, as the pool is evaluated as a single unit of account. If the Company determines it can no longer reasonably estimate future cash flows for a PCI Term Pool, the Company would cease accretion on such pools.

PCI Revolving Pools

As mentioned above, acquired loans with revolving features are excluded from ASC 310-30. The accounting for purchase discounts on pooled revolving lines of credit is determined in accordance with ASC 310-20. Individual revolving lines of credit that had been originated prior to the Investment Transaction were placed in pools with similar risk characteristics in accordance with ASC 310-20. PCI Revolving Pools were recorded at fair value at the Transaction Date, similar to PCI Term Pools, based on expected cash flows, which included estimated losses inherent in those pools at the Transaction Date. A new carrying amount was established for PCI Revolving Pools based on their fair value, which represents its net realizable value. The difference between the carrying value and the net realizable value is the purchase discount.

Because of the uncertainty in the underlying cash flows associated with the PCI Revolving Pools at the Transaction Date, Management has determined that the purchase discount should not be accreted until it is significantly probable that the net realizable value exceeds the net carrying amount. Therefore, the Company has only recorded interest income on these pools based at the contractual rate of the underlying loans, to the extent considered collectible. Management periodically reassesses the net realizable value of each PCI Revolving Pool and records interest income relating to the purchase discount in accordance with ASC 310-20. Such amounts are recognized in income using the effective interest method over the period the revolving line of credit is active, assuming that borrowings are outstanding for the maximum term provided in the loan contract. In the event that credit losses are higher than expectations, the Company records an ALLL to the extent that the carrying value exceeds the amounts expected to be collected.

Unlike PCI Term Pools, accounting guidance requires that disclosures be made on the underlying loans in PCI Revolving Pools even though such loans were recorded at fair value on the Transaction Date. As a result, the underlying loans in PCI Revolving Pools are reported as contractually delinquent, nonaccrual, impaired, or TDRs to the extent applicable.

Allowance for Loan and Lease Losses

Credit risk is inherent in the business of extending loans and leases to borrowers. This credit risk is addressed through a valuation allowance termed ALLL. The ALLL represents a creditor’s estimate of

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

loan losses inherent within the loan portfolio at each balance sheet date and is netted against the outstanding loan balance. The ALLL reduces the carrying amount to the creditor’s estimate of what will be collected from borrowers. The ALLL is established through charges to current period earnings by recording a provision for loan losses. When losses become specifically identifiable and quantifiable, the loan balance is reduced through recording a charge-off against the ALLL. Should payments be received on charged-off loans, the payment is credited to the ALLL as a recovery.

Charge-offs of loans are generally processed by policy as well as by regulatory guidance. Secured consumer loans, including residential real estate loans, that are 120 days past due are written down to the fair value of the collateral. Unsecured consumer loans are charged-off once the loan is 120 days past due. Decisions on when to charge-off commercial loans and loans secured by commercial real estate are made on an individual basis rather than length of delinquency, though it is a factor in the decision. The financial resources of the borrower and/or guarantor and the nature and value of any collateral are other factors considered such as if the loan is for business purposes or to a consumer.

The purchase accounting guidance for business combinations significantly impacted the Company’s ALLL as of the Transaction Date. The revaluation of assets required by this accounting guidance resulted in all loans being reported at their fair value as of the Transaction Date. The fair value is presumed to take into account the contractual payments on loans that are not expected to be received, and consequently no ALLL was carried over for the Company’s loans as of the Transaction Date. In accordance with purchase accounting guidance, charge-offs and recoveries related to loans within PCI Term Pools and PCI Revolving Pools are not to be recorded through the ALLL. Instead, charge-offs and recoveries related to PCI Loan Pools are recorded against the purchase accounting adjustment for loans in the PCI Term Pools, and against the purchase discount for loans within PCI Revolving Pools. Subsequent to the Transaction Date, the ALLL is comprised of the Company’s estimate of losses inherent in successor loans originated or purchased since the Transaction Date; the differential between current expected cash flows and prior expected cash flows for PCI Term Pools when current expected cash flows are less than prior expected cash flows as a result of credit deterioration; and the amount of credit losses inherent in PCI Revolving Pools in excess of the net realizable value.

Credit risk grades are assigned to all loans for the overall monitoring of credit risk within the loan portfolio. For PCI Loan Pools, the individual loans within each pool are assigned a credit grade but, then are aggregated to review the total credit risk of each pool which then monitored by Management for each loan pool and monitoring of expected cash flows. For loans originated or purchased since the Transaction Date, credit risk grades are monitored by Management on a loan by loan basis.

Portfolio Segments

When the Company’s credit administration department reviews and updates credit risk rating for loans, there are two main groups or portfolio segments; Commercial Loans and Consumer Loans. The risk characteristics and the approach to reviewing the credit risk for each portfolio segment is described in the following paragraphs.

Commercial Loans

Commercial loans consist of multifamily loans, commercial real estate loans, construction, and commercial lines of credit. Such loans are made primarily to borrowers to provide financing for the acquisition of or development of commercial properties, including the construction of single family,

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

multifamily, and multi-unit commercial properties. Commercial loans are subject to underwriting standards and processes specific to the risks related to each credit, including but not limited to: geographic location of the project, and/or operations of the borrower, financial condition of the borrower and/or guarantor(s), debt service coverage analyses, and knowledge of local economic conditions. Risks associated with commercial loans are largely related to general economic conditions, changes in, and sustainability of cash flows for the underlying business servicing the obligation, declines in collateral values for collateral dependent loans, and in the case of certain construction loans, the ability of the borrower to obtain longer-term financing. The Company mitigates and monitors risk associated with such loans through its internal review and risk grading process, making loans to in-market borrowers, controlling loan structure, and monitoring the financial condition of the underlying business/borrower.

Credit risk grades of large problem loans in the commercial loan portfolio are reviewed, at a minimum, quarterly. A credit risk grade for a commercial loan may be assessed and generally require a credit risk grade change when the following events occur:

¡	New credit requests;

¡	Loan renewals;

¡	Review of borrower financial statements or non receipt of borrower financial statements when requested;

¡	Appearance on delinquency reports;

¡	Outside credit inquires;

¡	Identified facts demonstrate change in risk of nonpayment;

¡	Historical payment experience;

¡	Current economic trends;

¡	Emerging industry problems; and

¡	Contact with borrower provides new credit information.

Consumer Loans

Consumer loans consist largely of residential and revolving 1 to 4 family loans, and consumer installment loans. The majority of the consumer portfolio is comprised of financing for single family dwellings, which are predominately owner-occupied. Such loans are typically made based on the borrower’s financial condition, credit scores, debt-to-income ratios, and the type, location, and value of the underlying collateral. Risks associated with such loans are primarily related to general economic conditions, including the level of unemployment, and declines in the value of the underlying collateral. Consumer loans made for purposes other than for the financing of residential real estate, are typically secured and unsecured shorter-term loans made to borrowers for various purposes, including automobile and recreational vehicle purchases, and personal liquidity needs. Risks associated with such loans are primarily dependent on general economic conditions, which influence the financial condition of the borrower and their ability to repay the loan, or a shortfall in the collateral value in the event of default by the borrower. The Company primarily makes such loans to in-market borrowers,

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

and bases lending decisions on factors related to the financial condition of the borrower. Risks associated with these loans are mitigated in part by the smaller amount of the individual loans spread across many borrowers.

Credit risk ratings in the consumer loan portfolio are assessed and generally require a credit risk rating change when the following events occur:

¡	New credit requests;

¡	Deterioration of credit score;

¡	Loan renewals;

¡	Appearance on delinquency reports;

¡	Identified facts demonstrate change in risk of nonpayment;

¡	Historical payment experience; and

¡	Contact with borrower provides new credit information.

The change in a borrower’s credit risk grade is not limited to the listing above. Quarterly, the Company’s credit administration department obtains a credit score refreshment report which assesses consumer loan borrower’s credit scores to identify borrowers which could have a deterioration of credit score which would trigger a credit risk grade change for a borrower. Once a credit risk grade is assessed for a loan, its classification is determined based on the expectation of repayment. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines as described below.

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

Loans Classified as Doubtful

Loans classified as doubtful have all of the weaknesses inherent in a loan classified as substandard with an added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values highly questionable and improbable. After reviewing the credit risk ratings in the loan portfolio, the second step is to develop an estimate of the loss inherent in individual loans or groups of similar loans. The estimation of probable losses takes into consideration the loan credit risk ratings and other factors such as:

¡	Loan balances;

¡	Loan pool segmentation;

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

¡	Historical loss analysis;

¡	Identification, review, and valuation of impaired loans;

¡	Changes in the economy impacting lending activities;

¡	Changes in the concentrations of various loan types;

¡	Changes in the growth rate or volume of lending activities;

¡	Changes in the trends for delinquent and problem loans;

¡	Changes in the control environment or procedures;

¡	Changes in the management and staffing effectiveness;

¡	Changes in the loan review effectiveness;

¡	Changes in the underlying collateral values of loans;

¡	Changes in the competition/regulatory/legal issues;

¡	Unanticipated events; and

¡	Changes and additional valuation for structured financing and syndicated national credits.

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

PCI Loan Pools were recorded at fair value as of the Transaction Date based on the acquirer’s estimate of collections/cash flows to be received. When reviewing cash flows for PCI Loan Pools, Management must make a determination whether the estimate of expected cash flows from these loans needs to be revised. This determination is based on actual cash flows received, general market conditions, and any information available about borrowers and their financial condition that would lead Management to conclude that expected cash flows will be substantially different from what was previously estimated. Of the factors noted above for PCI Loan Pools, those that relate specifically to the borrower, to the economy, and to credit deterioration seen for similar borrowers or similar businesses or industries will be most relevant.

As is indicated in the section above for PCI Loan Pools, the Company has aggregated all of these loans into pools with similar risk characteristics that have become the individual units of accounting. The estimates of expected cash flows are therefore calculated at the pool level. An unfavorable change in the estimate of expected cash flows due to credit may require the recognition of impairment by establishing an ALLL on a pool by pool basis. A favorable change in the estimate of expected cash flows would result in reversing any allowance previously established allowance due to an unfavorable change, but no negative allowance is recorded if the favorable change exceeds any previously recorded allowance. The excess expected cash flows are accreted into income over the remaining estimated terms of the loans in the pool. Further information on the ALLL is provided in Note 7, “Allowance for Loan and Lease Losses and Credit Quality” of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

ALLL Model Methodology

The Company considers both quantitative and qualitative factors when determining the level of estimated ALLL. Quantitative factors are based primarily on historical credit losses for each portfolio of similar loans over a time horizon or “look-back” period. The Company generally uses historical credit losses over the past six quarters as a basis for its quantitative factors. The look-back period has been the past six quarters since the second quarter of 2009, when Management shortened the timeframe to better capture current risk conditions. The shorter time frame, coupled with less reliance on qualitative factors, was determined to be more responsive to the increasing risk seen in economic conditions and rapidly deteriorating real estate collateral values over the last few years.

Qualitative factors are generally used to adjust historical loss rates based on the Company’s estimate of the losses inherent in the outstanding balance of the loan portfolio that are not fully captured by the quantitative factors alone. Qualitative factors taken into consideration in calculations of the ALLL include: concentrations of types of loans, loan growth, control environment, delinquency and classified loan trends, Management and staffing experience and turnover, economic conditions, results of independent loan review, underlying collateral values, competition, regulatory, legal issues, structured finance and syndicated national credits, and other factors. These qualitative factors are applied as adjustments to the historical loss rates when Management believes they are necessary to better reflect current conditions.

Nonaccrual Loans, Impaired Loans, and Restructures of Troubled Debt

As discussed above in the PCI Loan Pools section, the accounting for PCI loans has implications for classification and reporting disclosures of loans classified as nonaccrual, impaired, or TDRs. Because the Company’s loans were written down to fair value and pooled as of the Transaction Date, the carrying amount of these loans in the Company’s Consolidated Financial Statements is based upon amounts estimated to be collected. PCI Term Pools are not classified as nonaccrual, impaired or TDRs even though some of the underlying loans may be contractually past due, nonperforming, or restructured as TDRs. PCI Term Pools are accounted for and reported as a single unit of account, based on expectations for future cash flows, in accordance with ASC 310-30, and therefore the performance of the underlying loans within PCI Term Pools are not reported in the Company’s Consolidated Financial Statements.

The reporting for PCI Revolving Pools differs from that of PCI Term Pools, because the accounting and reporting for such loans is not within the scope of ASC 310-30, and therefore the underlying loans are required to be reported and accounted for as delinquent, nonaccrual, impaired or TDR. Quarterly, PCI Loan Pools are assessed for the overall collectibility of the expected cash flows on a pool by pool basis.

For all loans originated or purchased since the Transaction Date, when an individual borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. Generally, the Company places loans in a nonaccrual status and ceases recognizing interest income when the loan has become delinquent by 90 or more days and/or when Management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans 90 or more days delinquent if they are well secured by collateral and collection is in process.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the status is changed. Subsequent payments received from the client are applied to principal and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. In the case of commercial clients, the pattern of payment must also be accompanied by a positive change in the financial condition of the borrower.

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. However, there are some loans that are termed impaired because of doubt regarding collectability of interest and principal according to the contractual terms, which are both fully secured by collateral and are current in their interest and principal payments. Once a loan is identified as impaired, the amount of any impairment is determined based on the extent to which the Company’s recorded investment in the loan exceeds the loan’s estimated fair value. The Company determines an impaired loan’s fair value based on either the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral securing the loan. When using the fair value of the collateral securing an impaired loan as the basis for measuring impairment, the Company takes into consideration estimated costs to sell the collateral when determining the loan’s fair value. A valuation allowance is established for an impaired loan through a charge to earnings when the fair value of the loan is less than the Company’s recorded investment in the loan. An impaired loan may be placed back on accrual if the loan is no longer considered to be impaired. For additional information in obtaining the fair value of a loan, refer to Note 3, “Fair Value of Financial Instruments” of these Consolidated Financial Statements.

A loan may be restructured when the Company determines that a borrower’s financial condition has deteriorated, but still has the ability to repay at least some portion of the loan. A loan is considered to be a TDR when the borrower is experiencing financial difficulty, and the original terms have been modified in favor of the borrower such that either principal or interest has been forgiven, contractual payments are deferred, or the interest rate is reduced (i.e. a concession in accordance with ASU 2011-02). A loan may also be considered a TDR when the loan of a financially troubled borrower is renewed with the same terms as were offered when the borrower was not troubled, because it is normally expected that interest rates will be higher to cover the increased credit risk from a troubled borrower. Generally, when a loan is identified as a TDR, the loan is also disclosed as an impaired loan.

Additional information regarding loans classified nonaccrual, impaired, and TDRs is disclosed in Note 7, “Allowance for Loan and Lease Losses and Credit Quality” of these Consolidated Financial Statements.

Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation. Depreciation is expensed over the estimated useful lives of the assets. The Company depreciates assets utilizing straight line depreciation. The estimated useful lives of premises and equipment are as follows:

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

Leases

The Company leases a majority of its branches and support offices. Most of these leases are operating leases for which a monthly rental expense is recognized. However, when the terms of the lease are such that the Company is leasing the building for most of its useful economic life or the present value of the sum of lease payments represents most of the fair value of the building, the transaction is accounted for as a capital lease. In a capital lease, the building is recognized as an asset of the Company and the net present value of the contracted lease payments is recognized as a long term liability. The long term liability recognized as part of a capital lease is accounted for using the interest method, and is included in other borrowings of the Company’s Consolidated Financial Statements. The Company’s capital leases were recorded at fair value in conjunction with the Investment Transaction. The amortization charge relating to assets recorded under capital leases is included with depreciation expense.

Some of the Company’s leases have cost-of-living adjustments based on the consumer price index. Some of the leases have fixed increases provided for in the terms or increases based on the index but have a minimum increase irrespective of the change in index. In these cases, the total fixed or minimum lease expense is recognized on a straight line basis over the term of the lease. As part of the purchase accounting due to the Investment Transaction, the Company evaluated all of its leases. A liability was recorded as of the Transaction Date because the contractual operating lease payments were above the current market rates for several leased properties in aggregate. The contractual obligations for operating and capital leases are disclosed in Note 8, “Premises and Equipment” of these Consolidated Financial Statements.

Goodwill and Intangible Assets

Intangible assets are generally acquired through an acquisition with exception of mortgage serving rights. If the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so, the acquired intangible asset will be a separately recognized asset. Such intangible assets are subject to amortization over their useful lives unless they have an indefinite life. Among these identifiable intangible assets are core deposit intangibles (“CDI”), customer relationship intangible (“CRI”), and trade name intangible. The Company amortizes CDI and CRI over their estimated useful lives.

Any excess of the purchase price over the estimated fair value of the assets received and liabilities assumed is an unidentifiable intangible asset and is recorded as goodwill. Goodwill must be reviewed for impairment when there is evidence to suggest that the estimated fair value of the net assets is lower than the carrying value, or at a minimum of once a year. This evidence may be in the form of a triggering event or a series of events or developments.

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

All of the goodwill recognized in the Company’s Consolidated Financial Statements as of December 31, 2011, and 2010 is the result of the purchase accounting for the Investment Transaction. Additional information regarding goodwill and the computation of goodwill at December 31, 2011, is disclosed in Note 2, “Business Combination – Investment Transaction” and Note 9, “Goodwill and Intangible Assets” of these Consolidated Financial Statements.

Included in goodwill and other intangible assets are mortgage and other loan servicing rights associated with the sale of loans for which the servicing of the loan is retained. The Company receives a fee for servicing these loans. The right to receive this fee for performing servicing is of value to the Company and could be sold should the Company choose to do so. Companies engaged in selling loans and retaining servicing rights for a fee are required to recognize servicing rights as an asset or liability. The rights are recorded at the net present value of the fees that will be collected, less estimated servicing costs, which approximates the fair value. Loan servicing rights are amortized into noninterest income in proportion to, and over the period of, estimated future net servicing income. Estimates of the lives of the loans are based on several industry standard sources and take into consideration prepayment rates expected in the current market interest rate environment.

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

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) involves the purchase of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried as an asset at the cash surrender value of the underlying policies. In cases where the Company is a joint beneficiary of the policies, the Company has recorded a liability for the portion of the cash surrender value owned by the other party. Income from the increase in cash surrender value of the policies is reflected in noninterest income. The cash surrender value approximates fair value.

Other Real Estate Owned

Real estate acquired through foreclosure on a loan or by the surrender of real estate in lieu of foreclosure is referred to as other real estate owned (“OREO”). When real estate is foreclosed on, the

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

collateral is transferred to OREO at estimated fair value less costs to sell. If the outstanding balance of the loan is greater than the fair value of the OREO at the time of foreclosure, the excess of the loan balance over the fair value is charged-off against the ALLL or PCI Loan Pool’s valuation adjustment before recording the asset as an OREO. OREO is maintained in the Company’s Consolidated Financial Statements at the lower of its carrying value or fair value of the OREO, less estimated costs to sell. OREOs are recorded as other assets within the Consolidated Financial Statements.

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

Securities Sold Under Agreement to Repurchase

The Company enters into repurchase agreements whereby it sells securities or loans to another institution and agrees to repurchase them at a later date for an amount in excess of the sale price. While in form these are agreements to sell and repurchase, in substance they are secured borrowings in which the excess of the repurchase price over the sale price represents interest expense. This expense is accrued over the term of the borrowing. For security or collateral, the Company must pledge assets with a higher fair value than the amount borrowed. Information about the amounts held and the interest rates may be found in Note 14, “Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” of these Consolidated Financial Statements. There was a purchase accounting premium recorded as a result of the Investment Transaction for the repurchase agreements based on current market rates for similar instruments.

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

In past periods, a majority of the long term and short term debt of the Company were advances with the FHLB. Long term funding through the FHLB is collateralized by pledging qualifying loans and/or securities. Virtually all of the FHLB advances were repaid by the Company in early September 2010 from the proceeds received in the Investment Transaction and deposits maintained at the Reserve Bank. Purchase accounting adjustments were made based on current market rates for similar instruments. Refer to Note 15, “Other Borrowings” of these Consolidated Financial Statements for the current period activity within long term debt and other borrowings.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Reserve for Off-Balance Sheet Commitments

The Company has exposure to losses from unfunded loan commitments and letters of credit. Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding. Estimated losses related to these commitments are not included in the ALLL reported in Note 7, “Allowance for Loan and Lease Losses and Credit Quality” of these Consolidated Financial Statements. Instead, they are accounted for as a separate loss contingency or reserve as a liability within other liabilities on the Company’s Consolidated Balance Sheets also referred to as a “Reserve for Off-Balance Sheet Commitments.” Losses are experienced when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a party that may not be as financially sound in the current period as it was when the commitment was originally made.

The reserve for off-balance sheet commitments originated after the Transaction Date applies the same historical loss rates and qualitative factors used in the calculation for ALLL to the off-balance sheet obligations in determining an estimate of losses inherent in these contractual obligations. For off-balance sheet commitments made prior to the Investment Transaction, a different model is utilized. This model assesses the unfunded commitments for the same group of loans at the Transaction Date at the end of each quarter and applies an estimated funding factor and probability of default for the remaining unfunded commitments to estimate the required reserve. To the extent that the credit exposure has increased, additional reserve for off-balance sheet commitments will increase and to the extent the credit exposure has decreased, the off balance-sheet reserve will decrease.

The estimate of reserves for off-balance sheet commitments is included as a contingent liability under the provisions of ASC 450, Loss Contingencies and is reported within other liabilities and is adjusted for changes in the estimated reserve requirement by an adjustment to noninterest expense. Additional disclosure regarding the Company’s reserve for off-balance sheet commitments is located in Note 5, “Loans” of these Consolidated Financial Statements.

Derivative Financial Instruments

GAAP requires that all derivatives be recorded at their fair value on the balance sheet. Certain derivative transactions that meet specified criteria qualify for hedge accounting under GAAP. The Company does not hold any derivatives that meet the criteria for hedge accounting. Gains or losses associated with changes in fair value of derivative financial instruments are immediately recognized in noninterest income.

Trust Assets and Investment and Advisory Fees

The Company has a trust department and two registered investment advisory subsidiaries, MCM and REWA, each of which have fiduciary responsibility for the assets that they manage on behalf of clients. These assets are not owned by the Company and are not reflected in the Consolidated Balance Sheets. Fees for most trust services are based on the market value of client assets, and the fees are accrued monthly. All of the activity for the trust department and investment and advisory services are reported in the Wealth Management segment.

Stock-Based Compensation

The Company grants nonqualified stock options, restricted stock, performance stock options and performance restricted stock to directors and employees as a form of compensation. All stock-based

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

The amount of compensation expense to be recognized for options is based on the fair value of the options, utilizing the Black-Scholes-Merton technique, at the date of the grant. The Company historically utilized a binomial pricing model up until the Investment Transaction. After the Transaction Date, management began using the Black-Scholes-Merton technique since this model provides a more appropriate stock option valuation. The fair value for the options is estimated based on the length of their term, the volatility of the stock price in past periods, and other factors. The expected term is calculated using the simplified method. The simplified method is used because historical stock option exercise data may not provide a reasonable basis upon which to estimate the expected term. Expected volatility is based on historical volatility of the Company’s stock price. Details regarding the accounting for stock-based compensation expense are disclosed in Note 18, “Shareholders’ Equity” of these Consolidated Financial Statements.

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

Discontinued Operations—RAL and RT Programs

The Refund Anticipation Loan (“RAL”) and Refund Transfer (“RT”) Programs were sold in January 2010, requiring that the assets and liabilities of these programs be reported in the Consolidated Balance Sheets as “Assets from discontinued operations” and as “Liabilities from discontinued operations,” and that the results of operations from these programs be reported in a single line net of tax in the Consolidated Statements of Operations as “(Expense)/income from discontinued operations, net.” An abbreviated statement of operations for the programs is provided in Note 23, “Discontinued Operations – RAL and RT Programs.” Because the sale of the programs occurred before the start of the 2010 tax season, there were only staff and operating expenses in 2010.

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

liabilities represent future payments to tax authorities. In August 2011, in connection with the Investment Transaction, the Company recorded a deferred tax liability of $5.2 million related to an indefinite life trade name intangible. This related deferred tax liability will remain on the Company’s Consolidated Financial Statements as long as the SBB&T trade name intangible exists.

When realization of the benefit of a deferred tax asset is uncertain, the Company is required to recognize a valuation allowance. The valuation allowance recorded by the Company in 2009, and maintained through the current period due to a lack of assurance of future taxable income against which to apply the benefit. The Company expects to reverse a portion of the valuation allowance once it has demonstrated a sustainable return to profitability. While reversal of the valuation allowance is subject to considerable judgment, this event could occur at the point the Company has experienced consecutive profitable quarters coupled with a forecast of sufficient continuing profitability. This reversal could occur as a single event or over a period of time, depending upon the level of forecasted taxable income, the degree of risk related to realizing the forecasted taxable income, and the estimated risk related to credit quality. Management assesses the impact of Company performance on the realizability of its net deferred tax asset on a quarterly basis.

Earnings Per Share

The computation of basic earnings per share for all periods presented in the Consolidated Statements of Operations is based on the weighted average number of shares outstanding during each period retroactively adjusted for the reverse stock split effective December 28, 2010. Diluted earnings per share include the effect of common stock equivalents for the Company, which consist of shares issuable on the exercise of outstanding options and restricted stock awards and common stock warrants.

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

Segments

GAAP requires that the Company disclose certain information related to the performance of various segments of its business. Segments are defined based on how the chief operating decision maker of the Company views the Company’s operations. Management has determined that the Company has two reportable operating segments: (1) Commercial & Community Banking and (2) Wealth Management. The All Other segment is not considered an operating segment, but includes all corporate administrative support departments such as human resources, legal, finance and accounting, treasury, information technology, internal audit, risk management, facilities management, marketing, and the Bank’s holding company. In the first quarter of 2010, the RAL and RT Programs were sold and were reported as discontinued operations. Up until the sale of the RAL and RT Programs, they were a separate operating segment but, due to the sale and treatment as discontinued operations, this segment was removed from this disclosure. The factors used in determining these reportable segments are explained in Note 24, “Segments” of these Consolidated Financial Statements.

NOTE 2.	BUSINESS COMBINATION—INVESTMENT TRANSACTION

Investment Transaction

On August 31, 2010, pursuant to the terms of an Investment Agreement, dated as of April 29, 2010, by and among the Company, the Bank and SB Acquisition Company LLC, a wholly-owned subsidiary of Ford Financial Fund, L.P., the Company issued to the Investor (i) 2,250,000 shares of common stock at a purchase price of $20.00 per share and (ii) 455,000 newly created shares of its Series C Convertible Participating Voting Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $1,000 per share. As a result of the Investment Agreement, the Investor acquired and controlled 98.1% of the voting securities of the Company and followed the acquisition method of accounting and applied “purchase accounting” as described below.

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

On September 24, 2010, following the effectiveness of the amendment to the articles of incorporation and the satisfaction of certain other conditions set forth in the Certificate of Determination of Preferences of Series D Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, each outstanding share of Series D Preferred Stock converted into one share of common stock. As a result, upon the conversion of the Series D Preferred Stock, the Company issued 3,608,332 shares of common stock in the aggregate to Treasury.

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

Cash tender offers on August 31, 2010, were completed for $50.0 million in aggregate principal amount of the Bank’s Subordinated Debenture due 2014 and $18.0 million in aggregate principal amount of the Bank’s 9.22% Subordinated Bank Notes due 2011, in each case at a purchase price of $650 per $1,000 in principal amount of such securities. Additional capital of $24.0 million was recorded in retained earnings for the cash tender in the Predecessor Company since the cash tender offer was a condition of the Investment Transaction.

Shareholder Rights Offering

On October 18, 2010, the Company commenced a rights offering pursuant to which shareholders of record on August 30, 2010, were entitled to purchase, in the aggregate, up to approximately 7.27 million shares of common stock. The rights offering expired at 5:00 p.m., New York City time, on November 19, 2010. Shareholders exercised subscription rights to purchase 3.82 million shares of common stock at a subscription price of $20.00 per share. In total, the Company raised gross proceeds of approximately $76.4 million before expenses.

Purchase Accounting

Purchase accounting was applied due to 98.1% of the voting securities of the Company being issued to the Investor when the $500.0 million in cash investment proceeds were received by the Company.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 2.	BUSINESS COMBINATION—INVESTMENT TRANSACTION—CONTINUED

Purchase accounting requires that the assets purchased, the liabilities assumed, and noncontrolling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill. As part of the valuation, intangible assets were identified and a fair value was determined as required by the accounting guidance for business combinations. Accounting guidance also requires the application of “push down accounting,” whereby the adjustments of assets and liabilities to fair value and the resultant goodwill are shown in the financial statements of the acquiree.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The methodology used to estimate the fair values to apply purchase accounting are disclosed below and in Note 3, “Fair Value of Financial Instruments” of these Consolidated Financial Statements. The following table summarizes the Investment Transaction:

(dollars in thousands)
Purchase price:	$500,000

Financial Assets:
Cash and cash equivalents	$1,744,310
Investment securities	879,549
Loans	4,028,872
Goodwill	26,550
Intangible assets	75,271
Other assets	459,188

7,213,740
Financial Liabilities:
Deposits	5,190,223
Other borrowings	1,317,379
Other liabilities	124,087

6,631,689

Net financial assets	582,051
Less: Noncontrolling interest	82,051

$500,000

The above estimated fair values of assets acquired and liabilities assumed were primarily based on information that was available as of the Transaction Date. The accounting guidance for acquisitions anticipates that additional information may become available relevant to the fair value of assets or liabilities as of the acquisition date. During what is termed a “measurement period” not to exceed one year, the acquirer may make adjustments to the fair values to reflect this additional information with corresponding increases or decreases to goodwill. During the period of January 1, 2011, through August 31, 2011, the Company made additional adjustments to the purchase price allocation, within the measurement period. The table above, includes all of the measurement period adjustments for the Investment Transaction. These adjustments are discussed in Note 9, “Goodwill and Intangible Assets” of these Consolidated Financial Statements. The net effect of these adjustments was an increase to goodwill of $4.9 million.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 2.	BUSINESS COMBINATION—INVESTMENT TRANSACTION—CONTINUED

A summary and description of the major classes of assets and liabilities fair valued in conjunction with applying purchase accounting is as follows:

Cash and Cash Equivalents

The fair value of cash and cash equivalents is the balance outstanding of $1.74 billion held at the Transaction Date. This amount includes the $500.0 million in proceeds from the Investment Transaction.

Investment Securities

Investment securities available for sale are reported at fair value and were $879.5 million on the Transaction Date. The fair value of the investment securities is based on values obtained from a third party which are based on recent activity for the same or similar securities. Prior to the Investment Transaction, the amortized cost or accounting basis of these securities was $846.5 million. In accounting for the Investment Transaction, the difference between the accounting basis and the fair value was recognized as a purchase accounting adjustment and the difference between the fair value and the par amount of the security became the new premium or discount for each security held by the Company to be amortized over their remaining terms using the effective interest method.

Loans

All loans in the held for investment loan portfolio at the Transaction Date were reviewed and a fair value of $4.03 billion was assigned in accordance with the accounting guidance for receivables. The recorded investment in loans prior to the Investment Transaction was $4.46 billion. All loans acquired are considered to be PCI Term Pools or PCI Revolving Pools in accordance with ASC 310-30 and ASC 310-20, respectively as disclosed in Note 1,” Summary of Significant Accounting Policies” of these Consolidated Financial Statements. The fair value was based on an analysis conducted by the Investor’s acquisition team and independent third parties using assumptions consistent with those used by a market participant. Factors considered in determining fair values depending on the loan type were:

¡	Changes in market interest rates since the date of origination;

¡	Debt to equity or net worth ratios for borrowers;

¡	Historical loss experience by type of loan;

¡	Loan files lacking current financial data related to borrowers and guarantors;

¡	Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow, or business interruptions;

¡	Loans secured by collateral that is not readily marketable or that is susceptible to deterioration in realizable value;

¡	Loans to borrowers in industries experiencing economic instability; and

¡	Loan documentation and compliance exceptions.

For additional information regarding the PCI Term Pools and PCI Revolving Pools, refer to Note 6, “Purchased Credit Impaired Pools” of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 2.	BUSINESS COMBINATION—INVESTMENT TRANSACTION—CONTINUED

Goodwill

As disclosed above, the excess of purchase consideration over the net assets being reported at fair value resulted in goodwill of $26.6 million. The goodwill primarily represents the value of the Company’s deposit franchise and therefore was mostly attributed to the Commercial & Community Banking segment. The calculation of goodwill requires significant estimates by Management for each reporting unit, such as, which peer companies to use; the application of market multiples of publicly traded peer companies and a determination of the appropriate control premium, if any; the forecasting of future income; a calculation of discounted cash flows; and other methodologies used to obtain the fair value of the underlying assets and liabilities. Recognizing that not all information relevant to the fair value of assets and liabilities will be immediately available at the time of an acquisition, GAAP permits adjustments to goodwill during a measurement period not to exceed one year. The Company made some such adjustments through August 31, 2011, as discussed in Note 9, “Goodwill and Intangible Assets,” of these Consolidated Financial Statements. The table above that summarizes the Investment Transaction includes the effect of those adjustments. There were no additions to or reductions of goodwill during 2010, and 2011, other than from this transaction.

The Investment Transaction was nontaxable and, as a result, there is no tax basis in the goodwill. Accordingly, none of the goodwill associated with the acquisition is deductible for tax purposes.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 2.	BUSINESS COMBINATION—INVESTMENT TRANSACTION—CONTINUED

Other Intangible assets

A summary of the other intangible assets identified as part of the Investment Transaction and the respective estimated useful lives over which the intangible assets will be amortized as a noninterest expense are shown in the following table:

Intangible Description	Fair Value	Estimated Useful Life (In Years)
(dollars in thousands)
Customer deposit intangible:	$39,779	10.0

Customer relationship intangible:
PCB trust department	12,142	13.8
MCM	4,364	13.1
REWA:	2,708	13.0

	19,214

Trade name:
Santa Barbara Bank & Trust	12,471	Indefinite
MCM	49	3.3
REWA	29	3.3
All other trade names	188	2.3

	12,737

Loan servicing rights:
Mortgage	2,201	22.7
SBA	1,182	3.3

	3,383

Non-compete agreements:
REWA	113	3.3
MCM	45	3.3

	158

Total intangibles	$75,271

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

The amounts and types of deposit accounts evaluated for the CDI were $1.54 billion of demand deposit accounts, $658.1 million of MMDA and $363.3 million of savings accounts. The CDI valuation was $27.5 million for demand deposit accounts, $11.9 million for money market accounts, and $332,000 for

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

CDs were not included in the valuation of CDI because their rates are such that it is not more advantageous to maintain these specific deposits than it would be to replace them with new term deposits at the current lower rates available in the market. As discussed below, the higher rates associated with these accounts required the recognition of an additional liability.

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

The value of the CRI is based on the present value of future cash flows arising from the management of trusts and investment advisory fees generated from the Company’s trust department, MCM and REWA based on the assets under management at August 31, 2010, and the forecasted income generated from these relationships. The valuation of this intangible asset involved three steps: determining the useful life of the intangible asset, determining the resulting cash flows of the intangible and determining the discount rate. The assets under management as of the Transaction Date were $2.05 billion for the the Company’s trust department, $838.4 million for MCM and $438.8 million for REWA.

Trade Name Intangible

Trademarks, service marks and other registered marks (collectively referred to as the “Trade Name”) can have great significance to clients. The function of a mark is to indicate to the consumer the sources from which goods and services originate. A high level of public recognition of a Trade Name is likely to result in a high degree of buyer acceptance. The consumer identifies the particular product characteristics with the Trade Name, and this association can help sell the product. When the product’s reputation has been established in conjunction with the use of the Trade Name, the marketability of the product is often greatly enhanced. A Trade Name that has been established over time and serves to enhance the future revenue prospects of the target company will have value to an acquirer.

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

“indefinite” does not mean the same as infinite or indeterminate. The useful life of an intangible asset is indefinite if that life extends beyond the foreseeable horizon—that is, there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the reporting entity.

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

$236,092

Deposits

Term deposits were not included as part of the CDI valuation because the rates on the Company’s term deposits do not represent an advantage relative to what market rates for term deposits were on the Transaction Date. Instead, a separate valuation of term deposit liabilities was conducted. The term deposits which were evaluated for purchase accounting consisted of CDs, brokered deposits and Certificate of Deposit Account Registry Services (“CDARS”) CDs. The fair value of these deposits was determined by first stratifying the deposit pool by quarterly maturity and calculating the average interest rate for each maturity bucket. Then cash flows were projected by period and discounted to present value using current market interest rates. Based on the characteristics of the certificates, either a retail rate or a brokered CDs rate was used.

CD liabilities had a fair value of $2.08 billion as of the Transaction Date, compared to a carrying value of $2.06 billion for an amortizable premium of $17.8 million. Brokered Deposit liabilities had a fair value of $389.8 million as of August 31, 2010, compared to a carrying value of $383.3 million for an amortizable premium of $6.6 million. CDARs liabilities had a fair value of $37.6 million as of the Transaction Date, compared to a carrying value of $37.3 million for an amortizable premium of $300,000. The Company amortizes these premiums into income as a reduction of interest expense using the effective interest method over the weighted average term.

Other Borrowings

Included in long term debt and other borrowings in the summary table above are FHLB advances, subordinated debt, securities sold under agreements to repurchase and trust preferred debt securities.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 2.	BUSINESS COMBINATION—INVESTMENT TRANSACTION—CONTINUED

These were fair valued by developing cash flow estimates for each of these debt instruments based on scheduled principal payments, current interest rates on similar securities with comparable remaining terms, and prepayment penalties. The amortization term for any premium or discount was calculated based on scheduled principal payments. Once the cash flows were determined, a market rate for comparable debt was used to discount the cash flows to the present value. The Company amortizes the premium and accretes the discount into income using the effective interest method over the contractual term as an adjustment to interest expense.

FHLB advances had a fair value of $879.1 million as of the Transaction Date, compared to a book value of $823.4 million for an amortizable premium of $55.7 million. The subordinated debt had a fair value of $42.7 million as of the Transaction Date compared to a book value of $53.0 million with an accretable discount of $10.3 million. Securities sold under agreements to repurchase had a fair value of $324.4 million as of the Transaction Date, compared to a carrying value of $304.3 million for an amortizable premium of $20.0 million. The trust preferred securities had a fair value of $51.1 million as of the Transaction Date compared to a book value of $69.4 million with an accretable discount of $18.2 million.

Other Liabilities

As part of the purchase accounting, contingent liabilities were required to be fair valued. The Company’s contingent liabilities are for the subsequent earn-out payment amounts related to the acquisition of MCM and REWA as described below.

Earnout Liability

When the Company acquired MCM and REWA, a portion of the purchase price was deferred and structured as an earnout payment in future periods. A discounted cash flow methodology based on projected earnings before depreciation and tax was used to estimate the fair value of these contractual obligations at the Transaction Date. The earnout liability had a fair value of $11.5 million as of the Transaction Date, based on the forecasted income for these subsidiaries owned by the Bank for the earnout periods, excluding depreciation and income taxes.

Deferred Tax Liability

A deferred tax liability of $5.2 million was recognized for the SBB&T indefinite life trade name intangible within the one year measurement period after the Investment Transaction. This deferred tax liability will remain on the Company’s Consolidated Financial Statements as long as the SBB&T trade name exists.

Lease Liability

The Company operates approximately 60 properties under long term leases. Two of these are capital leases and the remainder are operating leases. The classification of leases as operating or capital was not changed in applying purchase accounting.

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

relative to the market terms of leases at the Transaction Date to the extent that the existing lease terms were higher than the current market terms, and a liability of $5.1 million was recognized as part of the purchase accounting.

Transaction Expenses

The Company incurred approximately $12.6 million of expenses in connection with the transaction, consisting of $7.8 million of investment banking services, $4.4 million of legal services, and $375,000 of accounting and valuation services. These transaction costs were recorded in the Predecessor Company operating expenses as services were provided. Additionally, as required by the Investment Agreement, the Company reimbursed certain transaction-related third party due diligence, valuation and legal costs of the Investor of approximately $7.9 million. The $7.9 million of expenses were recorded as a reduction of the $500.0 million of proceeds received from the issuance of preferred and common shares in the successor period.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 3.	FAIR VALUE OF FINANCIAL INSTRUMENTS—CONTINUED

hierarchy. Such quoted prices are available for the Company’s United States Department of the Treasury (“U.S. Treasury”) securities. The remainder of the Company’s securities are quoted using observable market information for similar assets which requires the Company to report and use Level 2 pricing for them. When observable market information is not available for securities or there is limited activity or less transparency around inputs, such securities would be classified within Level 3 of the valuation hierarchy. The Company does not have any securities within the Level 3 hierarchy.

Derivatives

The Company’s swap derivatives are not listed on an exchange and are instead executed over the counter (“OTC”). As no quoted market prices exist for such instruments, the Company values these OTC derivatives primarily based on third party broker pricing indications and valuation techniques that use readily observable market parameters. As a result, the swap values are classified within Level 2 of the fair value hierarchy.

As discussed in Note 1, “Summary of Significant Accounting Policies,” of these Consolidated Financial Statements, prior to the funding of a mortgage loan, the Company may provide an interest rate lock commitment and mandatory delivery contracts for mortgage loans originated for sale that qualify as derivatives under GAAP. The value of the interest rate lock commitments is based on the change in interest rates between the date the interest rate lock commitment is executed and the date the loan is funded. The interest rates used to fair value these derivatives are from similar assets in observable markets. The value of the mandatory delivery contract is calculated by comparing the price on the contract accepted date to the price on the actual sale date on similar assets that are currently being sold. As a result, these derivatives are classified within Level 2 of the fair value hierarchy.

Foreclosed Collateral

Foreclosed collateral is carried at fair value less estimated cost to sell. Fair value is determined by the lower of suggested market prices obtained from independent certified appraisers, the current listing price, or the net present value of expected cash flows of the asset received. When the fair value of the collateral is based on a current appraised value or the appraised value, the asset is classified as nonrecurring Level 2. When a net present value technique using the cash flows of the asset received is used, the asset is classified as nonrecurring Level 3.

Mortgage and Other Loan Servicing Rights

Servicing rights are carried at the lower of aggregate cost or estimated fair value. Servicing rights are subject to quarterly impairment testing. When the fair value of the servicing rights is lower than their carrying value, impairment is recorded by establishing or increasing the amount of a valuation allowance so that the net carrying amount is equal to the fair value. The Company uses independent third parties to value the servicing rights. The valuation model takes into consideration discounted cash flows using current interest rates and prepayment speeds for each type of the underlying asset being serviced. The Company uses discounted cash flows to obtain the fair value for servicing rights and therefore servicing rights are classified as nonrecurring Level 3.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 3.	FAIR VALUE OF FINANCIAL INSTRUMENTS—CONTINUED

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2011, and December 31, 2010, are summarized in the following tables:

		Recurring Fair Value Measurements at Reporting
	Successor Company As of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Available for Sale:
U.S. Agency securities	$114,906	$—	$114,906	$—
Collateralized mortgage obligations	938,963	—	938,963	—
Mortgage-backed securities (1)	237,045	—	237,045	—
State and municipal securities	212,511	—	212,511	—

Total available for sale securities	1,503,425	—	1,503,425	—
Fair value swap asset	9,200	—	9,200	—
Fair value of derivative loan contracts	8	—	8	—

Total assets at fair value	$1,512,633	$—	$1,512,633	$—

Liabilities:
Fair value swap liability	$9,242	$—	$9,242	$—
Fair value of derivative loan contracts	2	—	2	—

Total liabilities at fair value	$9,244	$—	$9,244	$—

(1)	The mortgage-backed securities (“MBS”) included in the tables above are residential MBS.

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 3.	FAIR VALUE OF FINANCIAL INSTRUMENTS—CONTINUED

		Recurring Fair Value Measurements at Reporting
	Successor Company As of December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Available for Sale:
U.S. Agency securities	$268,443	$—	$268,443	$—
Collateralized mortgage obligations	608,425	—	608,425	—
Mortgage-backed securities (1)	197,912	—	197,912	—
Asset-backed securities	1,754	—	1,754	—
State and municipal securities	201,566	—	201,566	—

Total available for sale securities	1,278,100	—	1,278,100	—
Fair value swap asset	10,692	—	10,692	—

Total assets at fair value	$1,288,792	$—	$1,288,792	$—

Liabilities:
Fair value swap liability	$11,240	$—	$11,240	$—

Total liabilities at fair value	$11,240	$—	$11,240	$—

(1)	The MBS included in the tables above are residential MBS.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 3.	FAIR VALUE OF FINANCIAL INSTRUMENTS—CONTINUED

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required to periodically measure certain financial assets at fair value on a nonrecurring basis. The financial assets identified in the table below are fair value measurements that resulted from the application of lower of cost or fair value accounting and were written-down to the fair value during the twelve months ended December 31, 2011, and the four months ended December 31, 2010. The amounts disclosed in the table below represent the fair value as of the date of the most recent fair value adjustment. A summary of the assets that had nonrecurring fair value measurements to the carrying value during the period are summarized in the table below.

		Nonrecurring Fair Value Measurements at Reporting
	Successor Company	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)	Losses for the twelve months ended December 31, 2011
	Twelve months ended December 31, 2011
	(dollars in thousands)

Foreclosed collateral	$27,701	$—	$27,701	$—	$6,585	(1)
Servicing rights	342	—	—	342	170	(2)

Total assets at fair value	$28,043	$—	$27,701	$342	$6,755

		Nonrecurring Fair Value Measurements at Reporting
	Successor Company	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)	Losses for the four months ended December 31, 2010
	Four months ended December 31, 2010
	(dollars in thousands)

Foreclosed collateral	$1,412	$—	$1,412	$—	$152	(1)
Servicing rights	236	—	—	236	10	(2)

Total assets at fair value	$1,648	$—	$1,412	$236	$162

(1)	Losses were recognized due to the decline in real estate values.
(2)	Losses were recognized due to the decline in interest rates, which resulted in higher prepayments.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 3.	FAIR VALUE OF FINANCIAL INSTRUMENTS—CONTINUED

Disclosure of the Fair Value of Financial Instruments

The disclosure below provides the carrying value and fair value of the financial instruments which are not carried on the Company’s Consolidated Financial Statements at fair value or are carried at the lower of cost or fair value and not disclosed in the recurring or nonrecurring fair value measurements in the tables above.

	Successor Company
	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Assets:
Cash and due from banks	$49,324	$49,324	$45,820	$45,820
Interest bearing demand deposits in other financial institutions	173,408	173,408	450,044	450,044
Loans held for investment, net	3,655,433	3,704,493	3,760,997	3,723,796

Liabilities:
Deposits	4,617,040	4,636,267	4,906,788	4,920,051
Other borrowings	66,524	70,735	121,014	120,184
Securities sold under agreements to repurchase	315,919	318,370	319,737	318,354
Federal funds purchased	—	—	1,500	1,500

A summary of the valuation methodology used to disclose the fair value of the financial instruments in the table above is as follows:

Cash and Due from Banks and Interest Bearing Demand Deposits in Other Financial Institutions

The carrying values of cash and interest bearing demand deposits in other financial institutions represent the fair value.

Loans Held for Investment, net

The carrying value of the loans held for investment at December 31, 2011, and December 31, 2010, was significantly impacted by the write down to fair value at the Transaction Date due to the application of purchase accounting related to the Investment Transaction. At the Transaction Date, the loans purchased were at fair value based on the contractual cash flows expected to be collected. The fair value presented above is calculated based on the present value of expected principal and interest cash flows. The carrying value of the loans is net of the ALLL which represents Management’s evaluation of expected credit losses inherent in those loan portfolios. These methods are based on the entrance price concept versus the exit price concept described in ASC 820, Fair Value Measurements.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 3.	FAIR VALUE OF FINANCIAL INSTRUMENTS—CONTINUED

Deposits

The fair value of demand deposits, money market accounts, and savings accounts is the amount payable on demand at December 31, 2011, and December 31, 2010. The fair value of fixed-maturity CDs is estimated by discounting the interest and principal payments using the rates currently offered for deposits of similar remaining maturities.

Other Borrowings

The fair value of trust preferred securities is estimated by discounting the interest and principal payments using current market rates for comparable securities.

Securities Sold Under Agreements to Repurchase

The fair value of repurchase agreements is determined by reference to rates in the wholesale repurchase market. The rates paid to the Company’s clients are slightly lower than rates in the wholesale market and, consequently, the fair value will generally be less than the carrying amount. The fair value of the long term repurchase agreements is determined in the same manner as other borrowings, above.

Federal Funds Purchased

The carrying value of Federal funds purchased is a reasonable estimate of the fair value.

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

NOTE 4.	INVESTMENT SECURITIES

Trading Securities

At December 31, 2011, and December 31, 2010, the Company did not hold any trading securities. As discussed in Note 2, “Business Combination – Investment Transaction” of these Consolidated Financial Statements, the securities which were held in the Company’s trading portfolio were transferred to the AFS portfolio on the Transaction Date as part of the Investment Transaction.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 4.	INVESTMENT SECURITIES—CONTINUED

A summary of investment securities held by the Company at December 31, 2011, and 2010, is as follows:

	Successor Company
	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)
Available for sale:
U.S. Agency securities (1)	$114,278	$628	$—	$114,906
Mortgage-backed securities (2)	232,737	4,378	(71)	237,044
Collateralized mortgage obligations (3)	931,875	9,471	(2,382)	938,964
Asset-backed securities	—	—	—	—
State and municipal securities	209,930	4,583	(2,002)	212,511

Total securities	$1,488,820	$19,060	$(4,455)	$1,503,425

	Successor Company
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale:
U.S. Agency securities (1)	$268,383	$174	$(114)	$268,443
Mortgage-backed securities (2)	200,918	140	(3,146)	197,912
Collateralized mortgage obligations (3)	619,621	288	(11,484)	608,425
Asset-backed securities	1,754	—	—	1,754
State and municipal securities	220,528	14	(18,976)	201,566

Total securities	$1,311,204	$616	$(33,720)	$1,278,100

(1)

U.S. Agency securities are general obligations that are not backed by the full faith and credit of the United States government and consist of Government Sponsored Enterprises issued by the Federal Farm Credit, Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Bank and Tennessee Valley Authority.

(2)

MBS are securitized mortgage loans that are not backed by the full faith and credit of the United States Government and consist of Government Sponsored Enterprises which guarantee the collection of principal and interest payments. The securities primarily consist of securities issued by FHLMC and FNMA.

(3)

Collateralized mortgage obligations (“CMO’s”) are securities which pool together mortgages and separate them into short, medium, or long term positions called tranches. The CMO’s in the table above primarily consist of securities issued by Government National Mortgage Association (“GNMA”), FNMA, FHLMC and private label.

Available for Sale Securities

At December 31, 2011, and 2010, the Company held $1.50 billion and $1.28 billion, respectively, of securities in its AFS portfolio. Unrealized gains or losses relating to AFS securities are accounted for by adjusting the carrying amount of the securities. An offsetting entry after the adjustment for taxes at the Company’s corporate effective tax rate, when applicable, is recognized in OCI.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 4.	INVESTMENT SECURITIES—CONTINUED

Fair values are obtained from independent sources based on current market prices for the specific security held by the Company or for a security with similar characteristics. If a security is in an unrealized loss position, Management is required to determine whether or not the security is temporarily or permanently impaired.

The following table shows all AFS securities that are in an unrealized loss position and temporarily impaired as of December 31, 2011, and 2010.

	Successor Company
	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Municipal bonds	$6,359	$(21)	$45,230	$(1,981)	$51,589	$(2,002)
Mortgage-backed securities	2,784	(36)	2,910	(35)	5,694	(71)
Collateralized mortgage obligations	184,141	(1,978)	1,450	(404)	185,591	(2,382)

Total	$193,284	$(2,035)	$49,590	$(2,420)	$242,874	$(4,455)

	Successor Company
	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
U.S. Treasury/U.S. Agencies	$115,909	$(114)	$—	$—	$115,909	$(114)
Municipal bonds	197,916	(18,976)	—	—	197,916	(18,976)
Mortgage-backed securities	160,966	(3,146)	—	—	160,966	(3,146)
Collateralized mortgage obligations	572,986	(11,484)	—	—	572,986	(11,484)

Total	$1,047,777	$(33,720)	$—	$—	$1,047,777	$(33,720)

As of December 31, 2011, and December 31, 2010, 142 and 526 AFS securities were in a loss position, respectively. The $4.5 million and $33.7 million of unrealized losses for the AFS portfolio as of December 31, 2011, and December 31, 2010, respectively, are primarily a result of changes in market interest rates. The fair value is based on current market prices obtained from independent sources for each security held. If a security is in an unrealized loss position, Management is required to determine whether or not the security is temporarily or permanently impaired. At December 31, 2011, the issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the most recent credit ratings on all securities have an investment grade rating, except for one security. The one security which has a credit rating below investment grade is a municipal bond which is current on all interest payments and is a General Obligation Municipal Bond. At December 31, 2011, Management does not intend to sell any of the securities in a loss position nor are there any conditions present at December 31, 2011, that would require Management to sell them. As such, Management does not believe that there are any securities that are other-than-temporarily impaired as of December 31, 2011.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 4.	INVESTMENT SECURITIES—CONTINUED

Contractual Maturities for Securities Portfolio

The amortized cost and estimated fair value of debt securities at December 31, 2011, and 2010, by weighted average contractual maturity, are shown in the table below.

	Successor Company
	December 31, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Available for sale securities:
In one year or less	$83,611	$83,892	$101,430	$100,821
After one year through five years	1,063,218	1,072,379	785,739	775,438
After five years through ten years	190,895	194,750	258,091	252,180
After ten years	151,096	152,404	165,944	149,661

Total securities	$1,488,820	$1,503,425	$1,311,204	$1,278,100

Expected maturities will differ from contractual maturities because borrowers or issuers have the right to call or prepay investment securities. Changes in interest rates may also impact borrowers or issuers of investment securities and cause them to prepay investment securities earlier than the contractual term.

Sales and Calls of Securities

The following table summarizes the securities sold and called for the last three years.

	Successor Company
	Twelve Months Ended December 31, 2011			Four Months Ended December 31, 2010
	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses
	(dollars in thousands)
Available for sale:
Sales	$10,709	$27	$(228)	$—	$—	$—
Calls	$61,481	$—	$(50)	$72,584	$—	$(32)

	Predecessor Company
	Eight Months Ended August 31, 2010			Twelve Months Ended December 31, 2009
	Proceeds	Gross Gains	Gross Losses	Proceeds	Gross Gains	Gross Losses
	(dollars in thousands)
Trading:
Sales	$—	$—	$—	$180,086	$7,517	$—

Available for sale:
Sales	$69,133	$5,926	$(433)	$127,601	$10,944	$—
Calls	$277,855	$343	$(169)	$573,955	$94	$(3,174)

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 4.	INVESTMENT SECURITIES—CONTINUED

Interest Income

The following table summarizes interest income from investment securities:

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Interest income for Trading:
Mortgage backed securities	$—	$—	$143	$5,131

Total interest income for trading securities	—	—	143	5,131

Interest income for AFS securities:
Taxable:
U.S. Treasury securities	—	3	219	530
U.S. Agency securities	1,363	618	5,626	16,362
Asset-backed securities	73	81	92	139
CMO’s and MBS	17,922	3,274	6,388	10,937
Nontaxable:
State and municipal securities	8,628	2,896	7,727	14,791

Total interest income for AFS securities	27,986	6,872	20,052	42,759

Total securities	$27,986	$6,872	$20,195	$47,890

Pledged Securities

Securities with a carrying value of approximately $688.3 million and $671.2 million at December 31, 2011, and 2010, respectively, were pledged to secure public funds, trust deposits, repurchase agreements and other borrowings as required or permitted by law.

Investment in FHLB and Reserve Bank Stock

The Company’s investment in stock of the FHLB was $54.3 million and $64.8 million at December 31, 2011, and 2010, respectively. As with other investment securities, the investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. Based on the current capital adequacy, liquidity position and recent credit ratings of the FHLB, Management believes there is no impairment in the Company’s investment at December 31, 2011, and that the cost of the investment approximates fair value. The Company’s investment in stock of the Reserve Bank was $18.8 million and $18.2 million at December 31, 2011, and 2010, respectively. The investments of FHLB and Reserve Bank stock are included in FHLB stock and other investments on the Company’s Consolidated Balance Sheets.

NOTE 5.	LOANS

Loans Held for Sale

At December 31, 2011, and 2010, the carrying value of loans held for sale was $3.1 million, and $16.5 million, respectively, and represents residential 1 to 4 family unit loans.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 5.	LOANS—CONTINUED

Loans held for investment

The composition of the Company’s loans held for investment portfolio at carrying value is as follows:

	Successor Company
	December 31,	December 31,
	2011	2010
	(dollars in thousands)
Real estate:
Residential—1 to 4 family	$1,040,126	$897,478
Multifamily	344,643	254,511
Commercial	1,588,852	1,745,589
Construction	185,400	234,837
Revolving—1 to 4 family	249,857	280,753
Commercial loans	189,226	266,702
Consumer loans	49,977	60,713
Other loans	12,880	20,934

Total loans held for investment	$3,660,961	$3,761,517

The table above includes PCI Term Pools and PCI Revolving Pools, which were recorded at fair value at the Transaction Date. The loan balances above are net of deferred loan origination fees, commitment extension fees and origination costs of $1.1 million and $22,000 at December 31, 2011, and 2010, respectively. The unamortized net deferred costs at December 31, 2011, and 2010, relate only to loans originated after the Transaction Date. Unamortized net deferred fees were eliminated in the purchase accounting at the Transaction Date.

A summary of the carrying balances of loans originated since the Transaction Date are as follows, and excludes loans held for sale:

	Successor Company
	December 31,	December 31,
	2011	2010
	(dollars in thousands)
Real estate:
Residential—1 to 4 family	$296,257	$7,652
Multifamily	151,417	—
Commercial	114,307	—
Construction	1,793	—
Revolving—1 to 4 family	3,890	1,237
Commercial loans	11,622	2,553
Consumer loans	6,404	1,155
Other loans	2,335	3,807

Total	$588,025	$16,404

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 5.	LOANS—CONTINUED

Loan Purchases

The following table summarizes loans the Company purchased during:

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010

Real estate:
Residential—1 to 4 family	$109,713	$—	$—
Multifamily	112,012	—	—
Commercial	101,793	—	—
Net, purchase discount	(8,528)	—	—

Total loans purchased	$314,990	$—	$—

Successor Company

During the twelve months ended December 31, 2011, the Company purchased $323.5 million of loans at a net discount of $8.5 million. Residential real estate 1 to 4 family units, loans were purchased at a premium, while commercial real estate and multifamily loans were purchased at a discount. The loans purchased during the twelve months ended December 31, 2011, are performing and not considered purchased credit impaired.

The determination to not classify loans purchased at a discount as purchased credit impaired was based on due diligence performed prior to their purchase. When reviewing and selecting loans for purchase, the Company required that the loans have no delinquencies during the previous 36 months, i.e. all contractual payments had been made on time. In addition, a majority of the loans purchased were seasoned loans which were originated prior to 2005. All these loans were assigned an internal credit risk grade of “Pass.”

There were no loan purchases during the four months ended December 31, 2010.

Predecessor Company

There were no loan purchases during the eight months ended August 31, 2010.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 5.	LOANS—CONTINUED

Loan Sales and Transactions

A summary of the loan sale activities by loan portfolio, excluding SBA loans, is below.

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009

Loans sold:
Residential real estate loans	$65,636	$81,789	$106,014	$296,074
Commercial loans	—	12,526	16,522	5,763
Commercial real estate and construction loans	2,500	—	1,840	86,591

Total loans sold, net carrying value	$68,136	$94,315	$124,376	$388,428

Net gain on loans sold:
Net gain on residential real estate loans	$1,085	$1,602	$1,382	$3,521
Net gain on commercial loans	—	—	3,520	—
Net gain/(loss) on commercial real estate and construction loans	—	—	131	(1,404)

Total net gain on loans sold	$1,085	$1,602	$5,033	$2,117

Loans sold with servicing released:
Residential real estate loans	$29,716	$75,590	$85,250	$140,300
Commercial loans	—	12,526	16,522	5,763
Commercial real estate and construction loans	2,500	—	1,840	86,591

Total loans sold with servicing released, net carrying value	$32,216	$88,116	$103,612	$232,654

Loans sold with servicing retained:
Residential real estate loans	$35,920	$6,199	$20,764	$155,774

Total loans sold with servicing retained, net carrying value	$35,920	$6,199	$20,764	$155,774

Servicing rights recorded on loans sold:	$365	$67	$227	$1,715

Residential real estate loans sold:
Loans sold that were originated for sale	$65,325	$81,675	$90,474	$222,644
Loans sold from held for investment portfolio	$311	$114	$15,540	$73,430

Pledged Loans

At December 31, 2011, loans secured by residential and commercial real estate with principal balances totaling $45.9 million were pledged to the FHLB as collateral for borrowings. At December 31, 2010, $1.88 billion in loans were pledged to the FHLB and $545.8 million were pledged to the Reserve Bank. These amounts pledged do not represent the amount of outstanding borrowings that are required to be supported by collateral. The Company maintains an excess of collateral at these institutions so that it may borrow without having to first transfer collateral to them.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 5.	LOANS—CONTINUED

Unfunded Loan Commitments and Letters of Credit

As of December 31, 2011, and 2010, the contractual commitments for unfunded commitments and letters of credit are as follows:

	Successor Company
	December 31, 2011
	Total	Less than one year	One to three years	Three to five years	More than five years

	(dollars in thousands)
Unfunded commitments	$488,611	$145,827	$60,156	$81,248	$201,380
Standby letters of credit and financial guarantees	69,426	40,553	13,417	3,119	12,337

Total	$558,037	$186,380	$73,573	$84,367	$213,717

	Successor Company
	December 31, 2010
	Total	Less than one year	One to three years	Three to five years	More than five years

	(dollars in thousands)
Unfunded commitments	$533,237	$149,067	$47,451	$85,723	$250,996
Standby letters of credit and financial guarantees	70,809	20,102	26,224	14,382	10,101

Total	$604,046	$169,169	$73,675	$100,105	$261,097

Included in unfunded loan commitments are secured and unsecured lines and letters of credit and loans which have approved applications, but they have not been funded. Letters and lines of credit are commitments to extend credit and standby letters of credit for the Bank’s clients. These commitments meet the financing needs of the Bank’s clients in the normal course of business and are commitments with “off-balance sheet” risk since the Bank has committed to issuing funds to or on behalf of clients, but there is no current loan outstanding.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a client to a third party in borrowing arrangements. At December 31, 2011, the maximum undiscounted future payments that the Company could be required to make were $558.0 million. Approximately 33.4% of these arrangements mature within one year. The Company generally has recourse to recover from the client any amounts paid under these guarantees. Most of the guarantees are fully collateralized by the same types of assets used as loan collateral, however several are unsecured.

The Company anticipates that a majority of the above commitments will not be fully drawn on by clients. Consumers do not tend to borrow the maximum amounts available under their home equity lines and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies. A majority of the lines of credit are adjustable rate commitments that are tied to prime or a base-lending rate. If a rate is fixed on a line of credit, the commitments are not usually for more than three months.

The Company has exposure to loan losses from unfunded loan commitments and letters of credit. Since the funds have not been disbursed on these commitments, they are not reported as loans

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 5.	LOANS—CONTINUED

outstanding. Loan losses related to these commitments are not included in the ALLL reported in Note 7, “Allowance for Loan and Lease Losses and Credit Quality” of these Consolidated Financial Statements; instead, they are accounted for as a separate loss contingency or reserve, and reported as a liability within other liabilities on the Company’s Balance Sheets. The reserve for the unfunded loan commitments and letters of credit was $16.2 million and $19.0 million at December 31, 2011, and 2010, respectively. The reserve for unfunded loan commitments declined $2.8 million in 2011, primarily due to the expiration of commitments.

The table below summarizes the reserve for unfunded loan commitments.

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009

Beginning balance	$19,032	$19,000	$16,259	$8,014
Additions/(reductions), net	(2,848)	32	2,741	8,245

Balance	$16,184	$19,032	$19,000	$16,259

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

With respect to collateral, the Bank has a concentration of loans collateralized by real estate, which is somewhat diversified by the type of real estate collateral. Collateral for real estate secured loans include 1-4 units of single family residential, multifamily residential, and commercial buildings of various types. At December 31, 2011, commercial real estate loans comprised 43.4% of the Company’s loan portfolio but diversified among types of property and types of commercial businesses.

The Company has a diversity of products it provides to clients. The Commercial & Community Banking segment serves consumers and small businesses by offering lines of credit, equity lines and loans, automobile loans, and residential mortgage loans. This segment also serves large business clients with traditional commercial lending products such as commercial and commercial real estate loans, lines of credit, letters of credit, asset based lending, foreign exchange services and treasury management.

Related Parties

In the ordinary course of business, the Company has extended credit to directors and executive officers of the Company. These related party loans totaled $1.9 million and $17.3 million at December 31, 2011, and 2010, respectively. At December 31, 2011, the maturities of the related party loans were approximately 30 years, and were made to senior officers of the Company. Such loans are subject to ratification by the Board of Directors, exclusive of the borrowing director or officer. Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to non-related party borrowers of similar credit worthiness.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 6.	PURCHASED CREDIT IMPAIRED POOLS

As discussed in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements, the Company has classified all of the loans acquired on the Transaction Date as PCI loans and pooled the purchased loans into pools of loans which have similar risk characteristics. PCI loans which have revolving lines of credit are referred to as PCI Revolving Pools while the remainder of the loans purchased are referred to as PCI Term Pools.

The following table summarizes all of the loans purchased on the Transaction Date:

	Successor Company
	PCI Term	PCI Revolving
	Pools	Pools	Total
	(dollars in thousands)
Contractually required payments including interest	$6,039,204	$978,874	$7,018,078
Difference related to credit	(1,781,386)	(289,679)	(2,071,065)

Cash flows expected to be collected	4,257,818	689,195	4,947,013
Difference related to interest	(851,397)	(75,526)	(926,923)

Fair value	$3,406,421	$613,669	$4,020,090

The contractual principal and interest payments by loan type at the Transaction Date for the PCI Term Pools were as follows:

Successor Company
September 1,
(dollars in thousands)	2010
Contractually required payments receivable of PCI Term Pools purchased during the year:
Commercial	$4,425,989
Consumer	1,613,215

$6,039,204

Cash flows expected to be collected for PCI Term Pools at acquisition:	$4,257,818
Fair value of PCI Term Pools at acquisition:	$3,406,421

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 6.	PURCHASED CREDIT IMPAIRED POOLS—CONTINUED

The following table summarizes the accretable yield or income expected to be collected for PCI Term Pools purchased:

	Successor Company
	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010
	(dollars in thousands)
Balance at beginning of period	$785,001	$—
Accretable yield for new loans purchased (1)	—	851,397
Accretion of income (2)	(193,136)	(66,396)
Reclassification from nonaccretable difference related to improvement in credit loss expectations (3)	56,512	—
Reclassification to nonaccretable difference related to changes in prepayment expectations and other factors (4)	(71,272)	—

Balance at end of period	$577,105	$785,001

(1)	Accretable yield based on expected cash flows at the purchase date.
(2)	Accretion of income represents the recognition of the discount rate used to present value the expected cash flows.
(3)	Relates to changes in credit loss expectations.
(4)	Relates primarily to changes in prepayment expectations, and also relates to changes in spot rates for variable rate loans.

The following table summarizes the balance of PCI Term Pools:

	Successor Company
	December 31, 2011	December 31, 2010

	(dollars in thousands)
Real estate:
Residential—1 to 4 family	$679,282	$814,770
Multifamily loans	191,850	252,379
Commercial	1,454,837	1,718,029
Construction	179,646	227,424
Revolving—1 to 4 family	5,949	5,451
Commercial loans	56,806	115,799
Consumer loans	22,342	34,491
Other loans	5,838	9,458

Total PCI term pools—carrying balance	$2,596,550	$3,177,801

Total PCI term pools—unpaid principal balance	$2,841,625	$3,494,683

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 6.	PURCHASED CREDIT IMPAIRED POOLS—CONTINUED

The following table summarizes the balance of the PCI Revolving Pools:

	Successor Company
	December 31, 2011	December 31, 2010

	(dollars in thousands)
Real estate:
Residential—1 to 4 family	$64,587	$75,056
Multifamily loans	1,376	2,132
Commercial	19,708	27,560
Construction	3,961	7,413
Revolving—1 to 4 family	240,018	274,065
Commercial loans	120,798	148,350
Consumer loans	21,231	25,067
Other loans	4,707	7,669

Total PCI revolving pools—carrying balance	$476,386	$567,312

Total PCI revolving pools—unpaid principal balance	$557,023	$668,988

NOTE 7.	ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY

The following table summarizes the ALLL for the year ended December 31, 2011.

	Successor Company
	Twelve Months Ended December 31, 2011
	Beginning Balance at December 31, 2010	Charge-offs	Recoveries	Provision for loan and lease losses	Ending Balance at December 31, 2011
	(dollars in thousands)
Real estate:
Residential—1 to 4 family	$120	$—	$—	$1,832	$1,952
Multifamily	—	—	—	783	783
Commercial	—	—	—	722	722
Construction	—	(300)	—	320	20
Revolving—1 to 4 family	28	—	—	43	71
Commercial loans	206	(25)	—	256	437
Consumer loans	69	(19)	1	276	327
Other loans	97	(267)	63	456	349
Purchased credit impaired loans	—	—	—	867	867

Total	$520	$(611)	$64	$5,555	$5,528

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 7.	ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY—CONTINUED

At December 31, 2011, the majority of the ALLL relates to loans the Company originated or purchased since the Transaction Date. During the twelve months ended December 31, 2011, the Company established an ALLL for one PCI Term Pool in the amount of $867,000, which resulted from Management’s revised expectations for future cash flows being lower than previous estimates. As of December 31, 2011, cash flows from all other PCI Loan Pools were within Management’s expectations, and no additional ALLL was required to be recognized.

The following table summarizes the ALLL for the twelve months ended December 31, 2011, the four months ended December 31, 2010, the eight months ended August 31, 2010, and for the year ended December 31, 2009.

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009

Balance, beginning of period— continuing operations	$520	$282,632	$272,852	$140,908
Purchase accounting adjustment	—	(282,632)	—	—
Loans charged-off	(611)	(96)	(167,979)	(228,261)
Recoveries on loans previously charged-off	64	26	9,813	9,437

Net charge-offs	(547)	(70)	(158,166)	(218,824)

Provision for loan losses	5,555	590	171,583	352,398
Adjustments from loan sales	—	—	(3,637)	(1,630)

Balance, end of period— continuing operations	$5,528	$520	$282,632	$272,852

The $282.6 million purchase accounting adjustment noted in the table above during the four months ended December 31, 2010, reflects the required adjustment to the ALLL as of the Transaction Date. The $520,000 ALLL balance reported as of December 31, 2010, relates to the Company’s estimate of credit losses inherent in the $16.4 million of loans originated subsequent to the Transaction Date.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 7.	ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY—CONTINUED

The following tables disaggregate the ALLL and the recorded investment in loans by impairment methodology at December 31, 2011, and 2010:

	Successor Company
	Allowance for Loan and Lease Losses
	December 31, 2011
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$—	$—	$—
Collectively evaluated for impairment (2)	2,311	2,350	4,661
Acquired with deteriorated credit quality—Term (3)	148	719	867
Acquired with deteriorated credit quality—Revolving (4)	—	—	—

	$2,459	$3,069	$5,528

	Successor Company
	Recorded Investment in Loans
	December 31, 2011
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$—	$—	$—
Collectively evaluated for impairment (2)	279,139	308,886	588,025
Acquired with deteriorated credit quality—Term (3)	1,888,977	707,573	2,596,550
Acquired with deteriorated credit quality—Revolving (4)	150,550	325,836	476,386

	$2,318,666	$1,342,295	$3,660,961

(1)

Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans originated after the Transaction Date.

(2)

Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.

(3)

Represents the related loan carrying value determined in accordance with ASC 310-30 , Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI Term Loan Pools in accordance with ASC 450-20.

(4)

Represents the related loan carrying value for revolving loan pools accounted for in accordance with ASC 310-20, Receivables, Nonrefundable Fees and Other Costs and pursuant to amendments by ASU 2010-20 regarding allowance for PCI Revolving Loan Pools. Included in this amount are $1.0 million of TDRs, of which $732,000 were from the consumer loan portfolio, and $305,000 were from the commercial loan portfolio.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 7.	ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY—CONTINUED

	Successor Company
	Allowance for Loan and Lease Losses
	December 31, 2010
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$—	$—	$—
Collectively evaluated for impairment (2)	206	314	520
Acquired with deteriorated credit quality—Term (3)	—	—	—
Acquired with deteriorated credit quality—Revolving (4)	—	—	—

	$206	$314	$520

	Successor Company
	Recorded Investment in Loans December 31, 2010
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$—	$—	$—
Collectively evaluated for impairment (2)	2,553	13,851	16,404
Acquired with deteriorated credit quality—Term (3)	2,323,089	854,712	3,177,801
Acquired with deteriorated credit quality—Revolving (4)	193,124	374,188	567,312

	$2,518,766	$1,242,751	$3,761,517

(1)

Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans originated after the Transaction Date.

(2)

Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.

(3)

Represents the related loan carrying value determined in accordance with ASC 310-30 , Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI Term Loan Pools in accordance with ASC 450-20.

(4)

Represents the related loan carrying value for revolving loan pools accounted for in accordance with ASC 310-20, Receivables, Nonrefundable Fees and Other Costs and pursuant to amendments by ASU 2010-20 regarding allowance for PCI Revolving Loan Pools.

Nonperforming Loans

Nonperforming loans include nonaccrual loans, loans past due 90 days which are accruing interest, and TDRs. The reporting for nonperforming loans was significantly impacted by the Investment Transaction as described in Note 1, “Summary of Significant Accounting Policies” and Note 6, “Purchased Credit Impaired Pools” of these Consolidated Financial Statements, because all loans were recorded at their fair value at the Transaction Date, and the majority of the Company’s loans as of the Transaction Date are accounted for as PCI loans under ASC 310-30. At December 31, 2011, and 2010, all of the nonperforming loans reported in the table below are from the PCI Revolving Pools. All loans originated or purchased after the Transaction date were considered performing at December 31, 2011, and 2010.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 7.	ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY—CONTINUED

The table below summarizes loans classified as nonperforming:

	Successor Company
	December 31, 2011	December 31, 2010

	(dollars in thousands)
Nonaccrual loans:
Real estate:
Residential—1 to 4 family	$2,896	$1,696
Commercial	426	469
Construction	320	—
Revolving—1 to 4 family	6,842	5,161
Commercial loans	5,275	5,716
Consumer loans	155	214
Other loans	481	945

Total nonaccrual loans (1)	16,395	14,201
Loans past due 90 days or more on accrual status:
Real estate:
Commercial	—	375
Construction	—	255
Commercial loans	—	6,945
Other loans	—	335

Total loans past due 90 days or more on accrual status	—	7,910
Troubled debt restructured loans:
Real estate:
Residential—1 to 4 family	732	—
Commercial loans	305	—

Total troubled debt restructured loans (2)	1,037	—

Total nonperforming loans	$17,432	$22,111

(1)	Nonaccrual loans do not include TDRs that have been placed in on nonaccruing status.
(2)	All TDRs were placed on nonaccruing status at December 31, 2011 and were from the PCI Revolving Pools.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 7.	ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY—CONTINUED

Classified and Nonclassified Loans

The following table summarizes classified and nonclassified loans as defined in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements. The amounts are reported at the net carrying amounts at December 31, 2011, and 2010:

	Successor Company
	December 31, 2011
	Non-Classified	Classified	Total
	(dollars in thousands)
Loans Originated or Purchased Since Transaction Date:
Real estate:
Residential—1 to 4 family	$296,257	$—	$296,257
Multifamily loans	151,417	—	151,417
Commercial	114,307	—	114,307
Construction	1,793	—	1,793
Revolving—1 to 4 family	3,890	—	3,890
Commercial loans	11,622	—	11,622
Consumer loans	6,404	—	6,404
Other loans (1)	2,222	113	2,335

	587,912	113	588,025
PCI Revolving Pools:
Real estate:
Residential—1 to 4 family	59,505	5,082	64,587
Multifamily loans	1,376	—	1,376
Commercial	18,923	785	19,708
Construction	3,641	320	3,961
Revolving—1 to 4 family	227,889	12,129	240,018
Commercial loans	107,268	13,530	120,798
Consumer loans	20,542	689	21,231
Other loans	4,054	653	4,707

	443,198	33,188	476,386
PCI Term Pools:
Real estate:
Residential—1 to 4 family	595,104	84,178	679,282
Multifamily loans	180,971	10,879	191,850
Commercial	1,158,546	296,291	1,454,837
Construction	69,318	110,328	179,646
Revolving—1 to 4 family	2,086	3,863	5,949
Commercial loans	34,937	21,869	56,806
Consumer loans	21,563	779	22,342
Other loans	4,662	1,176	5,838

	2,067,187	529,363	2,596,550

Total	$3,098,297	$562,664	$3,660,961

(1)	Classified loans represent overdrafts subsequent to the Investment Transaction.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 7.	ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY—CONTINUED

	Successor Company
	December 31, 2010
	Non-Classified	Classified	Total
	(dollars in thousands)
Loans Originated Since Transaction Date:
Real estate:
Residential—1 to 4 family	$7,652	$—	$7,652
Revolving—1 to 4 family	1,237	—	1,237
Commercial loans	2,553	—	2,553
Consumer loans	1,155	—	1,155
Other loans (1)	3,723	84	3,807

	16,320	84	16,404
PCI Revolving Pools:
Real estate:
Residential—1 to 4 family	71,792	3,264	75,056
Multifamily loans	2,132	—	2,132
Commercial	26,296	1,264	27,560
Construction	6,786	627	7,413
Revolving—1 to 4 family	261,516	12,549	274,065
Commercial loans	122,157	26,193	148,350
Consumer loans	24,031	1,036	25,067
Other loans	6,319	1,350	7,669

	521,029	46,283	567,312
PCI Term Pools:
Real estate:
Residential—1 to 4 family	693,931	120,839	814,770
Multifamily loans	239,922	12,457	252,379
Commercial	1,329,513	388,516	1,718,029
Construction	83,939	143,485	227,424
Revolving—1 to 4 family	1,285	4,166	5,451
Commercial loans	60,296	55,503	115,799
Consumer loans	33,167	1,324	34,491
Other loans	6,872	2,586	9,458

	2,448,925	728,876	3,177,801

Total	$2,986,274	$775,243	$3,761,517

(1)	Classified loans represent overdrafts subsequent to the Investment Transaction.

The Company closely monitors and assesses credit quality and credit risk in the loan portfolio on an ongoing basis. Loan credit risk grades and classifications of loans are reviewed and updated periodically. The credit risk grades for large classified loans are reviewed at a minimum on a quarterly basis as disclosed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 7.	ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY—CONTINUED

The Company uses internally assigned credit risk grades in the monitoring of the credit quality of the loan portfolio. Changes in credit risk grades serve as indications of potential problem loans, and improvement or worsening of existing problem loans, which assist the Company with the process of determining the ultimate collectability of the loan portfolio for loans originated or purchased since the Transaction Date and assists with determining future cash flows for the PCI Loan Pools. Changes in balances of classified and nonclassified loans are factors that impact the required level of the ALLL for new and purchased loans since the Transaction Date under the Company’s periodic evaluation of the adequacy of the ALLL. Changes in classified and nonclassified loans are also considered by the Company in its periodic evaluation of cash flows from PCI Loan Pools, but do not necessarily indicate impairment or the need for an ALLL or a reversal of a previously established ALLL for PCI Loan Pools, as such loans are accounted based on expected cash flows, as more fully described in Note 1, “Summary of Significant Accounting Policies,” of these Consolidated Financial Statements. Changes in credit risk grades for PCI Loan Pools serve primarily as a basis for the Company to manage the underlying credit quality and collection efforts of loans within PCI Loan Pools, and for the establishment of assumptions used by the Company in estimating cash flows expected to be collected from these pools in future periods.

Aging of Past Due Loans

A majority of the loans held by the Company have been pooled into PCI Term Pools and none of the pools were considered to be past due at December 31, 2011, and 2010, when reporting on a pooled basis in accordance with ASC 310-30. The following tables provide the aging of past due loans on an individual loan basis at the net carrying amount at December 31, 2011, and 2010.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 7.	ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY—CONTINUED

	Successor Company
	December 31, 2011
	Current	30-89 Days Past Due	90+ Days Past Due - Still Accruing	Nonaccrual (1)	Total
	(dollars in thousands)
Loans Originated or Purchased Since Transaction Date:
Real estate:
Residential—1 to 4 family	$296,257	$—	$—	$—	$296,257
Multifamily loans	151,314	103	—	—	151,417
Commercial	114,306	1	—	—	114,307
Construction	1,793	—	—	—	1,793
Revolving—1 to 4 family	3,890	—	—	—	3,890
Commercial loans	11,321	301	—	—	11,622
Consumer loans	6,335	69	—	—	6,404
Other loans	2,306	29	—	—	2,335

	587,522	503	—	—	588,025
PCI Revolving Pools:
Real estate:
Residential—1 to 4 family	58,973	1,986	—	3,628	64,587
Multifamily loans	1,376	—	—	—	1,376
Commercial	19,206	76	—	426	19,708
Construction	3,641	—	—	320	3,961
Revolving—1 to 4 family	231,777	1,399	—	6,842	240,018
Commercial loans	106,642	8,576	—	5,580	120,798
Consumer loans	20,941	135	—	155	21,231
Other loans	4,179	47	—	481	4,707

	446,735	12,219	—	17,432	476,386
PCI Term Pools:
Real estate:
Residential—1 to 4 family	630,441	30,553	18,288	—	679,282
Multifamily loans	186,190	3,741	1,919	—	191,850
Commercial	1,407,344	22,593	24,900	—	1,454,837
Construction	111,171	1,917	66,558	—	179,646
Revolving—1 to 4 family	2,304	—	3,645	—	5,949
Commercial loans	47,105	907	8,794	—	56,806
Consumer loans	22,088	227	27	—	22,342
Other loans	4,999	37	802	—	5,838

	2,411,642	59,975	124,933	—	2,596,550

Total	$3,445,899	$72,697	$124,933	$17,432	$3,660,961

(1)	At December 31, 2011, $10.2 million of nonaccruing loans were current, and $1.7 million of nonaccruing loans were 30-89 days past due.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 7.	ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY—CONTINUED

	Successor Company
	December 31, 2010
	Current	30-89 Days Past Due	90+ Days Past Due - Still Accruing	Nonaccrual (1)	Total
	(dollars in thousands)
Loans Originated Since Transaction Date:
Real estate:
Residential—1 to 4 family	$7,652	$—	$—	$—	$7,652
Multifamily loans	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Revolving—1 to 4 family	1,237	—	—	—	1,237
Commercial loans	2,553	—	—	—	2,553
Consumer loans	1,155	—	—	—	1,155
Other loans	3,776	31	—	—	3,807

	16,373	31	—	—	16,404
PCI Revolving Pools:
Real estate:
Residential—1 to 4 family	71,473	1,887	—	1,696	75,056
Multifamily loans	2,132	—	—	—	2,132
Commercial	26,248	468	375	469	27,560
Construction	6,397	761	255	—	7,413
Revolving—1 to 4 family	264,805	4,099	—	5,161	274,065
Commercial loans	129,746	5,943	6,945	5,716	148,350
Consumer loans	24,168	685	—	214	25,067
Other loans	5,484	905	335	945	7,669

	530,453	14,748	7,910	14,201	567,312
PCI Term Pools:
Real estate:
Residential—1 to 4 family	767,231	18,273	29,266	—	814,770
Multifamily loans	243,869	5,726	2,784	—	252,379
Commercial	1,589,908	21,988	106,133	—	1,718,029
Construction	131,473	10,658	85,293	—	227,424
Revolving—1 to 4 family	1,954	1,006	2,491	—	5,451
Commercial loans	83,808	7,062	24,929	—	115,799
Consumer loans	33,347	833	311	—	34,491
Other loans	8,160	121	1,177	—	9,458

	2,859,750	65,667	252,384	—	3,177,801

Total	$3,406,576	$80,446	$260,294	$14,201	$3,761,517

(1)	At December 31, 2010, $6.6 million of nonaccruing loans were current, and $1.4 million of nonaccruing loans were 30-89 days past due.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 7.	ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY—CONTINUED

Impaired Loans

Impaired loans outstanding as of the Transaction Date were recorded at fair value based on expectations of future cash flows. All previously identified individual impaired loans prior to the Transaction Date are now in the PCI Loan Pools. Pooled loans are measured for impairment at the pool level, based on estimates for aggregate cash flows expected to be collected from the pool. At December 31, 2011, and 2010, all PCI Term Pools were considered performing.

The table below summarizes the average balance of impaired loans.

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009

Average investment in impaired loans for the period	$437	$—	$375,064	$223,633

Interest income recognized on impaired loans during the periods for which the average recorded investment in impaired loans is presented in the table above, as well as the amount of interest income recognized using the cash-basis method of accounting for those periods was not material.

Troubled Debt Restructurings

The following table provides a summary of the principal balance of loans modified as TDRs, as well as the number of loans modified as TDRs, during the twelve months ended December 31, 2011:

	0000000000	0000000000	0000000000	0000000000
	PCI Revolving Loans		New and Purchased Loans
(dollars in thousands)	Amount	Number	Amount	Number
Residential—1 to 4 family	$890	7	$—	—
Commercial loans	421	4	—	—
Revolving—1 to 4 family	345	1	—	—

Total TDRs during the period	$1,656	12	$—	—

Modifications made during the twelve months ended December 31, 2011, that are considered TDRs involve reductions in interest rates, extensions of terms, and reductions in periodic contractual payments for a specified period of time. At December 31, 2011, there were no commitments to lend additional funds to borrowers whose terms have been modified as TDRs. The Company considers TDRs that are more than 30 days past due on their contractual principal and interest payments to be in payment default with respect to their modified terms. There were no defaulted payments on loans modified as TDRs during 2011.

As discussed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements, the aggregation of loans into pools at the Transaction Date, along with the application of ASC 310-30, eliminated the requirement for the PCI Term Pools to be evaluated on the underlying individual loan performance and classification as TDRs.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 8.	PREMISES AND EQUIPMENT

The following table summarizes the premises and equipment at December 31, 2011, and 2010:

	Successor Company
	December 31, 2011	December 31, 2010

	(dollars in thousands)
Land	$9,636	$9,636
Buildings and improvements	35,442	35,065
Leasehold improvements	23,393	20,392
Furniture, fixtures and equipment	19,775	9,607
Developed software	1,075	1,183

Total premises and equipment	89,321	75,883

Less: accumulated depreciation and amortization	(13,572)	(4,418)

Premises and equipment, net	$75,749	$71,465

As part of the purchase accounting adjustment, premises and equipment were recorded at fair value and any accumulated depreciation was eliminated at the Transaction Date. There was no capitalized interest expense for any of the periods reported in the Consolidated Statements of Operations.

Successor Company

Depreciation expense for premises and equipment was $9.6 million and, $4.4 million for the twelve months ended December 31, 2011, and for the four months ended December 31, 2010, respectively. Developed software depreciation expense was $57,000 and, $1.1 million for the twelve months ended December 31, 2011, and the four months ended December 31, 2010, respectively.

Predecessor Company

Depreciation expense for premises and equipment was $10.2 million, and $18.1 million for the eight months ended August 31, 2010, and the year ended December 31, 2009, respectively. Developed software depreciation expense was $2.5 million, and $5.0 million for the eight months ended August 31, 2010, and the year ended December 31, 2009, respectively.

Lease Obligations

The following table shows the contractual lease obligations of the Company at December 31, 2011:

	Successor Company
	December 31, 2011
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total	December 31, 2010

Non-cancelable leases	$11,838	$20,473	$13,600	$44,214	$90,125	$101,150
Capital leases	794	1,831	2,025	25,975	30,625	34,363

Total lease obligations	$12,632	$22,304	$15,625	$70,189	$120,750	$135,513

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 8.	PREMISES AND EQUIPMENT—CONTINUED

Successor Company

The Company leases most of its office locations and substantially all of these office leases contain multiple five-year renewal options and provisions for increased rents, principally for property taxes and maintenance. At December 31, 2011, the minimum commitments under non-cancelable leases for the next five years and thereafter are shown in the above table. The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants. Sub-tenants leasing space from the Company under these operating leases are contractually obligated to the Company for approximately $1.5 million at December 31, 2011. Approximately 95% of these payments are due to the Company over the next three years. Total rental expense, net of sublease income, for premises included in noninterest expense was $11.1 million for the twelve months ended December 31, 2011, and $3.7 million in the four months ended December 31, 2010.

Additional disclosure regarding capital leases is in Note 15, “Other Borrowings” of these Consolidated Financial Statements.

Predecessor Company

Total rental expense, net of sublease income, for premises included in noninterest expense was $7.3 million for the eight months ended August 31, 2010, and $11.6 million for the twelve months ended December 31, 2009.

NOTE 9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets reported on the Consolidated Balance Sheet for December 31, 2011, and December 31, 2010, is comprised of the following:

	Successor Company
	December 31, 2011	December 31, 2010
	(dollars in thousands)

Goodwill	$26,550	$21,672
Core deposit intangible	31,040	37,469
Customer relationship intangible	16,724	18,684
Trade name intangible	12,471	12,669
Mortgage and other loan servicing rights	2,378	3,065
Other	92	141

Total	$89,255	$93,700

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 9.	GOODWILL AND INTANGIBLE ASSETS—CONTINUED

Goodwill

Successor Company

Goodwill was recorded as a result of the Investment Transaction as disclosed in Note 2, “Business Combination—Investment Transaction” of these Consolidated Financial Statements. Since December 31, 2010, adjustments to goodwill were recorded up until August 31, 2011, the end of the measurement period for the Investment Transaction. A summary of the adjustments made to goodwill during the period of January 1, 2011, through August 31, 2011, are as follows:

(dollars in thousands)
Beginning balance at December 31, 2010	$21,672
Adjustments to goodwill relating to:
Deferred tax liability	5,244
Capital lease liability adjustments	(4,328)
Loan valuation	2,370
Earnout liability	2,113
Transaction costs	(577)
Customer relationship intangible	56

Total adjustments	4,878

Ending balance at August 31, 2011	$26,550

Once the measurement period for the Investment Transaction closed on August 31, 2011, goodwill was re-allocated by reporting segment based on the fair value of each reporting segment. The table below presents the allocation of goodwill by segment:

	Successor Company
	December 31, 2011	December 31, 2010
	(dollars in thousands)
Segment:
Commercial & Community Banking	$21,627	$19,152
Wealth Management	4,923	2,520

Total	$26,550	$21,672

The Company assessed goodwill for impairment during the third quarter of 2011, and no impairment was identified. At December 31, 2011, there was no evidence of any triggering events or developments which would require the goodwill to be reassessed for impairment.

Predecessor Company

The Predecessor Company had recognized goodwill and several other intangible assets from earlier acquisitions and registered investment advisors. The goodwill from these transactions had been determined to be impaired and was written off in the second quarter of 2009, by an impairment charge of $128.7 million. The goodwill impairment charge by operating segment was $114.1 million for the Commercial & Community Banking segment, and $14.6 million for the Wealth Management segment. These actions were taken due to the following factors: i) current economic conditions in the Company’s

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 9.	GOODWILL AND INTANGIBLE ASSETS—CONTINUED

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

Other Intangible Assets

The Company has five types of identifiable intangible assets: CDI, CRI, trade name intangibles, non-compete intangibles, and mortgage and other loan servicing rights. All intangible assets are amortized over their estimated lives, where applicable. The core deposit, the customer relationship, the trade name, and the non-compete intangibles are created when a company acquires another company. The loan servicing rights are created when loans are sold but the right to service the loans is retained by the seller. The elimination of the other intangible assets appear as “Purchase accounting adjustments” and the recognition of any new intangibles due to the Investment Transaction appear as “Additions,” in the following table which summarizes the changes in the other intangible assets by class.

A summary of the activity for other intangible assets is as follows.

	Core Deposit Intangible	Customer Relationship Intangible	Trade Name Intangible	Mortgage Servicing Rights
	(dollars in thousands)
Predecessor Company:
Balance, December 31, 2009	$1,500	$3,099	$—	$4,533
Amortization	(370)	(230)	—	(978)
Additions	—	—	—	280
Valuation adjustment	—	—	—	(34)

Balance, August 31, 2010	$1,130	$2,869	$—	$3,801

Investment Transaction:
Purchase accounting adjustment	$(1,130)	$(2,869)	$—	$(3,801)
Additions	39,779	19,270	12,737	3,450
Successor Company:

Balance, September 1, 2010	39,779	19,270	12,737	3,450
Amortization	(2,310)	(586)	(68)	(375)
Valuation adjustment	—	—	—	(10)

Balance, December 31, 2010	37,469	18,684	12,669	3,065
Amortization	(6,429)	(1,904)	(198)	(892)
Additions	—	—	—	375
Valuation adjustment	—	—	—	(170)
Purchase accounting adjustment	—	(56)	—	—

Balance, December 31, 2011	$31,040	$16,724	$12,471	$2,378

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 9.	GOODWILL AND INTANGIBLE ASSETS—CONTINUED

Core Deposit Intangibles

CDI recorded in the Predecessor Company were created when the Company acquired other banks. These intangibles were amortized over their estimated useful lives up until the Investment Transaction when they were re-valued. The new core deposit intangible is being amortized over an estimated life of 10 years.

Customer Relationship Intangibles

CRI were created when the Company acquired MCM and REWA in 2006, and 2008, respectively. The customer relationship intangibles were re-valued in the purchase accounting for the Investment Transaction and new intangibles were recorded for the new estimated fair value. In addition to the new intangibles for the two investment management subsidiaries, a new CRI was established for the value of the customer relationships relating to SBB&T’s trust department. The CRI are amortized based on estimated undiscounted cash flows over a period of approximately 13 years.

Trade Name Intangibles

In the purchase accounting for the Investment Transaction, the Company recorded intangible assets for the value of its trade names. These included the names for its bank brands and the two registered investment advisor subsidiaries, MCM and REWA. The total trade name intangible recorded was $12.7 million with $12.5 million relating to the Company’s primary bank brand name, Santa Barbara Bank & Trust. During 2011, the Company completed a name re-branding project which discontinued the use of its other bank brand names, and has fully amortized the other trade names. At December 31, 2011, the remaining trade name of Santa Barbara Bank & Trust is expected to be used indefinitely and therefore, is not being amortized.

Mortgage and Other Loan Servicing Rights

Mortgage servicing rights are generated when the Bank sells a loan and retains the servicing of the loan for a fee. The right to receive a fee for servicing the loan has a value and therefore an intangible asset is recognized based on the fair value of the rights at the time of the loan sale. The Bank has had servicing rights for several years. When the Investment Transaction occurred, these servicing rights were re-valued. Since the Investment Transaction, the Bank has continued to sell loans and retain the servicing rights. The servicing rights are amortized over the estimated life of the loans sold. At December 31, 2011, the Company serviced $490.0 million in loans for investors. The majority of these loans are 1 to 4 family mortgage loans. The right to service these loans was retained and the Company recorded servicing rights which, are included in goodwill and other intangible assets of these Consolidated Financial Statements.

Non-compete Intangibles

With the purchases of MCM and REWA, a separate intangible for the non-compete agreements was recorded. This intangible asset was eliminated in the purchase accounting for the Investment Transaction and new intangible assets totaling $158,000 for the value of non-compete agreements were recorded. These intangibles are being amortized over a period of 40 months.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 9.	GOODWILL AND INTANGIBLE ASSETS—CONTINUED

Remaining Amortization of Intangible Assets

Below is a summary of estimated amortization expense for all amortizing intangible assets over the next five years and thereafter. Goodwill and the SBB&T trade name intangible are not amortized, therefore, not included in the following table:

Year	(dollars in thousands)
2012	$7,592
2013	6,801
2014	6,180
2015	5,429
2016	4,998
Thereafter	19,321

Total	$50,321

NOTE 10.	OREO

A summary of the OREO by loan type is as follows:

	Successor Company
	December 31, 2011	December 31, 2010
	(dollars in thousands)
OREO:
Real estate:
Residential—1 to 4 family	$12,941	$12,254
Multifamily loans	1,440	444
Commercial	8,582	5,816
Construction	29,339	21,743
Revolving—1 to 4 family	—	282
Commercial loans	—	228

Total OREO	$52,302	$40,767

Below is a summary of the OREO valuation allowance activity over the last three years.

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Beginning balance	$134	$2,660	$4,801	$—
Purchase accounting valuation adjustment	—	(2,660)	—	—
Additions	6,585	153	3,186	6,078
Sales	(3,845)	(19)	(5,327)	(1,277)

Ending balance	$2,874	$134	$2,660	$4,801

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 11.	DEFERRED TAX ASSETS AND TAX PROVISION

The components of income tax benefit were as follows:

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Continuing Operations:
Federal:
Current	$—	$—	$(1,446)	$(72,601)
Deferred	—	—	(2,979)	44,671

Total Federal	—	—	(4,425)	(27,930)

State:
Current	1,020	—	719	(9,129)
Deferred	(1,494)	—	(1,035)	18,236

Total State	(474)	—	(316)	9,107

Total tax benefit from continuing operations	$(474)	$—	$(4,741)	$(18,823)

Discontinued Operations:
Current
Federal	$—	$—	$—	$19,045
State	—	—	—	6,615

Total tax provision on discontinuing operations	$—	$—	$—	$25,660

Tax credits included in the computation of the tax provision were $4.3, $4.0, and $6.0 million for the twelve months ended December 31, 2011, the four months ended December 31, 2010, and the twelve months ended December 31, 2009, respectively.

The reconciliations of the federal statutory income tax rate to the Company’s effective income tax rate were as follows:

	Successor Company		Predecessor Company
	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Federal income tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Valuation allowance	(29.5)	(21.0)	(40.6)	(30.7)
Goodwill impairment	—	—	—	(8.7)
Tax-exempt income	(5.0)	(4.8)	1.8	1.1
State taxes, net	6.8	6.9	6.5	5.3
Tax credits	(6.1)	(15.5)	—	1.3
Transaction expenses	—	—	(2.6)	—
Other, net	(1.9)	(0.6)	2.6	0.7

Effective tax rate for continuing operations	(0.7)%	—%	2.7%	4.0%

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 11.	DEFERRED TAX ASSETS AND TAX PROVISION—CONTINUED

Significant components of the Company’s net deferred tax asset and liability at December 31, 2011, and 2010, are presented in the following table.

	Successor Company
	December 31, 2011	December 31, 2010
	(dollars in thousands)
Deferred tax assets:
Loans and allowance for loan losses	$185,445	$206,916
State net operating loss carryforward	29,340	28,922
Federal net operating loss carryforward	45,672	45,699
Low income housing partnership credits	18,898	12,532
Nonaccrual loan interest	12,194	12,460
Goodwill and intangible amortization	10,590	2,443
Restricted stock compensation	421	4,657
Alternative minimum tax (“AMT”) credits	4,253	3,496
Lease liability and other purchase accounting	3,291	6,273
Other	26,980	34,057

Total deferred tax assets	337,084	357,455

Deferred tax liabilities:
FHLB stock	6,762	6,437
Loan costs	5,806	3,988
State taxes	25,933	27,162
Premium on securities	9,797	13,613
Core deposit intangible	14,229	17,176
Trade name intangible	5,243	—
Other	18,588	25,721

Total deferred tax liabilities	86,358	94,097

Net deferred tax asset before unrealized gains on securities & valuation allowance	250,726	263,358
Unrealized (gains)/losses on AFS securities	(6,142)	13,920

Net deferred tax asset before valuation allowance	244,584	277,278
Valuation allowance	(248,333)	(277,278)

Net deferred tax liability	$(3,749)	$—

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 11.	DEFERRED TAX ASSETS AND TAX PROVISION—CONTINUED

During the second quarter of 2009, Management concluded that it was more likely than not that the Company would not generate sufficient future taxable income in the foreseeable future to realize all of the Company’s deferred tax assets. Management’s conclusion was based on the consideration of the relative weight of the available evidence, including the rapid deterioration of market conditions and the uncertainty of the impact of future market conditions on the Company’s results of operations. As a result, at June 30, 2009, the Company recorded a full valuation allowance against the deferred tax asset because of the uncertainty regarding when the Company will generate sufficient taxable income to utilize the future tax benefit.

For the three year period ended December 31, 2011, the Company is in a cumulative pretax loss position. For purposes of establishing a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company may not be able to realize some portion of the deferred tax assets in the future. The Company’s cumulative pretax loss position was caused by the large amount of loan losses resulting from the weak housing and credit market conditions, which deteriorated dramatically during 2009. Additional credit losses were taken in the eight months ended August 31, 2010. Additionally, as a result of the Investment Transaction on August 31, 2010, the Company incurred an ownership change under Section 382 of the Internal Revenue Code. The ownership change will limit the utilization, for tax purposes, of certain items of the net deferred tax asset including net operating losses, recognized built-in-losses and credit carryforwards.

As of December 31, 2011, the Company had $130.5 million and $270.7 million of federal and state net operating loss and recognized built-in-loss carryforwards that expire at various times starting in 2030. The Company also had $18.7 million of federal tax credit carryforwards that expire in various years starting in 2029, $200,000 of California tax credit carryforwards with an indefinite carryforward period and $4.3 million of alternative minimum tax credit carryforwards that have an indefinite carryforward period.

At December 31, 2011, and 2010, Management concluded that there were no significant uncertain tax positions requiring recognition or disclosure in the Company’s Consolidated Financial Statements as required under ASC 740, Income Taxes regarding accounting for uncertainty in income taxes.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions where the Company’s income is subject to taxation. In 2011, the California Franchise Tax Board substantially concluded its audit of the Company’s 2002—2006 tax years, which resulted in an increase in state tax receivable and state tax benefit of $460,000. Pursuant to the statute of limitations, the Company remains open to audit by the Internet Revenue Service (“IRS”) for the 2007 – 2010 tax years and by various state taxing authorities for 2004 – 2010 tax years.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to financial results. In the event the Company has an assessment from a taxing authority, any resulting interest and penalties are recognized as a component of income tax expense.

The Company allocates tax expense between the parent company and its subsidiaries based on Federal banking law and regulation. The Company’s tax sharing policy provides for the settlement of taxes between each relevant subsidiary as if the subsidiary had filed a separate return. The parent only statement of operations is presented in Note 27, “Pacific Capital Bancorp (Parent Company Only Financials),” of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 12.	DERIVATIVE INSTRUMENTS

The Company has entered into interest rate swap agreements with clients to assist them in mitigating their interest rate risk exposure associated with the loans they have with the Company. At the same time, the Company entered into offsetting interest rate swap agreements with other financial institutions to mitigate the Company’s interest rate risk exposure associated with the swap agreements with its clients. At December 31, 2011, the Company had swaps with matched terms with an aggregate notional amount of $122.4 million and a fair value of $9.2 million. The fair values of these swaps are recorded as other assets and other liabilities in the Company’s balance sheet. Changes in the fair value of these swaps, which occur due to changes in interest rates, are recorded in the Company’s statement of operations. Because of the matched terms of the swaps with clients and with other financial institutions, the adjustments for the change in fair value offset each other.

Swap agreements with clients are secured by the collateral arrangements for the underlying loans these clients have with the Company. Nonetheless, the Company may suffer a loss if the collateral has decreased in value since the swap was originated and the value of the collateral is insufficient to cover both the loan and the swap. The Company provides for these losses through the establishment of a reserve account in other liabilities much like the reserve established for potential losses from off-balance sheet commitments. For the twelve months ended December 31, 2011, the four months ended December 31, 2010, the eight months ended August 31, 2010, and the twelve months ended December 31, 2009, the Company recorded charges of $506,000, $173,000, $675,000, and $1.3 million, respectively, in noninterest expense in its statement of operations to increase the reserve to address the risk of default by clients on their swaps.

NOTE 13.	DEPOSITS

The table below summarizes deposits by type, including purchase accounting adjustments:

	Successor Company
	December 31,
	2011	2010
	(dollars in thousands)
Noninterest bearing deposits	$1,175,532	$1,099,260
Interest bearing deposits:
NOW accounts	954,621	936,728
Money market deposit accounts	384,989	314,362
Other savings deposits	542,935	434,896
Time certificates of $100,000 or more	832,185	1,047,869
Other time deposits	726,778	1,073,673

Total deposits	$4,617,040	$4,906,788

Maturity of Deposits

All of the deposits may be withdrawn immediately since they do not have a maturity date, except for CDs which have a contractual maturity date. Since the majority of the deposits do not have a maturity date, they are reflected in the table below as maturing in less than one year.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 13.	DEPOSITS—CONTINUED

A summary of the deposits by their contractual maturity is in the following table:

Successor Company
December 31, 2011
(dollars in thousands)
Less than one year	$4,098,943
One to three years	277,284
Three to five years	234,257
More than 5 years	1,013
Premium	5,543

$4,617,040

As of December 31, 2011, the Company had $197.6 million of securities pledged as collateral for the Bank’s Local Agency deposits.

NOTE 14.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repos”) are borrowings by the Company collateralized by pledged investment securities. The Company enters into repos for various terms: overnight, several weeks and multi-year periods. Throughout the year, repos with terms of several weeks to several months are offered to clients that wish to place funds with the Company in excess of the $250,000 Federal Deposit Insurance Corp (“FDIC”) limit on deposit insurance.

The following table summarizes repurchase agreements:

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009

Weighted average interest rate at end of period	3.09%	2.79%	2.47%	3.54%
Weighted average interest rate for the period	3.00%	1.64%	2.61%	3.06%
Average outstanding balance	$319,088	$322,755	$310,012	$330,274
Total balance at end of period	$315,919	$319,737	$322,825	$314,231
Maximum outstanding at any month-end	$319,336	$321,544	$322,825	$338,327
Interest expense	$9,585	$1,770	$5,389	$10,119

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 14.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED—CONTINUED

The following table summarizes repurchase agreements by maturity:

	Successor Company
	December 31,	December 31,
	2011	2010
	(dollars in thousands)
Up to 30 days	$—	$584
31 to 90 days	206	206
One to three years	26,512	—
Three to five years	79,614	107,940
More than five years	209,587	211,007

Total repurchase agreements	$315,919	$319,737

Federal Funds Purchased

Federal funds purchased consist of unsecured overnight borrowings from other financial institutions.

The following table summarizes Federal funds purchased:

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Weighted average interest rate at end of period	0.00%	0.13%	0.13%	0.13%
Weighted average interest rate for the period	0.00%	0.13%	0.13%	0.24%
Average outstanding balance	$—	$2,687	$3,997	$6,708
Total balance at end of period	$—	$1,500	$3,000	$7,900
Maximum outstanding at any month-end	$—	$4,400	$7,500	$11,500
Interest expense	$—	$1	$3	$16

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 15.	OTHER BORROWINGS

The following table summarizes long term debt and other borrowings:

	Successor Company
	December 31, 2011	December 31, 2010
	(dollars in thousands)
Other short term borrowings:
Amounts due to the Federal Reserve Bank (1)	$—	$5,831

Total short term borrowings	—	5,831
Long term debt:
Subordinated debt issued by the Bank	—	44,409
Subordinated notes payable (2)	51,664	51,188

Total long term debt	51,664	95,597

Total long term debt and other short term borrowings	51,664	101,428

Obligation under capital lease	14,860	19,586

Total long term debt and other borrowings	$66,524	$121,014

(1)	Balances are Treasury, Tax and Loan (“TT&L”) funds from client held by the Bank on behalf of the Reserve Bank.
(2)

Includes the Bancorp’s subordinated notes payable to unconsolidated trusts issuing trust preferred securities. Also referred to as trust preferred securities within these Consolidated Financial Statements.

Other Short Term Borrowings

Other short term borrowings consist of TT&L deposits collected from clients held by the Bank until the funds are requested by the Reserve Bank.

The following table summarizes additional information for other short term borrowings:

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Weighted average interest rate at end of period	0.00%	0.00%	0.00%	0.20%
Weighted average interest rate for the period	0.00%	0.00%	0.10%	0.43%
Average outstanding balance (1)	$3,517	$3,725	$7,171	$47,825
Total balance at end of period (1)	$—	$5,831	$3,374	$26,484
Maximum outstanding at any month-end	$4,338	$5,831	$25,087	$165,916
Interest expense	$—	$—	$5	$206

(1)

Included in the balances are TT&L funds from clients on behalf of the U.S. Treasury. The funds received and held for TT&Ls do not incur interest expense, therefore no interest expense or rates are disclosed for these borrowings in the table, above.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 15.	OTHER BORROWINGS—CONTINUED

Federal Home Loan Bank Advances

As a member of FHLB the Company has established a credit line. The borrowing capacity is determined based on asset size among other factors. The Company is required to pledge assets to securitize its borrowings line. As of December 31, 2011, and 2010, there were no FHLB advances outstanding. As of December 31, 2011, the Company had a line of credit with the FHLB of $1.25 billion, with investment securities and loans pledged as collateral with an estimated market value of $1.60 billion for the line.

Subordinated Debt Issued by the Bank

In December 2011, the Company completed the early redemption of its outstanding floating rate junior subordinated debentures, resulting in a $4.7 million non-cash charge to noninterest expense. The subordinated debentures were scheduled to mature on December 17, 2013, and were redeemed at an aggregate redemption price of $35.0 million, representing 100% of the principal amount, plus accrued and unpaid interest through December 2011. The cash amounts paid by the Company upon redemption of the subordinated debentures were made from cash on hand.

Subordinated Debt Issued by the Company

This subordinated debt was issued through business trusts which in turn issued trust preferred securities in conjunction with issuing the debt to the Company. The first three subordinated debt instruments below were issued by Pacific Crest Capital, Inc. prior to its acquisition by the Company in 2004. The fourth instrument was issued by the Company. This subordinated debt qualifies as Tier 1 capital for the Company and because in each case the proceeds from the debt were contributed to the respective subsidiary bank as additional paid-in capital, the debt also qualifies as Tier 1 capital for the Bank.

At the Transaction Date, an accretable discount of $18.2 million was recognized when applying the fair value required for purchase accounting. At December 31, 2011, the remaining discount was $17.8 million. This discount is being accreted over the lives of each individual issuance. During the years ended December 31, 2011, and December 31, 2010, $477,000 and $118,000, respectively were accreted as an increase of interest expense.

The subordinated debt issued by the Company is summarized in the table below:

Owed to	Amount Owed (1)	Current Rate	Maturity	Call Date	Spread over LIBOR if not called
	(dollars in thousands)
PCC Trust I	$13,750	3.83%	2033	Quarterly	3.25%
PCC Trust II	6,190	3.58%	2033	Quarterly	3.15%
PCC Trust III	10,310	3.50%	2033	Quarterly	3.10%
PCB Trust I	39,176	2.25%	2036	Quarterly	1.70%

	$69,426

(1)	Amounts shown exclude purchase accounting adjustments and represent only contractual obligations requiring repayment.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 15.	OTHER BORROWINGS—CONTINUED

Capital Lease

At December 31, 2011, the Company had two capital leases for a total obligation under the capital leases of $14.9 million. One capital lease relates to a property in which one of the Company’s branches is located. The other capital lease is for a property in which the Company’s trust operations has its primary office.

In July 2009, the Company assigned the first of these outstanding capital leases to a third party; however, the Company retained an obligation to ensure the capital lease payments are made to the lessee over the then remaining lease term of 28 years. Due to this obligation, the Company continues to record this capital lease on its Consolidated Balance Sheets. At December 31, 2011, the accumulated amortization of the capital lease included in accumulated depreciation was $321,000; the implied interest rate was 6.0%; and the capital lease obligation was $7.1 million.

The second of the two capital leases was entered into in the first quarter of 2009, and requires the Company to make monthly payments through 2038. At December 31, 2011, the accumulated amortization of the capital lease included in accumulated depreciation was $324,000; the implied interest rate was 6.0%; and the capital lease obligation was $7.8 million. Total lease payments were $706,000 for the twelve months ended December 31, 2011. The lease provides for specific increases during its term. As of December 31, 2011, the total minimum sublease rent to be received under noncancelable subleases was $1.5 million.

Both of the above capital leases contain no significant restrictive covenants or triggering events as to the issuance of other debt or require payment in full prior to the scheduled maturity.

NOTE 16.	EMPLOYEE 401K AND STOCK OWNERSHIP PLANS

The Company’s profit-sharing plan has two components. The Salary Savings Plan component is authorized under Section 401(k) of the Internal Revenue Code. The other component is the Incentive & Investment Plan (“I&I Plan”), which permits profit sharing contributions by the Company to be invested in various mutual funds chosen by the employees. The Company made no contributions to the I&I Plan during 2011, 2010, or 2009. The administrative expenses for these plans are paid by the Company.

For the Salary Savings Plan, an employee may defer up to 80% of pre-tax salary in the plan up to a maximum dollar amount set each year by the IRS. Until 2010, the Company matched 100% of the first 3% of the employee’s compensation that the employee elected to defer and 50% of the next 3%, but not more than 4.5% of the employee’s total compensation. In January 2010, the Company announced the suspension of the 401(k) match described above beginning on March 1, 2010. In January 2011, the Company reinstated the employee match, and recorded expense for matching contributions of $1.1 million during 2011. In 2010, prior to the suspension and in 2009, the employer’s matching contributions were $505,000 and $2.5 million, respectively.

The Company’s Employee Stock Ownership Plan (“ESOP”) was initiated in January 1985. The ESOP was a plan whereby the Company could make annual, discretionary contributions for the benefit of eligible employees. Substantially all of the contributions were invested in the Company’s common stock. The ESOP was merged into the Salary Savings plan on August 27, 2010, and the ESOP was dissolved. Total contributions by the Company to the ESOP plan were $0, and $2,000 for the years ended December 31, 2010, and 2009, respectively.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 17.	COMMITMENTS AND CONTINGENCIES

Contractual Lease Obligations

The contractual obligations for leases are disclosed in Note 8, “Premises and Equipment” of these Consolidated Financial Statements.

Contractual Commitments for Unfunded Loans and Letter of Credits

For a summary and more information on the contractual commitments for unfunded loan commitments and letters of credit as of December 31, 2011, refer to Note 5, “Loans” of these Consolidated Financial Statements.

Legal Matters

The plaintiffs, the Company, and the other defendants entered into an agreement to settle all claims in the previously disclosed consolidated shareholder derivative and direct complaints of Monty and Clem. Following a hearing on January 19, 2012, the trial court approved the settlement and entered judgment dismissing the lawsuit with prejudice. The settlement does not have any material effect on the Company’s financial position, results of operation, or cash flow. The Company is involved in various other lawsuits of a routine nature that are being handled and defended in the ordinary course of the Company’s business. Expenses are being incurred in connection with defending the Company, but in the opinion of Management, based in part on consultation with legal counsel, the resolution of these lawsuits will not have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 18.	SHAREHOLDERS’ EQUITY

Authorized Shares and Stock Issuance

On August 31, 2010, when the Investment Agreement was executed, there were additional shares issued. Following the Transaction Date, there were additional shares authorized, a reverse stock split and a rights offering. All of this activity is disclosed in Note 2, “Business Combination – Investment Transaction” of these Consolidated Financial Statements.

Stock Repurchases

Pursuant to the Written Agreement, the Company is prohibited from repurchasing any shares of common stock, without the prior approval of the Reserve Board.

Stock Plans

On December 1, 2010, the Company’s shareholders adopted the 2010 Equity Incentive Plan effective as of December 29, 2010, with 2,138,850 shares authorized for stock compensation. The 2010 Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units to officers, employees, non-employee directors, and consultants. The 2010 Plan has assigned the Board of Directors as the Administrator of the plan, with wide discretion in determining the terms and conditions of the awards and circumstances under which an award may be amended. All awards granted under these plans will have an exercise price set at a minimum of 100% of the market value of the Company’s common stock on the date of the grant

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 18.	SHAREHOLDERS’ EQUITY—CONTINUED

except for any employee that owns stock with total combined voting power of more than 10% of all classes of stock, in which case the exercise price shall be no less than 110% of the fair market value on the date of the grant. During 2011, the Company granted restricted stock, performance based nonqualified stock options and performance based restricted stock units. Restricted stock granted to employees under this plan vest over a four year period in 25% annual increments on the grant anniversary date. Restricted stock granted to outside directors vest 100% after one year following the grant date. Performance based shares are granted to employees and the number of shares that vest is subject to the achievement of specified performance goals. Any shares that satisfy the performance goals will then become subject to time based vesting of 50% on the first anniversary of the last day of the fiscal year in which the option or restricted stock unit was granted and the remaining 50% on the second anniversary of the last day of the fiscal year in which this option or restricted stock unit was granted. Of the original authorized shares, 1,986,579 remain for future awards as of December 31, 2011.

Upon adoption of the 2010 Equity Incentive Plan, the 2002 Stock Plan, and the 2008 Equity Incentive Plan were terminated. No further grants can be made from these two terminated plans, but shares will continue to be issued as restricted stock granted prior to the termination of plans vests or as stock option grants are exercised. Since the stock option grants have exercise prices which are significantly higher than the Company’s current stock price, it is unlikely that the outstanding stock options will be exercised. All stock options granted have a 10 year contractual term and were granted with an exercise price set at the market value of the Company’s common stock on the date of the grant. As discussed below, all stock options and restricted stock that were outstanding from the terminated plans were fully expensed at the Transaction Date.

Nonqualified Stock Options

The table below summarizes the assumptions used in calculating the fair value of the nonqualified stock options granted over the last three years and the weighted average grant date fair value.

	Successor Company		Predecessor Company
	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Expected volatility	54%-56%	—	72%-80%	52%-70%
Weighted average volatility	56%	—	73%	59%
Expected dividend yield	—	—	—	0.0%-5.0%
Expected term (in years)	6.0	—	6.8	6.8
Risk-free rate	1.1%-2.2%	—	3.1%-3.3%	2.2%-3.3%
Weighted average value at grant date	$16.89	$—	$81.63	$272.94

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 18.	SHAREHOLDERS’ EQUITY—CONTINUED

A summary of nonqualified stock option activity is presented below:

	Successor Company
	December 31, 2011
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding shares at January 1, 2011	9,444	$2,194
Granted	43,713	31
Exercised	—	—
Cancelled and expired	(1,322)	2,392

Outstanding shares at December 31, 2011	51,835	$365	8.7	$3

Vested or expected to vest at December 31, 2011	50,942	$373	8.6	$3

Exercisable at December 31, 2011	6,504	$2,445	3.3	$—

Nonqualified stock option compensation expense is recognized over the vesting period in accordance with ASC 718-040, Stock Compensation. The following table presents additional information about stock options:

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Nonqualified stock option compensation expense	$194	$—	$401	$867
Tax benefit recognized from stock option compensation expense	—	—	—	—
Total intrinsic value of options exercised	—	—	—	—
Cash received from option exercises	—	—	—	—
Tax benefit realized from option exercises	—	—	—	—

At December 31, 2011, there was $530,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average remaining period of 1.5 years.

The outstanding stock options at the Transaction Date were not impacted by the Investment Transaction, i.e., the vesting periods remained unchanged. However, the unvested options were valued for the application of purchase accounting and the resulting unrecognized compensation expense was recognized as of the Transaction Date.

Restricted Stock and Restricted Stock Units

Compensation expense for restricted stock is measured based on the closing price of the stock on the day of the grant. The compensation expense is generally recognized over the vesting period. However, when the shares were valued for the application of purchase accounting, and given the relatively low value, the compensation expense was immediately recognized as of the Transaction Date. The terms of

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 18.	SHAREHOLDERS’ EQUITY—CONTINUED

the unvested restricted stock issued under the 2008 Plan became immediately vested with the close of the Investment Transaction. Unvested restricted stock issued under the 2002 Plan were not impacted by the Investment Transaction and will vest according to the terms of that plan.

A summary of restricted stock activity for the twelve months ended December 31, 2011, is presented below:

	Successor Company
	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2011	1,462	$2,003
Granted	108,558	31
Vested	(2,661)	806
Forfeited	(14)	3,201

Nonvested shares at December 31, 2011	107,345	$38

The following table presents additional information about restricted stock:

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Restricted stock compensation expense	$870	$—	$2,486	$2,986
Tax benefit recognized from restricted stock compensation expense	—	—	—	—
Total value of shares vested	2,145	99	4,870	3,697

Successor Company

The weighted average grant date fair value of restricted stock granted during the twelve months ended December 31, 2011, was $31.23. There were no restricted stock grants during the four months ended December 31, 2010. At December 31, 2011, there was $2.4 million of unrecognized compensation expense for unvested restricted stock with an expected weighted average remaining period of 1.7 years to be recognized.

Predecessor Company

The weighted average grant date fair value of restricted stock granted during the eight months ended August 31, 2010, and twelve months ended December 31, 2009, was $164.41 and $783.98, respectively.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 19.	EARNINGS PER SHARE

The following table presents a reconciliation of basic earnings per share and diluted earnings per share. The denominator of the diluted earnings per share ratio includes the effect of dilutive securities. The securities outstanding that are potentially dilutive are employee stock options, restricted stock and common stock warrants.

	Successor Company		Predecessor Company
(dollars and shares in thousands, except per share amounts)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Net income/(loss) from continuing operations	$70,522	$25,770	$(171,635)	$(456,624)
(Expense)/income from discontinued operations, net of tax	—	(26)	(1,429)	35,363
Gain on sale of discontinued operations, net of tax	—	—	8,160	—

(Expense)/income from discontinued operations, net	—	(26)	6,731	35,363

Net income/(loss)	70,522	25,744	(164,904)	(421,261)
Dividends and accretion on preferred stock	—	—	6,938	9,996

Net income/(loss) applicable to common shareholders	$70,522	$25,744	$(171,842)	$(431,257)

Basic weighted average shares outstanding	32,904	25,331	478	467
Dilutive effect of stock grants	5	2	—	—
Dilutive effect of common stock warrants	4	10	—	—
Dilutive effect of incremental shares from assumed conversion	—	4,783	—	—

Diluted weighted average shares outstanding	32,913	30,126	478	467

Anti-dilutive common stock equivalents excluded from computation of diluted weighted average shares outstanding:
Stock options	31	9,641	11,315	13,060
Common stock warrants	—	—	—	15,120
Earnings/(loss) per share from continuing operations:
Basic	$2.14	$1.02	$(359.07)	$(977.78)
Diluted (1)	$2.14	$0.86	$(359.07)	$(977.78)
Earnings per share from discontinued operations:
Basic	$—	$—	$14.08	$75.72
Diluted (1)	$—	$—	$14.08	$75.72
Earnings/(loss) per share applicable to common shareholders:
Basic	$2.14	$1.02	$(359.50)	$(923.46)
Diluted (1)	$2.14	$0.85	$(359.50)	$(923.46)

(1)

Common stock equivalents are not included in the computation of the diluted weighted average shares outstanding when they are anti-dilutive. No common stock equivalents are included in the computation of the diluted weighted average shares outstanding when there is a net loss for reporting period.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 19.	EARNINGS PER SHARE—CONTINUED

For the Predecessor Company, no dilutive shares were included in the computation of diluted earnings per share because all of the periods presented have a net loss.

15,120 common stock warrants were issued in conjunction with the preferred stock issued to the U.S. Treasury in November 2008, and were renegotiated as part of the Investment Agreement.

NOTE 20.	REGULATORY CAPITAL REQUIREMENTS

On September 2, 2010, the Bank entered into the Operating Agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total capital at least equal to 12% of risk-weighted assets and Tier 1 leverage at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years shall have elapsed since the effective date of the Operating Agreement. The Bank was in compliance with these minimum capital ratios at December 31, 2011, with a total risk-based capital ratio of 18.3% and a Tier 1 leverage ratio of 11.2%.

The Company’s and SBB&T capital ratios as of December 31, 2011, and 2010, were as follows:

	Successor Company
	Total Risk Based Capital	Tier 1 Capital	Risk- Weighted Assets	Tangible Average Assets	Total Risk Based Capital Ratio	Tier 1 Risk Based Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
December 31, 2011
PCBC (consolidated)	$736,816	$715,062	$3,657,172	$5,768,824	20.2%	19.6%	12.4%
SBB&T	$667,405	$645,651	$3,657,180	$5,766,623	18.3%	17.7%	11.2%

December 31, 2010
PCBC (consolidated)	$646,324	$633,938	$3,909,351	$6,149,932	16.5%	16.2%	10.3%
SBB&T	$575,049	$562,663	$3,909,482	$6,133,212	14.7%	14.4%	9.2%

Minimum Capital Ratios required by the Operating Agreement					12.0%	n/a	8.0%
Generally required minimum ratios to be classified as well-capitalized					10.0%	6.0%	5.0%
Generally required minimum ratios to be classified as adequately capitalized					8.0%	4.0%	4.0%

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

The minimum ratios that must be maintained under the regulatory requirements to meet the standard of “adequately capitalized” and the minimum ratios required to meet the regulatory standards of “well capitalized” are presented above, along with the higher minimum capital ratios that SBB&T must continue to meet to remain in compliance with the Operating Agreement.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 21.	NONINTEREST INCOME

The table below discloses the largest items included in other noninterest income.

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Other Income:
Life insurance income	$2,798	$967	$2,074	$3,154
Gain/(loss) on asset sales	775	4,598	1,188	(4,814)
Net loss on LIHTCP	(2,846)	(1,554)	(4,416)	(3,680)
Other	5,745	1,771	2,348	5,800

Total	$6,472	$5,782	$1,194	$460

NOTE 22.	NONINTEREST EXPENSE

The table below discloses the largest items included in other noninterest expense.

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Other Expense:
Professional services	$14,472	$4,633	$10,782	$22,882
Regulatory assessments	11,962	6,305	13,094	18,988
Other intangible expense	8,580	2,982	621	1,184
Software expense	7,361	3,876	8,660	15,383
Customer deposit service and support	6,777	2,344	4,961	8,271
Furniture, fixtures and equipment, net	4,954	1,344	3,488	7,147
Acceleration of discount on redemption of subordinated debt	4,741	—	—	—
Loan servicing expense	4,343	1,970	2,369	5,526
Earnout liability	3,917	—	—	—
Supplies and postage	3,747	1,344	2,740	5,135
Telephone and data	3,058	889	2,288	4,380
Marketing	2,785	1,181	1,349	3,096
Other real estate owned expense	2,402	1,566	2,643	1,884
FHLB advance prepayment penalties	—	—	864	3,798
LIHTCP impairment	—	—	—	8,958
Ford investment transaction expense	—	—	13,063	—
Reserve for off-balance sheet commitments	(2,847)	32	1,886	8,245
Other	6,254	1,579	6,845	7,212

Total	$82,506	$30,045	$75,653	$122,089

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 23.	DISCONTINUED OPERATIONS—RAL AND RT PROGRAMS

On January 14, 2010, the Company entered into an agreement with Santa Barbara Tax Products Group, LLC (“SBTPG”), whereby SBTPG agreed to purchase the assets of the RAL and RT Programs segment for $10.0 million. The agreement provided for, and the Company received, a payment of $5.0 million at closing and an additional $5.0 million on March 15, 2010. The agreement further stipulated that SBTPG would make an additional cash payment based on the number of RALs processed by SBTPG between January 1, 2010, and April 30, 2010. SBTPG was not able to process RALs during this period and therefore no further payments were received for the sale of the RAL and RT Programs. The Company sold the RAL and RT Programs segment due to changes in the regulatory and legislative environments which had significantly altered the Bank’s ability to offer RALs for the 2010 tax season and the value of the segment to the Company.

Due to the short period of time between when the agreement was signed and the purchase was finalized, there was not enough time for SBTPG to set up the operations required to process the RT checks and Automated Clearing House transactions or to set up basic accounting functions like accounts payable, payroll, and benefit plans. Therefore, as part of the agreement to sell the RAL and RT Programs, the Company also entered into a transition agreement whereby the Company would process the RT activity for SBTPG for the 2010 tax season. The transition agreement also required the Company to process the invoices for the RAL and RT Programs through April 30, 2010, and retain the employees associated with the RAL and RT Programs through March 31, 2010. All funds expended for the processing of invoices and employee related costs were reimbursed by SBTPG starting on January 15, 2010. There are other minimal obligations to provide support to SBTPG through the remainder of 2010.

Beginning March 31, 2010, the Company reported the RAL and RT Programs as discontinued operations and all prior periods were retrospectively revised to reflect the operations from the RAL and RT Programs as discontinued operations throughout these Consolidated Financial Statements and the accompanying notes. On October 5, 2010, the Company filed a Current Report on Form 8-K recasting its Consolidated Financial Statements for all periods presented in certain sections of its Form 10-K, as amended, to present the RAL and RT Programs as discontinued operations.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 23.	DISCONTINUED OPERATIONS—RAL AND RT PROGRAMS—CONTINUED

A gain on the sale of the programs was recognized in the first quarter of 2010. A summary of the items related to the gain on sale of the RAL and RT Programs is as follows:

(dollars in thousands)
Proceeds received from purchaser:	$10,000

Assets sold:
Leasehold improvements	678
Furniture, fixtures & equipment	1,399
Prepaid assets	2,110

Total assets sold	4,187

Liabilities sold:
Accrued expenses	2,321
Deferred rent	164

Total liabilities sold	2,485

Assets less liabilities sold	1,702

Expenses incurred as part of the sale	138

Gain on sale	$8,160

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

Refund Anticipation Loans

RALs are short term consumer loans offered to taxpayers, secured by their anticipated tax refund and subject to an underwriting process prior to approval. At the request of the taxpayer, the refund claim is paid by the IRS to the Bank once the tax return has been processed. This constitutes the source of repayment of the RAL. Funds received from the IRS above the sum of the RAL less associated contractual fees were remitted to the taxpayer by the Bank.

The RAL funds advanced by the Bank were generally repaid by the IRS within several weeks. Therefore, the processing costs and provision for loan loss represent the major costs of these loans. This cost structure was different than for other loans for which the cost of funds during the term of the loan is the major cost for the Company. Because of RALs’ short duration, the Bank could not recover the processing costs through interest calculated over the term of the loan. Consequently, the Bank had structured the fees to have a fixed component to cover processing costs and a variable component to cover loan losses and the cost of funds. The client signed a promissory note. This means that the Company reported fees received for RALs as interest income.

Net interest income for RALs was $141.3 million for the year ended December 31, 2009. The sale of the programs took place prior to the beginning of the tax season, so no RALs were offered in 2010, or thereafter.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 23.	DISCONTINUED OPERATIONS—RAL AND RT PROGRAMS—CONTINUED

Unpaid RALs outstanding at the end of each year were charged off. Therefore, no RALs were reported as of December 31 of each year. As shown in the tables in Note 5, “Loans” and Note 7, “Allowance for Loan and Lease Losses,” there were no RALs or allowance for RAL losses at December 31 of each year.

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

Fees Earned on RALs and RTs

Income from the RAL and RT Programs consists of the fees earned on these products. Fees earned on RALs are reported in interest income because the client has signed a promissory note while fees earned on RTs are reported in noninterest income. The Company originated these products through three channels: Jackson Hewitt, other professional tax preparers and self filers. Regardless of the program a basic fee per product was charged. The fees charged for the products differed by source due to varying contractual terms.

RAL Provision for Loan Losses

Losses related to RALs occurred when the IRS did not pay the amount claimed as a refund on the taxpayer’s return remitting funds associated with a particular tax return. This occurred for a number of reasons, including errors in the tax return and tax return fraud. The provision for RAL losses was $74.5 million for the year ended December 31, 2009, no provision for RAL loan losses was recorded in 2010, or thereafter.

RTs were the facilitation of the payment from the IRS to the taxpayer made only after the Bank had received the refund from the IRS, so there was no extension of credit and no losses associated with them.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 23.	DISCONTINUED OPERATIONS—RAL AND RT PROGRAMS—CONTINUED

The following table presents a summary of the items classified as discontinued operations in the Company’s Statement of Operations.

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009
Interest income
Loans	$—	$—	$—	$151,611
Other	—	—	—	1,322

Total interest income	—	—	—	152,933
Interest expense
Deposits	—	—	—	11,396
Securities sold under agreements to repurchase and Federal funds purchased	—	—	—	8
Long term debt and other borrowings	—	—	—	207

Total interest expense	—	—	—	11,611
Net interest income	—	—	—	141,322
Provision for loan losses	—	—	—	74,538

Net interest income after provision for loan losses	—	—	—	66,784
Noninterest income
Gain on sale of discontinued operations	—	—	8,160	—
Refund transfer fees	—	(3)	—	68,315
Service charges and fees	—	—	3	2,589

Total noninterest income	—	(3)	8,163	70,904
Noninterest expense
Salaries and employee benefits	—	—	686	13,586
Occupancy expense, net	—	—	48	1,467
Refund program fees	—	—	—	47,428
Other	—	23	698	14,184

Total noninterest expense	—	23	1,432	76,665

(Loss)/income before provision for income taxes	—	(26)	6,731	61,023
Provision for income taxes	—	—	—	25,660

Net (loss)/income from discontinued operations	$—	$(26)	$6,731	$35,363

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 23.	DISCONTINUED OPERATIONS—RAL AND RT PROGRAMS—CONTINUED

Since the RAL and RT programs were sold on January 14, 2010, there was no income and expense incurred for the year ended December 31, 2011. The majority of the income and expenses incurred for the eight months ended August 31, 2010, were the income and expenses incurred during the first 14 days of the year. Most of the expenses incurred after January 14, 2010, have been reimbursed by SBTPG with the exception of some of the overhead expenses and transactional expenses for the servicing of RTs. The reimbursements from SBTPG were recorded as a reduction of expense.

NOTE 24.	SEGMENTS

The segments are aligned based on how the Company’s Board of Directors has set performance goals for the Chief Executive Officer (the “CEO”) and his management team. The Company has two operating business segments: Commercial & Community Banking and Wealth Management. The All Other segment is not considered an operating segment, but includes all corporate administrative support departments such as human resources, legal, finance and accounting, treasury, information technology, internal audit, risk management, facilities management, marketing, executive management and the Bank’s holding company. The operations and expenses reported in the All Other segment cannot specifically be allocated to the operating segments based on the services provided. The administrative departments which specifically support the operating segments have been identified and reported within the operating segment.

The financial results and determination of the new operating segments were based on the major business lines of the Bank and the products and services offered to the clients of each segment, as well as how the chief operating decision maker of the Company measures performance and allocates resources.

A summary of the operating segments products and services and clients are below:

Commercial & Community Banking

The Commercial & Community Banking reportable segment is the aggregation of client sales and service activities typically found in a bank. This reportable segment includes all lending and deposit products of the Bank. Clients include small business and middle market companies as well as individuals in the communities which the Bank serves.

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

Deposit products offered by the Commercial & Community Banking segment include checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Other products include foreign exchange services, treasury services and debit card services. The Commercial & Community Banking segment serves clients through traditional banking branches, loan production centers, Automated Teller Machines and through client contact call centers and online banking.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 24.	SEGMENTS—CONTINUED

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

All Other

This reportable segment consists of administrative support areas of the Company and is not considered an operating segment of the Company. The All Other segment is presented in the segment tables above to reflect unallocated operating segments to the consolidated totals of the Company’s Consolidated Financial Statements. The administrative support units include the Company’s executive administration, risk management, information technology operations, marketing, human resources, corporate real estate, legal, treasury, and finance and accounting areas of the Company. The income and expense generated by the All Other segment is from the investment securities portfolio and the borrowings which is managed by the treasury department and allocated to the operating segments as part of the allocation process in preparing segment balance sheets.

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

The Company has no operations in foreign countries to require disclosure by geographical area. The Company has no single client generating 10% or more of total revenues. The following tables present information for each specific operating segment regarding assets, profit or loss, and specific items of revenue and expense that are included in the measure of segment profit or loss reviewed by the CEO. Included in the table is an “All Other” segment which includes the administrative support units, the Bank’s holding company, and balancing of the funding uses and sources activity that are not allocated to the two operating segments.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 24.	SEGMENTS—CONTINUED

	Successor Company
	Year Ended December 31, 2011
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$241,085	$—	$30,209	$271,294
Interest expense	22,821	—	21,129	43,950

Net interest income	218,264	—	9,080	227,344
Provision for loan losses	5,555	—	—	5,555
Noninterest income	29,281	21,648	(111)	50,818
Noninterest expense	168,107	24,410	10,042	202,559

Direct income/(loss) before tax	73,883	(2,762)	(1,073)	70,048
Indirect credit/(charge) for funds	32,628	129	(32,757)	—

Net income/(loss) from continuing operations before tax	$106,511	$(2,633)	$(33,830)	$70,048

Total assets	$4,075,622	$28,568	$1,745,832	$5,850,022

	Successor Company
	Four Months Ended December 31, 2010
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$76,879	$—	$7,861	$84,740
Interest expense	5,785	161	6,622	12,568

Net interest income/(loss)	71,094	(161)	1,239	72,172
Provision for loan losses	590	—	—	590
Noninterest income	13,834	6,922	(684)	20,072
Noninterest expense	31,949	5,087	28,848	65,884

Direct income/(loss) before tax	52,389	1,674	(28,293)	25,770
Indirect credit/(charge) for funds	10,400	13	(10,413)	—

Net income/(loss) from continuing operations before tax	$62,789	$1,687	$(38,706)	$25,770

Total assets	$3,955,316	$39,856	$2,090,376	$6,085,548

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 24.	SEGMENTS—CONTINUED

	Predecessor Company
	Eight Months Ended August 31, 2010
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$166,580	$—	$23,120	$189,700
Interest expense	38,192	317	41,819	80,328

Net interest income/(loss)	128,388	(317)	(18,699)	109,372
Provision for loan losses	171,583	—	—	171,583
Noninterest income	18,782	14,236	2,779	35,797
Noninterest expense	58,070	9,093	82,800	149,963

Direct (loss)/income before tax	(82,483)	4,826	(98,720)	(176,377)
Indirect (charge)/credit for funds	(2,784)	27	2,757	—

Net (loss) income/from continuing operations before tax	$(85,267)	$4,853	$(95,963)	$(176,377)

Total assets	$4,213,132	$35,903	$2,966,441	$7,215,476

	Predecessor Company
	Year Ended December 31, 2009
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$303,055	$2	$50,215	$353,272
Interest expense	71,886	454	81,301	153,641

Net interest income/(loss)	231,169	(452)	(31,086)	199,631
Provision for loan losses	352,398	—	—	352,398
Noninterest income	31,360	21,566	4,635	57,561
Noninterest expense	225,494	29,354	125,393	380,241

Direct loss before tax	(315,363)	(8,240)	(151,844)	(475,447)
Indirect (charge)/credit for funds	(21,735)	74	21,661	—

Net loss from continuing operations before tax	$(337,098)	$(8,166)	$(130,183)	$(475,447)

Total assets	$5,039,611	$16,070	$2,486,574	$7,542,255

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 25.	REGULATORY MATTERS

On September 2, 2010, the Bank entered into the Operating Agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total risk based capital at least equal to 12% of risk-weighted assets and Tier 1 leverage at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years shall have elapsed since the effective date of the Operating Agreement. The Bank was in compliance with these minimum capital ratios at December 31, 2011, and December 31, 2010, with a Tier 1 leverage ratio of 11.2% and 9.2%, respectively and, a total risk-based capital ratio of 18.3% and 14.7%, respectively. In addition, as of December 31, 2011, the Bank was not permitted to pay dividends to the Company, because of the requirement for the non-objection of the OCC and because of legal limitations on the amount of dividends which may be paid by the Bank to the Company that are determined based on the Bank’s capital and earnings. The Bank was also subject to the Consent Order originally issued by the OCC on May 11, 2010, up until the termination of the Consent Order on December 28, 2011.

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

Any material failure to comply with the provisions of the Written Agreement or Operating Agreement could result in additional enforcement actions by the Reserve Bank and the OCC. While the Company and the Bank intend to take such actions as may be necessary to comply with the requirements of the Written Agreement and Operating Agreement, there can be no assurance that the Company will be able to comply fully with the provisions of the Written Agreement or that the Bank will be able to comply fully with the provisions of the Operating Agreement, that compliance with the Written Agreement and Operating Agreement will not be more time consuming or more expensive than anticipated, that compliance with the Written Agreement and Operating Agreement will enable the Company and the Bank to resume profitable operations, or that efforts to comply with the Written Agreement and Operating Agreement will not have adverse effects on the operations and financial condition of the Company or the Bank.

NOTE 26.	SUBSEQUENT EVENTS

On March 9, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UnionBanCal Corporation, a Delaware corporation (“UBC”). The Merger

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 26.	SUBSEQUENT EVENTS—CONTINUED

Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Pebble Merger Sub Inc., a corporation formed in Delaware as a wholly owned subsidiary of UBC, will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of UBC (the “Merger”). Pursuant to the Merger Agreement, upon consummation of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive $46.00 per share in cash. Consummation of the Merger is subject to certain customary conditions, including, among others, the absence of any injunction or other legal prohibition on the completion of the Merger, regulatory approvals of the Board of Governors of the Federal Reserve System, the Japan Financial Services Agency and the OCC and expiration of applicable waiting periods. On March 9, 2012, following the execution of the Merger Agreement, SB Acquisition, the holder of 25,000,000 shares of the Company’s common stock, constituting approximately 76% of the outstanding shares of the Company’s common stock, delivered to the Company its action by written consent adopting and approving the Merger Agreement and the Merger. No further approval of the stockholders of the Company is required to approve the Merger Agreement and the Merger.

Shares of the Company’s common stock that are owned by dissenting stockholders will be entitled only to such rights and payments as are granted by Section 262 of the Delaware General Corporation Law. Each outstanding option to purchase shares of common stock under the Company’s stock plans (each, a “Company Option”), whether vested or unvested, will be cancelled and converted into the right to receive, with respect to each share subject to such Company Option, an amount in cash equal to $46.00 minus the exercise price per share of the Company Option immediately prior to the effective time of the Merger. Each award of restricted shares of the Company common stock and each share-based award outstanding under the Company stock plans will fully vest and be converted into the right to receive, with respect to each share subject to such award, $46.00 in cash.

As of the date of the Merger Agreement, there were outstanding warrants to purchase 15,120 shares of the Company’s common stock held by the U.S. Treasury (the “Treasury Warrants”). Pursuant to the Merger Agreement and the terms of the Treasury Warrants, at the effective time of the Merger, each outstanding Treasury Warrant will cease to represent a warrant to purchase common stock of the Company and will be converted automatically into a right to exercise such Treasury Warrant in accordance with its terms to receive an amount in cash equal to $46.00 multiplied by the number of shares of Company common stock issuable upon the exercise of such Treasury Warrant immediately prior to the execution of the Merger Agreement.

The Company and UBC have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) to use reasonable best efforts to obtain any necessary regulatory approvals; (ii) not to take any actions that would reasonably be expected to materially delay the obtainment of regulatory approvals and (iii) for the Company to conduct its business in the ordinary course of business during the interim period between the execution of the Merger Agreement and consummation of the Merger. The Merger Agreement provides certain customary termination rights for both UBC and the Company. There is no assurance that the Company, UBC and Merger Sub will complete the Merger.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.2 hereto and is incorporated by reference herein.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 27.	PACIFIC CAPITAL BANCORP (PARENT COMPANY ONLY FINANCIALS)

The condensed financial statements of the Bancorp are presented on the following pages.

PACIFIC CAPITAL BANCORP

Balance Sheets

(dollars and shares in thousands)

	Successor Company
	December 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$67,251	$75,593
Premises and equipment, net	54	—
Investment in subsidiary	742,127	620,501
Other assets	4,354	2,732

TOTAL ASSETS	$813,786	$698,826

LIABILITIES
Long term debt and other borrowings	$51,664	$51,188
Other liabilities	152	4,955

TOTAL LIABILITIES	51,816	56,143

SHAREHOLDERS’ EQUITY
Common stock ($0.001 par value; 50,000 authorized; 32,905 and 32,901 shares issued and outstanding at December 31, 2011, and December 31, 2010, respectively)	33	33

Paid in capital	651,066	650,010
Retained earnings	96,266	25,744
Accumulated other comprehensive income/(loss)	14,605	(33,104)

TOTAL SHAREHOLDERS’ EQUITY	761,970	642,683

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$813,786	$698,826

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 27.	PACIFIC CAPITAL BANCORP (PARENT COMPANY ONLY FINANCIALS)—CONTINUED

PACIFIC CAPITAL BANCORP

Statement of Operations

(dollars in thousands)

	Successor Company		Predecessor Company
	Twleve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Monhts Ended December 31, 2009

Equity/(deficit) in earnings of subsidiaries:
Undistributed from continuing operations, net of tax	$73,419	$27,186	$(147,742)	$(440,410)
Undistributed from discontinued operations, net of tax	—	(26)	6,731	35,363
Interest income	60	—	—	—
Interest expense	(2,467)	(778)	(1,297)	(2,212)
Other income	3	20	39	(70)
Noninterest expense	(2,687)	(658)	(16,254)	(2,714)

Gain/(loss) before income taxes	68,328	25,744	(158,523)	(410,043)
Income tax (benefit)/provision	(2,194)	—	6,381	11,218

NET INCOME/(LOSS)	70,522	25,744	(164,904)	(421,261)
Dividends and accretion on preferred stock	—	—	6,938	9,996

NET INCOME/(LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$70,522	$25,744	$(171,842)	$(431,257)

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 27.	PACIFIC CAPITAL BANCORP (PARENT COMPANY ONLY FINANCIALS)—CONTINUED

PACIFIC CAPITAL BANCORP

Statements of Cash Flows

	Successor Company		Predecessor Company
(dollars in thousands)	Twelve Months Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Twelve Months Ended December 31, 2009

OPERATING ACTIVITIES:
Net income/(loss) applicable to common shareholders	$70,522	$25,744	$(164,904)	$(421,261)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:

Equity in subsidiaries’ earnings, net of dividends	(73,419)	(27,160)	141,011	405,047
Depreciation and accretion	487	153	70	176
Stock-based compensation	1,064	—	2,140	3,853
Net change in other assets	(2,120)	2,532	(5,912)	7,979
Net change in other liabilities	(4,803)	(10,897)	16,636	1,271

NET CASH USED INOPERATING ACTIVITIES	(8,269)	(9,628)	(10,959)	(2,935)

INVESTING ACTIVITIES:
Capital acquisitions	(65)	—	—	9
Advances and investment in subsidiaries	—	(485,500)	—	—

NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(65)	(485,500)	—	9

FINANCING ACTIVITIES:
Proceeds from issuance of common stock options	—	—	—	27
Cash dividends paid on preferred stock	—	—	—	(2,107)
Cash dividends paid on common stock	—	—	—	(5,189)
Proceeds from issuance of common stock	—	45,000	—	—
Proceeds from issuance of Series C Preferred Stock	—	455,000	—	—
Proceeds from rights offering	—	76,019	—	—
Acquirer expense	—	(7,889)	—	—
Other, net	(8)	—	(49)	(101)

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(8)	568,130	(49)	(7,370)
(DECREASE)/INCREASE IN CASH AND DUE FROM BANKS	(8,342)	73,002	(11,008)	(10,296)
CASH AND DUE FROM BANKS, AT BEGINNING OF PERIOD	75,593	2,591	13,599	23,895

CASH AND DUE FROM BANKS, AT END OF PERIOD	$67,251	$75,593	$2,591	$13,599

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 28.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Successor Company
(dollars and shares in thousands, except per share amounts)	Three Months Ended December 31, 2011	Three Months Ended September 30, 2011	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011

Interest income	$66,811	$66,048	$71,939	$66,496
Interest expense	9,790	10,200	11,776	12,184

Net interest income	57,021	55,848	60,163	54,312
Provision for loan losses	1,302	787	1,799	1,667

Net interest income after provision for loan losses	55,719	55,061	58,364	52,645
Loss on securities, net	—	(35)	(212)	(4)
Noninterest income (1)	12,444	13,028	12,743	12,854
Noninterest expense	56,013	48,096	50,187	48,263

Income before income tax (benefit)/expense	12,150	19,958	20,708	17,232
Income tax (benefit)/expense	(165)	(515)	(266)	472

Net income available to common shareholders	$12,315	$20,473	$20,974	$16,760

Earnings per share from continuing operations:
Basic	$0.37	$0.62	$0.64	$0.51
Diluted	$0.37	$0.62	$0.64	$0.51
Earnings per share applicable to common shareholders:
Basic	$0.37	$0.62	$0.64	$0.51
Diluted	$0.37	$0.62	$0.64	$0.51
Weighted average number of common shares outstanding:
Basic	32,905	32,905	32,903	32,903
Diluted	32,918	32,958	32,916	32,909

(1)	Noninterest income is net of gain on securities.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 28.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)—CONTINUED

	Successor Company		Predecessor Company
(dollars and shares in thousands, except per share amounts)	Three Months Ended December 31, 2010	One Month Ended September 30, 2010	Two Months Ended August 31, 2010	Three Months Ended June 30, 2010	Three Months Ended March 31, 2010

Interest income	$62,572	$22,168	$44,393	$69,988	$75,319
Interest expense	8,547	4,021	19,391	30,123	30,814

Net interest income	54,025	18,147	25,002	39,865	44,505
Provision for loan losses	535	55	15,000	56,718	99,865

Net interest income/(loss) after provision for loan losses	53,490	18,092	10,002	(16,853)	(55,360)
(Loss)/gain on securities, net	(1)	(31)	679	477	4,511
Noninterest income (1)	16,057	4,047	8,760	6,544	14,826
Noninterest expense	48,735	17,149	47,338	51,305	51,320

Income/(loss) before income tax (benefit)/expense	20,811	4,959	(27,897)	(61,137)	(87,343)
Income tax (benefit)/expense	—	—	(1,809)	(2,982)	49

Net income/(loss) from continuing operations	20,811	4,959	(26,088)	(58,155)	(87,392)
Expense from discontinued operations, net of tax	(25)	(1)	(36)	(162)	(1,231)

Gain on sale of discontinued operations, net of tax	—	—	—	—	8,160

Net income/(loss)	20,786	4,958	(26,124)	(58,317)	(80,463)
Dividend and accretion on preferred stock	—	—	1,756	2,660	2,522

Net income/(loss) available to common shareholders	$20,786	$4,958	$(27,880)	$(60,977)	$(82,985)

Earnings/(loss) per share from continuing operations:
Basic	$0.68	$0.51	$(51.66)	$(124.00)	$(186.74)
Diluted	$0.68	$0.17	$(51.66)	$(124.00)	$(184.76)
(Loss)/earnings per share from discontinued operations:
Basic	$—	$—	$(0.07)	$(0.35)	$14.81
Diluted	$—	$—	$(0.07)	$(0.35)	$14.65
Earnings/(loss) per share applicable to common shareholders:
Basic	$0.68	$0.51	$(55.21)	$(130.01)	$(177.32)
Diluted	$0.68	$0.17	$(55.21)	$(130.01)	$(175.44)
Weighted average number of common shares outstanding:
Basic	30,451	9,631	505	469	468
Diluted	30,462	29,094	505	469	473

(1)	Noninterest income is net of gain on securities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Form 10-K, such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting. Management’s report on the Company’s internal control over financial reporting is set forth on page 92 and is incorporated herein by reference.

Attestation Report of the Independent Public Accounting Firm. The attestation report of KPMG LLP on the Company’s internal control over financial reporting is set forth on page 95 and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended December 31, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

GLOSSARY

Accretion: Accretion is the recognition as interest income of the excess of the par value of a security over its cost at the time of purchase.

AOCI: Accumulated Other Comprehensive Income

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

Basis Points: Basis points are a percentage expressed by multiplying a percentage by 100. For example, 1.0% is 100 basis points.

Basis risk: The risk that financial instruments have interest rates that differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates.

BHCA: Bank Holding Company Act

BOLI: Bank Owned Life Insurance

BSA: Bank Secrecy Act

CD: Certificate of Deposit

CDARs: Certificate of Deposit Account Registry Service

CDI: Core Deposit Intangible

CEO: Chief Executive Officer

CFO: Chief Financial Officer

CFP: Contingency Funding Plan

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

DIF: Deposit Insurance Fund

Dodd-Frank: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

Effective tax rate: The effective tax rate is the amount of the combined current and deferred tax expense divided by the Company’s income before taxes as reported in the Consolidated Statements of Operations.

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

GLOSSARY—CONTINUED

FNMA: Federal National Mortgage Association

FRB: Federal Reserve Bank

GAAP: Accounting Principles generally accepted in the United States.

GLBA: Gramm-Leach-Bliley Act

GNMA: Government National Mortgage Association

HAMP: Home Affordable Modification Program

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

PCBC: Pacific Capital Bancorp

PCBNA: Pacific Capital Bank, National Association

PCI: Purchased Credit Impaired loans

RAL: Refund anticipation loan

RAL and RT Programs: There are two products related to income tax returns filed electronically, RAL and RT. The Company provided these products to taxpayers who filed their returns electronically nationwide.

Repos: Repurchase agreements are a form of lending or borrowing whereby the legal form of the transaction is the purchase or sale of securities with the later re-sale or re-purchase at a higher price than the original transaction. The excess of the re-sale or re-purchase price over the original price represents interest income or expense.

GLOSSARY—CONTINUED

Reserve Bank – Federal Reserve Bank of San Francisco

Reserve Board – Board of Governors of the Federal Reserve System

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

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 10, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 10, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 10, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 10, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 10, 2012.

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

The listing of exhibits required by this item is set forth in the Exhibit Index beginning on page 210 of this Annual Report on Form 10-K, which Exhibit Index indicates each exhibit that is a management contract or compensatory plan or arrangement.

(b)	EXHIBITS

See exhibits listed in “Exhibit Index” on page 210 of this report.

(c)	FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Pacific Capital Bancorp

By	/s/ Carl B. Webb	March 15, 2012
Carl B. Webb Chief Executive Officer (Principal Executive Officer)		Date

By	/s/Mark K. Olson	March 15, 2012
Mark K. Olson Chief Financial Officer (Principal Financial Officer)		Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Gerald J. Ford Gerald J. Ford Chairman of the Board	March 15, 2012 Date	/s/ Carl B. Webb Carl B. Webb Chief Executive Officer (Principal Executive Officer) Director	March 15, 2012 Date

/s/ George S. Leis George S. Leis President & Chief Operating Officer Director	March 15, 2012 Date	/s/H. Gerald Bidwell H. Gerald Bidwell Director	March 15, 2012 Date

/s/ Edward E. Birch Edward E. Birch Director	March 15, 2012 Date	/s/S. Lachlan Hough S. Lachlan Hough Director	March 15, 2012 Date

/s/ Roger C. Knopf Roger C. Knopf Director	March 15, 2012 Date	/s/William R. Loomis, Jr. William R. Loomis, Jr. Director	March 15, 2012 Date

/s/ John R. Mackall John Mackall Director	March 15, 2012 Date	/s/Richard A. Nightingale Richard A. Nightingale Director	March 15, 2012 Date

/s/ Kathy J. Odell Kathy J. Odell Director	March 15, 2012 Date

EXHIBIT INDEX TO PACIFIC CAPITAL BANCORP FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Exhibit Number	Description

2.1

Agreement and Plan of Merger dated as of December 30, 2010, by and between Pacific Capital Bancorp and Pacific Capital Merger Sub, Inc., incorporated herein by reference to Exhibit 2.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2010.

2.2	Agreement and Plan of Merger dated as of March 9, 2012, by and among UnionBankCal Corporation, Pebble Merger Sub Inc. and Pacific Capital Bancorp.

3.1

Certificate of Incorporation, as amended, of Pacific Capital Bancorp, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed December 30, 2010.

3.2	Bylaws of Pacific Capital Bancorp, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2010.

4.1	Amended and Restated Warrant dated August 31, 2010, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on September 2, 2010.

10.1

Pacific Capital Bancorp Amended and Restated Directors Stock Option Plan, as amended and restated effective October 1994, incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2010. x

10.1.1

Amendment Regarding Change in Control to Pacific Capital Bancorp Amended and Restated Directors Stock Option Plan dated December 10, 1998, incorporated herein by reference to Exhibit 10.1.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2010. x

10.2

1998 Amended and Restated Trust Agreement of Pacific Capital Bancorp Voluntary Employees’ Beneficiary Association, effective as of December 30, 1998, by and between Pacific Capital Bancorp and Santa Barbara Bank & Trust, incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2010. x

10.2.1

Amendment Number One to 1998 Amended and Restated Trust Agreement of Pacific Capital Bancorp Voluntary Employees’ Beneficiary Association, effective as of April 29, 2010, by and between Pacific Capital Bancorp and Santa Barbara Bank & Trust, incorporated herein by reference to Exhibit 10.2.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2010. x

10.3

Pacific Capital Bancorp Amended and Restated 1996 Directors Stock Plan, as amended November 2004, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2010. x

10.3.1

Form of Directors Stock Option Agreement for the Pacific Capital Bancorp Amended and Restated 1996 Directors Stock Plan, incorporated herein by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2009. x

10.3.2

Form of Directors Reload Stock Option Agreement for the Pacific Capital Bancorp Amended and Restated 1996 Directors Stock Plan, incorporated herein by reference to Exhibit 10.1.8.2 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2004. x

Exhibit Number	Description

10.4

Pacific Capital Bancorp 1998 Amended and Restated Key Employee Retiree Health Plan dated December 30, 1998, incorporated herein by reference to Exhibit 10.1.5 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2004. x

10.4.1

Notice of Changes to Pacific Capital Bancorp 1998 Amended and Restated Key Employee Health Plan, effective as of March 1, 2010, incorporated herein by reference to Exhibit 10.4.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2010. x

10.5

Pacific Capital Bancorp 1998 Amended and Restated Retiree Health Plan (Non-Key Employees) dated December 30, 1998, incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2004. x

10.5.1

Notice of Changes to Pacific Capital Bancorp 1998 Amended and Restated Health Plan (Non-Key Employees), effective as of March 1, 2010, incorporated herein by reference to Exhibit 10.5.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2010. x

10.6

Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan, effective as of January 1, 2009, incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2010. x

10.6.1

First Amendment to the Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan, effective as of March 1, 2010, incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2010. x

10.6.2

Second Amendment to the Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan, effective as of August 20, 2010, incorporated herein by reference to Exhibit 10.6.2 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2010. x

10.6.3

Third Amendment to the Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan, effective as of August 26, 2010, incorporated herein by reference to Exhibit 10.6.3 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2010. x

10.6.4

Fourth Amendment to the Pacific Capital Bancorp Amended and Restated Incentive and Investment and Salary Savings Plan, effective as of January 1, 2011, incorporated herein by reference to Exhibit 10.6.4 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2010. x

10.7

Pacific Capital Bancorp 2002 Stock Plan, as amended and restated as of December 12, 2006, incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2009. x

10.7.1

Form of Restricted Stock Agreement for the Pacific Capital Bancorp 2002 Stock Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp for the fiscal quarter ended June 30, 2008. x

10.7.2

Form of Stock Option Agreement for the Pacific Capital Bancorp 2002 Stock Plan, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp for the fiscal quarter ended June 30, 2008. x

Exhibit Number	Description

10.7.3

Form of Restricted Reload Stock Option Agreement for the Pacific Capital Bancorp 2002 Stock Plan, incorporated herein by reference to Exhibit 10.1.3 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2009. x

10.8

Pacific Capital Bancorp Deferred Compensation Plan, effective January 1, 2005, incorporated herein by reference to Exhibit 10.1.15 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2005. x

10.8.1

Amendment to Pacific Capital Bancorp Deferred Compensation Plan, effective as of November 8, 2010, incorporated herein by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2010. x

10.9

Pacific Capital Bancorp Summary of Non-Employee Director Compensation, effective July 1, 2007, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed September 25, 2007. x

10.10	Pacific Capital Bancorp 2008 Equity Incentive Plan, incorporated herein by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A of Pacific Capital Bancorp filed March 19, 2008. x

10.10.1

Form of Notice of Grant and Restricted Stock Agreement for Non-employee Directors for the Pacific Capital Bancorp 2008 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pacific Capital Bancorp for the fiscal quarter ended June 30, 2008. x

10.10.2

Form of Notice of Grant and Restricted Stock Agreement for the Pacific Capital Bancorp 2008 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.24.2 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2008. x

10.11

Employment Agreement dated March 11, 2010, by and among Pacific Capital Bank, N.A., Pacific Capital Bancorp and George S. Leis, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on March 17, 2010. x

10.11.1

First Amendment to Employment Agreement dated as of October 12, 2010, by and among Pacific Capital Bancorp, Pacific Capital Bank, N.A. and George S. Leis, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed October 13, 2010. x

10.12

Form of Consent, executed by each of the senior executive officers and certain other employees of Pacific Capital Bancorp, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pacific Capital Bancorp filed September 2, 2010. x

10.13

Form of Waiver, executed by each of the senior executive officers and certain other employees of Pacific Capital Bancorp, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Pacific Capital Bancorp filed September 2, 2010. x

10.14

Pacific Capital Bancorp 2010 Equity Incentive Plan, incorporated herein by reference to Annex C to the Definitive Information Statement on Schedule 14C of Pacific Capital Bancorp filed December 6, 2010. x

10.14.1

Form of Notice of Grant and Stock Option Agreement for the Pacific Capital Bancorp 2010 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Pacific Capital Bancorp filed December 29, 2010. x

Exhibit Number	Description

10.14.2

Form of Notice of Grant and Restricted Stock Agreement for the Pacific Capital Bancorp 2010 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of Pacific Capital Bancorp filed December 29, 2010. x

10.14.3

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

	10.20.2	Termination of Consent Orders dated December 28, 2010, issued by the Comptroller of the Currency in the matter of Santa Barbara Bank & Trust, National Association.

Exhibit Number	Description

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

10.26	Pacific Capital Bancorp 2011 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on March 8, 2011. x

16.1

Letter dated June 15, 2011, from Ernst & Young LLP to the United States Securities and Exchange Commission, incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed on June 15, 2011.

21.	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP.

23.2	Consent of Ernst & Young LLP.

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification of Carl B. Webb.

	31.2	Certification of Mark K. Olson.

32.	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Carl B. Webb and Mark K. Olson.

Exhibit Number	Description

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Shareholders may obtain a copy of any exhibit by writing to:

Carol Zepke, Corporate Secretary Pacific Capital Bancorp P.O. Box 60839 Santa Barbara, CA 93160

x	Indicates management contract or compensatory plan or arrangement.