Form 10-Q
period 2012-03-31
PACIFIC CAPITAL BANCORP /CA/
filed 2012-05-10
CIK 357264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of common stock of the registrant outstanding as of April 30, 2012: 32,940,093

PART I - FINANCIAL INFORMATION

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

Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements. The Company cautions the reader of these statements therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

¡

Inability to continuously satisfy the requirements of the Operating Agreement dated September 2, 2010, by and between Santa Barbara Bank & Trust, N.A. (“the Bank”) and the Office of the Comptroller of the Currency;

¡

Inability to continuously satisfy the requirements of the Written Agreement dated May 11, 2010, by and between the Company and the Federal Reserve Bank of San Francisco, and any further regulatory actions;

¡

Inability to close the proposed merger with UnionBanCal Corporation (“UNBC”) when expected or at all because required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;

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

¡	Other factors that are described under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”); and

¡	The Company’s success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

Definition of Terms

Specific accounting and banking industry terms and acronyms used throughout this document are defined in the glossary on pages 93 through 95.

ITEM 1.        FINANCIAL STATEMENTS

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS (unaudited)

(dollars and shares in thousands, except per share amounts)

	000000000000	000000000000
	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$45,189	$49,324
Interest bearing demand deposits in other financial institutions	147,774	173,408

Cash and cash equivalents	192,963	222,732
Investment securities available for sale	1,441,033	1,503,425
Loans held for sale	3,996	3,072
Loans held for investment	3,746,469	3,660,961
Allowance for loan and lease losses	(6,272)	(5,528)

Net loans held for investment	3,740,197	3,655,433
Premises and equipment, net	82,796	75,749
FHLB stock and other investments	73,757	76,356
Goodwill and other intangible assets	87,456	89,255
Other assets	223,376	224,000

TOTAL ASSETS	$5,845,574	$5,850,022

LIABILITIES
Deposits
Noninterest bearing	$1,120,826	$1,175,532
Interest bearing	3,467,574	3,441,508

Total deposits	4,588,400	4,617,040
Securities sold under agreements to repurchase	315,099	315,919
Other borrowings	71,744	66,524
Other liabilities	82,775	88,569

TOTAL LIABILITIES	5,058,018	5,088,052
SHAREHOLDERS’ EQUITY
Common stock ($0.001 par value; 50,000 authorized; 32,905 and 32,905 shares issued and outstanding at March 31, 2012, and December 31, 2011, respectively)	33	33
Paid in capital	651,524	651,066
Retained earnings	112,904	96,266
Accumulated other comprehensive income	23,095	14,605

TOTAL SHAREHOLDERS’ EQUITY	787,556	761,970

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,845,574	$5,850,022

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATONS (unaudited)

(dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Interest income
Loans	$58,170	$59,763
Investment securities	7,722	6,096
Other	491	622

TOTAL INTEREST INCOME	66,383	66,481
Interest expense
Deposits	5,418	7,106
Securities sold under agreements to repurchase	2,463	2,102
Other borrowings	834	2,976

TOTAL INTEREST EXPENSE	8,715	12,184

NET INTEREST INCOME	57,668	54,297
Provision for loan losses	835	1,667

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	56,833	52,630
Noninterest income
Service charges and fees	5,636	5,751
Trust and investment advisory fees	5,311	5,335
Loss on securities, net	(13)	(4)
Other	3,001	1,783

TOTAL NONINTEREST INCOME	13,935	12,865
Noninterest expense
Salaries and employee benefits	24,810	22,947
Net occupancy expense	6,258	5,676
Other	22,068	19,640

TOTAL NONINTEREST EXPENSE	53,136	48,263

INCOME BEFORE INCOME TAX EXPENSE	17,632	17,232
Income tax expense	994	472

NET INCOME	$16,638	$16,760

Earnings per share:
Basic	$0.51	$0.51
Diluted	$0.50	$0.51
Weighted average number of common shares outstanding:
Basic	32,905	32,903
Diluted	32,948	32,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
NET INCOME	$16,638	$16,760
Unrealized gain on investment securities - AFS	8,477	279
Realized loss on sale of investment securities - AFS included in net income	13	4

Total other comprehensive income	8,490	283

TOTAL COMPREHENSIVE INCOME	$25,128	$17,043

    The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars and shares in thousands)

				Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount	Paid in Capital
Balance, December 31, 2010	32,901	$33	$650,010	$(33,104)	$25,744	$642,683
Net income	–	–	–	–	16,760	16,760
Unrealized gain on AFS securities	–	–	–	279	–	279
Realized loss on sales and calls of AFS securities included in earnings	–	–	–	4	–	4
Restricted stock activity (1)	2	–	(8)	–	–	(8)

Balance, March 31, 2011	32,903	$33	$650,002	$(32,821)	$42,504	$659,718

Balance, December 31, 2011	32,905	$33	$651,066	$14,605	$96,266	$761,970
Net income	–	–	–	–	16,638	16,638
Unrealized gain on AFS securities	–	–	–	8,477	–	8,477
Realized loss on calls of AFSsecurities included in earnings	–	–	–	13	–	13
Stock option compensation	–	–	91	–	–	91
Restricted stock activity (1)	–	–	367	–	–	367

Balance, March 31, 2012	32,905	$33	$651,524	$23,095	$112,904	$787,556

(1)	The amount recognized as compensation expense related to restricted stock awards for the three months ended March 31, 2012, and 2011, was $367,000, and $0, respectively.

    The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$16,638	$16,760
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Provision for loan losses	835	1,667
Depreciation, amortization and accretion	2,818	2,899
Accretion of PCI Term Pools	(43,412)	(51,617)
Stock-based compensation	458	–
Net amortization of discounts and premiums for investment securities - AFS	864	1,725
Gains on sale of assets	(1,950)	(2,498)
Loans originated for sale, net of principal collections	(502)	15,162
Collection of taxes receivable	1,757	50,050
Changes in:
Other assets	2,287	2,715
Other liabilities	(521)	(2,866)

NET CASH (USED IN)/ PROVIDED BY OPERATING ACTIVITIES	(20,728)	33,997
INVESTING ACTIVITIES:
Proceeds from loan sales	–	3,298
Loans originated for investment, net of principal collections	35,169	165,579
Purchase of loans held for investment	(89,886)	(178,932)
Proceeds from sale of investment securities - AFS	–	2,386
Principal pay downs, calls and maturities of investment securities - AFS	70,005	50,217
Purchase of investment securities - AFS	–	(96,452)
Proceeds from sale of low income housing tax credit partnerships, net	3,777	–
Purchase of premises and equipment, net	(9,517)	(2,120)
Proceeds from redemption of FHLB stock	2,596	2,571
Proceeds from sale of OREO, net	6,240	12,107

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	18,384	(41,346)

(continued on next page)
10

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

(continued)

	Three Months Ended March 31,
	2012	2011
FINANCING ACTIVITIES:
Decrease in deposits, net	(27,425)	(151,882)
Decrease in short term borrowings, net	–	(2,295)
Repayment of long term debt and other borrowings	–	(790)
Other, net	–	(8)

NET CASH USED IN FINANCING ACTIVITIES	(27,425)	(154,975)

DECREASE IN CASH AND CASH EQUIVALENTS	(29,769)	(162,324)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	222,732	495,864

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$192,963	$333,540

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for
Interest	$8,903	$12,250
Income taxes	3,025	2,266
Non-cash investing activity:
Net transfers from loans held for investment to loans held for sale	–	2,811
Transfers to OREO	12,816	10,973

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pacific Capital Bancorp is a bank holding company organized under the laws of the state of Delaware. The Company provides a full range of commercial and consumer banking services to households, professionals, and businesses through its wholly-owned subsidiary Santa Barbara Bank & Trust, National Association (“SBB&T”). These banking services include depository, lending and wealth management services. The Bank’s lending products include commercial and industrial (“commercial”), consumer, commercial and residential real estate loans and Small Business Administration (“SBA”) loans. Depository services include checking, interest bearing checking (“NOW”), money market demand accounts (“MMDA”), savings, and certificate of deposit (“CD”) accounts, as well as safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashier’s checks. The Bank also offers a wide range of wealth management services through a full service trust operation and two registered investment advisors that are wholly-owned subsidiaries, Morton Capital Management (“MCM”) and R.E. Wacker Associates (“REWA”). The Bank conducts its banking in the counties of Santa Barbara, Ventura, Los Angeles, Monterey, San Luis Obispo, Santa Clara, Santa Cruz, and San Benito.

Basis of Presentation

The accompanying Consolidated Financial Statements of PCBC are unaudited and, in the opinion of Management, include all adjustments necessary for a fair statement of the Company’s financial position and results of operations for the periods presented. All inter-company balances and transactions are eliminated in consolidation.

The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, also referred to as the “2011 Form 10-K.” The accompanying unaudited Consolidated Financial Statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and conform to practices within the financial services industry. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations, for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012. The Consolidated Financial Statements refer to “Management” within the disclosures. The Company’s definition of Management is the executive management team of the Company and its subsidiaries.

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the amount of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements. Although Management believes these estimates to be reasonably accurate, actual amounts may differ. In the opinion of Management, all adjustments considered necessary have been reflected in the financial statements during their preparation. Certain amounts in the 2011 Consolidated Financial Statements have been reclassified to be comparable with classifications used in the 2012 Consolidated Financial Statements.

Recent Developments

On March 12, 2012, the Company announced that it had entered into a Merger Agreement with UnionBanCal Corporation (the “Merger Agreement”). Pursuant to the Merger Agreement, each outstanding share of the Company’s common stock will be converted into the right to receive cash in the amount of $46.00 per share upon consummation of the Merger. The acquisition requires approval from banking regulators and is subject to other customary closing conditions, and is expected to be completed in the fourth quarter of 2012.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recapitalization through the Investment Transaction and Purchase Accounting

On August 31, 2010, pursuant to the terms of an Investment Agreement (the “Investment Agreement”), dated as of April 29, 2010, by and among the Company, the Bank and SB Acquisition Company LLC, a wholly-owned subsidiary of Ford Financial Fund, L.P. (the “Investor”), the Company issued common and preferred stock to the Investor for the aggregate consideration paid to the Company by the Investor of $500 million in cash, herein referred to as the “Investment Transaction.”

As a result of the Investment Transaction, pursuant to which the Investor acquired and controlled 98.1% of the voting securities of the Company, the Company followed the acquisition or purchase method of accounting as required by the Business Combinations Topic of the Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Under the rules of the Securities Exchange Commission (“SEC”) Staff Accounting Bulletin T. 5J, New Basis of Accounting Required in Certain Circumstances (“SEC SAB T. 5J”) or ASC 805-50-S99, the application of “push down” accounting is required.

Purchase accounting requires that the assets purchased, the liabilities assumed, and noncontrolling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill. Although the $500 million in cash from the Investor was received on August 31, 2010, the purchase accounting adjustments are reflected in the Consolidated Financial Statements after the close of business on August 31, 2010, and herein is referred to as “the Transaction Date.”

In addition to the new accounting basis established for assets, liabilities and noncontrolling interests, purchase accounting requires the reclassification of any retained earnings from periods prior to the acquisition to be recognized as common share equity and the elimination of any accumulated other comprehensive income (“AOCI”) or loss and paid in capital within the Company’s Shareholders’ Equity section of the Company’s Consolidated Financial Statements. For information regarding the authorized shares and stock issuances related to the Investment Transaction refer to Note 2, “Business Combinations – Investment Transaction” of the Consolidated Financial Statements in the Company’s 2011 Form 10-K.

Consolidation of Subsidiaries and Variable Interest Entities

The Company has five wholly-owned subsidiaries: SBB&T, a banking subsidiary, and four unconsolidated subsidiaries used as business trusts in connection with issuance of trust preferred securities as described in Note 15, “Segments” of these Consolidated Financial Statements.

SBB&T has three wholly-owned consolidated subsidiaries:

¡	MCM and REWA, registered investment advisors that provide investment advisory services to individuals, foundations, retirement plans and select institutional clients; and

¡	PCB Service Corporation, utilized as a trustee of deeds of trust in which SBB&T is the beneficiary.

SBB&T also retains ownership in several low income housing tax credit partnerships (“LIHTCP”) that generate tax credits. These partnerships are not consolidated into these Consolidated Financial Statements. These investments play a role in meeting SBB&T’s Community Reinvestment Act (“CRA”) requirements as well as providing tax credits to reduce the Company’s taxable income. The Company does not have any other entities that should be considered for consolidation.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent Accounting Pronouncements

No new accounting pronouncements applicable to the Company were issued during the three months ended March 31, 2012, and the adopted accounting pronouncements during the three months ended March 31, 2012, did not have a material impact to the Consolidated Financial Statements.

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

Investment Securities

All investment securities are debt securities and are classified as available for sale (“AFS”). The appropriate classification is determined at the time of purchase. Securities classified as AFS are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported (net of income taxes, if applicable) as an element of other comprehensive income (“OCI”). When AFS securities, specifically identified, are sold, the unrealized gain or loss is reclassified from OCI to noninterest income.

When the estimated fair value of a security is lower than the book value, a security is considered to be temporarily impaired. On a quarterly basis, Management evaluates any securities in a loss position to determine whether the impairment is other-than-temporary. If there is intent to sell the security or if the Company will be required to sell the security or if the Company believes it will not recover the entire cost basis of the security, the security is other-than-temporarily impaired (“OTTI”) and impairment is recognized. The amount of impairment resulting from credit loss is recognized in earnings and impairment related to all other factors, such as general market conditions, is recognized in OCI.

Management considers a number of factors in its analysis of whether a decline in a security’s estimated fair value is an OTTI. Certain factors considered include, but are not limited to: (a) the length of time and the extent to which the security has been in an unrealized loss position, (b) changes in the financial condition of the issuer, (c) the payment structure of debt securities, (d) adverse changes in ratings issued by rating agencies, (e) and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Interest income is recognized based on the coupon rate, and is increased by the accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security using the effective interest method.

The Bank is a member of both the Reserve Bank and the Federal Home Loan Bank of San Francisco (“FHLB”), and as a condition of membership in both organizations, it is required to purchase stock. In the case of the Reserve Bank, the amount of stock that is required to be held is based on the Bank’s capital. The required ownership of FHLB stock is based on the borrowing capacity used by the Bank. These investments are considered equity securities with no actively traded market. Therefore, the shares are considered restricted investment securities and reported in FHLB stock and other investments in the Consolidated Balance Sheets. Such investments are carried at cost, which is equal to the value at which they may be redeemed. The dividend income received from the stock is reported in interest income.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Loans Held for Sale

Periodically, the Company originates or identifies loans it expects to sell prior to maturity. When loans are originated or identified to be sold, they are recorded as held for sale and reported at the lower of cost or fair value with any adjustment for net unrealized losses reported in noninterest income. Generally, the fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics or based on an agreed upon sales price. A loan’s cost basis includes unearned deferred fees and costs, and premiums and discounts. These loans are generally held between 30 to 90 days from their origination date. Due to the short period of time loans are held for sale, deferred fees or expenses are not amortized. Any subsequent decreases in fair value are recognized in noninterest income, and increases in fair value are not recognized until the loans are sold. If a loan has been reported as held for sale and is then determined that it is unlikely to be sold, the loan is reclassified to loans held for investment at the lower of cost or fair value. The majority of loans held for sale by the Company are residential real estate loans. Loans classified as held for sale are disclosed in Note 4, “Loans” of these Consolidated Financial Statements.

Loans Held for Investment

Loans held for investment, except for Purchased Credit Impaired (“PCI”) Loan Pools described below, are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans.

Loans originated or purchased since the Transaction Date are included in “Loans Held for Investment” within these Consolidated Financial Statements and are referred to within these Consolidated Financial Statements as “Loans originated or purchased since the Transaction Date.” At March 31, 2012, a majority of the loans reported as Loans Held for Investment are in PCI Loan Pools. The accounting for PCI Loan Pools is significantly different from the accounting for loans originated or purchased since the Transaction Date. The accounting policies for the loans originated or purchased since the Transaction Date is covered within this section, while the accounting for PCI Loan Pools is described in the section below called “Accounting for PCI Loan Pools.”

Interest income on loans originated or purchased since the Transaction Date is accrued daily, except for loans in a nonaccrual status. Loan fees collected for the origination of loans less direct loan origination costs (net deferred loan fees) are amortized over the contractual life of the loan through interest income. If a loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the effective interest method over the contractual life of the loan. If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight line basis over the contractual life of the loan commitment. Loan fees received for loan commitments are recognized as interest income over the term of the commitment. Premiums and discounts recorded in connection with the purchase of loans are accounted for in a similar manner as net deferred loan fees. Any premium or discount from a loan purchase is recognized in interest income over the life of the contractual life of the loan through interest income. When loans are repaid, any remaining unamortized balances of unearned fees, deferred fees and costs, premiums, and discounts are recognized in interest income.

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

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

The Company has exposure to losses from unfunded loan commitments and letters of credit. Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding. Losses related to these commitments are not included in the Allowance for Loan and Lease Losses (“ALLL”) reported in Note 6, “Allowance for Loan and Lease Losses and Credit Quality” of these Consolidated Financial Statements. Instead, they are accounted for as a separate loss contingency or reserve within other liabilities on the Company’s Consolidated Balance Sheets. This reserve is discussed within Note 1, “Summary of Significant Accounting Policies” in a section called “Reserve for Off-Balance Sheet Commitments.”

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

Accounting for PCI Loan Pools

Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments, are accounted for using the guidance for PCI Loan Pools, which is contained in the ASC 310-30, Receivables, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). In addition, the American Institute of Certified Public Accountants (“AICPA”) reached an understanding with the SEC that permits an acquirer to elect to account for acquired loans that are not impaired by means of expected cash flows rather than contractual cash flows. This understanding was documented in a letter from the AICPA to the SEC dated December 18, 2009. The Company has elected an accounting policy to apply expected cash flows accounting guidance to all loans subject to the business combination, and push-down accounting requirements for loan portfolios acquired in a business combination, and will herein be referred to as “PCI Term Pools.”

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

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Management elected to aggregate PCI term loans into several pools based on common risk characteristics as allowed under ASC 310-30. Each pool is accounted for as a single asset with a single composite discount rate and an aggregate expectation of cash flows. Both the accretion of interest income and the comparison of actual cash flows to expected cash flows are completed at the pool level rather than on individual loans. PCI term loans may not be removed from a pool, added to a pool, or moved from one pool to another. All activity such as payments, charge-offs, recoveries, and prepayments received are applied to the loan pool in which the loan was placed. Payments in excess of expectations in one pool may not be applied to other pools to avoid the recognition of impairment for deficient payments within another pool. Only the payoff or prepayment by the borrower, foreclosure of the collateral, or charge-off, or disposal of a loan, as a result of sales of loans to third parties, will result in the removal of a loan from a loan pool. When a loan is removed from a pool, it is removed at its carrying amount.

Quarterly, the Company compares actual cash flows to expected cash flows for PCI Term Pools to determine whether actual cash flows are substantially the same as was expected at the time the loans expected cash flows were last estimated. Differences in actual cash flows from that previously expected may result in a revision to the Company’s estimate for expected cash flows. If upon reevaluation of expected cash flows the Company determines that as a result of credit deterioration there will be less expected cash flows than previously estimated, an ALLL is established through a charge to the provision for loan losses and an impairment amount is recorded. Other changes in cash flows due to changes in interest rates, certain refinancing activities or prepayments are accounted for prospectively as an adjustment to the discount rate on the pool. If reevaluation of expected cash flows indicates there is a significant and probable increase over that previously expected, the Company would decrease any previously established ALLL, and record an adjustment to interest income through the change in the discount rate used to calculate the accretable yield.

The classification and disclosures are at pool levels regardless of the underlying individual loan performance because at acquisition PCI Term Pools were written down to an amount estimated to be collectible and aggregated into pool levels. PCI Term Pools are not reported as nonaccrual, impaired or troubled debt restructurings (“TDRs”) even though some of the underlying loans may be contractually past due, on nonaccrual, impaired or TDRs, as the pool is evaluated as a single unit of account. If the Company determines it can no longer reasonably estimate future cash flows for a PCI Term Pool, the Company would cease accretion on such pools.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Cash flows associated with the PCI Revolving Pools determine the amount of purchase discount that is to be accreted based on when the net realizable value exceeds the net carrying amount. Therefore, the Company only records interest income on these pools based at the contractual rate of the underlying loans, to the extent considered collectible. Management periodically reassesses the net realizable value of each PCI Revolving Pool and records interest income relating to the purchase discount in accordance with ASC 310-20. Such amounts are recognized in income using the effective interest method over the period the revolving line of credit is active, assuming that borrowings are outstanding for the maximum term provided in the loan contract. In the event that credit losses inherent in the portfolio are higher than expectations, the Company records an ALLL to the extent that the carrying value exceeds the amounts expected to be collected.

Unlike PCI Term Pools, accounting guidance requires that disclosures be made on the underlying loans in PCI Revolving Pools even though such loans were recorded at fair value on the Transaction Date. As a result, the underlying loans in PCI Revolving Pools are reported as contractually delinquent, nonaccrual, impaired, or TDRs to the extent applicable.

Allowance for Loan and Lease Losses

Credit risk is inherent in the business of extending loans and leases to borrowers and this risk is addressed through a valuation allowance. The ALLL represents a creditor’s estimate of loan losses inherent within the loan portfolio at each balance sheet date and is netted against the outstanding loan balance. The ALLL reduces the carrying amount to the creditor’s estimate of what will be collected from borrowers. The ALLL is established through charges to current period earnings by recording a provision for loan losses. When losses become specifically identifiable and quantifiable, the loan balance is reduced through recording a charge-off against the ALLL. Should payments be received on charged-off loans, the payment is credited to the ALLL as a recovery.

Loan charge-offs are generally processed by policy and regulatory guidance. Secured consumer loans, including residential real estate loans, that are 120 days past due are written down to the fair value of the collateral. Unsecured consumer loans are charged-off once the loan is 120 days past due. Decisions on when to charge-off commercial loans and loans secured by commercial real estate are made on an individual basis rather than length of delinquency, though it is a factor in the decision. The financial resources of the borrower and/or guarantor and the nature and value of any collateral are other factors considered such as if the loan is for business purposes or to a consumer.

The purchase accounting guidance for business combinations significantly impacted the Company’s ALLL as of the Transaction Date. The revaluation of assets required by this accounting guidance resulted in all loans being reported at their fair value as of the Transaction Date. The fair value is presumed to take into account the contractual payments on loans that are not expected to be received, and consequently no ALLL was carried over for the Company’s loans as of the Transaction Date. In accordance with purchase accounting guidance, charge-offs and recoveries related to loans within PCI Term Pools and PCI Revolving Pools are not to be recorded through the ALLL. Instead, charge-offs and recoveries related to PCI Loan Pools are recorded against the purchase accounting adjustment for loans in the PCI Term Pools, and against the purchase discount for loans within PCI Revolving Pools. ALLL is comprised of the Company’s estimate of losses inherent in loans originated or purchased since the Transaction Date; the differential between current expected cash flows and prior expected cash flows for PCI Term Pools when current expected cash flows are less than prior expected cash flows as a result of credit deterioration; and the amount of credit losses inherent in PCI Revolving Pools in excess of the net realizable value.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Portfolio Segments

When the Company’s credit administration department reviews and updates credit risk rating for loans, there are two main groups or portfolio segments; Commercial Loans and Consumer Loans. The risk characteristics and approaches to reviewing credit risk for each portfolio segment are described in the following paragraphs.

Commercial Loans

Commercial loans consist of multifamily loans, commercial real estate loans, construction loans, and commercial lines of credit. Such loans are made primarily to borrowers to provide financing for the acquisition of or development of commercial properties, including the construction of single family, multifamily, and multi-unit commercial properties. Commercial loans are subject to underwriting standards and processes specific to the risks related to each credit, including but not limited to: geographic location of the project, and/or operations of the borrower, financial condition of the borrower and/or guarantor(s), debt service coverage analyses, and knowledge of local economic conditions. Risks associated with commercial loans are largely related to general economic conditions, changes in, and sustainability of cash flows for the underlying business servicing the obligation, declines in collateral values for collateral dependent loans, and in the case of certain construction loans, the ability of the borrower to obtain longer-term financing. The Company mitigates and monitors risk associated with such loans through its internal review and risk grading process, making loans to in-market borrowers, controlling loan structure, and monitoring the financial conditions of the underlying businesses/borrowers.

Credit risk grades for large problem loans in the commercial loan portfolio are reviewed quarterly, at a minimum. A credit risk grade for a commercial loan is assessed and will generally require a credit risk grade change when the following events occur:

¡	New credit requests;

¡	Loan renewals;

¡	Review of borrower financial statements or non-receipt of borrower financial statements when requested;

¡	Appearance on delinquency reports;

¡	Outside credit inquires;

¡	Identified facts demonstrate change in risk of nonpayment;

¡	Historical payment experience;

¡	Current economic trends;

¡	Emerging industry problems; and/or

¡	Contact with borrower provides new credit information.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Consumer Loans

Consumer loans consist largely of residential and revolving 1 to 4 family loans, and consumer installment loans. The majority of the consumer portfolio is comprised of financing for single family dwellings, which are predominately owner-occupied. Such loans are typically made based on the borrower’s financial condition, credit scores, debt-to-income ratios, and the type, location, and value of the underlying collateral. Risks associated with such loans are primarily related to general economic conditions, including the level of unemployment, and declines in the value of the underlying collateral. Consumer loans made for purposes other than for the financing of residential real estate are typically secured and unsecured shorter term loans made to borrowers for various purposes, including automobile and recreational vehicle purchases, and personal liquidity needs. Risks associated with such loans are primarily dependent on general economic conditions, which influence the financial condition of the borrower and their ability to repay the loan, or a shortfall in the collateral value in the event of default by the borrower. The Company primarily makes such loans to in-market borrowers, and bases lending decisions on factors related to the financial condition of the borrower. Risks associated with these loans are mitigated in part by the smaller amount of the individual loans spread across many borrowers.

A credit risk grade in the consumer loan portfolio is assessed and will generally require a grade change when the following events occur:

¡	New credit requests;

¡	Deterioration of credit score;

¡	Loan renewals;

¡	Appearance on delinquency reports;

¡	Identified facts demonstrate change risk of nonpayment;

¡	Historical payment experience; and/or

¡	Contact with borrower provides new credit information.

The change in a borrower’s credit risk grade is not limited to this list. Quarterly, the Company’s credit administration department obtains a credit score refreshment report which assesses consumer loan borrowers’ credit scores to identify borrowers who could have a deterioration of credit score which would trigger a credit risk grade change. Once a credit risk grade is assessed for a loan, its classification is determined based on the expectation of repayment. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines as described below.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Loans Classified as Substandard

A substandard loan is a loan which is inadequately protected by a current sound worth and paying capacity of the borrower or the collateral pledged, if any. The extension of credit has a well-defined weakness and/or the Company identifies a distinct possibility that a loss will be incurred if the deficiency identified is not corrected. When a loan is classified as substandard it does not necessarily imply there is a loss exposure in a specific loan, but a loss potential does exist.

Loans Classified as Doubtful

Loans classified as doubtful have all of the weaknesses inherent in a loan classified as substandard with an added characteristic that the weaknesses make the collection or liquidation, in full, highly questionable and improbable, on the basis of currently existing facts, conditions, and values. After reviewing the credit risk ratings in the loan portfolio, the second step is to develop an estimate of the loss inherent in individual loans or groups of similar loans. The estimation of probable losses takes into consideration the loan credit risk ratings and other factors such as:

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

When reviewing cash flows for PCI Loan Pools, Management makes a determination whether the estimate of expected cash flows from these loans needs revision. This determination is based on actual cash flows received, general market conditions, and any information available about borrowers and their financial condition that would lead Management to conclude that expected cash flows will be substantially different from what was previously estimated. Of the factors noted above for PCI Loan Pools, those that relate specifically to the borrower, to the economy, and to credit deterioration seen for similar borrowers or similar businesses or industries will be most relevant.

As is indicated in the section above for PCI Loan Pools, the Company aggregated all of these loans into pools with similar risk characteristics that became the individual units of accounting. The estimates of expected cash flows are therefore calculated at the pool level. An unfavorable change in the estimate of expected cash flows due to credit may require the recognition of impairment by establishing an ALLL on a pool by pool basis. A favorable change in the estimate of expected cash flows would result in reversing any allowance previously established allowance due to an unfavorable change, but no negative allowance is recorded if the favorable change exceeds any previously recorded allowance. The excess expected cash flows are accreted into income over the remaining estimated terms of the loans in the pool. Additional information on the ALLL is provided in Note 6, “Allowance for Loan and Lease Losses and Credit Quality” of these Consolidated Financial Statements.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

The reporting for PCI Revolving Pools differs from that of PCI Term Pools, because the accounting and reporting for such loans is not within the scope of ASC 310-30, and therefore the underlying loans are required to be reported and accounted for as delinquent, nonaccrual, impaired or TDR. Quarterly, PCI Loan Pools are assessed for the overall collectability of the expected cash flows on a pool by pool basis.

For all loans originated or purchased since the Transaction Date, when an individual borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. Generally, the Company places loans in a nonaccrual status and ceases recognizing interest income when the loan has become delinquent by 90 days or more and/or when Management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans 90 days or more delinquent if they are well secured by collateral and collection is in process.

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

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. However, there are some loans that are termed impaired because of doubt regarding collectability of interest and principal according to the contractual terms, which are both fully secured by collateral and are current in their interest and principal payments. Once a loan is identified as impaired, the amount of any impairment is determined based on the extent to which the Company’s recorded investment in the loan exceeds the loan’s estimated fair value. The Company determines an impaired loan’s fair value based on either the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral securing the loan. When using the fair value of the collateral securing an impaired loan as the basis for measuring impairment, the Company takes into consideration estimated costs to sell the collateral when determining the loan’s fair value. A valuation allowance is established for an impaired loan through a charge to earnings when the fair value of the loan is less than the Company’s recorded investment in the loan. An impaired loan may be placed back on accrual if the loan is no longer considered to be impaired. For additional information in obtaining the fair value of a loan, refer to Note 2, “Fair Value of Financial Instruments” of these Consolidated Financial Statements.

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

Additional information regarding loans classified nonaccrual, impaired, and TDR is disclosed in Note 6, “Allowance for Loan and Lease Losses and Credit Quality” of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Some of the Company’s leases have cost-of-living adjustments based on the consumer price index. Some of the leases have fixed increases provided for in the terms or increases based on the index but have a minimum increase irrespective of the change in index. In these cases, the total fixed or minimum lease expense is recognized on a straight line basis over the term of the lease. As part of the purchase accounting due to the Investment Transaction, the Company evaluated all of its leases. A liability was recorded as of the Transaction Date because the contractual operating lease payments were above the current market rates for several leased properties in aggregate. The contractual obligations for operating and capital leases are disclosed in Note 11, “Commitments and Contingencies” of these Consolidated Financial Statements.

Goodwill and Intangible Assets

Intangible assets are generally acquired through an acquisition with exception of mortgage serving rights. If the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so, the acquired intangible asset will be a separately recognized asset. Such intangible assets are subject to amortization over their useful lives unless they have an indefinite life. Among these identifiable intangible assets are core deposit intangibles (“CDI”), customer relationship intangibles (“CRI”), and trade name intangibles. The Company amortizes CDI and CRI over their estimated useful lives.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

All of the goodwill recognized in the Company’s Consolidated Financial Statements, as of March 31, 2012, is the result of the purchase accounting for the Investment Transaction. Additional information regarding goodwill and the computation of goodwill at March 31, 2012, is disclosed in Note 7, “Goodwill and Intangible Assets” of these Consolidated Financial Statements.

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

Each quarter Management evaluates servicing rights for impairment. Impairment occurs when the fair value of loan servicing rights is less than amortized cost. The rates at which consumers prepay their loans are impacted by changes in interest rates–prepayments generally increase as interest rates fall, and generally decrease as interest rates rise so the value of the servicing right changes with changes in interest rates. When prepayments increase, the Company will collect less servicing fees, and the value of the servicing rights declines. A valuation of the servicing assets is performed at each reporting period and reductions to the servicing assets’ carrying values are made when the carrying balance is higher than the fair value of the servicing asset, utilizing the lower of cost or fair value valuation methodology.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Other Real Estate Owned

Real estate acquired through foreclosure on a loan or by the surrender of real estate in lieu of foreclosure is referred to as other real estate owned (“OREO”). When real estate is foreclosed on, the collateral is transferred to OREO at estimated fair value less costs to sell. If the outstanding balance of the loan is greater than the fair value of the OREO at the time of foreclosure, the excess of the loan balance over the fair value is charged-off against the ALLL or PCI Loan Pool’s valuation adjustment before recording the asset as an OREO. OREO is maintained in the Company’s Consolidated Financial Statements at the lower of its carrying value or fair value of the OREO, less estimated costs to sell. OREO is recorded as other assets within the Consolidated Financial Statements.

Once the collateral is foreclosed on and the property becomes an OREO, Management periodically obtains appraisals to determine if further valuation adjustments are required. Valuation adjustments are also required when the listing price to sell an OREO has had to be reduced below the current carrying value. If there is a decrease in the fair value of the property from the last valuation, the decrease in value is charged against noninterest income. During the time the property is held, all related operating and maintenance costs are expensed as incurred. Increases in the values of properties are not recognized until sale. All income produced from OREO, such as from renting the property, is included in noninterest income.

Securities Sold Under Agreement to Repurchase

The Company enters into repurchase agreements whereby it sells securities or loans to another institution and agrees to repurchase them at a later date for an amount in excess of the sale price. While in form these are agreements to sell and repurchase, in substance they are secured borrowings in which the excess of the repurchase price over the sale price represents interest expense. This expense is accrued over the term of the borrowing. For security or collateral, the Company must pledge assets with a higher fair value than the amount borrowed. Information about the amounts held and the interest rates may be found in Note 14, “Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” of the 2011 Form 10-K’s Consolidated Financial Statements. There was a purchase accounting premium recorded as a result of the Investment Transaction for the repurchase agreements based on current market rates for similar instruments.

Other Borrowings

Management utilizes a variety of sources to raise borrowed funds at competitive rates, including FHLB borrowings and subordinated debt. FHLB borrowings typically carry rates approximating the London Inter-Bank Offered Rate (“LIBOR”) for the equivalent term because they are secured with investments or high quality loans. Interest is accrued on a monthly basis, based on the outstanding borrowing’s interest rate, and is included in interest expense.

In past periods, a majority of the long term and short term debt of the Company were advances with the FHLB. Long term funding through the FHLB is collateralized by pledging qualifying loans and/or securities. Virtually all of the FHLB advances were repaid by the Company in early September 2010 from the proceeds received in the Investment Transaction and deposits maintained at the Reserve Bank. Purchase accounting adjustments were made based on current market rates for similar instruments. Refer to Note 10, “Other Borrowings” of these Consolidated Financial Statements for the current period activity within other borrowings.

Reserve for Off-Balance Sheet Commitments

The Company has exposure to losses from unfunded loan commitments and letters of credit. Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding. Estimated losses related to these commitments are not included in the ALLL reported in Note 6, “Allowance for Loan and Lease Losses and Credit Quality” of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

The reserve for off-balance sheet commitments originated after the Transaction Date applies the same historical loss rates and qualitative factors used in the calculation for ALLL to the off-balance sheet obligations in determining an estimate of losses inherent in these contractual obligations. For off-balance sheet commitments made prior to the Investment Transaction, a different model is utilized. This model assesses the unfunded commitments for the same group of loans at the Transaction Date at the end of each quarter and applies an estimated funding factor and probability of default for the remaining unfunded commitments to estimate the required reserve. To the extent that the credit exposure has increased, additional reserve for off-balance sheet commitments will increase and to the extent the credit exposure has decreased, the off-balance sheet reserve will decrease.

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

Derivative Financial Instruments

GAAP requires that all derivatives be recorded at their fair value on the balance sheet. Certain derivative transactions that meet specified criteria qualify for hedge accounting under GAAP. The Company does not hold any derivatives that meet the criteria for hedge accounting. Gains or losses associated with changes in fair value of derivative instruments are immediately recognized in noninterest income.

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

The amount of compensation expense to be recognized for options is based on the fair value of the stock options, utilizing the Black-Scholes-Merton technique, at the date of the grant. The Black-Scholes-Merton technique is used to value the stock options since this model provides the most appropriate stock option valuation in the opinion of management. The fair value for the options is estimated based on the length of their term, the volatility of the stock price in past periods, and other factors. The expected term is calculated using the simplified method. The simplified method is used because historical stock option exercise data does not provide a reasonable basis upon which to estimate the expected term. Expected volatility is based on historical volatility of the Company’s stock price.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Details regarding the accounting for stock-based compensation expense are disclosed in Note 18, “Shareholders’ Equity” of the Company’s 2011 Form 10-K’s Consolidated Financial Statements.

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

When realization of the benefit of a deferred tax asset is uncertain, the Company is required to recognize a valuation allowance. A full valuation allowance was recorded by the Company in 2009. Management assesses the realizability of its deferred tax asset each quarter. The realization of the Company’s deferred tax asset is subject to considerable judgment and could occur as a single event or over a period of time, depending upon the level of forecasted taxable income, the degree of risk related to realizing the forecasted taxable income, and the estimated risk related to credit quality.

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

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Segments

GAAP requires that the Company disclose certain information related to the performance of various segments of its business. Segments are defined based on how the chief operating decision maker of the Company views the Company’s operations. Management has determined that the Company has two reportable operating segments: (1) Commercial & Community Banking and (2) Wealth Management. The All Other segment is not considered an operating segment, but includes all corporate administrative support departments such as human resources, legal, finance and accounting, treasury, information technology, internal audit, risk management, facilities management, marketing, and the Bank’s holding company. The factors used in determining these reportable segments are explained in Note 15, “Segments” of these Consolidated Financial Statements.

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

Investment Securities - AFS

Investment securities are recorded at fair value on a recurring basis. Where quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the valuation hierarchy such as United States Department of the Treasury (“U.S. Treasury”) securities. All of the Company’s securities are reported as Level 2 of the fair value hierarchy. Investment securities are fair valued by an independent third party that obtains observable market prices for similar assets or by obtaining quoted market prices that are not in an active market or in pricing models which have inputs that are observable in the market to obtain the fair value. When observable market information is not available for securities or there is limited activity or less transparency around inputs, such securities would be classified within Level 3 of the valuation hierarchy. The Company does not have any securities within the Level 1 or Level 3 hierarchy.

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

Foreclosed Collateral

Foreclosed collateral is carried at value or fair value less estimated cost to sell. Fair value is determined by the lower of suggested market prices obtained from independent certified appraisers, the current listing price, or the net present value of expected cash flows of the asset received. When the fair value of the collateral is based on a current appraised value or the appraised value, the asset is classified as nonrecurring Level 2. When a net present value technique using the cash flows of the asset received is used, the asset is classified as nonrecurring Level 3.

Mortgage and Other Loan Servicing Rights

Servicing rights are carried at the lower of aggregate cost or estimated fair value. Servicing rights are subject to quarterly impairment testing. When the fair value of the servicing rights is lower than their carrying value, impairment is recorded by establishing or increasing the amount of a valuation allowance so that the net carrying amount is equal to the fair value. The Company uses independent third parties to value the servicing rights. The valuation model takes into consideration discounted cash flows using current interest rates and prepayment speeds for each type of the underlying asset being serviced. The Company uses discounted cash flows to obtain the fair value for servicing rights and therefore servicing rights are classified as nonrecurring Level 3. Significant

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 2.        FAIR VALUE OF FINANCIAL INSTRUMENTS – CONTINUED

changes in any of the assumption inputs within the valuation model such as prepayment speeds, internal rates of return, and estimated inflation rates could result in a significantly different fair value measurement. Generally, as interest rates decrease, prepayment speeds increase resulting in a lower fair value. Contrarily, as interest rates increase, prepayment speeds decrease resulting in a higher fair value.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2012, and December 31, 2011, are summarized in the following tables:

		Recurring Fair Value Measurements at Reporting

	As of March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Available for Sale:
U.S. Agency securities	$114,300	$–	$114,300	$–
Collateralized mortgage obligations	887,216	–	887,216	–
Mortgage-backed securities (1)	225,168	–	225,168	–
State and municipal securities	214,349	–	214,349	–

Total available for sale securities	1,441,033	–	1,441,033	–
Fair value swap asset	8,272	–	8,272	–
Fair value of derivative loan contracts	170	–	170	–

Total assets at fair value	$1,449,475	$–	$1,449,475	$–

Liabilities:
Fair value swap liability	$8,312	$–	$8,312	$–
Fair value of derivative loan contracts	17	–	17	–

Total liabilities at fair value	$8,329	$–	$8,329	$–

(1) The mortgage-backed securities (“MBS”) included in the tables above are residential MBS.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 2.        FAIR VALUE OF FINANCIAL INSTRUMENTS – CONTINUED

		Recurring Fair Value Measurements at Reporting

	As of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)
	(dollars in thousands)
Assets:
Available for Sale:
U.S. Agency securities	$114,906	$–	$114,906	$–
Collateralized mortgage obligations	938,964	–	938,964	–
Mortgage-backed securities (1)	237,044	–	237,044	–
State and municipal securities	212,511	–	212,511	–

Total available for sale securities	1,503,425	–	1,503,425	–
Fair value swap asset	9,200	–	9,200	–
Fair value of derivative loan contracts	8	–	8	–

Total assets at fair value	$1,512,633	$–	$1,512,633	$–

Liabilities:
Fair value swap liability	$9,242	$–	$9,242	$–
Fair value of derivative loan contracts	2	–	2	–

Total liabilities at fair value	$9,244	$–	$9,244	$–

(1) The MBS included in the tables above are residential MBS.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 2.        FAIR VALUE OF FINANCIAL INSTRUMENTS – CONTINUED

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required to periodically measure certain financial assets at fair value on a nonrecurring basis. The financial assets identified in the table below are fair value measurements that resulted from the application of lower of cost or fair value accounting and were written-down to the fair value during the three months ended March 31, 2012, and March 31, 2011. A summary of the assets measured at fair value on a nonrecurring basis are summarized in the tables below:

	Quoted prices in	Quoted prices in	Quoted prices in	Quoted prices in	Quoted prices in
		Nonrecurring Fair Value Measurements at Reporting
	As of March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)	Losses for the Three Months Ended March 31, 2012
	(dollars in thousands)
Foreclosed collateral	$9,598	$–	$9,598	$–	$776	(1)
Servicing rights	382	–	–	382	38	(2)

Total assets at fair value	$9,980	$–	$9,598	$382	$814

		Nonrecurring Fair Value Measurements at Reporting
	As of March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)	Losses for the Three Months Ended March 31, 2011
	(dollars in thousands)
Foreclosed collateral	$7,447	$–	$7,447	$–	$1,740	(1)
Servicing rights	75	–	–	75	5	(2)

Total assets at fair value	$7,522	$–	$7,447	$75	$1,745

(1) Losses were recognized due to the decline in real estate values.

(2) Losses were recognized due to the decline in interest rates, which may result in higher than previously estimated prepayments.

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

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(dollars in thousands)
Assets:
Cash and due from banks	$45,189	$45,189	$49,324	$49,324
Interest bearing demand deposits in other financial institutions	147,774	147,774	173,408	173,408
Loans held for investment, net	3,740,197	3,793,319	3,655,433	3,704,493

Liabilities:
Deposits (excluding CDs)	3,110,522	3,110,522	3,058,078	3,058,078
CDs	1,477,878	1,496,838	1,558,962	1,578,189
Other borrowings	71,744	77,584	66,524	70,735
Securities sold under agreements to repurchase	315,099	320,210	315,919	318,370

A summary of the valuation methodology used to disclose the fair value of the financial instruments in the table above is as follows:

Cash and Due from Banks and Interest Bearing Demand Deposits in Other Financial Institutions

The carrying values of cash and interest bearing demand deposits in other financial institutions represent the fair value. The Company classifies cash and interest bearing demand deposits in other financial institutions within Level 1 of the fair value hierarchy.

Loans Held for Investment, net

The carrying value of the loans held for investment at March 31, 2012, and December 31, 2011, was significantly impacted by the write down to fair value at the Transaction Date due to the application of purchase accounting related to the Investment Transaction. At the Transaction Date, the loans purchased were at fair value based on the contractual cash flows expected to be collected. The fair value presented above is calculated based on the present value of expected principal and interest cash flows. The carrying value of the loans is net of the ALLL which represents Management’s evaluation of expected credit losses inherent in those loan portfolios. These methods are based on the entrance price concept versus the exit price concept described in ASC 820, Fair Value Measurements.

The methods used to estimate the fair value of loans are sensitive to the assumptions and estimates used. While Management has attempted to use assumptions and estimates that best reflect the Company’s loan portfolio and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Accordingly, readers are cautioned in using this information for purposes of evaluating the financial condition and/or value of the Company in and of itself or in comparison with any other company and amounts presented may not be realized in a current sale between willing buyers and willing sellers. The Company classifies these loans within Level 3 of the fair value hierarchy.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 2.        FAIR VALUE OF FINANCIAL INSTRUMENTS – CONTINUED

Deposits (excluding Certificates of Deposit)

The fair value of demand deposits, money market accounts, and savings accounts is the amount payable on demand at March 31, 2012, and December 31, 2011. The Company classifies these deposits in Level 1 of the fair value hierarchy.

Certificates of Deposit

The fair value of fixed-maturity CDs is estimated by discounting the interest and principal payments using the rates currently offered for deposits of similar remaining maturities. The Company classifies these deposits in Level 3 of the fair value hierarchy.

Other Borrowings

The fair value of trust preferred securities is estimated by using discounted cash flow model which uses the interest and principal payments using current market rates for comparable debt. Accordingly, other borrowings are classified in Level 2 of the fair value hierarchy.

Securities Sold Under Agreements to Repurchase

The fair value of repurchase agreements is determined by reference to rates in the wholesale repurchase market. The rates paid to the Company’s clients are slightly lower than rates in the wholesale market and, consequently, the fair value will generally be less than the carrying amount. The fair value of the long term repurchase agreements is determined in the same manner as other borrowings above. Therefore, repurchase agreements are classified in Level 2 of the fair value hierarchy.

Disclosed Fair Value of Financial Instruments is not Equivalent to Franchise Value

The financial instruments disclosed in this note include such items as securities, loans, deposits, debt, and other instruments. Disclosure of fair values is not required for certain assets and liabilities that are not financial instruments such as premises and equipment, prepaid expenses, and income tax assets and liabilities. Accordingly, the aggregate fair value of amounts presented in this note does not purport to represent, and should not be considered representative of, the underlying “market” or franchise value of the Company. Further, due to a variety of alternative valuation techniques and approaches permitted by the fair value measurement accounting standards as well as the significant assumptions that are required to be made in the process of valuation, the determinations or estimations of fair value for many of the financial instruments disclosed in this note could and do differ between various market participants. A direct comparison of the Company’s fair value information with that of other financial institutions may not be appropriate.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3.        INVESTMENT SECURITIES

A summary of investment securities held by the Company at March 31, 2012, and December 31, 2011, is as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale:
U.S. Agency securities (1)	$113,699	$601	$–	$114,300
Mortgage-backed securities (2)	220,238	4,990	(60)	225,168
Collateralized mortgage obligations (3)	876,687	11,635	(1,106)	887,216
State and municipal securities	207,314	7,932	(897)	214,349

Total securities	$1,417,938	$25,158	$(2,063)	$1,441,033

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale:
U.S. Agency securities (1)	$114,278	$628	$–	$114,906
Mortgage-backed securities (2)	232,737	4,378	(71)	237,044
Collateralized mortgage obligations (3)	931,875	9,471	(2,382)	938,964
State and municipal securities	209,930	4,583	(2,002)	212,511

Total securities	$1,488,820	$19,060	$(4,455)	$1,503,425

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

(3)

Collateralized mortgage obligations (“CMOs”) are securities which pool together mortgages and separate them into short, medium, or long term positions called tranches. The CMOs in the table above primarily consist of securities issued by Government National Mortgage Association (“GNMA”), FNMA, FHLMC, and private label.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3.        INVESTMENT SECURITIES – CONTINUED

Available for Sale Securities

At March 31, 2012, and December 31, 2011, the Company held $1.44 billion and $1.50 billion, respectively, of securities in its AFS portfolio. Unrealized gains or losses relating to AFS securities are accounted for by adjusting the carrying amount of the securities. An offsetting entry after the adjustment for taxes at the Company’s corporate effective tax rate, when applicable, is recognized in OCI.

Fair values are obtained from independent sources based on current market prices for the specific security held by the Company or for a security with similar characteristics. If a security is in an unrealized loss position, Management is required to determine whether or not the security is temporarily or permanently impaired.

The following tables show all AFS securities that are in an unrealized loss position, and temporarily impaired, as of March 31, 2012, and December 31, 2011:

	March 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)

Municipal bonds	$5,962	$(45)	$21,688	$(852)	$27,650	$(897)
Mortgage-backed securities	1,094	(28)	2,904	(32)	3,998	(60)
Collateralized mortgage obligations	116,408	(811)	1,469	(295)	117,877	(1,106)

Total	$123,464	$(884)	$26,061	$(1,179)	$149,525	$(2,063)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)

Municipal bonds	$6,359	$(21)	$45,230	$(1,981)	$51,589	$(2,002)
Mortgage-backed securities	2,784	(36)	2,910	(35)	5,694	(71)
Collateralized mortgage obligations	184,141	(1,978)	1,450	(404)	185,591	(2,382)

Total	$193,284	$(2,035)	$49,590	$(2,420)	$242,874	$(4,455)

As of March 31, 2012, and December 31, 2011, 89 and 142 AFS securities were in a loss position, respectively. The $2.1 million and $4.5 million of unrealized losses for the AFS portfolio as of March 31, 2012, and December 31, 2011, respectively, are primarily a result of changes in market interest rates. The fair value is based on current market prices obtained from independent sources for each security held. At March 31, 2012, the issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the most recent credit ratings on all securities have an investment grade rating, except for one security. The one security which has a credit rating below investment grade is a municipal bond which is current on all interest payments and is a General Obligation Municipal Bond. At March 31, 2012, Management does not intend to sell any of the securities in a loss position nor are there any conditions present at March 31, 2012, that would require Management to sell them. As such, Management does not believe that there are any securities that are OTTI as of March 31, 2012.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3.        INVESTMENT SECURITIES – CONTINUED

Contractual Maturities for Securities Portfolio

The amortized cost and estimated fair value of debt securities at March 31, 2012, and December 31, 2011, by weighted average contractual maturity, are shown in the table below:

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
		(dollars in thousands)

Available for sale securities:
In one year or less	$84,568	$84,870	$83,611	$83,892
After one year through five years	1,016,773	1,029,564	1,063,218	1,072,379
After five years through ten years	153,625	157,625	190,895	194,750
After ten years	162,972	168,974	151,096	152,404

Total securities	$1,417,938	$1,441,033	$1,488,820	$1,503,425

Expected maturities will differ from contractual maturities because borrowers or issuers have the right to call or prepay investment securities. Changes in interest rates may also impact borrowers or issuers of investment securities and cause them to prepay investment securities earlier than the contractual term.

Interest Income

The following table summarizes interest income from investment securities:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)

Interest income for AFS securities:
Taxable:
U.S. Agency securities	$247	$415
Asset-backed securities	–	61
CMO’s and MBS	5,321	3,460
Nontaxable:
State and municipal securities	2,154	2,160

Total interest income for AFS securities	$7,722	$6,096

Pledged Securities

Securities with a carrying value of approximately $666.8 million and $688.3 million at March 31, 2012, and December 31, 2011, respectively, were pledged to secure public funds, trust deposits, repurchase agreements and other borrowings as required or permitted by law.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3.        INVESTMENT SECURITIES – CONTINUED

Investment in FHLB and Reserve Bank Stock

The Company’s investment in stock of the FHLB was $51.7 million and $54.3 million at March 31, 2012, and December 31, 2011, respectively. As with other investment securities, the investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. Based on the current capital adequacy, liquidity position and recent credit ratings of the FHLB of San Francisco, Management believes there is no impairment in the Company’s investment at March 31, 2012, and that the cost of the investment approximates fair value. The Company’s investment in stock of the Reserve Bank was $18.8 million at March 31, 2012, and December 31, 2011. The investments of FHLB and Reserve Bank stock are included in FHLB stock and other investments on the Company’s Consolidated Balance Sheets.

NOTE 4.        LOANS

Loans Held for Sale

As of March 31, 2012, and December 31, 2011, the Company had a carrying value of $4.0 million, and $3.1 million, respectively, and represents residential 1 to 4 family unit loans.

Loans Held for Investment

The composition of the Company’s loans held for investment portfolio at carrying value is as follows:

	March 31, 2012	December 31, 2011
	(dollars in thousands)

Real estate:
Residential - 1 to 4 family	$1,103,650	$1,040,126
Multifamily	425,910	344,643
Commercial	1,586,687	1,588,852
Construction	156,531	185,400
Revolving - 1 to 4 family	239,657	249,857
Commercial loans	173,489	189,226
Consumer loans	47,438	49,977
Other loans	13,107	12,880

Total loans	$3,746,469	$3,660,961

The table above includes PCI Term Pools and PCI Revolving Pools, which were recorded at fair value at the Transaction Date. The loan balances above are net of deferred loan origination fees, commitment extension fees and origination costs of $1.6 million and $1.1 million at March 31, 2012, and December 31, 2011, respectively. The unamortized net deferred costs at March 31, 2012, and December 31, 2011, relate only to loans originated after the Transaction Date. Unamortized net deferred fees were eliminated in the purchase accounting at the Transaction Date.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.        LOANS – CONTINUED

A summary of the carrying balances of loans originated or purchased since the Transaction Date are as follows, and excludes loans held for sale:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$394,159	$296,257
Multifamily	243,306	151,417
Commercial	137,625	114,307
Construction	4,327	1,793
Revolving - 1 to 4 family	5,042	3,890
Commercial loans	17,189	11,622
Consumer loans	5,492	6,404
Other loans	4,008	2,335

Total	$811,148	$588,025

Loan Purchases

The following table summarizes loans the Company purchased during each period:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$49,222	$–
Multifamily	44,268	97,791
Commercial	–	90,559
Net, purchase discount	(3,604)	(9,417)

Total loans purchased	$89,886	$178,933

During the three months ended March 31, 2012, and 2011, the Company purchased $89.9 million, and $178.9 million of loans at net discounts of $3.6 million, and $9.4 million, respectively. Residential real estate 1 to 4 family loans were purchased at a premium, while commercial real estate and multifamily loans were purchased at a discount. Loans purchased during the three months ended March 31, 2012, and 2011, were performing loans at the time of purchase, and are not considered credit impaired.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.        LOANS – CONTINUED

The determination to not classify loans purchased at a discount as purchased credit impaired was based on due diligence performed prior to their purchase. When reviewing and selecting loans for purchase, the Company required that the loans have no delinquencies during the previous 36 months, i.e., all contractual payments had been made on time. In addition, a majority of the loans purchased were seasoned loans which were originated prior to 2005. All these loans were initially assigned an internal credit risk grade of “Pass.”

Loan Sales and Transactions

A summary of the loan sale activities by loan portfolio, excluding SBA loans, is below:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Loans sold:
Residential real estate loans	$22,690	$29,632
Commercial real estate and construction loans	–	2,500

Total loans sold, net carrying value	$22,690	$32,132

Net gain on loans sold:
Net gain on residential real estate loans	$422	$430

Total net gain on loans sold	$422	$430

Loans sold with servicing released:
Residential real estate loans	$901	$22,326
Commercial real estate and construction loans	–	2,500

Total loans sold with servicing released, net carrying value	$901	$24,826

Loans sold with servicing retained:
Residential real estate loans	$21,789	$7,306

Total loans sold with servicing retained, net carrying value	$21,789	$7,306

Servicing rights recorded on loans sold:	$216	$80

Residential real estate loans sold:
Loans sold that were originated for sale	$22,690	$29,321
Loans sold from held for investment portfolio	$–	$311

Pledged Loans

At March 31, 2012, and December 31, 2011, loans secured by residential and commercial real estate with principal balances totaling $57.7 million, and $45.9 million, respectively, were pledged to the FHLB as collateral for borrowings. The amounts pledged do not represent the amount of outstanding borrowings that are required to be supported by collateral. The Company maintains an excess of collateral at these institutions so that it may borrow without having to first transfer collateral to them.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.        LOANS – CONTINUED

Unfunded Loan Commitments and Letters of Credit

As of March 31, 2012, and December 31, 2011, the contractual commitments for unfunded commitments and letters of credit are as follows:

	March 31, 2012
	Total	Less than one year	One to three years	Three to five years	More than five years
	(dollars in thousands)

Unfunded commitments	$483,838	$151,651	$56,267	$80,801	$195,119
Standby letters of credit and financial guarantees	66,024	13,018	21,471	21,543	9,992

Total	$549,862	$164,669	$77,738	$102,344	$205,111

	December 31, 2011
	Total	Less than one year	One to three years	Three to five years	More than five years
	(dollars in thousands)

Unfunded commitments	$488,611	$145,827	$60,156	$81,248	$201,380
Standby letters of credit and financial guarantees	69,426	40,553	13,417	3,119	12,337

Total	$558,037	$186,380	$73,573	$84,367	$213,717

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

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a client to a third party in borrowing arrangements. At March 31, 2012, the maximum undiscounted future payments that the Company could be required to make were $549.9 million. Approximately 29.9% of these arrangements mature within one year. The Company generally has recourse to recover from the client any amounts paid under these guarantees. Most of the guarantees are fully collateralized by the same types of assets used as loan collateral, however several are unsecured.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.        LOANS – CONTINUED

The Company has exposure to loan losses from unfunded loan commitments and letters of credit. Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding. Loan losses related to these commitments are not included in the ALLL reported in Note 6, “Allowance for Loan and Lease Losses and Credit Quality” of these Consolidated Financial Statements; instead, they are accounted for as a separate loss contingency or reserve, and reported as a liability within other liabilities on the Company’s Balance Sheets. The reserve for the unfunded loan commitments and letters of credit was $15.7 million and $16.2 million at March 31, 2012, and December 31, 2011, respectively. The reserve for unfunded loan commitments declined $506,000 during the three months ended March 31, 2012, primarily due to the expiration of commitments.

The table below summarizes the reserve for unfunded loan commitments:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)

Beginning balance	$16,184	$19,032
Additions/(reductions), net	(506)	15

Balance	$15,678	$19,047

Related Parties

In the ordinary course of business, the Company has extended credit to directors and executive officers of the Company. These related party loans totaled $1.9 million at March 31, 2012, and December 31, 2011. At March 31, 2012, the maturities of the related party loans were approximately 30 years, and were made to senior officers of the Company. Such loans are subject to ratification by the Board of Directors, exclusive of the borrowing director or officer. Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to non-related party borrowers of similar credit worthiness.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 5.        PURCHASED CREDIT IMPAIRED POOLS

As discussed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements, the Company has classified all of the loans acquired on the Transaction Date as PCI loans, and pooled the purchased loans into pools of loans which have similar risk characteristics. PCI loans which have revolving lines of credit are referred to as PCI Revolving Pools, while the remainder of the loans purchased are referred to as PCI Term Pools.

The following table summarizes the balance of PCI Term Pools:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$648,131	$679,282
Multifamily loans	181,237	191,850
Commercial	1,433,193	1,454,837
Construction	142,029	179,646
Revolving - 1 to 4 family	2,384	5,949
Commercial loans	46,967	56,806
Consumer loans	21,501	22,342
Other loans	5,583	5,838

Total PCI term pools - carrying balance	$2,481,025	$2,596,550

Total PCI term pools - unpaid principal balance	$2,718,384	$2,841,625

The following table summarizes the balance of the PCI Revolving Pools:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$61,360	$64,587
Multifamily loans	1,367	1,376
Commercial	15,869	19,708
Construction	10,175	3,961
Revolving - 1 to 4 family	232,231	240,018
Commercial loans	109,333	120,798
Consumer loans	20,445	21,231
Other loans	3,516	4,707

Total PCI revolving pools - carrying balance	$454,296	$476,386

Total PCI revolving pools - unpaid principal balance	$529,930	$557,023

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 5.        PURCHASED CREDIT IMPAIRED POOLS – CONTINUED

The following table summarizes the accretable yield or income expected to be collected for PCI Term Pools purchased:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)

Balance at beginning of period	$577,105	$785,001
Accretion of income (1)	(43,412)	(51,617)
Reclassification from nonaccretable difference related to improvement in credit loss expectations (2)	34,671	4,230
Reclassification to nonaccretable difference related to changes in prepayment expectations and other factors (3)	9,136	–

Balance at end of period	$577,500	$737,614

(1)	Accretion of income represents the recognition of the discount rate used to present value the expected cash flows.
(2)	Relates to changes in credit loss expectations.
(3)	Relates primarily to changes in prepayment expectations, and also relates to changes in spot rates for variable rate loans.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY

The following tables summarize the activity within the ALLL for the three months ended March 31, 2012, and 2011:

	Three Months Ended March 31, 2012
	Beginning Balance at December 31, 2011	Charge-offs	Recoveries	Provision for loan and lease losses	Ending Balance at March 31, 2012
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$1,952	$–	$–	$(34)	$1,918
Multifamily	783	–	–	525	1,308
Commercial	722	–	–	117	839
Construction	20	–	–	31	51
Revolving - 1 to 4 family	71	–	–	34	105
Commercial loans	437	–	–	221	658
Consumer loans	327	(76)	22	(97)	176
Other loans	349	(51)	14	41	353
Purchased credit impaired loans	867	–	–	(3)	864

Total	$5,528	$(127)	$36	$835	$6,272

	Three Months Ended March 31, 2011
	Beginning Balance at December 31, 2010	Charge-offs	Recoveries	Provision for loan and lease losses	Ending Balance at March 31, 2011
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$120	$–	$–	$462	$582
Multifamily	–	–	–	508	508
Commercial	–	–	–	492	492
Revolving - 1 to 4 family	28	–	–	25	53
Commercial loans	206	–	–	12	218
Consumer loans	69	(8)	–	86	147
Other loans	97	(64)	16	82	131

Total	$520	$(72)	$16	$1,667	$2,131

The ALLL relates to the Company’s estimate of credit losses inherent in loans originated or purchased since the Transaction Date, as well as estimates for losses in PCI Loan Pools to the extent that estimates for cash flows from those pools are below Management’s prior expectations. At March 31, 2012, December 31, 2011, and at March 31, 2011, the majority of the ALLL relates to loans the Company originated or purchased since the Transaction Date. At March 31, 2012, and December 31, 2011, the portion of the ALLL that related to PCI Loan Pools was $864,000, and $867,000, respectively, and can be attributed to one PCI Term Pool. As of March 31, 2012, cash flows from the PCI Loan Pools were within Management’s expectations, and no additional ALLL was required to be recognized during the three months ended March 31, 2012.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY – CONTINUED

For the three months ended March 31, 2012, and 2011, charge-offs and recoveries related to overdrafts, as well as smaller consumer loans. Provisions for loan and lease losses for the three months ended March 31, 2012, and 2011, relate to an increase in the balance of loans originated and purchased since the Transaction Date.

The following tables disaggregate the ALLL and the recorded investment in loans by impairment methodology at March 31, 2012, and December 31, 2011:

	Allowance for Loan and Lease Losses
	March 31, 2012
	Commercial	Consumer	Total
	(dollars in thousands)

Individually evaluated for impairment (1)	$–	$–	$–
Collectively evaluated for impairment (2)	3,209	2,199	5,408
Acquired with deteriorated credit quality - Term (3)	656	208	864
Acquired with deteriorated credit quality - Revolving (4)	–	–	–

	$3,865	$2,407	$6,272

	Recorded Investment in Loans
	March 31, 2012
	Commercial	Consumer	Total
	(dollars in thousands)

Individually evaluated for impairment (1)	$5,567	$–	$5,567
Collectively evaluated for impairment (2)	400,888	404,693	805,581
Acquired with deteriorated credit quality - Term (3)	1,809,009	672,016	2,481,025
Acquired with deteriorated credit quality - Revolving (4)	140,260	314,036	454,296

	$2,355,724	$1,390,745	$3,746,469

(1)

Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans originated or purchased since the Transaction Date.

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

(4)

Represents the related loan carrying value for revolving loan pools accounted for in accordance with ASC 310-20, Receivables, Nonrefundable Fees and Other Costs and pursuant to amendments by ASU 2010-20 regarding allowance for PCI Revolving Loan Pools. Included in this amount are $1.7 million of TDRs, of which $1.2 million were from the consumer loan portfolio, and $519,000 were from the commercial loan portfolio.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        Allowance for Loan and Lease Losses and Credit Quality – Continued

	Allowance for Loan and Lease Losses
	December 31, 2011
	Commercial	Consumer	Total
	(dollars in thousands)

Individually evaluated for impairment (1)	$–	$–	$–
Collectively evaluated for impairment (2)	2,311	2,350	4,661
Acquired with deteriorated credit quality - Term (3)	148	719	867
Acquired with deteriorated credit quality - Revolving (4)	–	–	–

	$2,459	$3,069	$5,528

	Recorded Investment in Loans
	December 31, 2011
	Commercial	Consumer	Total
	(dollars in thousands)
Individually evaluated for impairment (1)	$–	$–	$–
Collectively evaluated for impairment (2)	279,139	308,886	588,025
Acquired with deteriorated credit quality - Term (3)	1,888,977	707,573	2,596,550
Acquired with deteriorated credit quality - Revolving (4)	150,550	325,836	476,386

	$2,318,666	$1,342,295	$3,660,961

(1)

Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans originated or purchased since the Transaction Date.

(2)

Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5) and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.

(3)

Represents the related loan carrying value determined in accordance with ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI Term Loan Pools in accordance with ASC 450-20.

(4)

Represents the related loan carrying value for revolving loan pools accounted for in accordance with ASC 310-20, Receivables, Nonrefundable Fees and Other Costs and pursuant to amendments by ASU 2010-20 regarding allowance for PCI Revolving Loan Pools. Included in this amount are $1.0 million of TDRs, of which $732,000 was from the consumer loan portfolio, and $305,000 was from the commercial loan portfolio.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY – CONTINUED

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

The table below summarizes loans classified as nonperforming:

	December 31,M	December 31,M
	March 31, 2012	December 31, 2011
	(dollars in thousands)
Nonaccrual loans:
Real estate:
Residential - 1 to 4 family	$2,968	$2,896
Commercial	5,930	426
Construction	–	320
Revolving - 1 to 4 family	6,646	6,842
Commercial loans	4,893	5,275
Consumer loans	141	155
Other loans	519	481

Total nonaccrual loans (1)	21,097	16,395

Loans past due 90 days or more on accrual status:
Other loans	294	–

Total loans past due 90 days or more on accrual status	294	–

Troubled debt restructured loans:
Real estate:
Residential - 1 to 4 family	885	732
Revolving - 1 to 4 family	198	–
Commercial loans	519	305
Consumer loans	101	–

Total troubled debt restructured loans	1,703	1,037

Total nonperforming loans	$23,094	$17,432

(1)	Nonaccrual loans do not include TDRs that have been placed in on nonaccruing status.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY – CONTINUED

The table below summarizes troubled debt restructurings:

	March 31, 2012	December 31, 2011
	(dollars in thousands)

Troubled debt restructurings:
Nonaccrual status	$1,607	$1,037
Accrual status	96	–

Total troubled debt restructured loans	$1,703	$1,037

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.         ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY – CONTINUED

Classified and Nonclassified Loans

The following table summarizes classified and nonclassified loans as defined in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements. The amounts are reported at the net carrying amounts at March 31, 2012, and December 31, 2011:

	March 31, 2012
	Non-Classified	Classified	Total
	(dollars in thousands)
Loans Originated or Purchased Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$394,159	$–	$394,159
Multifamily loans	243,306	–	243,306
Commercial	132,058	5,567	137,625
Construction	4,327	–	4,327
Revolving - 1 to 4 family	5,042	–	5,042
Commercial loans	17,189	–	17,189
Consumer loans	5,492	–	5,492
Other loans (1)	3,654	354	4,008

	805,227	5,921	811,148
PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	55,725	5,635	61,360
Multifamily loans	1,367	–	1,367
Commercial	15,117	752	15,869
Construction	8,807	1,368	10,175
Revolving - 1 to 4 family	222,008	10,223	232,231
Commercial loans	98,562	10,771	109,333
Consumer loans	19,823	622	20,445
Other loans	2,840	676	3,516

	424,249	30,047	454,296
PCI Term Pools:
Real estate:
Residential - 1 to 4 family	571,743	76,388	648,131
Multifamily loans	168,554	12,683	181,237
Commercial	1,172,750	260,443	1,433,193
Construction	42,145	99,884	142,029
Revolving - 1 to 4 family	–	2,384	2,384
Commercial loans	32,592	14,375	46,967
Consumer loans	21,025	476	21,501
Other loans	5,280	303	5,583

	2,014,089	466,936	2,481,025

Total	$3,243,565	$502,904	$3,746,469

(1)	Classified loans represent overdrafts subsequent to the Investment Transaction.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.         ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY – CONTINUED

	December 31, 2011
	Non-Classified	Classified	Total
	(dollars in thousands)
Loans Originated or Purchased Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$296,257	$–	$296,257
Multifamily loans	151,417	–	151,417
Commercial	114,307	–	114,307
Construction	1,793	–	1,793
Revolving - 1 to 4 family	3,890	–	3,890
Commercial loans	11,622	–	11,622
Consumer loans	6,404	–	6,404
Other loans (1)	2,222	113	2,335

	587,912	113	588,025
PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	59,505	5,082	64,587
Multifamily loans	1,376	–	1,376
Commercial	18,923	785	19,708
Construction	3,641	320	3,961
Revolving - 1 to 4 family	227,889	12,129	240,018
Commercial loans	107,268	13,530	120,798
Consumer loans	20,542	689	21,231
Other loans	4,054	653	4,707

	443,198	33,188	476,386
PCI Term Pools:
Real estate:
Residential - 1 to 4 family	595,104	84,178	679,282
Multifamily loans	180,971	10,879	191,850
Commercial	1,158,546	296,291	1,454,837
Construction	69,318	110,328	179,646
Revolving - 1 to 4 family	2,086	3,863	5,949
Commercial loans	34,937	21,869	56,806
Consumer loans	21,563	779	22,342
Other loans	4,662	1,176	5,838

	2,067,187	529,363	2,596,550

Total	$3,098,297	$562,664	$3,660,961

(1)   Classified loans represent overdrafts subsequent to the Investment Transaction.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.         ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY – CONTINUED

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

The Company uses internally assigned credit risk grades in monitoring the credit quality of the loan portfolio. Changes in credit risk grades serve as indications of potential problem loans, and improvement or worsening of existing problem loans, which assist the Company with the process of determining the ultimate collectability of the loan portfolio for loans originated or purchased since the Transaction Date, and assists with determining future cash flows for the PCI Loan Pools. Changes in balances of classified and nonclassified loans are factors that impact the required level of the ALLL for new and purchased loans since the Transaction Date under the Company’s periodic evaluation of the adequacy of the ALLL. Changes in classified and nonclassified loans are also considered by the Company in its periodic evaluation of cash flows from PCI Loan Pools, but do not necessarily indicate impairment or the need for an ALLL or a reversal of a previously established ALLL for PCI Loan Pools, as such loans are accounted based on expected cash flows, as more fully described in Note 1, “Summary of Significant Accounting Policies,” of these Consolidated Financial Statements. Changes in credit risk grades for PCI Loan Pools serve primarily as a basis for the Company to manage the underlying credit quality and collection efforts of loans within PCI Loan Pools, and for the establishment of assumptions used by the Company in estimating cash flows expected to be collected from these pools in future periods.

Aging of Past Due Loans

A majority of the loans held by the Company have been pooled into PCI Term Pools and none of the pools were considered to be past due at March 31, 2012, and December 31, 2011, when reporting on a pooled basis in accordance with ASC 310-30. The following tables provide the aging of past due loans on an individual loan basis at the net carrying amount at March 31, 2012, and December 31, 2011.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.         ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY – CONTINUED

	March 31, 2012
	Current	30-89 Days Past Due	90+ Days Past Due - Still Accruing	Nonaccrual (1)	Total
	(dollars in thousands)
Loans Originated or Purchased Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$394,159	$–	$–	$–	$394,159
Multifamily loans	243,240	66	–	–	243,306
Commercial	128,249	3,809	–	5,567	137,625
Construction	4,327	–	–	–	4,327
Revolving - 1 to 4 family	5,042	–	–	–	5,042
Commercial loans	17,108	81	–	–	17,189
Consumer loans	5,461	31	–	–	5,492
Other loans	3,690	24	294	–	4,008

	801,276	4,011	294	5,567	811,148

PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	56,476	1,031	–	3,853	61,360
Multifamily loans	1,367	–	–	–	1,367
Commercial	15,506	–	–	363	15,869
Construction	8,552	1,623	–	–	10,175
Revolving - 1 to 4 family	223,759	1,628	–	6,844	232,231
Commercial loans	103,198	820	–	5,315	109,333
Consumer loans	20,074	129	–	242	20,445
Other loans	2,997	–	–	519	3,516

	431,929	5,231	–	17,136	454,296

PCI Term Pools:
Real estate:
Residential - 1 to 4 family	611,093	17,919	19,119	–	648,131
Multifamily loans	176,740	3,330	1,167	–	181,237
Commercial	1,390,812	15,129	27,252	–	1,433,193
Construction	71,843	5,752	64,434	–	142,029
Revolving - 1 to 4 family	–	–	2,384	–	2,384
Commercial loans	38,241	1,000	7,726	–	46,967
Consumer loans	21,261	240	–	–	21,501
Other loans	5,583	–	–	–	5,583

	2,315,573	43,370	122,082	–	2,481,025

Total	$3,548,778	$52,612	$122,376	$22,703	$3,746,469

(1)

At March 31, 2012, $9.0 million of nonaccruing loans were current, and $7.6 million of nonaccruing loans were 30-89 days past due. Nonaccruing loans originated or purchased since Transaction Date relate to two commercial real estate loans.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.         ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY – CONTINUED

	December 31, 2011
	Current	30-89 Days Past Due	90+ Days Past Due - Still Accruing	Nonaccrual (1)	Total
	(dollars in thousands)
Loans Originated or Purchased Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$296,257	$–	$–	$–	$296,257
Multifamily loans	151,314	103	–	–	151,417
Commercial	114,306	1	–	–	114,307
Construction	1,793	–	–	–	1,793
Revolving - 1 to 4 family	3,890	–	–	–	3,890
Commercial loans	11,321	301	–	–	11,622
Consumer loans	6,335	69	–	–	6,404
Other loans	2,306	29	–	–	2,335

	587,522	503	–	–	588,025

PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	58,973	1,986	–	3,628	64,587
Multifamily loans	1,376	–	–	–	1,376
Commercial	19,206	76	–	426	19,708
Construction	3,641	–	–	320	3,961
Revolving - 1 to 4 family	231,777	1,399	–	6,842	240,018
Commercial loans	106,642	8,576	–	5,580	120,798
Consumer loans	20,941	135	–	155	21,231
Other loans	4,179	47	–	481	4,707

	446,735	12,219	–	17,432	476,386

PCI Term Pools:
Real estate:
Residential - 1 to 4 family	630,441	30,553	18,288	–	679,282
Multifamily loans	186,190	3,741	1,919	–	191,850
Commercial	1,407,344	22,593	24,900	–	1,454,837
Construction	111,171	1,917	66,558	–	179,646
Revolving - 1 to 4 family	2,304	–	3,645	–	5,949
Commercial loans	47,105	907	8,794	–	56,806
Consumer loans	22,088	227	27	–	22,342
Other loans	4,999	37	802	–	5,838

	2,411,642	59,975	124,933	–	2,596,550

Total	$3,445,899	$72,697	$124,933	$17,432	$3,660,961

(1)	At December 31, 2011 $10.2 million of nonaccruing loans were current, and $1.7 million of nonaccruing loans were 30-89 days past due.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY – CONTINUED

Impaired Loans

PCI Loan Pools are measured for impairment at the pool level, based on estimates for aggregate cash flows expected to be collected from the pool. At March 31, 2012, and December 31, 2011, all PCI Term Pools were considered performing. Impaired loans as of March 31, 2012, represent TDRs within the PCI Revolving Pools, as well as one nonaccruing commercial real estate loan in the newly originated or purchased loans portfolio. At December 31, 2011, all impaired loans represented TDRs within the PCI Revolving Pools.

The table below summarizes the average balance of impaired loans:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)

Average investment in impaired loans for the period	$1,728	$8

Interest income recognized on impaired loans during the periods for which the average recorded investment in impaired loans is presented in the table above was not material.

Troubled Debt Restructurings

The following tables provide a summary of loans modified as TDRs during the three months ended March 31, 2012, and 2011:

	Three Months Ended March 31, 2012
	PCI Revolving Loans		New and Purchased Loans
	Amount	Number	Amount	Number
	(dollars in thousands)
Residential - 1 to 4 family	$193	1	$–	–
Commercial loans	375	4	–	–
Revolving - 1 to 4 family	39	1	–	–

Total TDRs during the period	$607	6	$–	–

	Three Months Ended March 31, 2011
	PCI Revolving Loans		New and Purchased Loans
	Amount	Number	Amount	Number
	(dollars in thousands)
Commercial loans	$139	2	$–	–

Total TDRs during the period	$139	2	$–	–

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.        ALLOWANCE FOR LOAN AND LEASE LOSSES AND CREDIT QUALITY – CONTINUED

Modifications made during the three months ended March 31, 2012, and 2011 that are considered TDRs involve reductions in interest rates, extension of terms, and reductions in periodic contractual payments for a specified period of time. As discussed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements, the aggregation of loans into pools at the Transaction Date, along with the application of ASC 310-30, eliminated the requirement for the PCI Term Pools to be evaluated on the underlying individual loan performance and classification as TDRs.

NOTE 7.        GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets reported on the Consolidated Balance Sheet for March 31, 2012, and December 31, 2011, is comprised of the following:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Goodwill	$26,550	$26,550
Core deposit intangible	29,685	31,040
Customer relationship intangible	16,306	16,724
Trade name intangible	12,471	12,471
Mortgage and other loan servicing rights	2,366	2,378
Other	78	92

Total	$87,456	$89,255

The table below presents the allocation of goodwill by segment:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Segment:
Commercial & Community Banking	$21,627	$21,627
Wealth Management	4,923	4,923

Total	$26,550	$26,550

The Company performs an annual goodwill impairment assessment at the third quarter end of each year. As of March 31, 2012, there was no evidence of any triggering events or developments which would require the goodwill to be reassessed for impairment.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 7.        GOODWILL AND INTANGIBLE ASSETS – CONTINUED

Other Intangible Assets

The Company has five types of identifiable intangible assets: core deposit intangibles, customer relationship intangibles, trade name intangibles, non-compete intangibles, and mortgage and other loan servicing rights. All intangible assets are amortized over their estimated lives, where applicable. The core deposit, the customer relationship, the trade name, and the non-compete intangibles are created when a company acquires another company. The loan servicing rights are created when loans are sold but the right to service the loans is retained by the seller. The recognition of any new intangibles due to new loan servicing rights appears as “Additions,” in the following tables which summarize the changes in the other intangible assets by class.

A summary of the activity for other intangible assets, by asset class, is as follows:

	Core Deposit Intangible	Customer Relationship Intangible	Trade Name Intangible	Mortgage Servicing Rights
	(dollars in thousands)

Balance, December 31, 2011	$31,040	$16,724	$12,471	$2,378
Amortization	(1,355)	(418)	–	(189)
Additions	–	–	–	216
Valuation adjustment	–	–	–	(39)

Balance, March 31, 2012	$29,685	$16,306	$12,471	$2,366

	Core Deposit Intangible	Customer Relationship Intangible	Trade Name Intangible	Mortgage Servicing Rights
	(dollars in thousands)

Balance, December 31, 2010	$37,469	$18,684	$12,669	$3,065
Amortization	(1,733)	(425)	(27)	(253)
Additions	–	–	–	90
Valuation adjustment	–	–	–	(5)

Balance, March 31, 2011	$35,736	$18,259	$12,642	$2,897

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 8.        OTHER REAL ESTATE OWNED

A summary of the OREO by loan type is as follows:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
OREO:
Real estate:
Residential - 1 to 4 family	$17,653	$12,941
Multifamily loans	2,493	1,440
Commercial	10,095	8,582
Construction	28,545	29,339

Total OREO	$58,786	$52,302

Below is a summary of the OREO valuation allowance activity for the three months ended March 31, 2012, and March 31, 201l:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Beginning balance	$2,874	$134
Additions	776	1,740
Sales	(1,458)	(821)

Ending balance	$2,192	$1,053

NOTE 9.        DEFERRED TAX ASSETS AND TAX PROVISION

Deferred Tax Assets

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for tax credit carryforwards, and for other tax attributes. Without regard to a deferred tax liability of $5.2 million for an indefinite lived intangible, the deferred tax asset net of valuation allowance was $2.2 million at March 31, 2012, and $1.5 million at December 31, 2011. In determining these amounts, the gross deferred tax assets were reduced by deferred tax liabilities with the exception of a deferred tax liability of $5.2 million that was recorded in connection with an indefinite lived trade name intangible. The deferred tax liabilities other than that associated with the indefinite lived trade name intangible are expected to reverse in a manner that produces future taxable income appropriate to support the recognition of a corresponding amount of deferred tax assets. Any amounts of deferred tax asset that are not able to be recognized on this basis have been reduced by a valuation allowance.

At June 30, 2009, Management concluded that it was more likely than not that the Company would not generate sufficient future taxable income in the foreseeable future to realize all of the Company’s deferred tax assets. Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 9.        DEFERRED TAX ASSETS AND TAX PROVISION – CONTINUED

For the three year period ended March 31, 2012, the Company is in a cumulative pretax loss position. For purposes of maintaining a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company may not be able to realize some portion of the deferred tax assets in the future. In addition, as a result of the Investment Transaction on August 31, 2010, the Company incurred an ownership change under Section 382 of the Internal Revenue Code. The ownership change will limit the utilization, for tax purposes, of certain items of the net deferred tax asset including net operating losses, recognized built-in-losses and credit carryforwards.

During the first three months ended March 31, 2012, and during 2011, the Company released a portion of the state deferred tax valuation allowance due to an assessment of the realizability of the deferred tax asset based on existing California State tax law. In addition, an adjustment to the state deferred tax asset and valuation allowance was posted as the Company utilized a portion of its state net operating loss carryforwards to offset the current period’s estimated state taxable income.

Income Tax Provision

Estimates of the annual effective tax rate at the end of interim periods to be utilized in determining the provision for income tax expense are, of necessity, based on evaluations of possible future events and transactions which are subject to subsequent refinement or revision. Since the Company believes a reliable estimate of the annual effective tax rate cannot be made, the actual effective tax rate for the year to date has been used as the best estimate of the annual effective tax rate.

For the three months ended March 31, 2012, a $994,000 income tax provision was recognized. The tax provision for the three months ended March 31, 2012, is primarily attributable to a state alternative minimum tax (“AMT”) offset by a favorable settlement of $204,000 with the California Franchise Tax Board’s examination of the Company’s 2002-2006 claim for refund. Although the state AMT liability generated an AMT credit carryforward, the Company did not recognize a benefit for this AMT credit carryforward, since it has a valuation allowance offsetting its deferred tax assets.

At March 31, 2012, and December 31, 2011, Management concluded that there were no significant uncertain tax positions requiring recognition or disclosure in the Company’s Consolidated Financial Statements as required under ASC 740-10, Income Taxes regarding accounting for uncertainty in income taxes. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to financial results. In the event the Company has an assessment from a taxing authority, any resulting interest and penalties are recognized as a component of income tax expense.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 10.        OTHER BORROWINGS

The following table summarizes long term debt and other borrowings:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Other borrowings:
Subordinated notes payable (1)	$51,768	$51,664
Obligation under capital lease	19,976	14,860

Total other borrowings	$71,744	$66,524

(1)

Includes the Bancorp’s subordinated notes payable to unconsolidated trusts issuing trust preferred securities. Also referred to as trust preferred securities within these Consolidated Financial Statements.

The subordinated notes payable balances above are net of discounts of $17.7 million and $17.8 million as of March 31, 2012, and December 31, 2011, respectively.

Other Short Term Borrowings

Other short term borrowings consist of TT&L deposits collected from clients held by the Bank until the funds are requested by the Reserve Bank.

The following table summarizes additional information for other short term borrowings:

	Three Months Ended March 31,
	2012	2011 (1)
	(dollars in thousands)

Weighted average interest rate at end of period	0.00%	0.00%
Weighted average interest rate for the period	0.00%	0.00%
Average outstanding balance	$–	$3,377
Total balance at end of period	$–	$3,074
Maximum outstanding at any month-end	$–	$3,330

(1)

Included in the balances are TT&L funds from clients on behalf of the U.S. Treasury. The funds received and held for TT&Ls do not incur interest expense, therefore no interest expense or rates are disclosed for these borrowings in the table above. The U.S. Treasury discontinued its TT&L program during 2011.

Federal Home Loan Bank Advances

As a member of FHLB the Company has established a credit line. The borrowing capacity is determined based on asset size among other factors. The Company is required to pledge assets to securitize its borrowings line. As of March 31, 2012, and December 31, 2011, there were no FHLB advances outstanding. As of March 31, 2012, the Company had a line of credit with the FHLB of $1.30 billion, with investment securities and loans pledged as collateral with an estimated market value of $1.64 billion for the line.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 11.        COMMITMENTS AND CONTINGENCIES

Contractual Lease Obligations

The following table shows the contractual lease obligations of the Company at March 31, 2012:

	March 31, 2012
	Less than one year	One to three years	Three to five years	More than five years	Total	December 31, 2011
			(dollars in thousands)

Non-cancelable leases	$12,352	$21,510	$14,031	$42,853	$90,746	$90,125
Capital leases	1,847	3,992	4,132	25,722	35,693	30,625

Total lease obligations	$14,199	$25,502	$18,163	$68,575	$126,439	$120,750

The Company leases most of its office locations and substantially all of these office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. At March 31, 2012, the minimum commitments under non-cancelable leases for the next five years and thereafter are shown in the table above. The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants. Sub-tenants leasing space from the Company under these operating and capital leases are contractually obligated to the Company for approximately $1.4 million at March 31, 2012. Approximately 95% of these payments are due to the Company over the next three years.

Contractual Commitments for Unfunded Loans and Letter of Credits

For a summary and more information on the contractual commitments for unfunded loan commitments and letters of credit as of March 31, 2012, refer to Note 4, “Loans” of these Consolidated Financial Statements.

Legal Matters

The plaintiffs, the Company, and the other defendants entered into an agreement to settle all claims in the previously disclosed consolidated shareholder derivative and direct complaints of Monty and Clem. Following a hearing on January 19, 2012, the trial court approved the settlement and entered judgment dismissing the lawsuit with prejudice. The settlement did not have any material effect on the Company’s financial position, results of operations, or cash flows.

The Company and the individual members of its Board of Directors have been named as defendants in a number of purported shareholder class action lawsuits arising out of the proposed merger between the Company and UnionBanCal Corporation, which merger was announced on March 12, 2012. Five lawsuits were filed in Superior Court in Santa Barbara County, California, and two lawsuits were filed in Delaware Chancery Court. The California and Delaware lawsuits have been consolidated in their respective jurisdictions (consolidated California case is captioned Monty v. Ford, et al., and consolidated Delaware case is captioned In re Pacific Capital Bancorp Shareholder Litigation). The consolidated lawsuits in both jurisdictions allege claims for breach of fiduciary duty by the individual directors, and claims against the Company and UnionBanCal Corporation for aiding and abetting that breach of fiduciary duty. Both actions seek to enjoin the proposed merger. Preliminary injunction hearings have been scheduled for May 29, 2012, and June 7, 2012, in the California and Delaware actions, respectively. The defendants believe the claims are without merit and intend to vigorously defend these actions.

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

	Three Months Ended March 31,
	2012	2011
	(dollars and shares in thousands, except per share amounts)

Net income	$16,638	$16,760

Basic weighted average shares outstanding	32,905	32,903
Dilutive effect of stock grants	37	1
Dilutive effect of common stock warrants	6	5

Diluted weighted average shares outstanding	32,948	32,909

Anti-dilutive common stock equivalents excluded from computation of diluted weighted average shares outstanding:
Stock options	49	9
Common stock warrants	–	–

Earnings per share:
Basic	$0.51	$0.51
Diluted (1)	$0.50	$0.51

(1)	Common stock equivalents are not included in the computation of the diluted weighted average shares outstanding when they are anti-dilutive.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 13.        NONINTEREST INCOME

The table below discloses the largest items included in other noninterest income:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Other Income:
Net gain on sales of assets	$1,299	$769
Customer fee income	1,097	1,288
Life insurance income	700	672
Net loss on LIHTCP	(311)	(1,074)
Other	216	128

Total	$3,001	$1,783

NOTE 14.        NONINTEREST EXPENSE

The table below discloses the largest items included in other noninterest expense:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Other Expense:
Professional services	$4,082	$3,996
Software expense	2,292	1,518
Regulatory assessments	2,168	4,487
Increase in earnout liability for RIAs	2,160	–
Customer deposit service and support	2,149	1,750
Other intangible expense	1,787	2,199
Furniture, fixtures and equipment, net	1,273	1,234
OREO expense	1,088	812
Loan servicing expense	1,047	648
Supplies and postage	1,003	955
Merger and acquisition expense	1,000	–
Telephone and data	918	656
Other	1,101	1,385

Total	$22,068	$19,640

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 15.        SEGMENTS

The segments are aligned based on how the Company’s Board of Directors has set performance goals for the Chief Executive Officer (“CEO”) and his management team. The financial results and determination of the operating segments were based on the major business lines of the Bank and the products and services offered to the clients of each segment, as well as how the chief operating decision maker of the Company measures performance and allocates resources. The Company has two operating business segments: Commercial & Community Banking and Wealth Management. The All Other segment is not considered an operating segment, but includes all corporate administrative support departments such as human resources, legal, finance and accounting, treasury, information technology, internal audit, risk management, facilities management, marketing, executive management and the Bank’s holding company. The operations and expenses reported in the All Other segment cannot specifically be allocated to the operating segments based on the services provided. The administrative departments which specifically support the operating segments have been identified and reported within the operating segment.

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

The following tables present information for each specific operating segment regarding assets, profit or loss, and specific items of revenue and expense that are included in the measure of segment profit or loss reviewed by the CEO. Included in the table is an All Other segment which includes the administrative support units, the Bank’s holding company, and balancing of the funding uses and sources activity that are not allocated to the two operating segments.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 15.        SEGMENTS - CONTINUED

	Three Months Ended March 31, 2012
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$58,170	$—	$8,213	$66,383
Interest expense	5,128	—	3,587	8,715

Net interest income	53,042	—	4,626	57,668
Provision for loan losses	835	—	—	835
Noninterest income	8,245	5,335	355	13,935
Noninterest expense	45,049	7,305	782	53,136

Direct income/(loss) before tax	15,403	(1,970)	4,199	17,632
Indirect credit/(charge) for funds	8,905	(3)	(8,902)	—

Net income/(loss) from continuing operations before tax	$24,308	$(1,973)	$(4,703)	$17,632

Total assets	$4,108,179	$27,257	$1,710,138	$5,845,574

	Three Months Ended March 31, 2011
	Operating Segments
	Commercial & Community Banking	Wealth Management	All Other	Total
	(dollars in thousands)
Interest income	$59,765	$—	$6,716	$66,481
Interest expense	6,300	(126)	6,010	12,184

Net interest income	53,465	126	706	54,297
Provision for loan losses	1,667	—	—	1,667
Noninterest income	8,025	5,466	(626)	12,865
Noninterest expense	42,041	5,169	1,053	48,263

Direct income/(loss) before tax	17,782	423	(973)	17,232
Indirect credit/(charge) for funds	7,983	43	(8,026)	—

Net income/(loss) from continuing operations before tax	$25,765	$466	$(8,999)	$17,232

Total assets	$3,988,814	$42,939	$1,911,443	$5,943,196

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 16.        REGULATORY MATTERS

On September 2, 2010, the Bank entered into the Operating Agreement with the Office of the Comptroller of the Currency (“OCC”), pursuant to which, among other things, the Bank agreed to maintain total risk-based capital at least equal to 12% of risk-weighted assets and Tier 1 leverage at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years shall have elapsed since the effective date of the Operating Agreement. The Bank was in compliance with these minimum capital ratios at March 31, 2012, and December 31, 2011, with a Tier 1 leverage ratio of 11.7% and 11.2%, respectively, and a total risk-based capital ratio of 18.8% and 18.3%, respectively. In addition, as of March 31, 2012, the Bank was not permitted to pay dividends to the Company, because of the requirement for the non-objection of the OCC and because of legal limitations on the amount of dividends which may be paid by the Bank to the Company that are determined based on the Bank’s capital and earnings.

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

Any material failure to comply with the provisions of the Written Agreement or Operating Agreement could result in additional enforcement actions by the Reserve Bank and the OCC. While the Company and the Bank intend to take such actions as may be necessary to comply with the requirements of the Written Agreement and Operating Agreement, there can be no assurance that the Company will be able to comply fully with the provisions of the Written Agreement or that the Bank will be able to comply fully with the provisions of the Operating Agreement, that compliance with the Written Agreement and Operating Agreement will not be more time consuming or more expensive than anticipated, or that efforts to comply with the Written Agreement and Operating Agreement will not have adverse effects on the operations and financial condition of the Company or the Bank.

NOTE 17.        SUBSEQUENT EVENTS

Management has evaluated the effects of events that have occurred subsequent to period end March 31, 2012, and there have been no material events that would require recognition in the March 31, 2012, Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company provides a wide range of banking, investment and trust services to its clients primarily through its wholly-owned subsidiary, SBB&T, and its subsidiaries. For over 50 years, the Bank has served clients through relationship banking. The Bank combines the breadth of financial products typically associated with a larger financial institution with the type of individual client service that is found in a community bank. The Bank provides full service banking, including all aspects of checking and savings, private and commercial lending, investment advisory services, trust, and other banking products and services. Products and services are offered through retail branch offices, commercial and wealth management centers and other distribution channels to consumers and businesses operating throughout the Central Coast of California, in eight contiguous counties including Santa Barbara, Ventura, Monterey, Santa Cruz, Santa Clara, San Benito, San Luis Obispo and Los Angeles. The Company is headquartered in Santa Barbara, California.

The following discussion and analysis should be read in conjunction with the Company’s 2011 Form 10-K and the Company’s Consolidated Financial Statements and notes within this Form 10-Q, herein referred to as “the Consolidated Financial Statements” included and incorporated by reference herein. “Bancorp” or “the Bank’s holding company” will be used in this discussion when referring only to the holding company as distinct from the consolidated company.

FINANCIAL HIGHLIGHTS

Net income for the three months ended March 31, 2012, was $16.6 million, or $0.50 per diluted share, a $122,000 decrease from net income from three months ended March 31, 2011, of $16.8 million, or $0.51 per diluted share. The financial highlights for the three months ended March 31, 2012, were as follows:

¡

On March 12, 2012, the Company announced that it had entered into a Merger Agreement with UnionBanCal Corporation (the “Merger Agreement”). Pursuant to the Merger Agreement, each outstanding share of the Company’s common stock will be converted into the right to receive cash in the amount of $46.00 per share upon consummation of the Merger. The acquisition requires approval from banking regulators and is subject to other customary closing conditions, and is expected to be completed in the fourth quarter of 2012;

¡	Achieved a return on average assets of 1.15% and a return on average equity of 8.54% for the three months ended March 31, 2012;

¡	Improved net interest margins to 4.29% for the first quarter of 2012, compared with 3.99% for the first quarter of 2011; and

¡	Increased regulatory capital ratios to 12.8% and 20.6% for Tier 1 Leverage and Total Risk-Based Capital, respectively.

For more information regarding the Merger Agreement and the Merger, refer to “Item 1. Business - Recent Developments” in the Company’s 2011 Form 10-K. Investors should read the definitive information statement when it becomes available because it will contain important information about the proposed merger and the Company.

RESULTS OF OPERATIONS

INTEREST INCOME

The Company’s primary source of revenue is interest income. The discussion below concerning interest income from loans relate to the Commercial & Community Banking segment, while the discussion below concerning interest income from investment securities and other interest income all pertain to the Company’s treasury department activities, and are included in the All Other segment. The Wealth Management segment does not earn interest income. The accounting for interest income for loans and investment securities is explained in detail in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.

The following table presents a summary of interest income for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Interest income
Loans:
Commercial	$5,321	$7,703
Real estate - commercial	35,500	33,739
Real estate - residential 1 to 4 family	16,090	16,480
Consumer loans	1,259	1,841

Total	58,170	59,763
Investment securities - AFS:
U.S. Agency securities	247	415
Asset-backed securities	–	61
Collateralized mortgage obligations and mortgage-backed securities	5,321	3,460
State and municipal securities	2,154	2,160

Total	7,722	6,096
Other	491	622

Total interest income	$66,383	$66,481

Interest income was $66.4 million and $66.5 million for the three months ended March 31, 2012, and 2011, respectively. The slight decline in interest income is a result of a decrease in interest income from loans and other interest income offset by an increase in interest income from investment securities.

Interest income on loans decreased $1.6 million between the reported periods primarily as a result of declining carrying values primarily due to scheduled principal payments and repayments from the PCI Loan Pools of $637.6 million since March 31, 2011. In accordance with the decline in carrying values of PCI Loan Pools since March 31, 2011, accretion declined $7.9 million when comparing the three months ended March 31, 2012, to the same period in March 31, 2011. The PCI Loan Pools continue to perform favorably with a discount rate increasing from 5.87% at March 31, 2011, to 6.47% at March 31, 2012. The declines in balances from the PCI Loan Pools were offset by increased loan originations and purchases of primarily residential and commercial real estate loans during the three months ended March 31, 2012, of $247.5 million but at a lower yield of 4.85%.

Interest income from investment securities was $7.7 million and $6.1 million for the three months ended March 31, 2012, and March 31, 2011, respectively. The $1.6 million increase was attributable to an increase in the average balance of $219.1 million and 14 basis points in interest rates primarily in MBS and CMO investment securities.

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

The following table presents a summary of interest expense for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Interest expense
Deposits:
NOW accounts	$436	$406
Money market deposit accounts	360	378
Savings deposits	442	430
Time certificates of deposit	4,180	5,892

Total	5,418	7,106
Securities sold under agreements to repurchase	2,463	2,102
Other borrowings:
Long term debt	613	2,828
Other borrowings	221	148

Total	834	2,976

Total interest expense	$8,715	$12,184

Interest expense was $8.7 million and $12.2 million for the three months ended March 31, 2012, and 2011, respectively. The decline in interest expense was primarily attributable to the maturity of CDs with higher interest rates and the maturity and redemption of $53.0 million of subordinated debt in the third and fourth quarter of 2011.

Interest expense on deposits decreased by $1.7 million when comparing the three months ended March 31, 2012, to March 31, 2011. Interest expense on time CDs decreased to $4.2 million for the three months ended March 31, 2012, compared to $5.9 million for the same period in 2011. The decline was primarily a result of a decline of the average balances due to maturities of higher rate broker CDs, offset by lower premium amortization for CDs from the fair value adjustment from the purchase accounting for the Investment Transaction.

The interest expense on securities sold under agreements to repurchase (“repurchase agreements”) increased due the contractual repricing of a $100.0 million repurchase agreement. Despite the market trend of declining interest rates, the Bank had a contractual agreement which required the interest rate to convert to a fixed rate of 4.12% during the first quarter of 2011 from an interest rate which had a floating rate of 3 month London Inter-Bank Offered Rate less 25 basis points which was significantly lower. Interest on other borrowings declined due primarily to the maturity and redemption of subordinated debt during 2011.

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

The following table sets forth average balances, interest income and interest expense for the three months ended March 31, 2012, and 2011:

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Interest / Expense (3)	Yield / Rate (3)	Average Balance	Interest / Expense (3)	Yield / Rate (3)
	(dollars in thousands)
Assets
Interest bearing demand deposits in other financial institutions	$178,190	$94	0.21%	$462,552	$270	0.24%
Securities:
Investment securities available for sale:
Taxable	1,262,172	5,568	1.77%	1,057,366	3,936	1.51%
Non taxable	216,364	2,154	3.98%	202,109	2,160	4.27%

Total securities	1,478,536	7,722	2.09%	1,259,475	6,096	1.95%
Loans: (1)
Commercial loans	195,236	5,321	10.96%	272,362	7,703	11.47%
Real estate - commercial (2)	2,108,994	35,500	6.73%	2,198,858	33,739	6.14%
Real estate - residential 1 to 4 family	1,316,967	16,090	4.89%	1,175,960	16,480	5.61%
Consumer loans	51,425	1,259	9.85%	59,254	1,841	12.60%

Total loans, gross	3,672,622	58,170	6.34%	3,706,434	59,763	6.47%
Other interest earning assets	75,898	397	2.10%	84,033	352	1.70%

Total interest earning assets	5,405,246	66,383	4.92%	5,512,494	66,481	4.84%
Noninterest earning assets	420,959			466,885

Total assets	$5,826,205			$5,979,379

Liabilities and shareholders’ equity interest bearing deposits:
Savings and interest bearing transaction accounts	$1,935,720	1,238	0.26%	$1,700,883	1,214	0.29%
Time certificates of deposit	1,522,922	4,180	1.10%	2,029,495	5,892	1.18%

Total interest bearing deposits	3,458,642	5,418	0.63%	3,730,378	7,106	0.77%
Borrowed funds:
Securities sold under agreements to repurchase	315,637	2,463	3.14%	321,573	2,102	2.65%
Other borrowings	66,655	834	5.03%	115,372	2,976	10.46%

Total borrowed funds	382,292	3,297	3.47%	436,945	5,078	4.71%

Total interest bearing liabilities	3,840,934	8,715	0.91%	4,167,323	12,184	1.18%
Noninterest bearing demand deposits	1,119,418			1,063,080
Other noninterest bearing liabilities	82,161			94,468
Shareholders’ equity	783,692			654,508

Total liabilities and shareholders’ equity	$5,826,205			$5,979,379

Net interest spread			4.01%			3.66%

Net interest income/margin		$57,668	4.29%		$54,297	3.99%

(1)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.
(2)	Commercial real estate loans include multifamily residential real estate loans.
(3)	Includes impact of accretion or amortization of discounts and premiums.

The following table sets forth the changes in interest income and interest expense attributable to changes in interest rates, and changes in average balances (volume) for the period indicated. Changes attributable to both rates and volume have been allocated in proportion to the respective rate and volume components.

	Three Months Ended March 31, 2012 vs. March 31, 2011
	Change due to
	Rate	Volume	Total Change
	(dollars in thousands)
Assets
Interest bearing demand deposits in other financial institutions	$(30)	$(146)	$(176)
Securities:
Investment securities available for sale:
Taxable	768	864	1,632
Non-taxable	(152)	146	(6)

Total securities	616	1,010	1,626
Loans: (1)
Commercial	(323)	(2,059)	(2,382)
Real estate - commercial (2)	3,171	(1,410)	1,761
Real estate - residential 1 to 4 family	(2,235)	1,845	(390)
Consumer	(363)	(219)	(582)

Total loans, gross	250	(1,843)	(1,593)
Other interest earning assets	81	(36)	45

Total interest earning assets	917	(1,015)	(98)
Liabilities
Interest bearing deposits:
Savings and interest bearing transaction accounts	(135)	159	24
Time certificates of deposit	(366)	(1,346)	(1,712)

Total interest bearing deposits	(501)	(1,187)	(1,688)
Borrowed funds:
Securities sold under agreements to repurchase	399	(38)	361
Other borrowings	(1,181)	(961)	(2,142)

Total borrowed funds	(782)	(999)	(1,781)

Total interest bearing liabilities	(1,283)	(2,186)	(3,469)

Net interest income	$2,200	$1,171	$3,371

(1)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.
(2)	Commercial real estate loans include multifamily residential real estate loans.

Interest income and interest expense have been impacted by purchase accounting adjustments, resulting from the Investment Transaction. Specifically, the accretion of discounts, and amortization of premiums, that were recorded on the Company’s loans, investment securities, deposits, and borrowings, as well as other interest earning assets, is reflected in the amounts for interest income and expense disclosed in the tables above.

The net interest margin is usually adversely impacted by nonperforming loans, with the exception of PCI Term Pools, because the Company generally ceases the accrual of interest on nonperforming loans, while those balances continue to be included in the average balances for loans. Interest income recognized on PCI Term Pools is based on an expected cash flows model; and, the Company recognizes accretion based on expectations of future cash flows.

The net interest margin improved by 30 basis points during the first quarter of 2012, when compared to that reported for the first quarter in 2011. The primary driver behind the increase was a decline in the cost of interest bearing liabilities of 27 basis points, as well as a slight increase in the yield on earning assets of 8 basis points. The decline in the cost of interest bearing liabilities was driven in large part to the absence of $53.0 million of subordinated debt, which matured and was redeemed by the Bank during the third and fourth quarters of 2011. Additionally, the cost of interest bearing liabilities benefited from the continuation of the planned runoff of higher cost brokered time deposits, as well as the maturity and re-pricing of higher cost retail time deposits.

The yield on interest earning assets benefited from an increase in the average yield earned on the investment securities portfolio of approximately 14 basis points, as well as a 40 basis point increase in the yield earned on other interest earning assets. However, these improvements were slightly offset by a decline in the average overall yield on the loan portfolio of 13 basis points. The year over year decline in the average yield on the loan portfolio was driven in large part by a decline in the balance of higher yielding commercial loan balances primarily in PCI Loan Pools. At the same time, the discount rate on the PCI Term Loans increased by 60 basis points when comparing the discount rate in March 2012 to March 2011. Additionally, the balance of the Company’s newly originated and purchased loan portfolio increased approximately $574.7 million from that reported at March 31, 2011. Of this increase approximately $348.8 million can be attributed to originations and purchases of residential 1 to 4 family loans, which were originated and purchased at rates lower than the rates earned on commercial loans within PCI Loan Pools that experienced some attrition.

PROVISION FOR LOAN LOSSES

Quarterly, the Company determines the amount of ALLL that is adequate to provide for losses inherent in the Company’s loan portfolio. The provision for loan losses is determined by the net change in the ALLL from one period to another for loans originated or purchased since the Transaction Date. The Company may establish an additional ALLL for PCI Term Pools through a charge to the provision for loan losses when projected cash flows are lower than previous expectations. If, through the Company’s quarterly evaluation of expected cash flows, it determines there has been a significant and probable increase in expected cash flows, the Company may reverse any previously established allowance for PCI Term Pools through an adjustment to the provision for loan losses, to the extent that any previous allowance has been established.

For PCI Revolving Pools, quarterly the Company evaluates credit performance to determine if there has been a further deterioration in the credit quality of the underlying loans beyond the purchase discount. To the extent that the credit performance is worse than previously expected, the Company may establish an allowance for PCI Revolving Pools through a charge to provision for loan losses. If credit performance is better than previously expected, the Company will begin to accrete the purchase discount for PCI Revolving Pools into interest income. During the three months ended March 31, 2012, the Company determined that the underlying credit performance of PCI Revolving Pools had improved from prior periods, and as a result, began to accrete the purchase discount related to those loans. Accretion related to PCI Revolving Pools totaled $286,000 during the three months ended March 31, 2012. During the three months ended March 31, 2011, the Company did not establish an allowance for PCI Revolving Pools, nor did the Company accrete any portion of the purchase discount.

For a detailed discussion of the Company’s ALLL, refer to the Allowance for Loan and Lease Losses section of this document, Note 1, “Summary of Significant Accounting Policies,” and Note 6, “Allowance for Loan and Lease Losses and Credit Quality” within the Consolidated Financial Statements on this Form 10-Q.

The provision for loan losses for the three months ended March 31, 2012, and 2011, totaled $835,000 and $1.7 million, respectively, and related solely to loans originated and purchased after the Transaction Date. Provisions for loan losses for the three months ended March 31, 2012, and 2011, are attributable to an increase in loan originations, as well as purchases of new loans offset by lower historical loss rates. All of the provision for loan losses is reported in the Commercial & Community Banking operating segment.

NONINTEREST INCOME

Noninterest income primarily consists of fee income received from the operations of the Bank and gains or losses from sales of assets. Fee income is generated by servicing deposit relationships, trust and investment advisory fees, and fees and commissions earned on certain transactions from Bank operations. The service charges and fees and gains and losses on asset sales relate to the Community & Commercial Banking segment while the trust and investment advisory fees are from the Wealth Management segment. Gains and losses from the sales of securities are from the treasury department’s management of the investment securities and are reflected in the All Other segment.

The following table presents a summary of noninterest income for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Noninterest income
Service charges and fees	$5,636	$5,751
Trust and investment advisory fees	5,311	5,335
Loss on securities, net	(13)	(4)
Other	3,001	1,783

Total noninterest income	$13,935	$12,865

Noninterest income was $13.9 million for the three months ended March 31, 2012, and $12.9 million for the three months ended March 31, 2011. The largest portions of noninterest income are from service charges and fees and trust and investment advisory fees. Service charges and fees consist of service charges on deposit and loan accounts. These fees are generated from the Commercial & Community Banking segment. For the three month periods ended March 31, 2012, and 2011, service charges and fees from deposit accounts were $3.1 million and $3.3 million, respectively. Other service charges and fees include charges for a wide range of services provided to clients such as ATMs, safe deposit boxes, bank card fees, loan servicing fees, late charges for loans and wire transfer fees. These fees have remained relatively steady during the reported periods.

Trust and investment advisory fees are primarily from the management of clients’ assets and are included in the Wealth Management segment. As the balance and the value of the assets under management increase, fees generally increase.

Other Noninterest Income

The table below discloses the largest items included in other noninterest income:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Other Income:
Net gain on sales of assets	$1,299	$769
Customer fee income	1,097	1,288
Life insurance income	700	672
Net loss on LIHTCP	(311)	(1,074)
Other	216	128

Total	$3,001	$1,783

Other noninterest income was $3.0 million and $1.8 million for the three months ended March 31, 2012, and March 31, 2011, respectively. Net gain on sale of assets increased by $530,000 when comparing the three months ended March 31, 2012, to the three months ended March 31, 2011. Net loss on LIHTCPs declined due to the reduction in the investment in these partnerships since several of the Bank’s investments were sold during the latter half of 2011 and during the first quarter of 2012, which reduced the current and future losses from these investments. Gains on securities, life insurance income, and monthly losses from the Bank’s investment in LIHTCP are recorded in the All Other segment.

NONINTEREST EXPENSE

The following table presents a summary of noninterest expense for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Noninterest expense
Salaries and employee benefits	$24,810	$22,947
Net occupancy expense	6,258	5,676
Other	22,068	19,640

Total noninterest expense	$53,136	$48,263

Noninterest expense increased to $53.1 million for the three months ended March 31, 2012, compared to $48.3 million for the three months ended March 31, 2011, an increase of $4.9 million. The increase in noninterest expense is attributed to an increase in salaries and benefit expense, net occupancy expense and other noninterest expense.

Salaries and benefits increased by $1.9 million when comparing the three months ended March 31, 2012, to the same period in 2011, due to the increase in full-time equivalents. Net occupancy expense increased by $582,000 when comparing the three months ended March 31, 2012, to the same period in 2011, primarily due to the acceleration of depreciation of assets related to two planned branch closures in the beginning of April 2012.

Other Noninterest Expense

The table below summarizes the significant items included in other noninterest expense:

	Three Months Ended March 31,
	2012	2011

	(dollars in thousands)
Other Expense:
Professional services	$4,082	$3,996
Software expense	2,292	1,518
Regulatory assessments	2,168	4,487
Increase in earnout liability for RIAs	2,160	–
Customer deposit service and support	2,149	1,750
Other intangible expense	1,787	2,199
Furniture, fixtures and equipment, net	1,273	1,234
Other real estate owned expense	1,088	812
Loan servicing expense	1,047	648
Supplies and postage	1,003	955
Merger and acquisition expense	1,000	–
Telephone and data	918	656
Other	1,101	1,385

Total	$22,068	$19,640

Other noninterest expense increased by $2.4 million when comparing the three months ended March 31, 2012, to the three months ended March 31, 2011. This increase is mostly attributable a $2.2 million increase in the estimated earnout liability for the Bank’s two RIAs and $1.0 million in UNBC merger related costs. These increases are partially offset by a $2.3 million decrease in regulatory assessments due to the Bank’s improved financial condition.

PROVISION FOR INCOME TAXES

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

Management’s determination of the realization of net deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company currently has a valuation allowance of $241.3 million against net deferred tax assets of $243.6 million (excluding the deferred tax liability related to the indefinite-lived trade name intangible of $5.2 million). Management continues to assess the impact of Company performance and the economic climate on the realizability of its deferred tax assets on a quarterly basis. The amount of deferred tax assets considered realizable is subject to adjustment in future periods. Management will continue to monitor all available evidence related to the Company’s ability to utilize its deferred tax assets. The income tax expense or benefit in future periods will be reduced or increased to the extent of offsetting decreases or increases to the deferred tax asset valuation allowance.

For the three months ended March 31, 2012, a $994,000 income tax provision was recognized. The tax provision for the three months ended March 31, 2012, is primarily attributable to a current state AMT offset by a favorable settlement of $204,000 with the California Franchise Tax Board’s examination of the Company’s 2002-2006 claim for refund.

For the three months ended March 31, 2011, income tax expense was $472,000 on pretax income of $17.2 million. The $472,000 tax expense was primarily attributable to a federal AMT payable.

For additional information related to the Company’s provision for income taxes, refer to Note 9, “Deferred Tax Assets and Tax Provision” of the Consolidated Financial Statements and the discussion of income taxes and deferred tax assets in the “Critical Accounting Policies” section of the Company’s 2011 Form 10-K.

BALANCE SHEET ANALYSIS

CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents decreased by $29.8 million or 13.4% since December 31, 2011, to $193.0 million at March 31, 2012. The decrease in cash and cash equivalents was primarily due to the use of funds to purchase $89.9 million of loans, offset by principal payments of $70.0 million on investment securities, and a decline of $28.6 million in deposit balances.

INVESTMENT SECURITIES

The Company’s security portfolio is utilized as collateral for borrowings, required collateral for public agencies and trust clients deposits, CRA support, and to manage liquidity, capital and interest rate risk.

The balance of AFS securities was $1.44 billion at March 31, 2012, compared to $1.50 billion at December 31, 2011, a decrease of $62.4 million. This decrease is attributable primarily to principal paydowns of $54.4 million and $11.9 million of CMO securities and MBS securities, respectively.

For additional information on impairment of investment securities and credit ratings of investment securities, and the Company’s FHLB stock and other investments refer to Note 3, “Investment Securities” of the Consolidated Financial Statements of this Form 10-Q.

LOAN PORTFOLIO

The Company offers a full range of lending products and banking services to households, professionals, and businesses including commercial and residential real estate loans, commercial and industrial loans, and consumer loans. All assets, income, and expenses related to these activities are reported in the Commercial & Community Banking operating segment.

The tables below summarize the distribution of the Company’s loans held for investment:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$1,103,650	$1,040,126
Multifamily	425,910	344,643
Commercial	1,586,687	1,588,852
Construction and land	156,531	185,400
Revolving - 1 to 4 family	239,657	249,857
Commercial loans	173,489	189,226
Consumer loans	47,438	49,977
Other loans	13,107	12,880

Total loans held for investment	$3,746,469	$3,660,961

Percent of loans to total loans
Real estate:
Residential - 1 to 4 family	29.5%	28.4%
Multifamily	11.4%	9.4%
Commercial	42.4%	43.4%
Construction and land	4.2%	5.1%
Revolving - 1 to 4 family	6.4%	6.8%
Commercial loans	4.6%	5.2%
Consumer loans	1.3%	1.4%
Other loans	0.2%	0.3%

Total loans held for investment	100.0%	100.0%

The loans in the table above include PCI Loan Pools, and loans originated or purchased since the Transaction Date. Included in the PCI Loan Pools are purchase accounting adjustments, as more fully discussed in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements on this Form 10-Q. At the Transaction Date, all of the loans in the Company’s loan portfolio were aggregated into pools of loans, and recorded at their fair values, which significantly impacted the carrying amounts for the PCI Loan Pools. Additionally, the amounts presented above include deferred loan origination fees and costs, extension fees, and commitment fees.

To assist the reader with understanding of the PCI Term and PCI Revolving Pools versus the loans originated or purchased since the Transaction Date the following table provides a summary of the carrying balance and unpaid principal balance of the loans held for investment at March 31, 2012, and December 31, 2011.

The tables below summarize the distribution of the carrying value of the Company’s loans held for investment:

	March 31, 2012
	Originated or Purchased Since Transaction Date	PCI Term Pools	PCI Revolving Pools	Total
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$394,159	$648,131	$61,360	$1,103,650
Multifamily loans	243,306	181,237	1,367	425,910
Commercial	137,625	1,433,193	15,869	1,586,687
Construction	4,327	142,029	10,175	156,531
Revolving - 1 to 4 family	5,042	2,384	232,231	239,657
Commercial loans	17,189	46,967	109,333	173,489
Consumer loans	5,492	21,501	20,445	47,438
Other loans	4,008	5,583	3,516	13,107

Total loans held for investment	$811,148	$2,481,025	$454,296	$3,746,469

Total unpaid principal balance	$820,153	$2,718,384	$529,930	$4,068,467

	December 31, 2011
	Originated or Purchased Since Transaction Date	PCI Term Pools	PCI Revolving Pools	Total
	(dollars in thousands)
Real estate:
Residential - 1 to 4 family	$296,257	$679,282	$64,587	$1,040,126
Multifamily loans	151,417	191,850	1,376	344,643
Commercial	114,307	1,454,837	19,708	1,588,852
Construction	1,793	179,646	3,961	185,400
Revolving - 1 to 4 family	3,890	5,949	240,018	249,857
Commercial loans	11,622	56,806	120,798	189,226
Consumer loans	6,404	22,342	21,231	49,977
Other loans	2,335	5,838	4,707	12,880

Total loans held for investment	$588,025	$2,596,550	$476,386	$3,660,961

Total unpaid principal balance	$594,386	$2,841,625	$557,023	$3,993,034

At March 31, 2012, loans held for investment were $85.5 million higher than that reported at December 31, 2011. PCI Term and Revolving Pools declined by $115.5 million, and $22.1 million, respectively, during the first quarter of 2012 primarily due to scheduled principal paydowns and payoffs. Loans originated or purchased since the Transaction Date increased $223.1 million or 37.9%, and now represent $811.1 million or 21.7% of total loans held for investment at March 31, 2012. During the three months ended March 31, 2012, the Company purchased approximately $89.9 million of residential 1 to 4 family, and multifamily loans, and originated approximately $157.6 million of new loans. New originations during the first quarter of 2012 were primarily in the residential 1 to 4 family, multifamily, and commercial real estate categories, and totaled approximately $62.1 million, $58.1 million, and $22.4 million, respectively. For additional information concerning loans the Company purchased during the three months ended March 31, 2012, see Note 4, “Loans” of the Consolidated Financial Statements of this Form 10-Q.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The Company has established an ALLL, representing Management’s best estimate of probable credit losses inherent in the loan portfolio as of the date of the balance sheet. The ALLL is increased by charges to current period earnings and recoveries on previously charged-off loans, and is reduced by charge-offs related to loan balances deemed by Management to be uncollectable.

The ALLL of $6.3 million and $5.5 million at March 31, 2012, and December 31, 2011, respectively, relate primarily to loans originated and loans purchased since the Transaction Date. At March 31, 2012, and December 31, 2011, $864,000 and $867,000 of the ALLL related to one PCI Term Pool, which is reflective of the Company’s revised estimate for future cash flows from the pool being below previous expectations. Management performs quarterly assessments of cash flows for PCI Term Pools. To the extent revised estimates for cash flows are below previous expectations, the Company may record additional provisions for loan losses, further increasing the allowance for PCI Term Pools. However, if Management’s periodic assessment indicates there has been a probable and significant increase in the level of expected future cash flows, the Company may record a credit to the provision for loan losses, reducing the allowance for PCI Term Pools to the extent that an allowance was previously established.

The ALLL attributed to loans originated or purchased after the Transaction Date, also referred to as new and purchased loans, represented 0.67% of the new and purchased loans portfolio at March 31, 2012, compared to 0.79% at December 31, 2011. Although the ALLL for new and purchased loans increased $747,000 during the three months ended March 31, 2012, the ratio of ALLL for these loan balances declined. The decline in this ratio primarily relates to lower historical loss rates at March 31, 2012, compared to December 31, 2011, as well as greater diversification across the new and purchased loans portfolio among loan types for which the Company has historically experienced lower loss rates. During the first quarter of 2012, the Company primarily originated and purchased residential 1 to 4 family, and multifamily loans, which require a lower ALLL, due to a decline in historical loss rates the Company has experienced on such loans. The underlying credit quality for new and purchased loans also remained high during the three months ended March 31, 2012. At March 31, 2012, $801.3 million or 98.8% of loans originated or purchased since the Transaction Date were considered current, while $4.0 million or 0.5% were 30-89 days past due, and $5.6 million or 0.7% were on nonaccrual.

ALLL Model Methodology

The Company has continued to use the ALLL methodology used in prior periods, including prior to the Investment Transaction. The ALLL model uses quantitative and qualitative factors to estimate the required level of the ALLL. Quantitative factors are based primarily on historical credit losses for each portfolio of similar loans over a time horizon or “look-back” period. The Company generally uses historical credit losses over the past six quarters as a basis for its quantitative factors.

Qualitative factors are generally used to increase historical loss rates based on the Company’s estimate of the losses inherent in the outstanding loan portfolio that may not be fully captured by the quantitative factors alone. Qualitative factors taken into consideration in the ALLL model are: concentrations of types of loans, loan growth, control environment, delinquency and classified loan trends, Management and staffing experience and turnover, economic conditions, results of independent loan reviews, underlying collateral values, competition, regulatory, legal issues, structured finance and syndicated national credits, and other factors. These qualitative factors are applied as adjustments to the historical loss rates when Management believes they are necessary to better reflect current conditions.

LOAN LOSSES

Net charge-offs of $91,000, and $56,000 were recorded during the three months ended March 31, 2012, and 2011, respectively. These net charge-offs relate to loans that were originated subsequent to the Transaction Date, and are attributable to overdraft loans, and consumer loans with small outstanding balances.

The Company’s policy for the accounting for PCI Term Pools is based on expectations of future cash flows, and as a result the Company only records losses related to such loans to the extent that periodic projections for future cash flows are lower than the Company’s previous expectations. If projections for future cash flows are lower than previous expectations, the Company establishes an allowance for estimated losses in PCI Term Pools. The Company records charges against the allowance for PCI Term Pools to the extent the carrying balance for those pools are no longer deemed collectable. At March 31, 2012, the allowance for PCI Term Pools was $864,000, and related to one PCI Term Pool. The Company did not record any charge-offs against that allowance during the three months ended March 31, 2012. No allowance was established, and no charge-offs were recorded for PCI Term Pools during the three months ended March 31, 2011.

NONPERFORMING ASSETS

Nonaccrual and Restructured Loans

When a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest. Generally, the Company places loans in a nonaccrual status and ceases recognizing interest income when the loan has become delinquent by more than 90 days and/or when Management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well secured by collateral and collection is in process. While still accruing interest, these loans are normally regarded as nonperforming and therefore are reported as such.

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

A loan may be restructured when the Bank determines that a borrower’s financial condition has deteriorated, but still has the ability to repay the loan. A loan is considered to be TDR when the original terms have been modified in favor of the borrower such that either principal or interest has been forgiven, contractual payments are deferred, or the interest rate is below a market rate. Once a loan has been restructured for a client, the Bank considers the loan to be nonaccrual for a minimum of six months. Once the borrower has made their payments as contractually required for six months, the loan is reviewed and a determination is made whether the loan can begin to accrue interest. Additional information regarding nonperforming loans is in Note 6, “Allowance for Loan and Lease Losses and Credit Quality” of the Consolidated Financial Statements of this Form 10-Q.

Other Real Estate Owned

Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called “OREO.” OREO is originally recorded in the Company’s financial records at the fair value of the property, less estimated costs to sell. If the outstanding balance of the loan is greater than the fair value of the OREO at the time of foreclosure, the difference is charged-off against the ALLL or PCI Loan Pool’s valuation adjustment before recording the asset as an OREO. OREO are maintained in the Company’s Consolidated Financial Statements at lower of the carrying value or fair value of the OREO, less estimated costs to sell.

Once the collateral is foreclosed on and the property becomes an OREO, Management periodically obtains valuations to determine if further valuation adjustments are required. OREO is carried at fair value less the estimated costs to sell. If there is a decrease in the fair value of the property on the valuation date, the decrease in value is charged to noninterest income as a valuation adjustment. During the time the property is held, all related operating and maintenance costs are expensed as incurred. All income produced from OREOs is included in noninterest income. All gains and losses on sale of OREO is recorded in noninterest income within the other income line item of the financial statements. Additional information regarding nonperforming loans is in Note 8, “Other Real Estate Owned” of the Consolidated Financial Statements of this Form 10-Q.

Nonperforming Loans

At March 31, 2012, and December 31, 2011, there were $23.1 million and $17.4 million of nonperforming loans. These nonperforming loans are mostly from the PCI Revolving Pools with exception of two commercial loans from the loans originated or purchased since the Transaction Date. The reporting for nonperforming loans was significantly impacted by the purchase accounting adjustments and the application of ASC 310-30 for PCI Term Pools. The accounting for PCI Term Pools and PCI Revolving Pools is described in Note 1, “Summary of Significant Accounting Policies” and Note 5, “Purchased Credit Impaired Pools” of the Consolidated Financial Statements of this Form 10-Q. At the Transaction Date, all loans were written down to their fair value. Therefore, only loans in the PCI Revolving Pools can be classified as nonaccrual or TDRs in accordance with ASC 310-20.

If interest due on nonaccrual loans and TDRs had been accrued under the original terms of the loans, $391,000 would have been recorded as interest income during the three months ended March 31, 2012. Interest income recognized on nonaccrual loans and TDRs during the three months ended March 31, 2012, was $25,000.

OREO

The balance of OREO as of March 31, 2012, was $58.8 million, an increase from December 31, 2011, of $6.5 million. This is the result of the addition of $12.8 million of OREO properties, sales of $5.5 million and an increase in the valuation allowance of $800,000.

IMPAIRED LOANS

A loan is identified as impaired when based on current information and events, it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Generally, impaired loans are classified as nonaccrual. However, there are some loans that are deemed impaired, because of doubt regarding collectability of interest and principal in accordance with the contractual terms of the loan, but are both fully secured by collateral and are current with interest and principal payments. These impaired loans may not be classified as nonaccrual. After Management determines a loan is impaired, it obtains the fair value of the collateral securing the loan if the loan is deemed collateral dependent, or an observable market price for the loan, to measure the extent to which the loan is impaired. If the loan is not deemed collateral dependent or an observable market price for the loan cannot be obtained, Management measures impairment based on expectations of future cash flows from the loan, discounted at the loan’s effective interest rate. If the fair value of the collateral, an observable market price for the loan, or estimates for discounted future cash flows from a loan is less than the Company’s recorded investment in the loan, a valuation allowance is established through a charge to provision for loan losses.

Impaired loans purchased as part of the Investment Transaction are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), using an accounting policy based on expected cash flows, and are, therefore, not given recognition in the financial statements as individually impaired loans. These loans are also referred to as PCI Term Pools. Should the Company determine that it can no longer reasonably estimate the amount and timing of future cash flows from such loan pools the Company would cease accretion on these loan pools. As of March 31, 2012, there were no PCI Term Pools for which the Company believed it could not derive a reasonable estimate for future cash flows from those pools.

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

At March 31, 2012, and December 31, 2011, the Company had impaired loans of $7.3 million and $1.0 million, respectively. Impaired loans at March 31, 2012, consist of $1.7 million of TDRs within PCI Revolving Pools, and two commercial real estate loans in the amount of $5.6 million within the new and purchased loans portfolio. Impaired loans at December 31, 2011, consisted solely of TDRs within the PCI Revolving Pools.

DEPOSITS

Deposits by type are summarized in the table below:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Noninterest bearing deposits	$1,120,826	$1,175,532
Interest bearing deposits:
NOW accounts	1,002,077	954,621
Money market deposit accounts	391,988	384,989
Other savings deposits	595,633	542,935
Time deposits	1,477,876	1,558,963

Total deposits	$4,588,400	$4,617,040

Deposits were $4.59 billion and $4.62 billion as of March 31, 2012, and December 31, 2011, respectively, a decrease of $28.6 million. The decline in deposits was primarily from the maturities of higher rate brokered and client time deposits that matured and were not renewed. There was also a decline in the noninterest bearing deposit balances which were offset by increases in NOW, money market deposit and other savings deposit account balances as customers placed deposits in interest earning accounts which were attributed to interest rate promotions along with strong branch deposit gathering results.

OTHER BORROWINGS AND CONTRACTUAL OBLIGATIONS

Other borrowings increased $5.2 million, or 7.8% since December 31, 2011, to $71.7 million as of March 31, 2012. This increase was due primarily to the addition of a capital lease for the Bank’s ATM machines of $5.3 million during 2012. This increase is due to a five year capital lease that the Company entered into for the purpose of replacing and upgrading the Bank’s ATMs throughout its branch system and off-site locations.

CAPITAL RESOURCES

Capital Adequacy Standards

PCBC and SBB&T are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements as specified by the regulatory framework for prompt corrective action could cause the regulators to initiate certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. For additional information regarding the Company’s capital refer to Note 16, “Regulatory Matters” of this Form 10-Q and Note 18, “Shareholders’ Equity” and Note 20, “Regulatory Capital Requirements” of the Consolidated Financial Statements of the 2011 Form 10-K .

PCBC and SBB&T’s regulatory capital ratios as of March 31, 2012, and December 31, 2011, were as follows:

	Total Risk- Based Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Tier 1 Leverage Ratio
	(dollars in thousands)
March 31, 2012
PCBC (consolidated)	$756,040	$734,050	$3,671,877	$5,724,154	20.6%	20.0%	12.8%
SBB&T	688,373	666,383	3,671,868	5,722,122	18.8%	18.2%	11.7%

December 31, 2011
PCBC (consolidated)	$736,816	$715,062	$3,657,172	$5,768,824	20.2%	19.6%	12.4%
SBB&T	667,405	645,651	3,657,180	5,766,623	18.3%	17.7%	11.2%

Minimum Capital Ratios required by the Operating Agreement					12.0%	N/A	8.0%
Generally required minimum ratios to be classified as well-capitalized					10.0%	6.0%	5.0%
Generally required minimum ratios to be classified as adequately capitalized					8.0%	4.0%	4.0%

The minimum capital ratios required to be considered “well-capitalized” and “adequately capitalized” under generally applicable regulatory guidelines are included in the table above. As of March 31, 2012, and December 31, 2011, both the Company and the Bank met the minimum levels for the three regulatory ratios to be considered “well-capitalized.”

On September 2, 2010, the Bank entered into the Operating Agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total risk-based capital at least equal to 12.0% of risk-weighted assets, and Tier 1 capital at least equal to 8.0% of adjusted total assets, and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years have elapsed since the effective date of the Operating Agreement. The Bank was in compliance with these minimum capital ratios at March 31, 2012, with a Tier 1 leverage ratio of 11.7% and a total risk-based capital ratio of 18.8%.

Additional Capital

In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. As part of this ongoing assessment, the Board of Directors reviews the various components of capital, the costs, benefits and impact of raising additional capital and the availability of alternative sources of capital. Based on the Board of Directors’ analysis of the Company’s capital needs (including any capital needs arising out of its financial condition and results of operations) and the input of the regulators, the Company could decide or be required by its regulators to raise additional capital.

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

Dividends from the Bank

The principal source of funds from which the Bank’s holding company services its debt and pays its obligations and dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. Pursuant to the Operating Agreement, the Bank may not pay a dividend or make a capital distribution to the Bank’s holding company without prior approval from the OCC or until September 2, 2013. The Written Agreement also restricts the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the Reserve Bank. At March 31, 2012, the Bank’s holding company held $65.7 million in cash, which is sufficient to service its debts for the foreseeable future.

Dividends on Common Stock

In the second quarter of 2009, the Board of Directors elected to suspend the payment of cash dividends on its common stock to preserve capital and liquidity. As a result of the Written Agreement, Reserve Bank approval will be required before the Company can resume paying cash dividends on its common stock. In addition, under the terms of the Merger Agreement, the Company may not pay cash dividends on its common stock without the prior approval of UNBC.

Trust Preferred Securities

The Company ended the deferral period on its outstanding Trust Preferred Securities on December 15, 2011. Pursuant to the Written Agreement between the Company and the Reserve Bank, the Company is also required to obtain approval from the Reserve Bank to service the Trust Preferred Securities for the interest payments due. Approval was obtained from the Reserve Bank to service the Trust Preferred Securities during the three months ended March 31, 2012.

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

The Company believes that maintaining a strong liquidity position, including in stressed conditions, is imperative for it to operate in a safe and sound manner. The Company’s policy is to hold enough cash on hand to meet its daily cash needs and to withstand estimated daily cash outflows under a severe stress scenario. In addition, the Company’s policy is to meet long term cash flow needs through its available funding capacity and liquid investment securities and to withstand future cash outflows under a severe stress scenario. The Company also maintains a conservative and diversified funding base to the extent possible, and holds high credit quality investment securities that can be quickly turned into cash. A key component of the Company’s liquidity risk management framework is the development of a sound and accurate process to identify and measure liquidity risk.

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

The Company measures liquidity risk through the use of projected cash flow models that identify potential future net funding shortfalls by estimating expected cash inflows and outflows arising from assets, liabilities, derivatives, operations, and off-balance sheet arrangements over a variety of time horizons, under normal conditions and a range of stress scenarios, including scenarios of severe stress. These models allow the Company to effectively manage the timing of incoming cash flows with outgoing cash flows, and to identify and remediate potential future net funding shortfalls below the Board of Directors’ approved risk tolerances.

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

Current Liquidity Status

At March 31, 2012, the Bank had a total facility and unused borrowing capacity of $1.46 billion at the FHLB. The Bank had unused borrowing capacity with the Reserve Bank of $320.5 million at March 31, 2012.

Maturity of Liabilities

At March 31, 2012, the Bank had a total of $113.0 million of brokered CDs. The CDs have maturities from April 2012 through January 2014, with no more than $42.8 million maturing in any one month and no more than $44.7 million maturing in any one quarter. The retail CDs of $1.36 billion at March 31, 2012 have maturities through 2019. The Bank expects that most maturing retail CDs will roll over into new certificates.

A summary of retail CDs by maturity is as follows:

March 31, 2012
(dollars in thousands)

90 days or less	$217,635
91 - 180 days	173,858
181 - 270 days	282,010
271 - 365 days	181,730
One to three years	247,288
Three to five years	258,538
Over five years	743

Total	$1,361,802

Liquidity Ratio

A prevailing liquidity ratio used in the banking industry is the net non-core funding dependence ratio as defined by regulatory practice. This ratio measures the proportion of long term assets such as loans and securities with remaining maturities of over one year that are funded by non-core funding sources and short term non-core funding sources. The Company’s net non-core funding dependency ratio was 8.68% at March 31, 2012.

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

The Company measures its market risk exposure by performing +/- 200 basis point EVE shock simulations and measures the increase or decrease to the Company’s EVE position. The Company’s Board of Directors has set a 15% limit for the change in equity in such simulation. The Company measures interest rate risk by performing +/- 200 basis point NII shock simulation and measures the increase or decrease in NII against the projected NII assuming the forward curve over the next twelve months. The Board of Directors has set a 10% limit for the change in NII in such simulation. At March 31, 2012, and December 31, 2011, the Company met the Board of Directors approved limits for both EVE and NII.

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

The Company manages its interest rate exposure by monitoring potential asset and liability mismatches and when necessary, reduces them. This may include changing the mix of repricing features as financial instruments come due, product pricing and buying or selling financial instruments with offsetting features.

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

EVE Summary

The results of modeled EVE interest rate shock for March 31, 2012, and December 31, 2011, are as follows:

EVE Shock Summary Report—March 31, 2012

($ in millions)

	DN 200	Base	UP 200
Total assets:	$ 6,098	$ 5,839	$ 5,489
Total liabilities:	5,471	5,148	4,741
Net asset value:	**$ 627**	**$ 691**	**$ 748**
	-9.2%		**8.2%**
Policy limit for change in rate:	-15.0%		-15.0%
Within limit:	Yes		Yes

EVE Shock
8.2%
0.0%
-9.2%
15.0%
10.0%
5.0%
0.0%
-5.0%
-10.0%
-15.0%
-20.0%
DN 200
Base
UP 200
3/31/12
Policy limit for change in rate:

EVE Shock Summary Report—December 31, 2011

($ in millions)

	DN 200	Base	UP 200
Total assets:	$ 6,131	$ 5,887	$ 5,547
Total liabilities:	5,524	5,180	4,734
Net asset value:	**$ 607**	**$ 707**	**$ 813**
	-14.2%		**15.0%**
Policy limit for change in rate:	-15.0%		-15.0%
Within limit:	Yes		Yes

EVE Shock
15.0%
-14.2%
20%
15%
10%
5%
0%
-5%
-10%
-15%
-20%
DN 200
Base
UP 200
12/31/11
Policy limit for change in rate:

At March 31, 2012, and December 31, 2011, the Company’s modeled EVE was $691 million and $707 million, respectively. Assuming an instantaneous 200 basis points increase in interest rates, the Company’s projected EVE would increase by approximately $57 million or 8.2% from the $691 million base amount at March 31, 2012, and increase $106 million or 15.0% from the $707 million base amount at December 31, 2011. Assuming an instantaneous 200 basis point decrease in interest rates, the Company’s projected EVE would decrease by $64 million or 9.2% at March 31, 2012, and decrease by $100 million or 14.2% at December 31, 2011. These changes are within the Company’s policy limit of a 15% decline in EVE. Note, the current low rate environment prevents a true parallel shock analysis in a downward interest rate environment, which distorts EVE results.

NII Summary

The results of modeled NII interest rate shock for the forward twelve months beginning March 31, 2012, and December 31, 2011, are as follows:

NII Shock Summary Report—March 31, 2012

($ in millions)

	DN 200	Base	UP 200
Interest income	$ 251	$ 263	$ 292
Interest expense	27	34	52
Net interest income:	**$ 224**	**$ 229**	**$ 240**
	-2.3%		**4.9%**
Policy limit for change in rate:	-10.0%		-10.0%
Within limit:	Yes		Yes

NII Shock
15.0%
10.0%
5.0%
0.0%
-5.0%
-10.0%
-15.0%
4.9%
-2.3%
DN 200
Base
UP 200
3/31/12
Policy limit for change in rate:

NII Shock Summary Report—December 31, 2011

($ in millions)

	DN 200	Base	UP 200
Interest income	$ 232	$ 242	$ 274
Interest expense	28	35	52
Net interest income:	**$ 204**	**$ 207**	**$ 222**
	-1.4%		**7.0%**
Policy limit for change in rate:	-10.0%		-10.0%
Within limit:	Yes		Yes

NII Shock
15%
10%
5%
0%
-5%
-10%
-15%
7.0%
-1.4%
DN 200
Base
UP 200
12/31/11
Policy limit for change in rate:

At March 31, 2012, the Company’s modeled projection for net interest income over the next twelve months was $229 million. Assuming an instantaneous 200 basis point increase in interest rates, the Company’s projected NII would increase by approximately $11 million or 4.9% from the $229 million base amount. Assuming an instantaneous 200 basis point decrease in interest rates, including a rate floor at zero percent, the Company’s projected NII would decrease by $5 million or 2.3%. These changes are within the Company’s policy limit of a 10% decline in NII.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

GLOSSARY

Accretion: The recognition as interest income of the excess of the par value of a security over its cost at the time of purchase.

AOCI: Accumulated Other Comprehensive Income

AFS: Available for sale

AICPA: American Institute of Certified Public Accountants

ALLL: Allowance for loan and lease losses

All Other: Segment which includes the Company’s executive administration, risk management, information technology operations, marketing, human resources, corporate real estate, legal, treasury, and finance and accounting areas of the Company.

AMT: Alternative Minimum Tax

ASC: Accounting Standards Codification

ASU: Accounting Standards Update

ATM: Automated Teller Machine

Average balances: Daily averages, i.e., the average is computed using the balances for each day of the year, rather than computing the average of the first and last day of the year.

Bancorp: (Also “the Bank’s holding company”) Referring only to the holding company as distinct from the consolidated company which is referred to as “PCBC” or “the Company”.

The Bank: Refers to Santa Barbara Bank & Trust, N.A.

Basis Points: A percentage expressed by multiplying a percentage by 100. For example, 1.0% is 100 basis points.

Basis risk: The risk that financial instruments have interest rates that differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates.

BOLI: Bank Owned Life Insurance

CD: Certificate of Deposit

CDI: Core Deposit Intangible

CEO: Chief Executive Officer

CFP: Contingency Funding Plan

CMO: Collateralized Mortgage Obligation

Commercial: The Bank’s commercial and industrial lending products.

The Company: Refers to Pacific Capital Bancorp (“PCBC”)

Coupon rate: The stated rate of the loan or security.

CRA: Community Reinvestment Act

CRI: Customer Relationship Intangible

Credit risk: The risk that a debtor will not repay according to the terms of the debt contract.

Dodd-Frank: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

Economic Value of Equity (EVE): A cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows.

FDIC: Federal Deposit Insurance Corporation

FHLB: Federal Home Loan Bank

FHLMC: Federal Home Loan Mortgage Corporation

FNMA: Federal National Mortgage Association

Form 10-Q: Quarterly Report Form filed with the United States Securities and Exchange Commission

Form 10-K: Annual Report Form filed with the United States Securities and Exchange Commission

GAAP: Generally Accepted Accounting Principles in the United States.

GLOSSARY – CONTINUED

GNMA: Government National Mortgage Association

Interest rate risk: The risk of adverse impacts of changes in interest rates on financial instruments.

Investment Agreement: An agreement dated April 29, 2010 between the Company, the Bank, and SB Acquisition Company LLC.

Investment Transaction: The Company issued common and preferred stock to the Investor for the aggregate consideration paid to the Company by the investor of $500 million in cash.

Investor: SB Acquisition Company LLC, a wholly-owned subsidiary of Ford Financial Fund, L.P.

LIBOR: London Inter-Bank Offered Rate

LIHTCP: Low Income Housing Tax Credit Partnership

Management: The executive management team of the Company and its subsidiaries.

Market risk: The risk that the market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates.

MBS: Mortgage-Backed Securities

MCM: Morton Capital Management

MD&A: Management’s Discussion and Analysis

Merger Agreement: On March 12, 2012, the Company announced that it had entered into a Merger Agreement with UnionBanCal Corporation.

MMDA: Money Market Demand Accounts

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

NOW: Negotiable Order of Withdrawal

OCC: Office of the Comptroller of the Currency

OCI: Other Comprehensive Income

OREO: Other Real Estate Owned

OTC: Over the counter

OTTI: Other-than-temporary impairment

PCBC: Pacific Capital Bancorp

PCI: Purchased Credit Impaired loans

PCI Term Pools: An accounting policy to apply expected cash flows accounting guidance to all loans subject to the business combination, and push-down accounting requirements for loan portfolios acquired in a business combination.

PCI Revolving Pools: Pools of impaired revolving lines of credit purchased through the Investment Transaction.

The Report: Quarterly report on Form 10-Q

Registrant: PCBC or the Company

Repurchase Agreements: A form of lending or borrowing whereby the legal form of the transaction is the purchase or sale of securities with the later re-sale or re-purchase at a higher price than the original transaction. The excess of the re-sale or re-purchase price over the original price represents interest income or expense.

Reserve Bank: Federal Reserve Bank of San Francisco

RIA: Registered Investment Advisors

REWA: R.E. Wacker Associates

SB Acquisition: SB Acquisition Company LLC

SBA: Small Business Administration

SBB&T: Santa Barbara Bank & Trust

SEC: Securities and Exchange Commission

GLOSSARY – CONTINUED

TDR: Troubled debt restructured, restructured loans

Transaction Date: The close of business on August 31, 2010 when the purchase accounting adjustments were reflected in the Consolidated Financial Statements, following the investment transaction.

TT&L: Treasury tax and loan

UNBC: UnionBanCal Corporation

U.S. Treasury: United States Department of the Treasury

PART II.    OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The Company has been named in lawsuits filed by clients and others. These lawsuits are described in Note 11, “Commitments and Contingencies,” of the Consolidated Financial Statements of this Form 10-Q beginning on page 62. The Company does not expect that these suits will have any material impact to its financial condition or operating results.

The Company is involved in various other litigation of a routine nature that is being handled and defended in the ordinary course of the Company’s business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact to the Company’s financial condition or operating results.

ITEM 1A.        RISK FACTORS

There are a number of factors that may adversely affect the Company’s business, financial condition or results of operations. Refer to “Risk Factors” in the 2011 Form 10-K for discussion of these risks. Such risks have not materially changed since the filing of the 2011 Form 10-K.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.        DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit Number	Description
2.1

Agreement and Plan of Merger dated as of March 9, 2012, by and among UnionBankCal Corporation, Pebble Merger Sub Inc. and Pacific Capital Bancorp, incorporated herein by reference to Exhibit 2.2 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2011.

10.1

Termination of Consent Orders dated December 28, 2010, issued by the Comptroller of the Currency in the matter of Santa Barbara Bank & Trust, National Association, incorporated herein by reference to Exhibit 10.20.2 to the Annual Report on Form 10-K of Pacific Capital Bancorp for the fiscal year ended December 31, 2011.

10.2	Pacific Capital Bancorp 2012 Annual Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pacific Capital Bancorp filed March 19, 2012. x
31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification of Carl B. Webb.

	31.2	Certification of Mark K. Olson.
32.	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Carl B. Webb and Mark K. Olson.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

x Indicates management contract or compensatory plan or arrangement.

Shareholders may obtain a copy of any exhibit by writing to:

Carol Zepke, Corporate Secretary

Pacific Capital Bancorp

P.O. Box 60839

Santa Barbara, CA 93160

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Pacific Capital Bancorp

By /s/ Carl B. Webb	May 10, 2012
Carl B. Webb	Date
Chief Executive Officer (Principal Executive Officer)

By /s/ Mark K. Olson	May 10, 2012
Mark K. Olson	Date
Chief Financial Officer (Principal Financial Officer)