Form 10-Q
period 2012-06-30
PACIFIC CAPITAL BANCORP /CA/
filed 2012-08-09
CIK 357264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of common stock of the registrant outstanding as of July 31, 2012: 32,945,674

PART I - FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Pacific Capital Bancorp (the “Company” or “PCBC”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements, other than statements of historical fact, are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, acquisition and divestiture opportunities, plans and objectives of management for future operations, consummation of the transaction with UnionBanCal Corporation and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “will likely result,” “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements.

Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements. The Company cautions the reader of these statements therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

¡

Inability to continuously satisfy the requirements of the Operating Agreement dated September 2, 2010, by and between Santa Barbara Bank & Trust, N.A. (“the Bank”) and the Office of the Comptroller of the Currency (“OCC”);

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

Definition of Terms

Specific accounting and banking industry terms and acronyms used throughout this document are defined in the glossary on pages 100 through 102.

ITEM 1.	FINANCIAL STATEMENTS

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share amounts) (unaudited)	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$43,544	$49,324
Interest bearing demand deposits in other financial institutions	311,734	173,408

Cash and cash equivalents	355,278	222,732
Investment securities available for sale	1,363,573	1,503,425
Loans held for sale	12,128	3,072
Loans held for investment	3,705,423	3,660,961
Allowance for loan and lease losses	(6,549)	(5,528)

Net loans held for investment	3,698,874	3,655,433
Premises and equipment, net	83,434	75,749
FHLB stock and other investments	71,398	76,356
Goodwill and other intangible assets	85,693	89,255
Other assets	212,719	224,000

TOTAL ASSETS	$5,883,097	$5,850,022

LIABILITIES
Deposits
Noninterest bearing	$1,103,493	$1,175,532
Interest bearing	3,488,152	3,441,508

Total deposits	4,591,645	4,617,040
Securities sold under agreements to repurchase	314,274	315,919
Other borrowings	72,342	66,524
Other liabilities	89,796	88,569

TOTAL LIABILITIES	5,068,057	5,088,052
SHAREHOLDERS’ EQUITY
Common stock ($0.001 par value; 50,000 authorized; 32,917 and 32,905 shares issued and outstanding at June 30, 2012, and December 31, 2011, respectively)	33	33
Paid in capital	651,965	651,066
Retained earnings	137,007	96,266
Accumulated other comprehensive income	26,035	14,605

TOTAL SHAREHOLDERS’ EQUITY	815,040	761,970

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,883,097	$5,850,022

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(dollars and shares in thousands, except per share amounts) (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income
Loans	$61,931	$64,401	$120,101	$124,164
Investment securities	7,164	7,012	14,886	13,108
Other	745	526	1,236	1,163

TOTAL INTEREST INCOME	69,840	71,939	136,223	138,435
Interest expense
Deposits	5,328	6,390	10,746	13,496
Securities sold under agreements to repurchase	2,458	2,484	4,921	4,586
Other borrowings	838	2,902	1,672	5,878

TOTAL INTEREST EXPENSE	8,624	11,776	17,339	23,960

NET INTEREST INCOME	61,216	60,163	118,884	114,475
Provision for loan losses	317	1,799	1,152	3,466

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	60,899	58,364	117,732	111,009
Noninterest income
Service charges and fees	5,452	5,879	11,088	11,630
Trust and investment advisory fees	5,658	5,319	10,969	10,654
Gain/(loss) on securities, net	162	(212)	149	(216)
Other	4,330	1,545	7,331	3,313

TOTAL NONINTEREST INCOME	15,602	12,531	29,537	25,381
Noninterest expense
Salaries and employee benefits	24,785	23,046	49,595	45,993
Net occupancy expense	5,732	5,678	11,990	11,354
Other	21,742	21,463	43,810	41,103

TOTAL NONINTEREST EXPENSE	52,259	50,187	105,395	98,450

INCOME BEFORE INCOME TAX EXPENSE/(BENEFIT)	24,242	20,708	41,874	37,940
Income tax expense/(benefit)	139	(266)	1,133	206

NET INCOME	$24,103	$20,974	$40,741	$37,734

Earnings per share:
Basic	$0.73	$0.64	$1.24	$1.15
Diluted	$0.73	$0.64	$1.24	$1.15
Weighted average number of common shares outstanding:
Basic	32,912	32,903	32,908	32,903
Diluted	32,970	32,916	32,959	32,913

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2012	2011	2012	2011

NET INCOME	$24,103	$20,974	$40,741	$37,734
Unrealized gain on investment securities - AFS	3,102	23,506	11,579	23,785
Realized (gain)/loss on sale of investment securities - AFS included in net income	(162)	212	(149)	216

Total other comprehensive income	2,940	23,718	11,430	24,001

TOTAL COMPREHENSIVE INCOME	$27,043	$44,692	$52,171	$61,735

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock			Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Total Shareholders’ Equity
(dollars and shares in thousands) (unaudited)	Shares	Amount	Paid in Capital
Balance, December 31, 2010	32,901	$33	$650,010	$(33,104)	$25,744	$642,683
Net income	—	—	—	—	37,734	37,734
Unrealized gain on AFS securities	—	—	—	23,785	—	23,785
Net realized loss on sales and calls of AFS securities included in earnings	—	—	—	216	—	216
Restricted stock activity	3	—	42	—	—	42

Balance, June 30, 2011	32,904	$33	$650,052	$(9,103)	$63,478	$704,460

Balance, December 31, 2011	32,905	$33	$651,066	$14,605	$96,266	$761,970
Net income	—	—	—	—	40,741	40,741
Unrealized gain on AFS securities	—	—	—	11,579	—	11,579
Net realized gains on sales and calls of AFS securities included in earnings	—	—	—	(149)	—	(149)
Stock option compensation	—	—	177	—	—	177
Restricted stock activity	12	—	722	—	—	722

Balance, June 30, 2012	32,917	$33	$651,965	$26,035	$137,007	$815,040

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Six Months Ended June 30,
(unaudited)	2012	2011
OPERATING ACTIVITIES:
Net income	$40,741	$37,734
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Provision for loan losses	1,152	3,466
Reversal of reserve for off-balance sheet commitments	(1,749)	—
Depreciation, amortization and accretion	4,694	5,882
Operating lease impairment	1,184	—
Accretion of PCI Term Pools	(86,161)	(104,366)
Stock-based compensation	899	50
Net amortization of discounts and premiums for investment securities - AFS	1,798	3,188
Gains on sale of assets	(6,240)	(4,246)
Loans originated for sale, net of principal collections	(5,413)	18,336
Collection of taxes receivable	3,445	50,050
Changes in:
Other assets	1,302	(3,527)
Other liabilities	7,722	(3,540)

NET CASH (USED IN)/ PROVIDED BY OPERATING ACTIVITIES	(36,626)	3,027
INVESTING ACTIVITIES:
Proceeds from sales of loans held for investment	—	3,298
Loans originated for investment, net of principal collections	163,108	343,122
Purchase of loans held for investment	(146,001)	(205,420)
Proceeds from sale of investment securities - AFS	7,581	10,709
Principal pay downs, calls and maturities of investment securities - AFS	142,052	136,434
Purchase of investment securities - AFS	—	(249,562)
Proceeds from sale of low income housing tax credit partnerships, net	3,780	—
Purchase of premises and equipment, net	(12,990)	(9,186)
Purchase of Federal Reserve Bank stock	(46)	(576)
Proceeds from redemption of FHLB stock	4,998	5,241
Proceeds from sale of OREO, net	29,916	27,965

NET CASH PROVIDED BY INVESTING ACTIVITIES	192,398	62,025

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(dollars in thousands)	Six Months Ended June 30,
(unaudited)	2012	2011
FINANCING ACTIVITIES:
Decrease in deposits, net	(23,226)	(301,549)
Decrease in short term borrowings, net	—	(2,469)
Repayment of long term debt and other borrowings	—	(789)
Other, net	—	(8)

NET CASH USED IN FINANCING ACTIVITIES	(23,226)	(304,815)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	132,546	(239,763)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	222,732	495,864

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$355,278	$256,101

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$17,503	$23,109
Income taxes	3,025	4,281
Non-cash investing activity:
Net transfers from loans held for investment to loans held for sale	2,649	2,811
Transfers to OREO	23,225	30,224

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, also referred to as the “2011 Form 10-K.” The accompanying unaudited Consolidated Financial Statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and conform to practices within the financial services industry. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations, for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012. The Consolidated Financial Statements refer to “Management” within the disclosures. The Company’s definition of Management is the executive management team of the Company and its subsidiaries.

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

Consolidation of Subsidiaries and Variable Interest Entities

The Company has five wholly-owned subsidiaries: SBB&T and four unconsolidated subsidiaries used as business trusts in connection with issuance of trust preferred securities as described in Note 15, “Segments” of these Consolidated Financial Statements.

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

Recent Accounting Pronouncements

No new accounting pronouncements applicable to the Company were issued during the six months ended June 30, 2012.

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

Investment Securities

All investment securities are debt securities and are classified as available for sale (“AFS”). The appropriate classification is determined at the time of purchase. Securities classified as AFS are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported (net of income taxes, if applicable) as an element of accumulated other comprehensive income (“AOCI”). When AFS securities, specifically identified, are sold, the unrealized gain or loss is reclassified from AOCI to noninterest income.

When the estimated fair value of a security is lower than the book value, a security is considered to be temporarily impaired. On a quarterly basis, Management evaluates any securities in a loss position to determine whether the impairment is other-than-temporary. If there is intent to sell the security or if the Company will be required to sell the security or if the Company believes it will not recover the entire cost basis of the security, the security is other-than-temporarily impaired (“OTTI”) and impairment is recognized. The amount of impairment resulting from credit loss is recognized in earnings and impairment related to all other factors, such as general market conditions, is recognized in AOCI.

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

Loans originated or purchased since the Transaction Date are included in “Loans Held for Investment” within these Consolidated Financial Statements and are referred to within these Consolidated Financial Statements as “Loans originated or purchased since the Transaction Date.” At June 30, 2012 and December 31, 2011, a majority of the loans reported as Loans Held for Investment are in PCI Loan Pools. The accounting for PCI Loan Pools is significantly different from the accounting for loans originated or purchased since the Transaction Date. The accounting policies for the loans originated or purchased since the Transaction Date is covered within this section, while the accounting for PCI Loan Pools is described in the section below called “Accounting for PCI Loan Pools.”

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

The Company has exposure to losses from unfunded loan commitments and letters of credit. Since the funds have not been disbursed on these commitments, they are not reported as loans outstanding. Potential losses related to these commitments are not included in the Allowance for Loan and Lease Losses (“ALLL”) reported in Note 6, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements. Instead, they are accounted for as a separate loss contingency or reserve within other liabilities on the Company’s Consolidated Balance Sheets. This reserve is discussed within Note 1, “Summary of Significant Accounting Policies” in a section called “Reserve for Off-Balance Sheet Commitments.”

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

Credit risk grades are assigned to all loans for the overall monitoring of credit risk within the loan portfolio. For PCI Loan Pools, the individual loans within each pool are assigned a credit grade but, then are aggregated to review the total credit risk of each pool which are then monitored by Management for each loan pool and monitoring of expected cash flows. For loans originated or purchased since the Transaction Date, credit risk grades are monitored by Management on a loan by loan basis.

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

ALLL Model Methodology

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

As is indicated in the section above for PCI Loan Pools, the Company aggregated all of these loans into pools with similar risk characteristics that became the individual units of accounting. The estimates of expected cash flows are therefore calculated at the pool level. An unfavorable change in the estimate of expected cash flows due to credit may require the recognition of impairment by establishing an ALLL on a pool by pool basis. A favorable change in the estimate of expected cash flows would result in reversing any allowance previously established allowance due to an unfavorable change, but no negative allowance is recorded if the favorable change exceeds any previously recorded allowance. The excess expected cash flows are accreted into income over the remaining estimated terms of the loans in the pool. Additional information on the ALLL is provided in Note 6, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements.

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

A loan may be restructured when the Company determines that a borrower’s financial condition has deteriorated, but still has the ability to repay at least some portion of the loan. A loan is considered to be a TDR when the borrower is experiencing financial difficulty, and the original terms have been modified in favor of the borrower such that either principal or interest has been forgiven, contractual payments are deferred, or the interest rate is reduced (i.e. a concession in accordance with ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring). A loan may also be considered a TDR when the loan of a financially troubled borrower is renewed with the same terms as were offered when the borrower was not troubled, because it is normally expected that interest rates will be higher to cover the increased credit risk from a troubled borrower. Generally, when a loan is identified as a TDR, the loan is also disclosed as an impaired loan.

Additional information regarding loans classified nonaccrual, impaired, and TDR is disclosed in Note 6, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements.

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

Goodwill and Intangible Assets

Intangible assets are generally acquired through an acquisition with exception of mortgage serving rights. If the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so, the acquired intangible asset will be a separately recognized asset. Such intangible assets are subject to amortization over their useful lives unless they have an indefinite life. Among these identifiable intangible assets are core deposit intangibles (“CDI”), customer relationship intangibles (“CRI”), non-compete intangibles, and trade name intangibles. The Company amortizes CDI and CRI over their estimated useful lives.

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

All of the goodwill recognized in the Company’s Consolidated Financial Statements, as of June 30, 2012, is the result of the purchase accounting for the Investment Transaction. Additional information regarding goodwill and the computation of goodwill at June 30, 2012, is disclosed in Note 7, “Goodwill and Intangible Assets” of these Consolidated Financial Statements.

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

Other Real Estate Owned

Real estate acquired through foreclosure on a loan or by the surrender of real estate in lieu of foreclosure is referred to as other real estate owned (“OREO”). When real estate is foreclosed on, the collateral is transferred to OREO at estimated fair value less costs to sell with exception to PCI loans. PCI loans are transferred at carrying value except when the carrying value exceeds the fair value. If the outstanding balance of the loan or carrying balance for a PCI loan is greater than the fair value of the OREO at the time of foreclosure, the excess of the loan balance over the fair value is charged-off against the ALLL or PCI Loan Pool’s valuation adjustment before recording the asset as an OREO. OREO is maintained in the Company’s Consolidated Financial Statements at the lower of its carrying value or fair value of the OREO, less estimated costs to sell. OREO is recorded as other assets within the Consolidated Financial Statements.

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

Foreclosed Collateral

Foreclosed collateral is carried at book or fair value less estimated cost to sell. Fair value is determined by the lower of suggested market prices obtained from independent certified appraisers, the current listing price, or the net present value of expected cash flows of the asset received. When the fair value of the collateral is based on a current appraised value or the appraised value, the asset is classified as nonrecurring Level 2. When a net present value technique using the cash flows of the asset received is used, the asset is classified as nonrecurring Level 3.

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

flows to obtain the fair value for servicing rights and therefore servicing rights are classified as nonrecurring Level 3. Significant changes in any of the assumption inputs within the valuation model such as prepayment speeds, internal rates of return, and estimated inflation rates could result in a significantly different fair value measurement. Generally, as interest rates decrease, prepayment speeds increase resulting in a lower fair value. Contrarily, as interest rates increase, prepayment speeds decrease resulting in a higher fair value.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2012, and December 31, 2011, are summarized in the following tables:

		Recurring Fair Value Measurements at Reporting

(dollars in thousands)	As of June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)

Assets:
Available for Sale:
U.S. Agency securities	$113,565	$—	$113,565	$—
Collateralized mortgage obligations	829,089	—	829,089	—
Mortgage-backed securities (1)	212,188	—	212,188	—
State and municipal securities	208,731	—	208,731	—

Total available for sale securities	1,363,573	—	1,363,573	—
Fair value swap asset	7,907	—	7,907	—
Fair value of derivative loan contracts	147	—	147	—

Total assets at fair value	$1,371,627	$—	$1,371,627	$—

Liabilities:
Fair value swap liability	$7,948	$—	$7,948	$—
Fair value of derivative loan contracts	26	—	26	—

Total liabilities at fair value	$7,974	$—	$7,974	$—

(1)	The mortgage-backed securities (“MBS”) included in the tables above are residential MBS.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 2.	FAIR VALUE OF FINANCIAL INSTRUMENTS – CONTINUED

		Recurring Fair Value Measurements at Reporting

(dollars in thousands)	As of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)

Assets:
Available for Sale:
U.S. Agency securities	$114,906	$—	$114,906	$—
Collateralized mortgage obligations	938,964	—	938,964	—
Mortgage-backed securities (1)	237,044	—	237,044	—
State and municipal securities	212,511	—	212,511	—

Total available for sale securities	1,503,425	—	1,503,425	—
Fair value swap asset	9,200	—	9,200	—
Fair value of derivative loan contracts	8	—	8	—

Total assets at fair value	$1,512,633	$—	$1,512,633	$—

Liabilities:
Fair value swap liability	$9,242	$—	$9,242	$—
Fair value of derivative loan contracts	2	—	2	—

Total liabilities at fair value	$9,244	$—	$9,244	$—

(1)	The MBS included in the tables above are residential MBS.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 2.	FAIR VALUE OF FINANCIAL INSTRUMENTS – CONTINUED

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required to periodically measure certain financial assets at fair value on a nonrecurring basis. The financial assets identified in the table below are fair value measurements that resulted from the application of lower of cost or fair value accounting and were written-down to the fair value during the six months ended June 30, 2012, and June 30, 2011. The amounts disclosed in the table below represent the fair value as of the date of the most recent fair value adjustment as well as the losses for the periods. A summary of the assets measured at fair value on a nonrecurring basis are summarized in the tables below:

	Nonrecurring Fair Value Measurements at Reporting

(dollars in thousands)	As of June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)	Losses for the Six Months Ended June 30, 2012

Foreclosed collateral	$15,025	$—	$15,025	$—	$2,191	(1)
Servicing rights	611	—	—	611	84	(2)

Total assets at fair value	$15,636	$—	$15,025	$611	$2,275

	Nonrecurring Fair Value Measurements at Reporting

(dollars in thousands)	As of June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)	Losses for the Six Months Ended June 30, 2011

Foreclosed collateral	$24,129	$—	$24,129	$—	$3,566	(1)
Servicing rights	75	—	—	75	5	(2)

Total assets at fair value	$24,204	$—	$24,129	$75	$3,571

(1)	Losses were recognized due to the decline in real estate values.
(2)	Losses were recognized due to the decline in interest rates, which may result in higher than previously estimated prepayments.

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

	June 30, 2012		December 31, 2011
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$43,544	$43,544	$49,324	$49,324
Interest bearing demand deposits in other financial institutions	311,734	311,734	173,408	173,408
Loans held for investment, net	3,698,874	3,741,383	3,655,433	3,704,493
FHLB stock and other investments	71,398	71,398	76,356	76,356

Liabilities:
Deposits (excluding CDs)	3,151,927	3,151,927	3,058,078	3,058,078
CDs	1,439,718	1,457,862	1,558,962	1,578,189
Other borrowings	72,342	78,206	66,524	70,735
Securities sold under agreements to repurchase	314,274	320,891	315,919	318,370

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

Loans Held for Investment, net

The carrying value of the loans held for investment at June 30, 2012, and December 31, 2011, was significantly impacted by the write down to fair value at the Transaction Date due to the application of purchase accounting related to the Investment Transaction. At the Transaction Date, the loans purchased were at fair value based on the contractual cash flows expected to be collected. The fair value presented above is calculated based on the present value of expected principal and interest cash flows. The carrying value of the loans is net of the ALLL which represents Management’s evaluation of expected credit losses inherent in those loan portfolios. These methods are based on the entrance price concept versus the exit price concept described in ASC 820, Fair Value Measurements.

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

Deposits (excluding Certificates of Deposit)

The fair value of demand deposits, money market accounts, and savings accounts is the amount payable on demand at June 30, 2012, and December 31, 2011. The Company classifies these deposits in Level 1 of the fair value hierarchy.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3.	INVESTMENT SECURITIES

A summary of investment securities held by the Company at June 30, 2012, and December 31, 2011, is as follows:

	June 30, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Agency securities (1)	$113,118	$447	$—	$113,565
Mortgage-backed securities (2)	206,158	6,071	(41)	212,188
Collateralized mortgage obligations (3)	819,861	9,841	(613)	829,089
State and municipal securities	198,401	10,946	(616)	208,731

Total securities	$1,337,538	$27,305	$(1,270)	$1,363,573

	December 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Agency securities (1)	$114,278	$628	$—	$114,906
Mortgage-backed securities (2)	232,737	4,378	(71)	237,044
Collateralized mortgage obligations (3)	931,875	9,471	(2,382)	938,964
State and municipal securities	209,930	4,583	(2,002)	212,511

Total securities	$1,488,820	$19,060	$(4,455)	$1,503,425

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

Available for Sale Securities

At June 30, 2012, and December 31, 2011, the Company held $1.36 billion and $1.50 billion, respectively, of securities in its AFS portfolio. Unrealized gains or losses relating to AFS securities are accounted for by adjusting the carrying amount of the securities. An offsetting entry after the adjustment for taxes at the Company’s corporate effective tax rate, when applicable, is recognized in AOCI.

Fair values are obtained from independent sources based on current market prices for the specific security held by the Company or for a security with similar characteristics. If a security is in an unrealized loss position, Management is required to determine whether or not the security is temporarily or permanently impaired.

The following tables show all AFS securities that are in an unrealized loss position, and temporarily impaired, as of June 30, 2012, and December 31, 2011:

	June 30, 2012
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Municipal bonds	$5,243	$(31)	$15,300	$(585)	$20,543	$(616)
Mortgage-backed securities	1,679	(34)	416	(7)	2,095	(41)
Collateralized mortgage obligations	97,654	(332)	1,395	(281)	99,049	(613)

Total	$104,576	$(397)	$17,111	$(873)	$121,687	$(1,270)

	December 31, 2011
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Municipal bonds	$6,359	$(21)	$45,230	$(1,981)	$51,589	$(2,002)
Mortgage-backed securities	2,784	(36)	2,910	(35)	5,694	(71)
Collateralized mortgage obligations	184,141	(1,978)	1,450	(404)	185,591	(2,382)

Total	$193,284	$(2,035)	$49,590	$(2,420)	$242,874	$(4,455)

As of June 30, 2012, and December 31, 2011, 64 and 142 AFS securities were in a loss position, respectively. The $1.3 million and $4.5 million of unrealized losses for the AFS portfolio as of June 30, 2012, and December 31, 2011, respectively, are primarily a result of changes in market interest rates. The fair value is based on current market prices obtained from independent sources for each security held. At June 30, 2012, the issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the most recent credit ratings on all securities have an investment grade rating. At June 30, 2012, the Company holds no securities with a credit rating below investment grade. At June 30, 2012, Management does not intend to sell any of the securities in a loss position nor are there any conditions present at June 30, 2012, that would require Management to sell them. As such, Management does not believe that there are any securities that are OTTI as of June 30, 2012.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3.	INVESTMENT SECURITIES – CONTINUED

Contractual Maturities for Securities Portfolio

The amortized cost and estimated fair value of debt securities at June 30, 2012, and December 31, 2011, by weighted average contractual maturity, are shown in the table below:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale securities:
In one year or less	$88,544	$88,745	$83,611	$83,892
After one year through five years	1,000,323	1,013,795	1,063,218	1,072,379
After five years through ten years	96,518	99,785	190,895	194,750
After ten years	152,153	161,248	151,096	152,404

Total securities	$1,337,538	$1,363,573	$1,488,820	$1,503,425

Expected maturities will differ from contractual maturities because borrowers or issuers have the right to call or prepay investment securities. Changes in interest rates may also impact borrowers or issuers of investment securities and cause them to prepay investment securities earlier than the contractual term.

Interest Income

The following table summarizes interest income from investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Interest income for AFS securities:
Taxable:
U.S. Agency securities	$247	$403	$494	$818
Asset-backed securities	—	12	—	73
CMO’s and MBS	5,013	4,433	10,334	7,893
Nontaxable:
State and municipal securities	1,904	2,164	4,058	4,324

Total interest income for AFS securities	$7,164	$7,012	$14,886	$13,108

Pledged Securities

Securities with a carrying value of approximately $716.6 million and $688.3 million at June 30, 2012, and December 31, 2011, respectively, were pledged to secure public funds, trust deposits, repurchase agreements and other borrowings as required or permitted by law.

Investment in FHLB and Reserve Bank Stock

The Company’s investment in stock of the FHLB was $49.2 million and $54.3 million at June 30, 2012, and December 31, 2011, respectively. As with other investment securities, the investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. Based on

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3.	INVESTMENT SECURITIES – CONTINUED

the current capital adequacy, liquidity position and recent credit ratings of the FHLB of San Francisco, Management believes there is no impairment in the Company’s investment at June 30, 2012, and that the cost of the investment approximates fair value. The Company’s investment in stock of the Reserve Bank was $18.8 million at June 30, 2012, and December 31, 2011. The investments of FHLB and Reserve Bank stock are included in FHLB stock and other investments on the Company’s Consolidated Balance Sheets.

NOTE 4.	LOANS

Loans Held for Sale

As of June 30, 2012, and December 31, 2011, the Company had loans held for sale with a carrying value of $12.1 million, and $3.1 million, respectively, representing residential 1 to 4 family unit loans.

Loans Held for Investment

The composition of the Company’s loans held for investment portfolio at carrying value is as follows:

(dollars in thousands)	June 30, 2012	December 31, 2011
Real estate:
Residential - 1 to 4 family	$1,152,182	$1,040,126
Multifamily	487,037	344,643
Commercial	1,535,377	1,588,852
Construction	67,997	185,400
Revolving - 1 to 4 family	234,305	249,857
Commercial loans	171,541	189,226
Consumer loans	44,461	49,977
Other loans	12,523	12,880

Total loans held for investment	$3,705,423	$3,660,961

The table above includes PCI Term Pools and PCI Revolving Pools, which were recorded at fair value at the Transaction Date. The loan balances above are net of deferred loan origination fees, commitment extension fees and origination costs. These unamortized net deferred costs totaled $2.4 million and $1.1 million at June 30, 2012, and December 31, 2011, respectively, and relate only to loans originated after the Transaction Date. Unamortized net deferred fees were eliminated in the purchase accounting at the Transaction Date.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.	LOANS – CONTINUED

A summary of the carrying balances of loans originated or purchased since the Transaction Date are as follows, and excludes loans held for sale:

(dollars in thousands)	June 30, 2012	December 31, 2011

Real estate:
Residential - 1 to 4 family	$479,271	$296,257
Multifamily	302,838	151,417
Commercial	140,900	114,307
Construction	4,445	1,793
Revolving - 1 to 4 family	5,397	3,890
Commercial loans	23,976	11,622
Consumer loans	5,927	6,404
Other loans	3,391	2,335

Total	$966,145	$588,025

Loan Purchases

The following table summarizes loans the Company purchased during the periods presented:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Real estate:
Residential - 1 to 4 family	$55,246	$25,968	$104,468	$25,968
Multifamily	—	—	44,268	97,791
Commercial	—	—	—	90,559
Net, purchase premium/(discount)	869	519	(2,735)	(8,898)

Total loans purchased	$56,115	$26,487	$146,001	$205,420

During the three and six months ended June 30, 2012, the Company purchased $56.1 million and $146.0 million of loans, respectively. Loans purchased during the three months ended June 30, 2012, were residential real estate 1 to 4 family loans. Loan purchases for the six months ended June 30, 2012, were residential real estate 1 to 4 family and multifamily loans.

During the three and six months ended June 30, 2011, the Company purchased loans of $26.5 million, and $205.4 million, respectively. Residential real estate 1 to 4 family loans were purchased and the multifamily and commercial real estate loans were purchased.

All loans purchased during the three and six months ended June 30, 2012, and 2011, were performing loans at the time of purchase, and are not considered credit impaired. The determination to not classify loans purchased at a discount as purchased credit impaired was based on due diligence performed prior to their purchase. When reviewing and selecting loans for purchase, the Company required that the loans have no delinquencies during the previous 36 months, i.e., all contractual payments had been made on time. In addition,

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.	LOANS – CONTINUED

a majority of the loans purchased were seasoned loans which were originated prior to 2005. All these loans were assigned an internal credit risk grade of “Pass” at the date of purchase.

Loan Sales and Transactions

A summary of the loan sale activities by loan portfolio, excluding SBA loans, is below:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Loans sold:
Residential real estate loans	$32,335	$12,161	$55,025	$41,793
Commercial real estate and construction loans	—	—	—	2,500

Total loans sold, net carrying value	$32,335	$12,161	$55,025	$44,293

Net gain on loans sold:
Net gain on residential real estate loans	$572	$175	$994	$605

Total net gain on loans sold	$572	$175	$994	$605

Loans sold with servicing released:
Residential real estate loans	$3,142	$4,165	$4,043	$26,491
Commercial real estate and construction loans	—	—	—	2,500

Total loans sold with servicing released, net carrying value	$3,142	$4,165	$4,043	$28,991

Loans sold with servicing retained:
Residential real estate loans	$29,193	$7,996	$50,982	$15,302

Total loans sold with servicing retained, net carrying value	$29,193	$7,996	$50,982	$15,302

Servicing rights recorded on loans sold:	$256	$87	$472	$167

Pledged Loans

At June 30, 2012, and December 31, 2011, loans secured by residential and commercial real estate with principal balances totaling $56.4 million, and $45.9 million, respectively, were pledged to the FHLB as collateral for borrowings. The amounts pledged do not represent the amount of outstanding borrowings that are required to be supported by collateral. The Company maintains an excess of collateral at these institutions so that it may borrow without having to first transfer collateral to them.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.	LOANS – CONTINUED

Unfunded Loan Commitments and Letters of Credit

As of June 30, 2012, and December 31, 2011, the contractual commitments for unfunded commitments and letters of credit are as follows:

	June 30, 2012
(dollars in thousands)	Total	Less than one year	One to three years	Three to five years	More than five years

Unfunded commitments	$463,240	$190,746	$54,408	$42,545	$175,541
Standby letters of credit and financial guarantees	76,025	23,735	11,483	35,352	5,455

Total	$539,265	$214,481	$65,891	$77,897	$180,996

	December 31, 2011
(dollars in thousands)	Total	Less than one year	One to three years	Three to five years	More than five years

Unfunded commitments	$488,611	$145,827	$60,156	$81,248	$201,380
Standby letters of credit and financial guarantees	69,426	40,553	13,417	3,119	12,337

Total	$558,037	$186,380	$73,573	$84,367	$213,717

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a client to a third party in borrowing arrangements. At June 30, 2012, the maximum undiscounted future payments that the Company could be required to make were $539.3 million. Approximately 39.8% of these arrangements mature within one year. The Company generally has recourse to recover from the client any amounts paid under these guarantees. Most of the guarantees are fully collateralized by the same types of assets used as loan collateral, however several are unsecured.

The Company anticipates that a majority of the above commitments will not be fully drawn on by clients. Consumers do not tend to borrow the maximum amounts available under their home equity lines and businesses typically arrange for credit lines in excess of their expected needs to handle contingencies. A majority of the lines of credit are adjustable rate commitments that are tied to an interest rate index. If a rate is fixed on a line of credit, the commitments are not usually for more than three months.

The reserve for the unfunded loan commitments and letters of credit was $14.4 million and $16.2 million at June 30, 2012, and December 31, 2011, respectively. The reserve for unfunded loan commitments declined during 2012, primarily due to the expiration of commitments. Refer to Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements for additional information regarding the accounting for unfunded commitments and letters of credit.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.	LOANS – CONTINUED

The table below summarizes the reserve for unfunded loan commitments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2012	2011	2012	2011

Beginning balance	$15,678	$19,047	$16,184	$19,032
Additions/(reductions), net	(1,243)	16	(1,749)	31

Balance	$14,435	$19,063	$14,435	$19,063

Related Parties

In the ordinary course of business, the Company has extended credit to directors and executive officers of the Company. These extensions of credit were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the company. These related party loans totaled $1.9 million at June 30, 2012, and December 31, 2011. At June 30, 2012, the maturities of the related party loans were approximately 26 years, and were made to senior officers of the Company. Such loans are subject to ratification by the Board of Directors, exclusive of the borrowing director or officer. Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to non-related party borrowers of similar credit worthiness.

NOTE 5.	PURCHASED CREDIT IMPAIRED POOLS

As discussed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements, the Company has classified all of the loans acquired on the Transaction Date as PCI loans, and grouped those loans into pools, with each pool containing loans that possess similar risk characteristics. PCI loans that are revolving lines of credit are referred to as PCI Revolving Pools, while the remainder of the loans purchased are referred to as PCI Term Pools.

The following table summarizes the balance of PCI Term Pools:

(dollars in thousands)	June 30, 2012	December 31, 2011
Real estate:
Residential - 1 to 4 family	$615,777	$679,282
Multifamily	182,845	191,850
Commercial	1,389,831	1,454,837
Construction	59,773	179,646
Revolving - 1 to 4 family	—	5,949
Commercial loans	44,892	56,806
Consumer loans	19,345	22,342
Other loans	5,846	5,838

Total PCI term pools - carrying balance	$2,318,309	$2,596,550

Total PCI term pools - unpaid principal balance	$2,544,133	$2,841,625

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 5.	PURCHASED CREDIT IMPAIRED POOLS - CONTINUED

The following table summarizes the balance of the PCI Revolving Pools:

(dollars in thousands)	June 30, 2012	December 31, 2011
Real estate:
Residential - 1 to 4 family	$57,134	$64,587
Multifamily	1,354	1,376
Commercial	4,646	19,708
Construction	3,779	3,961
Revolving - 1 to 4 family	228,908	240,018
Commercial loans	102,673	120,798
Consumer loans	19,189	21,231
Other loans	3,286	4,707

Total PCI revolving pools - carrying balance	$420,969	$476,386

Total PCI revolving pools - unpaid principal balance	$493,267	$557,023

The following table summarizes the accretable yield or income expected to be collected for PCI Term Pools purchased:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Balance at beginning of period	$577,500	$737,614	$577,105	$785,001
Accretion of income (1)	(42,749)	(52,749)	(86,161)	(104,366)
Reclassification from nonaccretable difference related to improvement in credit loss expectations (2)	25,447	1,806	60,118	6,036
Reclassification to nonaccretable difference related to changes in prepayment expectations and other factors (3)	(23,105)	—	(13,969)	—

Balance at end of period	$537,093	$686,671	$537,093	$686,671

(1)	Accretion of income represents the recognition of the discount rate used to present value the expected cash flows.

(2)	Relates to changes in credit loss expectations.

(3)	Relates primarily to changes in prepayment expectations, and also relates to changes in spot rates for variable rate loans.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables summarize the activity within the ALLL for the three and six months ended June 30, 2012, and 2011:

	Three Months Ended June 30, 2012
(dollars in thousands)	Beginning Balance at March 31, 2012	Charge-offs	Recoveries	Provision for loan and lease losses	Ending Balance at June 30, 2012
Real estate:
Residential - 1 to 4 family	$1,918	$—	$—	$1,264	$3,182
Multifamily	1,308	—	—	(402)	906
Commercial	839	—	—	(77)	762
Construction	51	—	—	15	66
Revolving - 1 to 4 family	105	—	—	(5)	100
Commercial loans	658	(1)	—	178	835
Consumer loans	176	—	—	(75)	101
Other loans	353	(49)	10	(244)	70
Purchased credit impaired loans	864	—	—	(337)	527

Total	$6,272	$(50)	$10	$317	$6,549

	Three Months Ended June 30, 2011
(dollars in thousands)	Beginning Balance at March 31, 2011	Charge-offs	Recoveries	Provision for loan and lease losses	Ending Balance at June 30, 2011
Real estate:
Residential - 1 to 4 family	$582	$—	$—	$816	$1,398
Multifamily	508	—	—	20	528
Commercial	492	—	—	45	537
Construction	—	—	—	7	7
Revolving - 1 to 4 family	53	—	—	19	72
Commercial loans	218	—	—	405	623
Consumer loans	147	—	—	103	250
Other loans	131	(66)	13	84	162
Purchased credit impaired loans	—	(300)	—	300	—

Total	$2,131	$(366)	$13	$1,799	$3,577

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

	Six Months Ended June 30, 2012
(dollars in thousands)	Beginning Balance at December 31, 2011	Charge-offs	Recoveries	Provision for loan and lease losses	Ending Balance at June 30, 2012
Real estate:
Residential - 1 to 4 family	$1,952	$—	$—	$1,230	$3,182
Multifamily	783	—	—	123	906
Commercial	722	—	—	40	762
Construction	20	—	—	46	66
Revolving - 1 to 4 family	71	—	—	29	100
Commercial loans	437	(1)	—	399	835
Consumer loans	327	(76)	22	(172)	101
Other loans	349	(100)	24	(203)	70
Purchased credit impaired loans	867	—	—	(340)	527

Total	$5,528	$(177)	$46	$1,152	$6,549

	Six Months Ended June 30, 2011
(dollars in thousands)	Beginning Balance at December 31, 2010	Charge-offs	Recoveries	Provision for loan and lease losses	Ending Balance at June 30, 2011
Real estate:
Residential - 1 to 4 family	$120	$—	$—	$1,278	$1,398
Multifamily	—	—	—	528	528
Commercial	—	—	—	537	537
Construction	—	—	—	7	7
Revolving - 1 to 4 family	28	—	—	44	72
Commercial loans	206	—	—	417	623
Consumer loans	69	(8)	—	189	250
Other loans	97	(130)	29	166	162
Purchased credit impaired loans	—	(300)	—	300	—

Total	$520	$(438)	$29	$3,466	$3,577

The ALLL at June 30, 2012, and December 31, 2011, relates to the Company’s estimate of credit losses inherent in loans originated or purchased since the Transaction Date, as well as estimates for losses in PCI Loan Pools to the extent that estimates for cash flows from those pools are below Management’s prior expectations. At June 30, 2012, and December 31, 2011, the majority of the ALLL relates to loans the Company originated or purchased since the Transaction Date. At June 30, 2012, and December 31, 2011, the portion of the ALLL that related to PCI Loan Pools was $527,000, and $867,000,

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

respectively, and is attributed to one PCI Term Pool. The decline in the ALLL for this PCI Loan Pool during 2012 relates to better than expected cash flows. At June 30, 2012, cash flows from all other PCI Loan Pools were within Management’s expectations, and no additional ALLL was required to be recognized during the six months ended June 30, 2012.

For the three and six months ended June 30, 2012, and 2011, charge-offs and recoveries related to overdrafts, and small consumer loans. Charge-offs of construction loans during the three and six months ended June 30, 2011, relate to a write down on one PCI Term Pool, for which Management had established an ALLL, and subsequently determined the balance to be uncollectable. Provision for loan and lease losses for the three and six months ended June 30, 2012, and 2011, relate primarily to an increase in the balance of originated or purchased loans during those periods with lower historical loss rates, and better performance than expected in the PCI Loan Pools.

Nonperforming Loans

Nonperforming loans include nonaccrual loans, loans past due 90 days which are accruing interest, and TDRs. The reporting for nonperforming loans was significantly impacted by the Investment Transaction as described in Note 1, “Summary of Significant Accounting Policies,” and Note 5, “Purchased Credit Impaired Pools” of these Consolidated Financial Statements, because all loans were recorded at their fair value at the Transaction Date, and the majority of the Company’s loans as of and since the Transaction Date are accounted for as PCI loans under ASC 310-30. At June 30, 2012, and December 31, 2011, all of the nonperforming loans reported in the table below are from the PCI Revolving Pools, or were originated or purchased since the Transaction Date.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

The table below summarizes loans classified as nonperforming:

(dollars in thousands)	June 30, 2012	December 31, 2011
Nonaccrual loans:
Real estate:
Residential - 1 to 4 family	$2,381	$2,896
Multifamily	123	—
Commercial	6,517	426
Construction	—	320
Revolving - 1 to 4 family	7,267	6,842
Commercial loans	4,373	5,275
Consumer loans	125	155
Other loans	334	481

Total nonaccrual loans (1)	21,120	16,395
Loans past due 90 days or more on accrual status:
Commercial loans	182	—

Total loans past due 90 days or more on accrual status	182	—
Troubled debt restructured loans:
Real estate:
Residential - 1 to 4 family	895	732
Revolving - 1 to 4 family	330	—
Commercial loans	399	305
Consumer loans	79	—

Total troubled debt restructured loans	1,703	1,037

Total nonperforming loans	$23,005	$17,432

(1)	Nonaccrual loans do not include TDRs that have been placed in on nonaccruing status.

The table below summarizes troubled debt restructurings:

(dollars in thousands)	June 30, 2012	December 31, 2011
Troubled debt restructurings:
Nonaccrual status	$1,290	$1,037
Accrual status	413	—

Total troubled debt restructured loans	$1,703	$1,037

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

Classified and Nonclassified Loans

The following table summarizes classified and nonclassified loans as defined in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements. The amounts are reported at the net carrying amounts at June 30, 2012, and December 31, 2011:

	June 30, 2012
(dollars in thousands)	Non-Classified	Classified	Total
Loans Originated or Purchased Since Transaction Date (1):
Real estate:
Residential - 1 to 4 family	$479,271	$—	$479,271
Multifamily	302,715	123	302,838
Commercial	134,756	6,144	140,900
Construction	4,445	—	4,445
Revolving - 1 to 4 family	5,397	—	5,397
Commercial loans	22,963	1,013	23,976
Consumer loans	5,927	—	5,927
Other loans	3,338	53	3,391

	958,812	7,333	966,145

PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	52,150	4,984	57,134
Multifamily	1,354	—	1,354
Commercial	3,721	925	4,646
Construction	3,779	—	3,779
Revolving - 1 to 4 family	218,339	10,569	228,908
Commercial loans	83,833	18,840	102,673
Consumer loans	18,650	539	19,189
Other loans	2,812	474	3,286

	384,638	36,331	420,969

PCI Term Pools:
Real estate:
Residential - 1 to 4 family	553,951	61,826	615,777
Multifamily	168,087	14,758	182,845
Commercial	1,143,055	246,776	1,389,831
Construction	32,666	27,107	59,773
Commercial loans	31,141	13,751	44,892
Consumer loans	18,945	400	19,345
Other loans	5,112	734	5,846

	1,952,957	365,352	2,318,309

Total loans held for investment	$3,296,407	$409,016	$3,705,423

(1)	Classified loans originated or purchased since the Transaction Date represent overdrafts, two multifamily loans, two commercial real estate loans, and four commercial loans.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

	December 31, 2011
(dollars in thousands)	Non-Classified	Classified	Total

Loans Originated or Purchased Since Transaction Date (1):
Real estate:
Residential - 1 to 4 family	$296,257	$—	$296,257
Multifamily	151,417	—	151,417
Commercial	114,307	—	114,307
Construction	1,793	—	1,793
Revolving - 1 to 4 family	3,890	—	3,890
Commercial loans	11,622	—	11,622
Consumer loans	6,404	—	6,404
Other loans	2,222	113	2,335

	587,912	113	588,025

PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	59,505	5,082	64,587
Multifamily	1,376	—	1,376
Commercial	18,923	785	19,708
Construction	3,641	320	3,961
Revolving - 1 to 4 family	227,889	12,129	240,018
Commercial loans	107,268	13,530	120,798
Consumer loans	20,542	689	21,231
Other loans	4,054	653	4,707

	443,198	33,188	476,386

PCI Term Pools:
Real estate:
Residential - 1 to 4 family	595,104	84,178	679,282
Multifamily	180,971	10,879	191,850
Commercial	1,158,546	296,291	1,454,837
Construction	69,318	110,328	179,646
Revolving - 1 to 4 family	2,086	3,863	5,949
Commercial loans	34,937	21,869	56,806
Consumer loans	21,563	779	22,342
Other loans	4,662	1,176	5,838

	2,067,187	529,363	2,596,550

Total loans held for investment	$3,098,297	$562,664	$3,660,961

(1)	Classified loans represent overdrafts subsequent to the Investment Transaction.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

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

Aging of Past Due Loans

A majority of the loans held by the Company have been pooled into PCI Term Pools and none of the pools were considered past due at June 30, 2012, and December 31, 2011, when reporting on a pooled basis in accordance with ASC 310-30. The following tables provide the aging of past due loans on an individual loan basis at the net carrying amount at June 30, 2012, and December 31, 2011.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

	June 30, 2012
(dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due - Still Accruing	Nonaccrual (1)	Total

Loans Originated or Purchased Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$479,271	$—	$—	$—	$479,271
Multifamily	302,715	—	—	123	302,838
Commercial	134,243	513	—	6,144	140,900
Construction	4,445	—	—	—	4,445
Revolving - 1 to 4 family	5,397	—	—	—	5,397
Commercial loans	23,976	—	—	—	23,976
Consumer loans	5,927	—	—	—	5,927
Other loans	3,361	30	—	—	3,391

	959,335	543	—	6,267	966,145

PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	52,999	1,028	—	3,107	57,134
Multifamily	1,354	—	—	—	1,354
Commercial	4,273	—	—	373	4,646
Construction	3,779	—	—	—	3,779
Revolving - 1 to 4 family	219,736	1,575	—	7,597	228,908
Commercial loans	92,639	5,324	182	4,528	102,673
Consumer loans	18,872	113	—	204	19,189
Other loans	2,952	—	—	334	3,286

	396,604	8,040	182	16,143	420,969

PCI Term Pools:
Real estate:
Residential - 1 to 4 family	597,880	6,434	11,463	—	615,777
Multifamily	181,082	—	1,763	—	182,845
Commercial	1,355,952	8,666	25,213	—	1,389,831
Construction	45,631	2,183	11,959	—	59,773
Commercial loans	37,000	487	7,405	—	44,892
Consumer loans	19,171	174	—	—	19,345
Other loans	5,846	—	—	—	5,846

	2,242,562	17,944	57,803	—	2,318,309

Total loans held for investment	$3,598,501	$26,527	$57,985	$22,410	$3,705,423

(1)	At June 30, 2012, $16.2 million of nonaccruing loans were current, and $834,000 of nonaccruing loans were 30-89 days past due.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

	December 31, 2011
(dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due - Still Accruing	Nonaccrual (1)	Total

Loans Originated or Purchased Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$296,257	$—	$—	$—	$296,257
Multifamily	151,314	103	—	—	151,417
Commercial	114,306	1	—	—	114,307
Construction	1,793	—	—	—	1,793
Revolving - 1 to 4 family	3,890	—	—	—	3,890
Commercial loans	11,321	301	—	—	11,622
Consumer loans	6,335	69	—	—	6,404
Other loans	2,306	29	—	—	2,335

	587,522	503	—	—	588,025

PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	58,973	1,986	—	3,628	64,587
Multifamily	1,376	—	—	—	1,376
Commercial	19,206	76	—	426	19,708
Construction	3,641	—	—	320	3,961
Revolving - 1 to 4 family	231,777	1,399	—	6,842	240,018
Commercial loans	106,642	8,576	—	5,580	120,798
Consumer loans	20,941	135	—	155	21,231
Other loans	4,179	47	—	481	4,707

	446,735	12,219	—	17,432	476,386
PCI Term Pools:
Real estate:
Residential - 1 to 4 family	630,441	30,553	18,288	—	679,282
Multifamily	186,190	3,741	1,919	—	191,850
Commercial	1,407,344	22,593	24,900	—	1,454,837
Construction	111,171	1,917	66,558	—	179,646
Revolving - 1 to 4 family	2,304	—	3,645	—	5,949
Commercial loans	47,105	907	8,794	—	56,806
Consumer loans	22,088	227	27	—	22,342
Other loans	4,999	37	802	—	5,838

	2,411,642	59,975	124,933	—	2,596,550

Total loans held for investment	$3,445,899	$72,697	$124,933	$17,432	$3,660,961

(1)	At December 31, 2011 $10.2 million of nonaccruing loans were current, and $1.7 million of nonaccruing loans were 30-89 days past due.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

Impaired Loans

PCI Loan Pools are measured for impairment at the pool level, based on estimates for aggregate cash flows expected to be collected from each pool. At June 30, 2012, and December 31, 2011, all PCI Term Pools were considered performing. Impaired loans as of June 30, 2012, represent TDRs within the PCI Revolving Pools, as well as two nonaccruing commercial real estate loans, and two small multifamily loans in the newly originated or purchased loans portfolio. At December 31, 2011, all impaired loans represented TDRs within the PCI Revolving Pools.

The following tables disaggregate the ALLL and the recorded investment in loans by impairment methodology at June 30, 2012, and December 31, 2011:

	Allowance for Loan and Lease Losses June 30, 2012
(dollars in thousands)	Commercial	Consumer	Total

Individually evaluated for impairment (1)	$—	$—	$—
Collectively evaluated for impairment (2)	2,639	3,383	6,022
Acquired with deteriorated credit quality - Term (3)	—	527	527
Acquired with deteriorated credit quality - Revolving (4)	—	—	—

	$2,639	$3,910	$6,549

	Recorded Investment in Loans June 30, 2012
(dollars in thousands)	Commercial	Consumer	Total

Individually evaluated for impairment (1)	$6,267	$—	$6,267
Collectively evaluated for impairment (2)	469,283	490,595	959,878
Acquired with deteriorated credit quality - Term (3)	1,683,187	635,122	2,318,309
Acquired with deteriorated credit quality - Revolving (4)	115,738	305,231	420,969

	$2,274,475	$1,430,948	$3,705,423

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

(4)

Represents the related loan carrying value for revolving loan pools accounted for in accordance with ASC 310-20, Receivables, Nonrefundable Fees and Other Costs and pursuant to amendments by ASU 2010-20 regarding allowance for PCI Revolving Loan Pools. Included in this amount are $1.7 million of TDRs, of which $1.2 million was from the consumer loan portfolio, and $519,000 was from the commercial loan portfolio.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

	Allowance for Loan and Lease Losses December 31, 2011
(dollars in thousands)	Commercial	Consumer	Total

Individually evaluated for impairment (1)	$—	$—	$—
Collectively evaluated for impairment (2)	2,311	2,350	4,661
Acquired with deteriorated credit quality - Term (3)	148	719	867
Acquired with deteriorated credit quality - Revolving (4)	—	—	—

	$2,459	$3,069	$5,528

	Recorded Investment in Loans December 31, 2011
(dollars in thousands)	Commercial	Consumer	Total

Individually evaluated for impairment (1)	$—	$—	$—
Collectively evaluated for impairment (2)	279,139	308,886	588,025
Acquired with deteriorated credit quality - Term (3)	1,888,977	707,573	2,596,550
Acquired with deteriorated credit quality - Revolving (4)	150,550	325,836	476,386

	$2,318,666	$1,342,295	$3,660,961

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

The table below summarizes impaired loans:

(dollars in thousands)	June 30, 2012	December 31, 2011
Real estate:
Residential - 1 to 4 family	$895	$732
Multifamily	123	—
Commercial	6,144	305
Revolving - 1 to 4 family	330	—
Commercial loans	399	—
Consumer loans	79	—

Impaired loans - carrying balance	$7,970	$1,037

Impaired loans - unpaid principal balance	$8,381	$1,195

The table below summarizes the average recorded investment in impaired loans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Average investment in impaired loans for the period	$7,225	$293	$4,398	$138

Interest income recognized on impaired loans during the periods for which the average recorded investment in impaired loans is presented in the table above was insignificant, and not material.

Troubled Debt Restructurings

The following tables provide a summary of loans modified as TDRs during the three and six months ended June 30, 2012, and 2011:

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	PCI Revolving Loans		New and Purchased Loans		PCI Revolving Loans		New and Purchased Loans
(dollars in thousands)	Amount	Number	Amount	Number	Amount	Number	Amount	Number

Residential - 1 to 4 family	$192	1	$—	—	$—	—	$—	—
Revolving - 1 to 4 family	159	2	—	—	345	1	—	—

Total TDRs during the period	$351	3	$—	—	$345	1	$—	—

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	PCI Revolving Loans		New and Purchased Loans		PCI Revolving Loans		New and Purchased Loans
(dollars in thousands)	Amount	Number	Amount	Number	Amount	Number	Amount	Number

Residential - 1 to 4 family	$385	2	$—	—	$—	—	$—	—
Revolving - 1 to 4 family	198	3	—	—	345	1	—	—
Commercial loans	375	4	—	—	139	2	—	—

Total TDRs during the period	$958	9	$—	—	$484	3	$—	—

Loan modifications made during the three and six months ended June 30, 2012, and 2011, that are reported as TDRs are attributed to reductions in interest rates, extension of terms, and reductions in periodic contractual payments for a specified period of time. As discussed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements, the aggregation of loans into pools at the Transaction Date, along with the application of ASC 310-30, eliminated the requirement for loans within the PCI Term Pools to be evaluated on the underlying individual loan performance and classification as TDRs.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets reported on the Consolidated Balance Sheet for June 30, 2012, and December 31, 2011, is comprised of the following:

(dollars in thousands)	June 30, 2012	December 31, 2011
Goodwill	$26,550	$26,550
Core deposit intangible	28,329	31,040
Customer relationship intangible	15,887	16,724
Trade name intangible	12,471	12,471
Mortgage and other loan servicing rights	2,391	2,378
Other	65	92

Total	$85,693	$89,255

The table below presents the allocation of goodwill by segment:

(dollars in thousands)	June 30, 2012	December 31, 2011
Segment:
Commercial & Community Banking	$21,627	$21,627
Wealth Management	4,923	4,923

Total	$26,550	$26,550

The Company performs an annual goodwill impairment assessment at the third quarter end of each year. As of June 30, 2012, there was no evidence of any triggering events or developments which would require the goodwill to be reassessed for impairment.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS – CONTINUED

A summary of the activity for other intangible assets, by asset class, is as follows:

	Three Months Ended June 30, 2012
(dollars in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Trade Name Intangible	Mortgage Servicing Rights

Balance, March 31, 2012	$29,685	$16,306	$12,471	$2,366
Amortization	(1,356)	(419)	—	(186)
Additions	—	—	—	256
Valuation adjustment	—	—	—	(45)

Balance, June 30, 2012	$28,329	$15,887	$12,471	$2,391

	Three Months Ended June 30, 2011
(dollars in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Trade Name Intangible	Mortgage Servicing Rights

Balance, March 31, 2011	$35,736	$18,259	$12,642	$2,897
Amortization	(1,733)	(427)	(171)	(227)
Additions	—	—	—	87

Balance, June 30, 2011	$34,003	$17,832	$12,471	$2,757

	Six Months Ended June 30, 2012
(dollars in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Trade Name Intangible	Mortgage Servicing Rights

Balance, December 31, 2011	$31,040	$16,724	$12,471	$2,378
Amortization	(2,711)	(837)	—	(375)
Additions	—	—	—	472
Valuation adjustment	—	—	—	(84)

Balance, June 30, 2012	$28,329	$15,887	$12,471	$2,391

	Six Months Ended June 30, 2011
(dollars in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Trade Name Intangible	Mortgage Servicing Rights

Balance, December 31, 2010	$37,469	$18,684	$12,669	$3,065
Amortization	(3,466)	(852)	(198)	(480)
Additions	—	—	—	177
Valuation adjustment	—	—	—	(5)

Balance, June 30, 2011	$34,003	$17,832	$12,471	$2,757

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 8.	OTHER REAL ESTATE OWNED

A summary of the OREO by loan type is as follows:

(dollars in thousands)	June 30, 2012	December 31, 2011
OREO:
Real estate:
Residential - 1 to 4 family	$13,970	$12,941
Multifamily	—	1,440
Commercial	7,990	8,582
Construction	25,699	29,339

Total OREO	$47,659	$52,302

Below is a summary of the OREO valuation allowance activity for the three and six months ended June 30, 2012, and June 30, 201l:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Beginning balance	$2,192	$1,692	$2,874	$134
Additions	1,415	1,825	2,191	3,565
Sales	(1,661)	(1,030)	(3,119)	(1,212)

Ending balance	$1,946	$2,487	$1,946	$2,487

NOTE 9.	DEFERRED TAX ASSETS AND TAX PROVISION

Deferred Tax Assets

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for tax credit carryforwards, and for other tax attributes. Without regard to a deferred tax liability of $5.2 million for an indefinite lived intangible, the deferred tax asset net of valuation allowance was $2.2 million at June 30, 2012, and $1.5 million at December 31, 2011. In determining these amounts, the gross deferred tax assets were reduced by deferred tax liabilities with the exception of a deferred tax liability of $5.2 million that was recorded in connection with an indefinite lived trade name intangible. The deferred tax liabilities other than that associated with the indefinite lived trade name intangible are expected to reverse in a manner that produces future taxable income appropriate to support the recognition of a corresponding amount of deferred tax assets. Any amounts of deferred tax asset that are not able to be recognized on this basis have been reduced by a valuation allowance.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 9.	DEFERRED TAX ASSETS AND TAX PROVISION – (CONTINUED)

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

For the three year period ended June 30, 2012, the Company is in a cumulative pretax loss position. For purposes of maintaining a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company may not be able to realize some portion of the deferred tax assets in the future. In addition, as a result of the Investment Transaction on August 31, 2010, the Company incurred an ownership change under Section 382 of the Internal Revenue Code. The ownership change will limit the utilization, for tax purposes, of certain items of the net deferred tax asset including net operating losses, recognized built-in losses and credit carryforwards.

During the six months ended June 30, 2012, and during 2011, the Company released a portion of the state deferred tax valuation allowance due to an assessment of the realizability of the deferred tax asset based on existing California State tax law. In addition, an adjustment to the state deferred tax asset and valuation allowance was recorded, as the Company utilized a portion of its state net operating loss carryforwards to offset the current period’s estimated state taxable income.

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

For the three and six months ended June 30, 2012, an income tax provision of $139,000, and $1.1 million, was recognized. The tax provision for the three and six months ended June 30, 2012, is primarily attributable to a state alternative minimum tax (“AMT”) offset by a favorable settlement of $204,000 with the California Franchise Tax Board’s examination of the Company’s 2002-2006 claim for refund. Although the state AMT liability generated an AMT credit carryforward, the Company did not recognize a benefit for this AMT credit carryforward, since it has a valuation allowance offsetting its deferred tax assets.

At June 30, 2012, and December 31, 2011, Management concluded that there were no significant uncertain tax positions requiring recognition or disclosure in the Company’s Consolidated Financial Statements as required under ASC 740-10, Income Taxes regarding accounting for uncertainty in income taxes. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to financial results. In the event the Company has an assessment from a taxing authority, any resulting interest and penalties are recognized as a component of income tax expense.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 10.	OTHER BORROWINGS

The following table summarizes long term debt and other borrowings:

(dollars in thousands)	June 30, 2012	December 31, 2011
Other borrowings:
Subordinated notes payable (1)	$51,873	$51,664
Obligation under capital lease	20,469	14,860

Total other borrowings	$72,342	$66,524

(1)

Includes the Bancorp’s subordinated notes payable to unconsolidated trusts issuing trust preferred securities. Also referred to as trust preferred securities within these Consolidated Financial Statements.

The subordinated notes payable balances above are net of discounts of $17.6 million and $17.8 million as of June 30, 2012, and December 31, 2011, respectively.

Other Short Term Borrowings

Other short term borrowings consist of treasury tax & loan (“TT&L”) deposits collected from clients held by the Bank until the funds are requested by the Reserve Bank.

The following table summarizes additional information for other short term borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011 (1)	2012	2011 (1)
Weighted average interest rate at end of period	0.00%	0.00%	0.00%	0.00%
Weighted average interest rate for the period	0.00%	0.00%	0.00%	0.00%
Average outstanding balance	$—	$3,447	$—	$3,412
Total balance at end of period	$—	$3,153	$—	$3,153
Maximum outstanding at any month-end	$—	$3,239	$—	$3,330

(1)

Included in the balances are TT&L funds from clients on behalf of the U.S. Treasury. The funds received and held for TT&Ls do not incur interest expense, therefore no interest expense or rates are disclosed for these borrowings in the table above. The TT&L program was discontinued during 2011.

Federal Home Loan Bank Advances

As a member of FHLB the Company has established a credit line. The borrowing capacity is determined based on asset size among other factors. The Company is required to pledge assets to securitize its borrowings line. As of June 30, 2012, and December 31, 2011, there were no FHLB advances outstanding. As of June 30, 2012, the Company had a line of credit with the FHLB of $1.40 billion, with investment securities and loans pledged as collateral with an estimated market value of $1.76 billion for the line.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Contractual Lease Obligations

The following table shows the contractual lease obligations of the Company at June 30, 2012:

	June 30, 2012
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total	December 31, 2011
Non-cancelable leases	$12,448	$21,116	$14,059	$42,493	$90,116	$90,125
Capital leases	1,961	4,274	4,068	25,469	35,772	30,625

Total lease obligations (1)	$14,409	$25,390	$18,127	$67,962	$125,888	$120,750

(1)	Included in lease obligations is a lease which was assigned. At June 30, 2012, the assigned lease obligation was $38.1 million.

The Company leases most of its office locations and substantially all of these office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. At June 30, 2012, the minimum commitments under non-cancelable leases for the next five years and thereafter are shown in the table above. The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants. Sub-tenants leasing space from the Company under these operating and capital leases are contractually obligated to the Company for approximately $2.7 million at June 30, 2012. Approximately 68% of these payments are due to the Company over the next three years.

Contractual Commitments for Unfunded Loans and Letter of Credits

For a summary and more information on the contractual commitments for unfunded loan commitments and letters of credit as of June 30, 2012, refer to Note 4, “Loans” and Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements.

Legal Matters

The Company and the individual members of its Board of Directors have been named as defendants in a number of purported shareholder class action lawsuits arising out of the proposed merger between the Company and UnionBanCal Corporation, which merger was announced on March 12, 2012. Five lawsuits were filed in Superior Court in Santa Barbara County, California, and three lawsuits were filed in Delaware Chancery Court. The California and Delaware lawsuits have been consolidated in their respective jurisdictions (consolidated California case is captioned Monty v. Ford, et al., and consolidated Delaware case is captioned In re Pacific Capital Bancorp Shareholder Litigation). The consolidated lawsuits in both jurisdictions allege claims for breach of fiduciary duty by the individual directors, and claims against the Company and UnionBanCal Corporation for aiding and abetting that breach of fiduciary duty. The Company expects that this matter will be resolved without any material impact on the Company’s financial position, results of operations, or cash flow.

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

The following table presents the calculation of basic earnings per share and diluted earnings per share. The denominator of the diluted earnings per share ratio includes the effect of dilutive securities. The securities outstanding that are potentially dilutive are employee stock options, restricted stock and common stock warrants.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share amounts)	2012	2011	2012	2011
Net income	$24,103	$20,974	$40,741	$37,734

Basic weighted average shares outstanding	32,912	32,903	32,908	32,903
Dilutive effect of stock grants	50	8	44	5
Dilutive effect of common stock warrants	8	5	7	5

Diluted weighted average shares outstanding	32,970	32,916	32,959	32,913

Anti-dilutive common stock equivalents excluded from computation of diluted weighted average shares outstanding:
Stock options	7	9	28	9

Earnings per share:
Basic	$0.73	$0.64	$1.24	$1.15
Diluted (1)	$0.73	$0.64	$1.24	$1.15

(1)	Common stock equivalents are not included in the computation of the diluted weighted average shares outstanding when they are anti-dilutive.

NOTE 13.	NONINTEREST INCOME

The table below discloses the largest items included in other noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Other Income:
Net gain on sales of assets	$2,681	$482	$3,980	$1,251
Customer fee income	1,008	1,478	2,105	2,766
Net loss on LIHTCP	(410)	(1,284)	(721)	(2,359)
Other	1,051	869	1,967	1,655

Total	$4,330	$1,545	$7,331	$3,313

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 14.	NONINTEREST EXPENSE

The table below discloses the largest items included in other noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Other Expense:
Professional services	$4,006	$3,952	$8,088	$7,948
Increase in earnout liability for RIAs	3,663	—	5,823	—
Software expense	2,002	1,991	4,294	3,509
Other intangible expense	1,787	2,342	3,574	4,541
Furniture, fixtures and equipment, net	1,487	1,205	2,760	2,439
Merger and acquisition expense	1,445	—	2,445	—
Customer deposit service and support	1,398	1,720	3,547	3,470
Operating lease impairment	1,184	—	1,184	—
Supplies and postage	924	1,058	1,927	2,013
Loan servicing expense	863	1,323	1,910	1,971
Telephone and data	819	821	1,737	1,477
Regulatory assessments	812	4,312	2,980	8,799
OREO expense	641	403	1,729	1,215
Reserve for off-balance sheet commitments	(1,243)	12	(1,749)	31
Other	1,954	2,324	3,561	3,690

Total	$21,742	$21,463	$43,810	$41,103

NOTE 15.	SEGMENTS

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 15.	SEGMENTS – CONTINUED

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 15.	SEGMENTS – CONTINUED

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

	Three Months Ended June 30, 2012
	Operating Segments
(dollars in thousands)	Commercial & Community Banking	Wealth Management	All Other	Total
Interest income	$62,150	$—	$7,690	$69,840
Interest expense	5,145	—	3,479	8,624

Net interest income	57,005	—	4,211	61,216
Provision for loan losses	317	—	—	317
Noninterest income	9,406	5,684	512	15,602
Noninterest expense	40,176	8,500	3,583	52,259

Direct income/(loss) before tax	25,918	(2,816)	1,140	24,242
Indirect credit/(charge) for funds	9,226	(2)	(9,224)	—

Net income/(loss) before tax	$35,144	$(2,818)	$(8,084)	$24,242

Total assets	$4,096,948	$31,072	$1,755,077	$5,883,097

	Three Months Ended June 30, 2011
	Operating Segments
(dollars in thousands)	Commercial & Community Banking	Wealth Management	All Other	Total
Interest income	$64,399	$—	$7,540	$71,939
Interest expense	5,646	126	6,004	11,776

Net interest income	58,753	(126)	1,536	60,163
Provision for loan losses	1,799	—	—	1,799
Noninterest income	6,996	5,679	(144)	12,531
Noninterest expense	43,710	5,207	1,270	50,187

Direct income/(loss) before tax	20,240	346	122	20,708
Indirect credit/(charge) for funds	7,465	74	(7,539)	—

Net income/(loss) before tax	$27,705	$420	$(7,417)	$20,708

Total assets	$4,044,696	$39,680	$1,751,395	$5,835,771

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 15.	SEGMENTS – CONTINUED

	Six Months Ended June 30, 2012
	Operating Segments
(dollars in thousands)	Commercial & Community Banking	Wealth Management	All Other	Total
Interest income	$120,320	$—	$15,903	$136,223
Interest expense	10,273	—	7,066	17,339

Net interest income	110,047	—	8,837	118,884
Provision for loan losses	1,152	—	—	1,152
Noninterest income	17,651	11,019	867	29,537
Noninterest expense	85,225	15,805	4,365	105,395

Direct income/(loss) before tax	41,321	(4,786)	5,339	41,874
Indirect credit/(charge) for funds	18,131	(5)	(18,126)	—

Net income/(loss) before tax	$59,452	$(4,791)	$(12,787)	$41,874

Total assets	$4,096,948	$31,072	$1,755,077	$5,883,097

	Six Months Ended June 30, 2011
	Operating Segments
(dollars in thousands)	Commercial & Community Banking	Wealth Management	All Other	Total
Interest income	$124,165	$—	$14,270	$138,435
Interest expense	11,946	—	12,014	23,960

Net interest income	112,219	—	2,256	114,475
Provision for loan losses	3,466	—	—	3,466
Noninterest income	15,021	11,146	(786)	25,381
Noninterest expense	85,751	10,376	2,323	98,450

Direct income/(loss) before tax	38,023	770	(853)	37,940
Indirect credit/(charge) for funds	15,448	117	(15,565)	—

Net income/(loss) before tax	$53,471	$887	$(16,418)	$37,940

Total assets	$4,044,696	$39,680	$1,751,395	$5,835,771

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 16.	REGULATORY MATTERS

On September 2, 2010, the Bank entered into the Operating Agreement with the Office of the Comptroller of the Currency (“OCC”), pursuant to which, among other things, the Bank agreed to maintain total risk-based capital at least equal to 12% of risk-weighted assets and Tier 1 leverage at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years shall have elapsed since the effective date of the Operating Agreement. The Bank was in compliance with these minimum capital ratios at June 30, 2012, and December 31, 2011, with a Tier 1 leverage ratio of 12.1% and 11.2%, respectively, and a total risk-based capital ratio of 20.2% and 18.3%, respectively. The Bank was also subject to a Written Agreement dated May 11, 2010 with the Reserve Bank, up until the termination of the Written Agreement effective as of May 23, 2012.

Any material failure to comply with the provisions of the Operating Agreement could result in additional enforcement actions by the OCC. While the Bank intends to take such actions as may be necessary to comply with the requirements of the Operating Agreement, there can be no assurance that the Bank will be able to comply fully with the provisions of the Operating Agreement, that compliance with the Operating Agreement will not be more time consuming or more expensive than anticipated, or that efforts to comply with the Operating Agreement will not have adverse effects on the operations and financial condition of the Company or the Bank.

NOTE 17.	SUBSEQUENT EVENTS

Management has evaluated the effects of events that have occurred subsequent to period end June 30, 2012, and there have been no material events that would require recognition in the June 30, 2012, Consolidated Financial Statements.

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

FINANCIAL HIGHLIGHTS

Net income for the three and six months ended June 30, 2012, was $24.1 million, and $40.7 million, or $0.73, and $1.24, per diluted share, a $3.1 million and $3.0 million increase from net income from three and six months ended June 30, 2011, of $21.0 million, and $37.7 million, or $0.64, and $1.15, per diluted share. The financial highlights for the three and six months ended June 30, 2012, were as follows:

¡	The Written Agreement dated May 11, 2010, between Pacific Capital Bancorp and the Federal Reserve Bank of San Francisco was terminated effective as of May 23, 2012;

¡

Achieved a return on average assets of 1.66% and a return on average equity of 12.02% for the three months ended June 30, 2012, and achieved a return on average assets of 1.41% and a return on average equity of 10.30% for the six months ended June 30, 2012;

¡	Improved net interest margins to 4.55% for the second quarter of 2012, compared with 4.42% for the second quarter of 2011;

¡	Increased regulatory capital ratios to 13.3% and 22.1% for Tier 1 Leverage and Total Risk-Based Capital at June 30, 2012, respectively; and

¡

Progress continues to be made to consummate the acquisition of PCBC by UnionBanCal Corporation that was announced on March 12, 2012. The acquisition requires approval from banking regulators and is subject to other customary closing conditions, and is expected to be completed in the fourth quarter of 2012.

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

The following tables present a summary of interest income for the periods indicated:

	Three Months Ended June 30,
			Change
(dollars in thousands)	2012	2011	$	%
Interest income
Loans:
Commercial	$5,794	$7,074	$(1,280)	(18.09%)
Real estate - commercial	37,775	43,885	(6,110)	(13.92%)
Real estate - residential 1 to 4 family	16,947	12,088	4,859	40.20%
Consumer loans	1,415	1,354	61	4.51%

Total	61,931	64,401	(2,470)	(3.84%)
Investment securities - AFS:
U.S. Agency securities	247	403	(156)	(38.71%)
Asset-backed securities	—	12	(12)	(100.00%)
Collateralized mortgage obligations and mortgage-backed securities	5,013	4,433	580	13.08%
State and municipal securities	1,904	2,164	(260)	(12.01%)

Total	7,164	7,012	152	2.17%
Other	745	526	219	41.63%

Total interest income	$69,840	$71,939	$(2,099)	(2.92%)

For the three months ended June 30, 2012 and 2011

Interest income was $69.8 million, and $71.9 million for the three months ended June 30, 2012, and 2011, respectively. The decline in interest income is mostly attributed to the decline in average balance of the Company’s loan portfolio. The average balance of the loan portfolio for the three months ended June 30, 2012 was $3.72 billion compared to $3.75 billion for the same respective period a year ago, a decline of $30.6 million. The decline in average balance is primarily from the PCI Loan Pools which declined by approximately $639.7 million since June 30, 2011. In accordance with the decline in the balance of the PCI Loan Pools, PCI Term Pool’s accretion declined $10.0 million. The decline in PCI Loan Pools was offset by new originations and purchases of loans since the Transaction Date. As of June 30, 2012, loans originated or purchased since the Transaction Date increased approximately $655.3 million from that reported at June 30, 2011. Although the balance of originated or purchased loans increased to a greater degree than the decline in the balance of PCI Loan Pools, these loans were originated or purchased with yields lower than that recognized on PCI Loan Pools.

Although interest income from PCI Loan Pools declined due to attrition, the underlying credit performance of the pools continued to perform favorably. The discount rate on PCI Term Pools increased from approximately 5.92% for the three months ended June 30, 2011, to approximately 6.83% for the three months ended June 30, 2012, while the discount rate on all PCI Loan Pools, including PCI Revolving Pools, increased from approximately 5.87% for the three months ended June

30, 2011, to approximately 6.80% for the three months ended June 30, 2012. Accretion on PCI Loan Pools for the three months ended June 30, 2012, included $1.1 million of accretion on PCI Revolving Pools. The Company did not record accretion of the purchase discount on PCI Revolving Pools during the three months ended June 30, 2011. Accretion of a portion of the purchase discount during 2012, resulted from the improved credit performance associated with the underlying loans within these pools.

	Six Months Ended June 30,
			Change
(dollars in thousands)	2012	2011	$	%
Interest income
Loans:
Commercial	$11,116	$14,777	$(3,661)	(24.77%)
Real estate - commercial	73,275	77,624	(4,349)	(5.60%)
Real estate - residential 1 to 4 family	33,037	28,568	4,469	15.64%
Consumer loans	2,673	3,195	(522)	(16.34%)

Total	120,101	124,164	(4,063)	(3.27%)
Investment securities - AFS:
U.S. Agency securities	494	818	(324)	(39.61%)
Asset-backed securities	—	73	(73)	(100.00%)
Collateralized mortgage obligations and mortgage-backed securities	10,334	7,893	2,441	30.93%
State and municipal securities	4,058	4,324	(266)	(6.15%)

Total	14,886	13,108	1,778	13.56%
Other	1,236	1,163	73	6.28%

Total interest income	$136,223	$138,435	$(2,212)	(1.60%)

For the six months ended June 30, 2012 and 2011

Interest income was $136.2 million and $138.4 million for the six months ended June 30, 2012, and 2011, respectively. The decline in interest income resulted from lower interest earned on the Company’s loan portfolio, which was driven primarily by a decline in the loan portfolio’s average balance. This decline was offset by an increase in interest income earned on the Company’s investment securities portfolio, driven primarily by an increase in the securities portfolio average balance and slight increase in the portfolio’s average yield.

The decline in interest income on the loan portfolio was driven in large part by a decline in average loan portfolio balances of $32.1 million. The decline of higher yielding PCI Loan Pools resulted in a decline of $18.2 million of accretion recognized on PCI Term Pools when comparing the six months ended June 30, 2012 to the same period in 2011. This decline in interest income was tempered by an increase in loans originated or purchased since the Transaction Date, as mentioned in the section above. However, the new loan originations and purchases were made with yields lower than the yields recognized on PCI Loan Pools.

As mentioned in the previous section, the underlying credit performance of PCI Loan Pools performed favorably during the six months ended June 30, 2012, which resulted in an increase in the discount rate recognized on these pools. Additionally, and as a result of improved credit performance, the Company began to accrete a portion of the purchase discount on PCI Revolving Pools during 2012. For the six months ended June 30, 2012, accretion on PCI Loan Pools included $1.4 million of accretion on PCI Revolving Pools. The Company did not record accretion on PCI Revolving Pools during the six months ended June 30, 2011.

Interest income from investment securities was $14.9 million for the six months ended June 30, 2012, an increase of $1.8 million when comparing the same six month period in 2011. The increase in interest income is primarily attributable to the increase in average balance of $129.9 million. The increase in average balance is mostly from the purchases of collateralized mortgage obligations (“CMOs”) during the latter part of 2011.

INTEREST EXPENSE

The Company incurs interest expense from interest payments made to depositors and for other borrowings. Interest expense from deposits pertain to the Commercial & Community Banking operating segment, while interest expense from borrowings or debt almost all pertain to the Company’s treasury related activities and therefore are included in the All Other segment. Wealth Management incurs interest expense only for the capital lease on the building occupied by the Company’s trust department. For more information regarding leases, refer to the section titled “Leases” in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements for an explanation of the accounting for a capital lease.

The following tables present a summary of interest expense for the periods indicated:

	Three Months Ended June 30,
			Change
(dollars in thousands)	2012	2011	$	%
Interest expense
Deposits:
NOW accounts	$423	$397	$26	6.55%
Money market deposit accounts	374	443	(69)	(15.58%)
Savings deposits	524	462	62	13.42%
Time certificates of deposit	4,007	5,088	(1,081)	(21.25%)

Total	5,328	6,390	(1,062)	(16.62%)
Securities sold under agreements to repurchase	2,458	2,484	(26)	(1.05%)
Other borrowings:
Long term debt	599	2,567	(1,968)	(76.67%)
Other borrowings	239	335	(96)	(28.66%)

Total	838	2,902	(2,064)	(71.12%)

Total interest expense	$8,624	$11,776	$(3,152)	(26.77%)

	Six Months Ended June 30,
			Change
(dollars in thousands)	2012	2011	$	%
Interest expense
Deposits:
NOW accounts	$859	$804	$55	6.84%
Money market deposit accounts	734	819	(85)	(10.38%)
Savings deposits	966	893	73	8.17%
Time certificates of deposit	8,187	10,980	(2,793)	(25.44%)

Total	10,746	13,496	(2,750)	(20.38%)
Securities sold under agreements to repurchase	4,921	4,586	335	7.30%
Other borrowings:
Long term debt	1,212	5,395	(4,183)	(77.53%)
Other borrowings	460	483	(23)	(4.76%)

Total	1,672	5,878	(4,206)	(71.55%)

Total interest expense	$17,339	$23,960	$(6,621)	(27.63%)

For the three and six months ended June 30, 2012 and 2011

Interest expense was $8.6 million and $17.3 million for the three and six months ended June 30, 2012, respectively. This compares to $11.8 million and $24.0 million reported for the same periods ended in 2011, respectively. The decline in interest expense was primarily attributable to the maturity and redemption of subordinated debt and the maturity and repricing of higher rate CDs. Interest expense for other borrowings declined $2.1 million and $4.2 million when compared with the three and six month periods ended June 30, 2012 to June 30, 2011, respectively. This decrease in interest expense of other borrowings is attributed to the maturity and redemption of $53.0 million of subordinated debt during the third and fourth quarters of 2011.

The decline in interest expense on deposits for the three and six months ended June 30, 2012, is mostly attributed to a decline in the average balance and repricing of interest rates on time certificates of deposits. The average balance for time certificates of deposit declined by $415.2 million and $460.4 million during the three and six months ended June 30, 2012, respectively compared to the same periods in 2011. The decline in average balance was primarily driven by the maturity of higher rate customer and brokered CDs. In addition, there was lower amount of premium amortization on CDs in 2012 compared to 2011 also due to the maturities of CDs. The premium amortization is the result of fair value adjustments made as part of the Investment Transaction.

NET INTEREST MARGIN

An important measure of a financial institution’s earning capacity is its net interest margin. This measure is computed by dividing the difference between interest income and interest expense, or net interest income, by average earning assets. As a financial intermediary, a bank earns money by borrowing from depositors and debt-holders and lending some of those funds to clients and by purchasing investments. By combining the average yield earned on interest earning assets with the average interest cost to hold those assets, the net interest margin measures both the institution’s ability to earn its desired yield on its assets and its efficiency in obtaining the funding that supports those assets. The net interest margin differs from, and is lower than the net interest spread, which is the difference between the average yield earned on interest bearing assets and the average rate paid on interest bearing liabilities, because a portion of the Company’s interest earning assets are funded by noninterest bearing liabilities.

The net interest margin is improved by higher yields earned on interest earning assets, lower rates paid on interest bearing liabilities, funding a larger proportion of earning assets with noninterest-bearing liabilities, and by lowering the amount of nonearning assets that must be funded. Yields earned on assets and rates paid on liabilities tend to move in tandem with each other as the market interest rate environment changes, but it is generally harder to improve the net interest margin in a low interest rate environment because there is a point beyond which deposit rates cannot be reduced, and still retain clients, while yields on assets may continue to decline. Conversely, as market interest rates rise, deposit rates will generally not rise as fast or as much, and the net interest margin may thereby be improved.

Interest income and interest expense have been impacted by purchase accounting adjustments, resulting from the Investment Transaction. Specifically, the accretion of discounts, and amortization of premiums, that were recorded on the Company’s loans, investment securities, deposits, and borrowings, as well as other interest earning assets, is reflected in the amounts for interest income and expense disclosed in the tables below.

The net interest margin is usually adversely impacted by nonperforming loans, with the exception of PCI Term Pools, because the Company generally ceases the accrual of interest on nonperforming loans, while those balances continue to be included in the average balances for loans. Interest income recognized on PCI Term Pools is based on an expected cash flows model; therefore regardless of the performance classification of individual loans within these pools, the Company recognizes accretion based on expectations of future cash flows.

The following table sets forth average balances, interest income and interest expense for the three months ended June 30, 2012, and 2011:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(dollars in thousands)	Average Balance	Income / Expense (3)	Yield / Rate (3)	Average Balance	Income / Expense (3)	Yield / Rate (3)
Assets
Interest bearing demand deposits in other financial institutions	$212,850	$335	0.63%	$264,524	$147	0.22%
Securities:
Investment securities available for sale:
Taxable	1,193,780	5,260	1.77%	1,159,595	4,848	1.68%
Non taxable	210,527	1,904	3.62%	203,426	2,164	4.26%

Total securities	1,404,307	7,164	2.05%	1,363,021	7,012	2.07%
Loans: (1)
Commercial loans	184,596	5,794	12.62%	254,555	7,074	11.15%
Real estate - commercial (2)	2,115,473	37,775	7.14%	2,275,139	43,885	7.72%
Real estate - residential 1 to 4 family	1,367,912	16,947	4.96%	1,158,924	12,088	4.17%
Consumer loans	48,603	1,415	11.71%	58,591	1,354	9.27%

Total loans, gross	3,716,584	61,931	6.67%	3,747,209	64,401	6.88%
Other interest earning assets	72,514	410	2.27%	82,918	379	1.83%

Total interest earning assets	5,406,255	69,840	5.17%	5,457,672	71,939	5.28%
Noninterest earning assets	417,307			435,783

Total assets	$5,823,562			$5,893,455

Liabilities and shareholders’ equity
Interest bearing deposits:
Savings and interest bearing transaction accounts	$2,006,799	1,321	0.26%	$1,748,268	1,302	0.30%
Time certificates of deposit	1,450,073	4,007	1.11%	1,865,294	5,088	1.09%

Total interest bearing deposits	3,456,872	5,328	0.62%	3,613,562	6,390	0.71%
Borrowed funds:
Securities sold under agreements to repurchase	314,816	2,458	3.14%	320,849	2,484	3.11%
Other borrowings	71,994	838	4.68%	120,961	2,902	9.62%

Total borrowed funds	386,810	3,296	3.43%	441,810	5,386	4.89%

Total interest bearing liabilities	3,843,682	8,624	0.90%	4,055,372	11,776	1.17%
Noninterest bearing demand deposits	1,093,476			1,066,205
Other noninterest bearing liabilities	79,862			86,167
Shareholders’ equity	806,542			685,711

Total liabilities and shareholders’ equity	$5,823,562			$5,893,455

Net interest spread			4.27%			4.11%

Net interest income/margin		$61,216	4.55%		$60,163	4.42%

(1)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.

(2)	Commercial real estate loans include multifamily residential real estate loans.

(3)	Includes impact of accretion or amortization of discounts and premiums.

The following table sets forth the changes in interest income and interest expense attributable to changes in interest rates, and changes in average balances (volume) for the period indicated. Changes attributable to both rates and volume have been allocated in proportion to the respective rate and volume components.

	Three Months Ended June 30, 2012 vs. June 30, 2011
	Change due to
(dollars in thousands)	Rate	Volume	Total Change
Assets
Interest bearing demand deposits in other financial institutions	$221	$(33)	$188
Securities:
Investment securities available for sale:
Taxable	265	147	412
Non-taxable	(333)	73	(260)

Total securities	(68)	220	152
Loans: (1)
Commercial	843	(2,123)	(1,280)
Real estate - commercial (2)	(3,159)	(2,951)	(6,110)
Real estate - residential 1 to 4 family	2,490	2,369	4,859
Consumer	316	(255)	61

Total loans, gross	490	(2,960)	(2,470)
Other interest earning assets	83	(52)	31

Total interest earning assets	726	(2,825)	(2,099)

Liabilities
Interest bearing deposits:
Savings and interest bearing transaction accounts	(174)	193	19
Time certificates of deposit	89	(1,170)	(1,081)

Total interest bearing deposits	(85)	(977)	(1,062)
Borrowed funds:
Securities sold under agreements to repurchase	23	(49)	(26)
Other borrowings	(1,154)	(910)	(2,064)

Total borrowed funds	(1,131)	(959)	(2,090)

Total interest bearing liabilities	(1,216)	(1,936)	(3,152)

Net interest income	$1,942	$(889)	$1,053

(1)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.
(2)	Commercial real estate loans include multifamily residential real estate loans.

For the three months ended June 30, 2012 and 2011

The net interest margin improved by 13 basis points during the three months ended June 30, 2012, when compared to the same period ended in 2011. The increase was primarily the result of a 27 basis point decline in the cost of interest bearing liabilities for the three months ended June 30, 2012, when compared to the same three month period a year ago. The decline in the cost of interest bearing liabilities was attributed in large part by lower average balances of time certificates of deposit, which is due to the maturity of higher cost brokered deposits, combined with the repricing of time deposits with higher interest rates.

The decline in the cost of interest bearing liabilities is also attributed to the absence of $53.0 million of subordinated debt, which matured and was redeemed by the Bank during the third and fourth quarters of 2011. The decline in yield for interest bearing liabilities was offset by a lower yield on earning assets of 11 basis points during the three months ended June 30, 2012, when compared to the three months ended June 30, 2011, driven primarily by a decline in the overall yield on the loan portfolio, as higher yielding PCI Loan Pools experienced attrition and new originations and purchases of loans were made at lower interest rates as discussed in the interest income section above.

The following table sets forth average balances, interest income and interest expense for the six months ended June 30, 2012, and 2011:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011

(dollars in thousands)	Average Balance	Income / Expense (3)	Yield / Rate (3)	Average Balance	Income / Expense (3)	Yield / Rate (3)
Assets
Interest bearing demand deposits in other
financial institutions	$195,520	$429	0.44%	$362,991	$417	0.23%
Securities:
Investment securities available for sale:
Taxable	1,227,976	10,828	1.77%	1,108,762	8,784	1.60%
Non taxable	213,445	4,058	3.80%	202,771	4,324	4.26%

Total securities	1,441,421	14,886	2.07%	1,311,533	13,108	2.01%
Loans: (1)
Commercial loans	189,915	11,116	11.77%	263,411	14,777	11.31%
Real estate - commercial (2)	2,112,233	73,275	6.94%	2,237,211	77,624	6.94%
Real estate - residential 1 to 4 family	1,342,440	33,037	4.92%	1,167,395	28,568	4.89%
Consumer loans	50,014	2,673	10.75%	58,671	3,195	10.98%

Total loans, gross	3,694,602	120,101	6.51%	3,726,688	124,164	6.67%
Other interest earning assets	74,206	807	2.19%	84,515	746	1.78%

Total interest earning assets	5,405,749	136,223	5.05%	5,485,727	138,435	5.05%
Noninterest earning assets	419,134			450,553

Total assets	$5,824,883			$5,936,280

Liabilities and shareholders’ equity
Interest bearing deposits:
Savings and interest bearing transaction accounts	$1,971,258	2,559	0.26%	$1,724,706	2,516	0.29%
Time certificates of deposit	1,486,499	8,187	1.11%	1,946,941	10,980	1.14%

Total interest bearing deposits	3,457,757	10,746	0.62%	3,671,647	13,496	0.74%
Borrowed funds:
Securities sold under agreements to repurchase	315,226	4,921	3.14%	321,209	4,586	2.88%
Other borrowings	69,325	1,672	4.85%	118,182	5,878	10.03%

Total borrowed funds	384,551	6,593	3.45%	439,391	10,464	4.80%

Total interest bearing liabilities	3,842,308	17,339	0.90%	4,111,038	23,960	1.17%
Noninterest bearing demand deposits	1,106,447			1,064,750
Other noninterest bearing liabilities	81,010			90,291
Shareholders’ equity	795,118			670,201

Total liabilities and shareholders’ equity	$5,824,883			$5,936,280

Net interest spread			4.15%			3.88%

Net interest income/margin		$118,884	4.42%		$114,475	4.21%

(1)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.
(2)	Commercial real estate loans include multifamily residential real estate loans.
(3)	Includes impact of accretion or amortization of discounts and premiums.

The following table sets forth the changes in interest income and interest expense attributable to changes in interest rates, and changes in average balances (volume) for the period indicated. Changes attributable to both rates and volume have been allocated in proportion to the respective rate and volume components.

	Six Months Ended June 30, 2012 vs. June 30, 2011
	Change due to		Total Change
(dollars in thousands)	Rate	Volume
Assets
Interest bearing demand deposits in other financial institutions	$262	$(250)	$12
Securities:
Investment securities available for sale:
Taxable	1,016	1,028	2,044
Non-taxable	(484)	218	(266)

Total securities	532	1,246	1,778
Loans: (1)
Commercial	586	(4,247)	(3,661)
Real estate - commercial (2)	—	(4,349)	(4,349)
Real estate - residential 1 to 4 family	176	4,293	4,469
Consumer	(65)	(457)	(522)

Total loans, gross	697	(4,760)	(4,063)
Other interest earning assets	159	(98)	61

Total interest earning assets	1,650	(3,862)	(2,212)

Liabilities
Interest bearing deposits:
Savings and interest bearing transaction accounts	(280)	323	43
Time certificates of deposit	(280)	(2,513)	(2,793)

Total interest bearing deposits	(560)	(2,190)	(2,750)
Borrowed funds:
Securities sold under agreements to repurchase	420	(85)	335
Other borrowings	(2,336)	(1,870)	(4,206)

Total borrowed funds	(1,916)	(1,955)	(3,871)

Total interest bearing liabilities	(2,476)	(4,145)	(6,621)

Net interest income	$4,126	$283	$4,409

(1)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.

(2)	Commercial real estate loans include multifamily residential real estate loans.

For the six months ended June 30, 2012 and 2011

The net interest margin improved by 21 basis points during the six months ended June 30, 2012, when compared to the same period ended in 2011. The primary driver behind the increase in net interest margin was a decline in the cost of interest bearing liabilities of 27 basis points for the six months ended June 30, 2012 when comparing to the same six month period a year ago. The decline in the cost of interest bearing liabilities for the six month period ended June 30, 2012 is due to the same reasons discussed in the three month period ended June 30, 2012 discussion above, a decline in higher interest bearing liabilities balance of $268.7 million and yield. The decline in cost of interest bearing liabilities was offset by a decline in interest income from interest earning assets. The decline in interest income from interest earning assets is mostly attributed to the decline in average balance of loans of $32.1 million offset by an increase in average balance on investment securities of $129.9 million.

PROVISION FOR LOAN LOSSES

Quarterly, the Company determines the amount of ALLL that is adequate to provide for losses inherent in the Company’s loan portfolio. For loans originated or purchased since the Transaction Date, the provision for loan losses is a function of the net change in the required level of the ALLL from one period to another, as determined by the Company’s quarterly analysis of the adequacy of the ALLL.

The Company may establish a separate ALLL for PCI Term Pools through a charge to the provision for loan losses when projections of future cash flows from those pools are lower than previous expectations. However, if, through the Company’s quarterly evaluation of expected cash flows, it determines there has been a significant and probable increase in the cash flows expected to be collected from those pools, the Company may reverse any previously established allowance for PCI Term Pools through an adjustment to the provision for loan losses, to the extent that any previous allowance has been established.

For PCI Revolving Pools, the Company evaluates credit performance each quarter to determine if there has been additional deterioration in the credit quality of the underlying loans beyond what is reflected in the purchase discount. To the extent that the credit performance is worse than previously expected, the Company may establish an ALLL for PCI Revolving Pools through a charge to the provision for loan losses. If the Company’s quarterly evaluation of these pools indicates that credit performance is better than previously expected, the Company may reverse any previously established allowance, and increase the amount of the purchase discount that is accreted into interest income, through an upward adjustment to the yield recognized on these pools. During the three and six months ended June 30, 2012, the Company determined that the underlying credit performance of PCI Revolving Pools had improved from prior periods, and as a result, began to accrete the purchase discount related to those pools.

For a detailed discussion of the Company’s ALLL, refer to the Allowance for Loan and Lease Losses section of this document, Note 1, “Summary of Significant Accounting Policies,” and Note 6, “Allowance for Loan and Lease Losses” within the Consolidated Financial Statements of this Form 10-Q and Note 7, “Allowance for Loan and Lease Losses and Credit Quality” and the “Critical Accounting Policies” section of the MD&A of the 2011 Form 10-K.

For the three and six months ended June 2012 and 2011

The provision for loan losses for the three and six months ended June 30, 2012, totaled $317,000, and $1.2 million, respectively. The provision for loan losses for the three and six months ended June 30, 2011, totaled $1.8 million, and $3.5 million, respectively. The decline in the provision for loans losses is mostly attributed to the application of lower historical loss rates for the loan originations and purchases of loans during these periods. In addition, the allowance for one PCI Term Pool was partially reversed resulting from improved cash flows and recoveries. The provision for loan losses is reported in the Commercial & Community Banking operating segment.

NONINTEREST INCOME

Noninterest income primarily consists of fee income received from the operations of the Bank and gains or losses from sales of assets. Fee income is generated by servicing deposit relationships, trust and investment advisory fees, and fees and commissions earned on certain transactions from Bank operations. Service charges and fees include charges for a wide range of services provided to clients such as ATMs, safe deposit boxes, bank card fees, loan servicing fees, late charges for loans and wire transfer fees. Trust and investment advisory fees are primarily from the management of clients’ assets. As the balance and the value of the assets under management increase, fees generally increase. The service charges and fees and gains and losses on asset sales relate to the Community & Commercial Banking segment while the trust and investment advisory fees are from the Wealth Management segment. Gains and losses from the sales of securities are from the treasury department’s management of the investment securities and are reflected in the All Other segment.

For the three months ended June 30, 2012 and 2011

The following table presents a summary of noninterest income for the periods presented:

	Three Months Ended June 30,
(dollars in thousands)	2012	2011	Change
			$	%
Noninterest income
Service charges and fees	$5,452	$5,879	$(427)	(7.26%)
Trust and investment advisory fees	5,658	5,319	339	6.37%
Gain / (loss) on securities, net	162	(212)	374	176.42%
Other	4,330	1,545	2,785	180.26%

Total noninterest income	$15,602	$12,531	$3,071	24.51%

Noninterest income was $15.6 million for the three months ended June 30, 2012, and $12.5 million for the three months ended June 30, 2011, an increase of $3.1 million. This increase is mostly attributable to the increase in other noninterest income as discussed below. The largest portions of noninterest income are from service charges and fees and trust and investment advisory fees. The increase in gain (loss) on securities, net is from the sale and call of $9.3 million of state and municipal securities during the three months ended June 30, 2012 versus a loss on the sale and call of securities during the same three month period a year ago.

Other Noninterest Income

The table below discloses the largest items included in other noninterest income:

	Three Months Ended June 30,
(dollars in thousands)	2012	2011	Change
			$	%
Other Income:
Net gain on sales of assets	$2,681	$482	$3,980	$1,251
Customer fee income	1,008	1,478	2,105	2,766
Net loss on LIHTCP	(410)	(1,284)	(721)	(2,359)
Other	1,051	869	1,967	1,655

Total	$4,330	$1,545	$7,331	$3,313

Other noninterest income was $4.3 million and $1.5 million for the three months ended June 30, 2012, and June 30, 2011, respectively, an increase of $2.8 million. The increase is primarily from the net gain on sale of assets. The $2.2 million increase from the net gain on sale of assets during the three months ended June 30, 2012 is from an increase of $1.7 million from the sale of OREO and $399,000 increase in the gain on sale of loans. Net loss on LIHTCPs declined due to the reduction in the investment in these partnerships, since several of the Bank’s investments were sold during the latter half of 2011 and during the first quarter of 2012.

For the six months ended June 30, 2012 and 2011

The following table presents a summary of noninterest income for the periods presented:

	Six Months Ended June 30,
(dollars in thousands)	2012	2011	Change
			$	%
Noninterest income
Service charges and fees	$11,088	$11,630	$(542)	(4.66%)
Trust and investment advisory fees	10,969	10,654	315	2.96%
Gain / (loss) on securities, net	149	(216)	365	168.98%
Other	7,331	3,313	4,018	121.28%

Total noninterest income	$29,537	$25,381	$4,156	16.37%

Noninterest income was $29.5 million for the six months ended June 30, 2012, and $25.4 million for the six months ended June 30, 2011, an increase of $4.2 million. This increase is mostly attributable to the increase in other noninterest income as described below. The largest portions of noninterest income are from service charges and fees and trust and investment advisory fees. For the six month periods ended June 30, 2012, and 2011, service charges and fees from deposit accounts were $6.0 million and $6.6 million, respectively. The increase in gain (loss) on securities, net is from the sale and call of $11.2 million of state and municipal securities during the six months ended June 30, 2012, versus a loss on the sale and call of securities during the same period a year ago.

Other Noninterest Income

The table below discloses the largest items included in other noninterest income:

	Six Months Ended June 30,
			Change
(dollars in thousands)	2012	2011	$	%
Other Income:
Net gain on sales of assets	$3,980	$1,251	$2,729	218.15%
Customer fee income	2,105	2,766	(661)	(23.90%)
Net loss on LIHTCP	(721)	(2,359)	1,638	69.44%
Other	1,967	1,655	312	18.85%

Total	$7,331	$3,313	$4,018	121.28%

Other noninterest income was $7.3 million and $3.3 million for the six months ended June 30, 2012, and June 30, 2011, respectively, an increase of $4.0 million. The increase in noninterest income is attributed to an increase in the net gain on sale of assets and a decline in the net loss on LIHTCPs. The net gain on sale of assets increase of $2.7 million when compared with the six months ended June 30, 2012, to the six months ended June 30, 2011, and was the result of a decline in OREO valuation adjustments of $1.0 million, an increase in the gain on sale of OREO of $384,000 and an increase in the gain on sale of loans of $383,000. Net loss on LIHTCPs declined due to the reduction in the investment in these partnerships since several of the Bank’s investments were sold during the latter half of 2011 and during the first quarter of 2012.

NONINTEREST EXPENSE

For the three months ended June 30, 2012 and 2011

The following table presents a summary of noninterest expense for the periods presented:

	Three Months Ended June 30,
			Change
(dollars in thousands)	2012	2011	$	%
Noninterest expense
Salaries and employee benefits	$24,785	$23,046	$1,739	7.55%
Net occupancy expense	5,732	5,678	54	0.95%
Other	21,742	21,463	279	1.30%

Total noninterest expense	$52,259	$50,187	$2,072	4.13%

Noninterest expense increased to $52.3 million for the three months ended June 30, 2012, compared to $50.2 million for the three months ended June 30, 2011, an increase of $2.1 million. The increase in noninterest expense is primarily attributed to an increase in salaries and benefit expense. Salaries and benefits increased as the result of a higher number of employees in 2012, when compared to the same period a year ago, and increased accrued incentives for employees resulting from improved performance by the Company.

Other Noninterest Expense

The table below summarizes the significant items included in other noninterest expense:

	Three Months Ended June 30,
			Change
(dollars in thousands)	2012	2011	$	%
Other Expense:
Professional services	$4,006	$3,952	$54	1.37%
Increase in earnout liability for RIAs	3,663	—	3,663	100.00%
Software expense	2,002	1,991	11	0.55%
Other intangible expense	1,787	2,342	(555)	(23.70%	)
Furniture, fixtures and equipment, net	1,487	1,205	282	23.40%
Merger and acquisition expense	1,445	—	1,445	100.00%
Customer deposit service and support	1,398	1,720	(322)	(18.72%	)
Operating lease impairment	1,184	—	1,184	100.00%
Supplies and postage	924	1,058	(134)	(12.67%	)
Loan servicing expense	863	1,323	(460)	(34.77%	)
Telephone and data	819	821	(2)	(0.24%	)
Regulatory assessments	812	4,312	(3,500)	(81.17%	)
OREO expense	641	403	238	59.06%
Reserve for off-balance sheet commitments	(1,243)	12	(1,255)	N/A
Other	1,954	2,324	(370)	(15.92%	)

Total	$21,742	$21,463	$279	1.30%

Other noninterest expense increased by $279,000 for the three months ended June 30, 2012, when compared to the three months ended June 30, 2011. This increase is mostly attributable a $3.7 million increase in the estimated earnout liability for the Bank’s two RIAs, a $1.2 million operating lease impairment charge related to the closure of two branches, and $1.4 million in UNBC merger related costs. These increases are partially offset by a $3.5 million decrease in regulatory assessments due to the Bank’s improved financial condition and a $1.3 million reversal of the reserve for off-balance sheet commitments.

For the six months ended June 30, 2012 and 2011

The following table presents a summary of noninterest expense for the periods presented:

	Six Months Ended June 30,
			Change
(dollars in thousands)	2012	2011	$	%
Noninterest expense
Salaries and employee benefits	$49,595	$45,993	$3,602	7.83%
Net occupancy expense	11,990	11,354	636	5.60%
Other	43,810	41,103	2,707	6.59%

Total noninterest expense	$105,395	$98,450	$6,945	7.05%

Noninterest expense increased to $105.4 million for the six months ended June 30, 2012, compared to $98.5 million for the six months ended June 30, 2011, an increase of $6.9 million. The increase in noninterest expense is attributed to an increase in salaries and benefit expense primarily as the result of a higher number of employees in 2012, when comparing to the same period a year ago, and increased accrued incentives for employees resulting from improved performance by the Company. Net occupancy expense increased by $636,000 when comparing the six months ended June 30, 2012, to the same period in 2011, primarily due to the acceleration of depreciation of assets related to two planned branch closures during the second quarter of 2012.

Other Noninterest Expense

The table below summarizes the significant items included in other noninterest expense:

	Six Months Ended June 30,
			Change
(dollars in thousands)	2012	2011	$	%
Other Expense:
Professional services	$8,088	$7,948	$140	1.76%
Increase in earnout liability for RIAs	5,823	—	5,823	100.00%
Software expense	4,294	3,509	785	22.37%
Other intangible expense	3,574	4,541	(967)	(21.29%	)
Customer deposit service and support	3,547	3,470	77	2.22%
Regulatory assessments	2,980	8,799	(5,819)	(66.13%	)
Furniture, fixtures and equipment, net	2,760	2,439	321	13.16%
Merger and acquisition expense	2,445	—	2,445	100.00%
Supplies and postage	1,927	2,013	(86)	(4.27%)
Loan servicing expense	1,910	1,971	(61)	(3.09%	)
Telephone and data	1,737	1,477	260	17.60%
Operating lease impairment	1,184	—	1,184	100.00%
OREO expense	1,729	1,215	514	42.30%
Reserve for off-balance sheet commitments	(1,749)	31	(1,780)	N/A
Other	3,561	3,690	(129)	(3.50%	)

Total	$43,810	$41,103	$2,707	6.59%

Other noninterest expense increased by $2.7 million for the six months ended June 30, 2012, when compared to the six months ended June 30, 2011. This increase is mostly attributable a $5.8 million increase in the estimated earnout liability for the Bank’s two RIAs, $2.4 million in UNBC merger related costs, and a $1.2 million operating lease impairment charge related to the closure of two branches. These increases are partially offset by a $5.8 million decrease in regulatory assessments due to the Bank’s improved financial condition and a $1.8 million reversal of the reserve for off-balance sheet commitments.

PROVISION FOR INCOME TAXES

In accordance with GAAP, the Company uses the asset and liability method for reporting its income tax provision expense or benefit. Under this method, income tax expense is recorded for events that increase the Company’s tax liabilities and benefit is recorded for events that decrease them. The provision is recorded in the form of deferred tax expense or benefit as the temporary basis differences arise, with the accumulated amount recognized as a deferred tax liability or asset. Deferred tax assets represent future deductions in the Company’s income tax return, while deferred tax liabilities represent future payments to tax authorities.

Management’s determination of the realization of net deferred tax assets is based upon Management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company currently has a valuation allowance of $234.5 million against net deferred tax assets of $236.7 million, excluding the deferred tax liability related to an indefinite-lived trade name intangible of $5.2 million. Management continues to assess the impact of the Company’s performance, and the economic climate on the realizability of its deferred tax assets on a quarterly basis. The amount of deferred tax assets considered realizable is subject to adjustment in future periods. Management will continue to monitor all available evidence related to the Company’s ability to utilize its deferred tax assets. The income tax expense or benefit in future periods will be reduced or increased to the extent of offsetting decreases or increases to the deferred tax asset valuation allowance.

For the three and six months ended June 30, 2012 and 2011

For the three and six months ended June 30, 2012, the Company’s provision for income taxes was $139,000 and $1.1 million. The income tax provision for the three and six months ended June 30, 2012, is primarily attributable to a current state alternative minimum tax (“AMT”) payable limitation.

An income tax benefit of $266,000 and income tax expense of $206,000 was recognized during the three and six months ended June 30, 2011, respectively. The tax provision for the six months ended June 30, 2011 is primarily attributable to the same California AMT described above.

For additional information related to the Company’s provision for income taxes, refer to Note 9, “Deferred Tax Assets and Tax Provision” of the Consolidated Financial Statements and the discussion of income taxes and deferred tax assets in the “Critical Accounting Policies” section of the Company’s 2011 Form 10-K.

BALANCE SHEET ANALYSIS

CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents increased by $132.5 million or 59.5% since December 31, 2011, to $355.3 million at June 30, 2012. The increase in cash and cash equivalents was primarily due to principal loan payments in excess of originations of $163.1 million and principal pay downs, calls and maturities of investment securities of $142.1 million, offset by $146.0 million use of funds to purchase loans.

INVESTMENT SECURITIES

The Company’s security portfolio is utilized as collateral for borrowings, required collateral for public agencies and trust clients deposits, CRA support, and to manage liquidity and interest rate risk.

The balance of AFS securities was $1.36 billion at June 30, 2012, compared to $1.50 billion at December 31, 2011, a decrease of $139.9 million. This decrease is attributable primarily to principal paydowns of $110.5 million and $25.4 million of CMO securities and MBS securities, respectively.

For additional information on impairment of investment securities and credit ratings of investment securities, and the Company’s FHLB stock and other investments refer to Note 3, “Investment Securities” of the Consolidated Financial Statements.

LOAN PORTFOLIO

The Company offers a full range of lending products and banking services to households, professionals, and businesses including commercial and residential real estate loans, commercial and industrial loans, and consumer loans. All assets, income, and expenses related to these activities are reported in the Commercial & Community Banking operating segment.

The tables below summarize the distribution of the Company’s loans held for investment:

(dollars in thousands)	June 30, 2012	December 31, 2011
Real estate:
Residential - 1 to 4 family	$1,152,182	$1,040,126
Multifamily	487,037	344,643
Commercial	1,535,377	1,588,852
Construction and land	67,997	185,400
Revolving - 1 to 4 family	234,305	249,857
Commercial loans	171,541	189,226
Consumer loans	44,461	49,977
Other loans	12,523	12,880

Total loans held for investment	$3,705,423	$3,660,961

Percent of loans to total loans
Real estate:
Residential - 1 to 4 family	31.1%	28.4%
Multifamily	13.2%	9.4%
Commercial	41.4%	43.4%
Construction and land	1.8%	5.1%
Revolving - 1 to 4 family	6.3%	6.8%
Commercial loans	4.6%	5.2%
Consumer loans	1.2%	1.4%
Other loans	0.4%	0.3%

Total loans held for investment	100.0%	100.0%

To assist the reader with understanding of the PCI Term and PCI Revolving Pools versus the loans originated or purchased since the Transaction Date the following table provides a summary of the carrying balance and unpaid principal balance of the loans held for investment at June 30, 2012, and December 31, 2011.

The tables below summarize the distribution of the carrying value of the Company’s loans held for investment:

	June 30, 2012
(dollars in thousands)	Originated or Purchased Since Transaction Date	PCI Term Pools	PCI Revolving Pools	Total
Real estate:
Residential - 1 to 4 family	$479,271	$615,777	$57,134	$1,152,182
Multifamily	302,838	182,845	1,354	487,037
Commercial	140,900	1,389,831	4,646	1,535,377
Construction	4,445	59,773	3,779	67,997
Revolving - 1 to 4 family	5,397	—	228,908	234,305
Commercial loans	23,976	44,892	102,673	171,541
Consumer loans	5,927	19,345	19,189	44,461
Other loans	3,391	5,846	3,286	12,523

Total loans held for investment	$966,145	$2,318,309	$420,969	$3,705,423

Total unpaid principal balance	$971,036	$2,544,133	$493,267	$4,008,436

	December 31, 2011
(dollars in thousands)	Originated or Purchased Since Transaction Date	PCI Term Pools	PCI Revolving Pools	Total
Real estate:
Residential - 1 to 4 family	$296,257	$679,282	$64,587	$1,040,126
Multifamily	151,417	191,850	1,376	344,643
Commercial	114,307	1,454,837	19,708	1,588,852
Construction	1,793	179,646	3,961	185,400
Revolving - 1 to 4 family	3,890	5,949	240,018	249,857
Commercial loans	11,622	56,806	120,798	189,226
Consumer loans	6,404	22,342	21,231	49,977
Other loans	2,335	5,838	4,707	12,880

Total loans held for investment	$588,025	$2,596,550	$476,386	$3,660,961

Total unpaid principal balance	$594,386	$2,841,625	$557,023	$3,993,034

At June 30, 2012, loans held for investment were $44.5 million higher than that reported at December 31, 2011. This increase is attributed to new loan originations and purchases offset by principal paydowns and payoffs. The loans originated or purchased since the Transaction Date loan portfolio increased $378.1 million or 64.3%. The new loan originations during the six months ended June 30, 2012 were approximately $295.9 million and were primarily loans secured by multifamily and residential 1 to 4 family real estate loans. During the six months ended June 30, 2012, the Company purchased $148.7 million of residential 1 to 4 family, and multifamily loans. The PCI Loan Pools declined during the six months ended due to scheduled principal paydowns, payoffs, and prepayments of approximately $387.5 million.

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

The ALLL of $6.5 million and $5.5 million at June 30, 2012, and December 31, 2011, respectively, relate primarily to loans originated and loans purchased since the Transaction Date. At June 30, 2012, and December 31, 2011, $527,000 and $867,000 of the ALLL related to PCI Term Pool, which is reflective of the Company’s revised estimate for future cash flows from the pool being below previous expectations. Management performs quarterly assessments of cash flows for PCI Term Pools. To the extent revised estimates for cash flows are below previous expectations, the Company may record additional provisions for loan losses, further increasing the allowance for PCI Term Pools. However, if Management’s periodic assessment indicates there has been a probable and significant increase in the level of expected future cash flows, the Company may record a credit to the provision for loan losses, reducing the allowance for PCI Term Pools to the extent that an allowance was previously established. During the three months ended June 30, 2012, the Company determined, based on its periodic assessment of cash flows of PCI Term Pools, that credit performance related to the one PCI Term Pool for which an ALLL had previously been established, had improved from that which was previously expected. As a result, Management reversed approximately $337,000 of the ALLL related to PCI Term Pools.

The ALLL attributed to loans originated or purchased after the Transaction Date, also referred to as new and purchased loans, represented 0.62% of the new and purchased loans portfolio at June 30, 2012, compared to 0.79% at December 31, 2011. Although the ALLL for new and purchased loans increased $1.4 million during the six months ended June 30, 2012, the ratio of ALLL for these loan balances declined. The decline in this ratio primarily relates to lower historical loss rates at June 30, 2012, compared to December 31, 2011, as well as greater diversification across the new and purchased loans portfolio among loan types for which the Company has historically experienced lower loss rates. During the first and second quarters of 2012, the Company primarily originated and purchased residential 1 to 4 family, and multifamily loans, which require a lower ALLL, due to lower historical loss rates the Company has experienced on such loans. The underlying credit quality for new and purchased loans also remained high during the first six months of 2012. At June 30, 2012, $959.3 million or 99.3% of loans originated or purchased since the Transaction Date were considered current, while $543,000 or 0.1% were 30-89 days past due, and $6.3 million or 0.6% were on nonaccrual. Additionally, $958.8 million or 99.2% of the new and purchased loans portfolio were considered non-classified, while $7.3 million or 0.8% were considered classified, based on the Company’s internal credit risk classifications.

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

LOAN LOSSES

Net charge-offs of $40,000, and $131,000 were recorded during the three and six months ended June 30, 2012, respectively. These net charge-offs relate to loans that were originated subsequent to the Transaction Date, and are attributable to overdraft loans, and consumer loans with small outstanding balances. Net charge-offs for the three and six months ended June 30, 2011, were $353,000, and $409,000, respectively. These losses related primarily to a PCI Term Pool for which Management had established an ALLL of $300,000, and subsequently determined that a portion of that pool’s carrying value was no longer collectable. The remainder of net losses incurred during the three and six months ended June 30, 2011, related to overdrafts and consumer loans with smaller outstanding balances.

The Company’s policy for the accounting for PCI Term Pools is based on expectations of future cash flows, and as a result the Company only records losses related to such loans to the extent that periodic projections for future cash flows are lower than the Company’s previous expectations. If projections for future cash flows are lower than previous expectations, the Company establishes an allowance for estimated losses in PCI Term Pools. The Company records charges against the allowance for PCI Term Pools to the extent the carrying balance for those pools are no longer deemed collectable. At June 30, 2012, and December 31, 2011, the allowance for PCI Term Pools was $527,000 and $867,000, respectively. The Company did not record any charge-offs against that allowance during the three and six months ended June 30, 2012.

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

A loan may be restructured when the Bank determines that a borrower’s financial condition has deteriorated, but still has the ability to repay the loan. A loan is considered to be TDR when the original terms have been modified in favor of the borrower such that either principal or interest has been forgiven, contractual payments are deferred, or the interest rate is below a market rate. Once a loan has been restructured for a client, the Bank considers the loan to be nonaccrual for a minimum of six months. Once the borrower has made their payments as contractually required for six months, the loan is reviewed and a determination is made whether the loan can begin to accrue interest. Additional information regarding nonperforming loans is in Note 6, “Allowance for Loan and Lease Losses” of the Consolidated Financial Statements of this Form 10-Q.

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

Once the collateral is foreclosed on and the property becomes an OREO, Management periodically obtains valuations to determine if further valuation adjustments are required. OREO is carried at fair value less the estimated costs to sell. If there is a decrease in the fair value of the property on the valuation date, the decrease in value is charged to noninterest income as a valuation adjustment. During the time the property is held, all related operating and maintenance costs are expensed as incurred. All income produced from OREO is included in noninterest income. All gains and losses on sale of OREO is recorded in noninterest income within the other income line item of the financial statements. Additional information regarding nonperforming loans is in Note 8, “Other Real Estate Owned” of the Consolidated Financial Statements of this Form 10-Q.

Nonperforming Loans

At June 30, 2012, and December 31, 2011, there were $23.0 million and $17.4 million of nonperforming loans. At June 30, 2012, $16.7 million of the nonperforming loans were from the PCI Revolving Pools and $6.3 million were from the new and purchased loan portfolio. The $6.3 million of nonperforming loans consisted of two large commercial loans with a carrying balance of $6.1 million and the remainder is two small multifamily loans.

If interest due on nonaccrual loans and TDRs had been accrued under the original terms of the loans, $398,000, and $790,000, would have been recorded as interest income during the three and six months ended June 30, 2012, respectively. Interest income recognized on nonaccrual loans and TDRs during the three and months ended June 30, 2012, was $26,000, and $52,000, respectively.

The reporting for nonperforming loans was significantly impacted by the purchase accounting adjustments and the application of ASC 310-30 for PCI Term Pools. The accounting for PCI Term Pools and PCI Revolving Pools is described in Note 1, “Summary of Significant Accounting Policies” and Note 5, “Purchased Credit Impaired Pools” of the Consolidated Financial Statements of this Form 10-Q. At the Transaction Date, all loans were written down to their fair value. Therefore, only loans in the PCI Revolving Pools and new and purchased loan portfolio can be classified as nonaccrual or TDRs in accordance with ASC 310-20.

OREO

The balance of OREO as of June 30, 2012, was $47.7 million, a decrease from December 31, 2011, of $4.6 million. This is the result of sales of $25.6 million and an increase in the valuation allowance of $2.2 million offset by the addition of $23.2 million of OREO properties. For additional information regarding OREO refer to Note 8, “Other Real Estate Owned” of the Consolidated Financial Statements of this Form 10-Q.

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

Impaired loans purchased as part of the Investment Transaction are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), using an accounting policy based on expected cash flows, and are, therefore, not given recognition in the financial statements as individually impaired loans. These loans are also referred to as PCI Term Pools. Should the Company determine that it can no longer reasonably estimate the amount and timing of future cash flows from such loan pools the Company would cease accretion on these loan pools. As of June 30, 2012, there were no PCI Term Pools for which the Company believed it could not derive a reasonable estimate for future cash flows.

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

At June 30, 2012, and December 31, 2011, the Company had impaired loans of $8.0 million and $1.0 million, respectively. Impaired loans at June 30, 2012, consist of $1.7 million of TDRs within PCI Revolving Pools, and two commercial real estate loans, and two multifamily loans in the amount of $6.3 million within the new and purchased loans portfolio as discussed in the section above, Nonperforming Assets. Impaired loans at December 31, 2011, consisted solely of TDRs within the PCI Revolving Pools.

DEPOSITS

Deposits by type are summarized in the table below:

(dollars in thousands)	June 30, 2012	December 31, 2011

Noninterest bearing deposits	$1,103,493	$1,175,532
Interest bearing deposits:
NOW accounts	979,391	954,621
Money market deposit accounts	419,502	384,989
Other savings deposits	649,541	542,935
Time deposits	1,439,718	1,558,963

Total deposits	$4,591,645	$4,617,040

Deposits were $4.59 billion and $4.62 billion as of June 30, 2012, and December 31, 2011, respectively, a decrease of $25.4 million. Savings increased by $106.6 million primarily due to the increase in personal savings accounts. Time deposits decreased $119.2 million, mainly due to the maturity of brokered CDs. There was also a decline in noninterest bearing deposit balances which were offset by increases in NOW and money market deposit account balances, as customers placed deposits in interest earning accounts, which were attributable to interest rate promotions along with strong branch deposit gathering results.

OTHER BORROWINGS AND CONTRACTUAL OBLIGATIONS

Other borrowings increased $5.8 million, or 8.7% since December 31, 2011, to $72.3 million as of June 30, 2012. This increase was due primarily to the addition of a capital lease for the Bank’s ATM machines of $5.7 million during 2012. This increase is due to a five year capital lease that the Company entered into for the purpose of replacing and upgrading the Bank’s ATMs throughout its branch system and off-site locations.

CAPITAL RESOURCES

Capital Adequacy Standards

PCBC and SBB&T are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements as specified by the regulatory framework for prompt corrective action could cause the regulators to initiate certain mandatory or discretionary actions that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. For additional information regarding the Company’s capital refer to Note 16, “Regulatory Matters” of this Form 10-Q and Note 18, “Shareholders’ Equity” and Note 20, “Regulatory Capital Requirements” of the Consolidated Financial Statements of the 2011 Form 10-K.

PCBC and SBB&T’s regulatory capital ratios as of June 30, 2012, and December 31, 2011 were as follows:

(dollars in thousands)	Total Risk- Based Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Tier 1 Leverage Ratio
June 30, 2012
PCBC (consolidated)	$781,509	$760,484	$3,535,838	$5,718,888	22.1%	21.5%	13.3%
SBB&T	714,521	693,495	3,535,834	5,716,755	20.2%	19.6%	12.1%

December 31, 2011
PCBC (consolidated)	$736,816	$715,062	$3,657,172	$5,768,824	20.2%	19.6%	12.4%
SBB&T	667,405	645,651	3,657,180	5,766,623	18.3%	17.7%	11.2%

Minimum Capital Ratios required by the Operating Agreement					12.0%	N/A	8.0%
Generally required minimum ratios to be classified as well-capitalized					10.0%	6.0%	5.0%
Generally required minimum ratios to be classified as adequately capitalized					8.0%	4.0%	4.0%

The minimum capital ratios required to be considered “well capitalized” and “adequately capitalized” under generally applicable regulatory guidelines are included in the table above. As of June 30, 2012, and December 31, 2011, both the Company and the Bank met the minimum levels for the three regulatory ratios to be considered “well capitalized.”

On September 2, 2010, the Bank entered into the Operating Agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total risk based capital at least equal to 12.0% of risk-weighted assets, and Tier 1 capital at least equal to 8.0% of adjusted total assets, and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years have elapsed since the effective date of the Operating Agreement. The Bank was in compliance with these minimum capital ratios at June 30, 2012, with a Tier 1 leverage ratio of 12.1% and a total risk based capital ratio of 20.2%.

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

Dividends from the Bank

The principal source of funds from which the Bank’s holding company services its debt and pays its obligations and dividends is the receipt of dividends from the Bank and cash held at the holding company. The availability of dividends from the Bank is limited by various statutes and regulations. Pursuant to the Operating Agreement, the Bank may not pay a dividend or make a capital distribution to the Bank’s holding company without prior approval from the OCC or until September 2, 2013. At June 30, 2012, the Bank’s holding company held $64.6 million in cash, which is sufficient to service its debts for the foreseeable future.

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

Current Liquidity Status

At June 30, 2012, the Bank had a total facility and unused borrowing capacity of $1.47 billion at the FHLB. The Bank had unused borrowing capacity with the Reserve Bank of $308.3 million at June 30, 2012.

Maturity of Liabilities

At June 30, 2012, the Bank had a total of $84.4 million of brokered CDs. The brokered CDs have maturities from July 2012 through January 2014, with no more than $42.8 million maturing in any one month and no more than $46.6 million maturing in any one quarter. The retail CDs of $1.36 billion at June 30, 2012 have maturities through 2019. The Bank expects that most maturing retail CDs will roll over into new certificates.

A summary of retail CDs by maturity is as follows:

(dollars in thousands)	June 30, 2012

90 days or less	$187,007
91 - 180 days	301,864
181 - 270 days	169,832
271 - 365 days	168,551
One to three years	241,211
Three to five years	282,820
Over five years	675
Premium	3,374

Total	$1,355,334

Liquidity Ratio

A prevailing liquidity ratio used in the banking industry is the net non-core funding dependence ratio as defined by regulatory practice. This ratio measures the proportion of long term assets such as loans and securities with remaining maturities of over one year that are funded by non-core funding sources and short term non-core funding sources. The Company’s net non-core funding dependency ratio was 5.97% at June 30, 2012.

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

EVE shock simulations model the effects of an instantaneous, sustained and identical change in all market interest rates (in increments of +/- 100 basis points) on assets and liabilities, and measures the resulting increase or decrease to the Company’s equity position. EVE is the discounted value of future cash flows of all interest rate sensitive assets minus the discounted value of all interest rate sensitive liabilities, plus the book value of tangible non-interest rate sensitive assets minus tangible non-interest rate sensitive liabilities.

NII shock simulations model the impact of an instantaneous, sustained and identical change in all market interest rates (in increments of +/- 100 basis points) on future NII. NII simulates the effects that repricing has on both interest rate sensitive assets and liabilities. Shock analysis is objective and facilitates comparability. It is not entirely realistic in that it assumes an instantaneous and equal impact on all market rates and market rates do not always respond in a parallel fashion to rising or falling interest rates. This causes asymmetry in the magnitude of changes in NII and net economic value resulting from the hypothetical increases and decreases in interest rates. Also, the current low rate environment with implied zero rate floors prevents a true parallel shift for downward rate shocks.

The Company measures its market risk exposure by performing +/- 200 basis point EVE shock simulations and measures the increase or decrease to the Company’s EVE position. The Company’s Board of Directors has set a 15% limit for the change in equity in such simulation. The Company measures interest rate risk by performing +/- 200 basis point NII shock simulation and measures the increase or decrease in NII against the projected base NII, which follows the forward curve over the next twelve months. The Board of Directors has set a 10% limit for the change in NII in such simulation. At June 30, 2012, and March 31, 2012, the Company met the Board of Directors approved limits for both EVE and NII.

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

EVE Summary

The results of modeled EVE interest rate shock for June 30, 2012, and March 31, 2012, are as follows:

EVE Shock Summary Report - June 30, 2012

($ in millions)	DN 200	Base	UP 200
Total assets:	$6,073	$5,916	$5,564
Total liabilities:	5,442	5,175	4,755

Net asset value:	$631	$741	$809

	-14.9%		9.2%

Policy limit for change in rate:	-15.0%		-15.0%

Within limit:	Yes		Yes

EVE Shock Summary Report - March 31, 2012

($ in millions)	DN 200	Base	UP 200
Total assets:	$6,098	$5,839	$5,489
Total liabilities:	5,471	5,148	4,741

Net asset value:	$627	$691	$748

	-9.2%		8.2%

Policy limit for change in rate:	-15.0%		-15.0%

Within limit:	Yes		Yes

At June 30, 2012, and March 31, 2012, the Company’s modeled EVE was $741 million and $691 million, respectively. Assuming an instantaneous 200 basis points increase in interest rates, the Company’s projected EVE would increase by approximately $68 million or 9.2% from the $741 million base amount at June 30, 2012, and increase $57 million or 8.2% from the $691 million base amount at March 31, 2012. Assuming an instantaneous 200 basis point decrease in interest rates, the Company’s projected EVE would decrease by $110 million or 14.9% at June 30, 2012, and decrease by $64 million or 9.2% at March 31, 2012. These changes are within the Company’s policy limit of a 15% decline in EVE. The Company believes that the model results of a 200 basis point shock are unrealistic given the current low interest rate environment as it requires utilizing interest rate floors so that rates used in this model do not go below zero percent.

NII Summary

The results of modeled NII interest rate shock for the forward twelve months beginning June 30, 2012, and March 31, 2012, are as follows:

NII Shock Summary Report - June 30, 2012

($ in millions)	DN 200	Base	UP 200
Interest Income	$244	$251	$281
Interest Expense	27	34	52

Net Interest Income:	$217	$217	$229

	0.1%		5.6%

Policy limit for change in rate:	-10.0%		-10.0%

Within limit:	Yes		Yes

NII Shock Summary Report - March 31, 2012

($ in millions)	DN 200	Base	UP 200
Interest income	$251	$263	$292
Interest expense	27	34	52

Net interest income:	$224	$229	$240

	-2.3%		4.9%

Policy limit for change in rate:	-10.0%		-10.0%

Within limit:	Yes		Yes

At June 30, 2012, the Company’s modeled projection for net interest income over the next twelve months was $217 million. Assuming an instantaneous 200 basis point increase in interest rates, the Company’s projected NII would increase by approximately $12 million or 5.6% from the $217 million base amount. Assuming an instantaneous 200 basis point decrease in interest rates, including a rate floor at zero percent, the Company’s projected NII would increase by $400,000 or 0.1%. These changes are within the Company’s policy limit of a 10% decline in NII.

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

There are various limitations inherent in modeling both EVE and NII sensitivity analyses. Certain assumptions may not exactly reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and therefore cannot be determined with precision. Changes in interest rates may also affect the Company’s operating environment and operating strategies as well as those of the Company’s competitors. In addition, certain adjustable rate assets have contractual limits on the magnitude of rate changes over specified periods of time. The Company’s NII sensitivity analyses may provide a strong indication of the Company’s interest rate risk exposure however; actual performance may differ from modeled results. There are no material positions, instruments or transactions that are not included in the modeling nor do any included instruments have special features that are not included.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bancorp: (Also “the Bank’s holding company”) Referring only to the holding company as distinct from the consolidated company which is referred to as “PCBC” or “the Company.”

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

The Company: Refers to Pacific Capital Bancorp (“PCBC”).

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

FDIC: Federal Deposit Insurance Corporation

FHLB: Federal Home Loan Bank

FHLMC: Federal Home Loan Mortgage Corporation

FNMA: Federal National Mortgage Association

Form 10-Q: Quarterly Report Form filed with the United States Securities and Exchange Commission.

Form 10-K: Annual Report Form filed with the United States Securities and Exchange Commission.

GAAP: Generally Accepted Accounting Principles in the United States

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

The Report: Quarterly report on Form 10-Q.

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

Reserve Bank: Federal Reserve Bank of San Francisco

RIA: Registered Investment Advisors

REWA: R.E. Wacker Associates

SB Acquisition: SB Acquisition Company LLC

SBA: Small Business Administration

SBB&T: Santa Barbara Bank & Trust

SEC: Securities and Exchange Commission

TDR: Troubled debt restructured, restructured loans.

GLOSSARY – CONTINUED

Transaction Date: The close of business on August 31, 2010 when the purchase accounting adjustments were reflected in the Consolidated Financial Statements, following the investment transaction.

TT&L: Treasury tax and loan

UNBC: UnionBanCal Corporation

U.S. Treasury: United States Department of the Treasury

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company has been named in lawsuits filed by clients and others. These lawsuits are described in Note 11, “Commitments and Contingencies,” of the Consolidated Financial Statements of this Form 10-Q beginning on page 63. The Company does not expect that these suits will have any material impact to its financial condition or operating results.

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

Pacific Capital Bancorp

By /s/ Carl B. Webb	August 9, 2012
Carl B. Webb	Date
Chief Executive Officer (Principal Executive Officer)

By /s/ Mark K. Olson	August 9, 2012
Mark K. Olson	Date
Chief Financial Officer (Principal Financial Officer)