Form 10-Q
period 2012-09-30
PACIFIC CAPITAL BANCORP /CA/
filed 2012-11-09
CIK 357264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of common stock of the registrant outstanding as of October 31, 2012: 32,945,391

PART I - FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Pacific Capital Bancorp (the “Company” or “PCBC”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements, other than statements of historical fact, are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, acquisition and divestiture opportunities, plans and objectives of management for future operations, consummation of the transaction with UnionBanCal Corporation (“UNBC”) and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “will likely result,” “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements.

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

¡

Inability to close the proposed merger with UNBC when expected or at all because required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;

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

¡

Effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) and other accounting standard setters;

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

Definition of Terms

Specific accounting and banking industry terms and acronyms used throughout this document are defined in the glossary on pages 100 through 102.

ITEM 1.	FINANCIAL STATEMENTS

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share amounts) (unaudited)	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$46,512	$49,324
Interest bearing demand deposits in other financial institutions	520,272	173,408

Cash and cash equivalents	566,784	222,732
Investment securities available for sale	1,244,120	1,503,425
Loans held for sale	18,071	3,072
Loans held for investment	3,743,898	3,660,961
Allowance for loan and lease losses	(7,168)	(5,528)

Net loans held for investment	3,736,730	3,655,433
Premises and equipment, net	82,119	75,749
FHLB stock and other investments	68,861	76,356
Goodwill and other intangible assets	84,106	89,255
Other assets	190,494	224,000

TOTAL ASSETS	$5,991,285	$5,850,022

LIABILITIES
Deposits
Noninterest bearing	$1,157,173	$1,175,532
Interest bearing	3,500,608	3,441,508

Total deposits	4,657,781	4,617,040
Securities sold under agreements to repurchase	313,434	315,919
Other borrowings	72,766	66,524
Other liabilities	91,457	88,569

TOTAL LIABILITIES	5,135,438	5,088,052
SHAREHOLDERS’ EQUITY
Common stock ($0.001 par value; 50,000 authorized; 32,922 and 32,905 shares issued and outstanding at September 30, 2012, and December 31, 2011, respectively)	33	33
Paid in capital	652,697	651,066
Retained earnings	170,211	96,266
Accumulated other comprehensive income	32,906	14,605

TOTAL SHAREHOLDERS’ EQUITY	855,847	761,970

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,991,285	$5,850,022

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(dollars and shares in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2012	2011	2012	2011
Interest income
Loans	$62,517	$58,271	$182,618	$182,435
Investment securities	6,791	7,229	21,677	20,337
Other	639	548	1,875	1,711

TOTAL INTEREST INCOME	69,947	66,048	206,170	204,483
Interest expense
Deposits	5,422	6,149	16,168	19,645
Securities sold under agreements to repurchase	2,478	2,502	7,399	7,088
Other borrowings	849	1,549	2,521	7,427

TOTAL INTEREST EXPENSE	8,749	10,200	26,088	34,160

NET INTEREST INCOME	61,198	55,848	180,082	170,323
Provision for loan losses	860	787	2,012	4,253

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	60,338	55,061	178,070	166,070
Noninterest income
Service charges and fees	5,284	5,879	16,372	17,509
Trust and investment advisory fees	5,390	5,266	16,359	15,920
Gain/(loss) on securities, net	995	(35)	1,144	(251)
Other	8,397	1,883	15,728	5,196

TOTAL NONINTEREST INCOME	20,066	12,993	49,603	38,374
Noninterest expense
Salaries and employee benefits	22,139	25,867	71,734	71,860
Net occupancy expense	5,792	6,042	17,782	17,396
Other	19,134	16,187	62,944	57,290

TOTAL NONINTEREST EXPENSE	47,065	48,096	152,460	146,546

INCOME BEFORE INCOME TAX EXPENSE/(BENEFIT)	33,339	19,958	75,213	57,898
Income tax expense/(benefit)	135	(515)	1,268	(309)

NET INCOME	$33,204	$20,473	$73,945	$58,207

Earnings per share:
Basic	$1.01	$0.62	$2.25	$1.77
Diluted	$1.01	$0.62	$2.24	$1.77
Weighted average number of common shares outstanding:
Basic	32,921	32,905	32,912	32,904
Diluted	32,982	32,958	32,967	32,928

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2012	2011	2012	2011

NET INCOME	$33,204	$20,473	$73,945	$58,207
Unrealized gain on investment securities - AFS	7,866	19,481	19,445	43,266
Realized (gain) / loss on sale of investment securities - AFS included in net income	(995)	35	(1,144)	251

Total other comprehensive income	6,871	19,516	18,301	43,517

TOTAL COMPREHENSIVE INCOME	$40,075	$39,989	$92,246	$101,724

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock			Accumulated Other		Total
(dollars and shares in thousands) (unaudited)	Shares	Amount	Paid in Capital	Comprehensive (Loss)/Income	Retained Earnings	Shareholders’ Equity
Balance, December 31, 2010	32,901	$33	$650,010	$(33,104)	$25,744	$642,683
Net income	—	—	—	—	58,207	58,207
Unrealized gain on AFS securities	—	—	—	43,266	—	43,266
Net realized loss on sales and calls of AFS securities included in earnings	—	—	—	251	—	251
Stock option compensation	—	—	97	—	—	97
Restricted stock activity	4	—	475	—	—	475

Balance, September 30, 2011	32,905	$33	$650,582	$10,413	$83,951	$744,979

Balance, December 31, 2011	32,905	$33	$651,066	$14,605	$96,266	$761,970
Net income	—	—	—	—	73,945	73,945
Unrealized gain on AFS securities	—	—	—	19,445	—	19,445
Net realized gains on sales and calls of AFS securities included in earnings	—	—	—	(1,144)	—	(1,144)
Stock option compensation	—	—	271	—	—	271
Restricted stock activity	17	—	1,360	—	—	1,360

Balance, September 30, 2012	32,922	$33	$652,697	$32,906	$170,211	$855,847

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Nine Months Ended September 30,
(unaudited)	2012	2011
OPERATING ACTIVITIES:
Net income	$73,945	$58,207
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Provision for loan losses	2,012	4,253
Reserve for off-balance sheet commitments, net	(3,253)	64
Depreciation, amortization and accretion	6,061	8,170
Operating lease impairment	1,184	—
Accretion of PCI Term Pools	(128,319)	(149,388)
Stock-based compensation	1,667	580
Net amortization of discounts and premiums for investment securities - AFS	2,558	4,403
Gains on sale of assets	(13,992)	(5,687)
Loans originated for sale, net of sales and principal collections	(9,989)	17,442
Collection of taxes receivable	3,579	49,594
Changes in:
Other assets	5,145	220
Other liabilities	12,041	(1,832)

NET CASH USED IN OPERATING ACTIVITIES	(47,361)	(13,974)
INVESTING ACTIVITIES:
Proceeds from sales of loans held for investment	3,850	3,298
Loans originated for investment, net of principal collections	241,906	459,149
Purchase of loans held for investment	(227,153)	(224,780)
Proceeds from sale of investment securities - AFS	26,919	10,709
Principal pay downs, calls and maturities of investment securities - AFS	249,273	282,923
Purchase of investment securities - AFS	—	(423,915)
Proceeds from sale of low income housing tax credit partnerships, net	3,782	11,155
Purchase of premises and equipment, net	(14,508)	(10,154)
Purchase of Federal Reserve Bank stock	(46)	(576)
Proceeds from redemption of FHLB stock	7,532	7,889
Proceeds from sale of OREO, net	56,123	39,367

NET CASH PROVIDED BY INVESTING ACTIVITIES	347,678	155,065

(continued on next page)

Pacific Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(dollars in thousands)	Nine Months Ended September 30,
(unaudited)	2012	2011
FINANCING ACTIVITIES:
Increase/(decrease) in deposits, net	43,771	(310,844)
Decrease in short term borrowings, net	—	(1,668)
Repayment of long term debt and other borrowings	—	(18,789)
Other, net	(36)	(8)

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	43,735	(331,309)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	344,052	(190,218)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	222,732	495,864
CASH AND CASH EQUIVALENTS AT

END OF PERIOD	$566,784	$305,646

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$26,513	$34,362
Income taxes	3,025	4,278
Non-cash investing activity:
Net transfers from loans held for investment to loans held for sale	2,649	3,838
Transfers to OREO	26,869	46,770

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pacific Capital Bancorp is a bank holding company organized under the laws of the state of Delaware. The Company provides a full range of commercial and consumer banking services to households, professionals, and businesses through its wholly-owned subsidiary Santa Barbara Bank & Trust, National Association (“SBB&T”). These banking services include depository, lending and wealth management services. The Bank’s lending products include commercial and industrial (“commercial”), consumer, commercial and residential real estate loans and Small Business Administration (“SBA”) loans. Depository services include checking, interest bearing checking (“NOW”), money market demand accounts (“MMDA”), savings, and certificates of deposit (“CD”) accounts, as well as safe deposit boxes, travelers’ checks, money orders, foreign exchange services, and cashier’s checks. The Bank also offers a wide range of wealth management services through a full service trust operation and two registered investment advisors (“RIA”) that are wholly-owned subsidiaries, Morton Capital Management (“MCM”) and R.E. Wacker Associates (“REWA”). The Bank conducts its banking operations in the counties of Santa Barbara, Ventura, Los Angeles, Monterey, San Luis Obispo, Santa Clara, Santa Cruz, and San Benito.

Basis of Presentation

The accompanying Consolidated Financial Statements of PCBC are unaudited and, in the opinion of Management, include all adjustments necessary for a fair statement of the Company’s financial position and results of operations for the periods presented. All inter-company balances and transactions are eliminated in consolidation.

The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, also referred to as the “2011 Form 10-K.” The accompanying unaudited Consolidated Financial Statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and conform to practices within the financial services industry. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations, for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012. The Consolidated Financial Statements refer to “Management” within the disclosures. The Company’s definition of Management is the executive management team of the Company and its subsidiaries.

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

Recent Developments

On March 12, 2012, the Company announced that it had entered into a Merger Agreement with UNBC (the “Merger Agreement”). Pursuant to the Merger Agreement, each outstanding share of the Company’s common stock will be converted into the right to receive cash in the amount of $46.00 per share upon consummation of the Merger. The acquisition requires approval from banking regulators and is subject to other customary closing conditions, and is expected to be completed in the fourth quarter of 2012.

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

As a result of the Investment Transaction, pursuant to which the Investor acquired and controlled 98.1% of the voting securities of the Company, the Company followed the acquisition or purchase method of accounting as required by the Business Combinations Topic of the Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Under the rules of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin T. 5J, New Basis of Accounting Required in Certain Circumstances (“SEC SAB T. 5J”) or ASC 805-50-S99, the application of “push down” accounting is required.

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

Recent Accounting Pronouncements

During the nine months ended September 30, 2012, the following accounting pronouncement applicable to the Company was issued:

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic 350). This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. This update is effective for fiscal years beginning after September 15, 2012, and should be applied to annual and interim impairment testing. Early adoption is permitted for annual and interim impairment tests as of a date before July 27, 2012, provided that an entity’s financial statements for the most recent annual or interim period have yet to have been issued. The adoption of this new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Investment Securities

All investment securities are debt securities and are classified as available for sale (“AFS”). The appropriate classification is determined at the time of purchase. Securities classified as AFS are reported as an asset on the Consolidated Balance Sheets at their estimated fair value. As the fair value of AFS securities changes, the changes are reported (net of income taxes, if applicable) as an element of AOCI. When AFS securities, specifically identified, are sold, the unrealized gain or loss is reclassified from AOCI to noninterest income.

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

Management considers a number of factors in its analysis of whether a decline in a security’s estimated fair value is an OTTI. Certain factors considered include, but are not limited to: (a) changes in the financial condition of the issuer, (b) the payment structure of debt securities, (c) adverse changes in ratings issued by rating agencies, (d) and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Interest income is recognized based on the coupon rate, and is increased by the accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security using the effective interest method.

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

Loans originated or purchased since the Transaction Date are included in “Loans Held for Investment” within these Consolidated Financial Statements and are referred to within these Consolidated Financial Statements as “Loans originated or purchased since the Transaction Date.” At September 30, 2012 and December 31, 2011, a majority of the loans reported as Loans Held for Investment are in PCI Loan Pools. The accounting for PCI Loan Pools is significantly different from the accounting for loans originated or purchased since the Transaction Date. The accounting policies for the loans originated or purchased since the Transaction Date is covered within this section, while the accounting for PCI Loan Pools is described in the section below called “Accounting for PCI Loan Pools.”

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

Portfolio Segments

When the Company’s credit administration department reviews and updates credit risk rating for loans, there are two main groups or portfolio segments: Commercial Loans and Consumer Loans. The risk characteristics and approaches to reviewing credit risk for each portfolio segment are described in the following paragraphs.

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

ALLL Model Methodology

After reviewing the credit risk ratings in the loan portfolio, the second step is to develop an estimate of the loss inherent in individual loans or groups of similar loans. The estimation of probable losses takes into consideration the loan credit risk ratings and other factors such as:

¡	Loan balances;

¡	Loan pool segmentation;

¡	Historical loss analysis;

¡	Identification, review, and valuation of impaired loans;

¡	Changes in the economy impacting lending activities;

¡	Changes in the concentrations of various loan types;

¡	Changes in the growth rate or volume of lending activities;

¡	Changes in the trends for delinquent and problem loans;

¡	Changes in the control environment or procedures;

¡	Changes in the management and staffing effectiveness;

¡	Changes in the loan review effectiveness;

¡	Changes in the underlying collateral values of loans;

¡	Changes in the competition/regulatory/legal issues; and

¡	Unanticipated events.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

As is indicated in the section above for PCI Loan Pools, the Company aggregated all of these loans into pools with similar risk characteristics that became the individual units of accounting. The estimates of expected cash flows are therefore calculated at the pool level. An unfavorable change in the estimate of expected cash flows due to credit may require the recognition of impairment by establishing an ALLL on a pool by pool basis. A favorable change in the estimate of expected cash flows would result in reversing any previously established allowance due to an unfavorable change, but no negative allowance is recorded if the favorable change exceeds any previously recorded allowance. The excess expected cash flows are accreted into income over the remaining estimated terms of the loans in the pool. Additional information on the ALLL is provided in Note 6, “Allowance for Loan and Lease Losses” of these Consolidated Financial Statements.

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

Goodwill and Intangible Assets

Intangible assets are generally acquired through an acquisition with the exception of the mortgage serving rights. If the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so, the acquired intangible asset will be a separately recognized asset. Such intangible assets are subject to amortization over their useful lives unless they have an indefinite life. Among these identifiable intangible assets are core deposit intangibles (“CDI”), customer relationship intangibles (“CRI”), non-compete intangibles, and trade name intangibles. The Company amortizes CDI and CRI over their estimated useful lives.

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

All of the goodwill recognized in the Company’s Consolidated Financial Statements, as of September 30, 2012, is the result of the purchase accounting for the Investment Transaction. Additional information regarding goodwill and the computation of goodwill at September 30, 2012, is disclosed in Note 7, “Goodwill and Intangible Assets” of these Consolidated Financial Statements.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2012, and December 31, 2011, are summarized in the following tables:

		Recurring Fair Value Measurements at Reporting

(dollars in thousands)	As of September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)

Assets:

Available for Sale:
U.S. Agency securities	$87,897	$—	$87,897	$—
Collateralized mortgage obligations	766,007	—	766,007	—
Mortgage-backed securities (1)	198,411	—	198,411	—
State and municipal securities	191,805	—	191,805	—

Total available for sale securities	1,244,120	—	1,244,120	—
Fair value swap asset	7,278	—	7,278	—
Fair value of derivative loan contracts	218	—	218	—

Total assets at fair value	$1,251,616	$—	$1,251,616	$—

Liabilities:
Fair value swap liability	$7,312	$—	$7,312	$—
Fair value of derivative loan contracts	841	—	841	—

Total liabilities at fair value	$8,153	$—	$8,153	$—

(1) The mortgage-backed securities (“MBS”) included in the tables above are residential MBS.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 2.	FAIR VALUE OF FINANCIAL INSTRUMENTS – CONTINUED

		Recurring Fair Value Measurements at Reporting

(dollars in thousands)	As of December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)

Assets:
Available for Sale:
U.S. Agency securities	$114,906	$—	$114,906	$—
Collateralized mortgage obligations	938,964	—	938,964	—
Mortgage-backed securities (1)	237,044	—	237,044	—
State and municipal securities	212,511	—	212,511	—

Total available for sale securities	1,503,425	—	1,503,425	—
Fair value swap asset	9,200	—	9,200	—
Fair value of derivative loan contracts	8	—	8	—

Total assets at fair value	$1,512,633	$—	$1,512,633	$—

Liabilities:
Fair value swap liability	$9,242	$—	$9,242	$—
Fair value of derivative loan contracts	2	—	2	—

Total liabilities at fair value	$9,244	$—	$9,244	$—

(1)	The MBS included in the tables above are residential MBS.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 2.	FAIR VALUE OF FINANCIAL INSTRUMENTS – CONTINUED

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required to periodically measure certain financial assets at fair value on a nonrecurring basis. The financial assets identified in the table below are fair value measurements that resulted from the application of lower of cost or fair value accounting and were written-down to the fair value during the nine months ended September 30, 2012, and September 30, 2011. The amounts disclosed in the table below represent the fair value as of the date of the most recent fair value adjustment as well as the losses for the periods. A summary of the assets measured at fair value on a nonrecurring basis are summarized in the tables below:

		Nonrecurring Fair Value Measurements at Reporting
(dollars in thousands)	As of September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)	Losses for the Nine Months Ended September 30, 2012

Foreclosed collateral	$15,863	$—	$15,863	$—	$2,358	(1)

Servicing rights	917	—	—	917	98	(2)

Total assets at fair value	$16,780	$—	$15,863	$917	$2,456

		Nonrecurring Fair Value Measurements at Reporting
(dollars in thousands)	As of September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Active markets for similar assets (Level 2)	Unobservable inputs (Level 3)	Losses for the Nine Months Ended September 30, 2011

Foreclosed collateral	$24,434	$—	$24,434	$—	$4,554	(1)

Servicing rights	313	—	—	313	111	(2)

Total assets at fair value	$24,747	$—	$24,434	$313	$4,665

(1)	Losses were recognized due to the decline of real estate values.
(2)	Losses were recognized due to higher than previously estimated prepayments as a result of a decline in overall interest rates.

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

	September 30, 2012		December 31, 2011
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and due from banks	$ 46,512	$ 46,512	$ 49,324	$ 49,324
Interest bearing demand deposits in other financial institutions	520,272	520,272	173,408	173,408
Loans held for investment, net	3,736,730	3,804,460	3,655,433	3,704,493
FHLB stock and other investments	68,861	68,861	76,356	76,356

Liabilities:
Deposits (excluding CDs)	3,282,902	3,282,902	3,058,078	3,058,078
CDs	1,374,879	1,394,988	1,558,962	1,578,189
Other borrowings	72,766	78,704	66,524	70,735
Securities sold under agreements to repurchase	313,434	326,020	315,919	318,370

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

Loans Held for Investment, net

The carrying value of the loans held for investment at September 30, 2012, and December 31, 2011, was significantly impacted by the write down to fair value at the Transaction Date due to the application of purchase accounting related to the Investment Transaction. At the Transaction Date, the loans purchased were at fair value based on the contractual cash flows expected to be collected. The fair value presented above is calculated based on the present value of expected principal and interest cash flows. The carrying value of the loans is net of the ALLL which represents Management’s evaluation of expected credit losses inherent in those loan portfolios. These methods are based on the entrance price concept versus the exit price concept described in ASC 820, Fair Value Measurements.

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

Deposits (excluding Certificates of Deposit)

The fair value of demand deposits, money market accounts, and savings accounts is the amount payable on demand at September 30, 2012, and December 31, 2011. The Company classifies these deposits in Level 1 of the fair value hierarchy.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3.	INVESTMENT SECURITIES

A summary of investment securities held by the Company at September 30, 2012, and December 31, 2011, is as follows:

	September 30, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Agency securities (1)	$87,568	$329	$—	$87,897
Mortgage-backed securities (2)	191,289	7,153	(31)	198,411
Collateralized mortgage obligations (3)	754,482	11,991	(466)	766,007
State and municipal securities	177,875	14,727	(797)	191,805

Total securities	$1,211,214	$34,200	$(1,294)	$1,244,120

	December 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Agency securities (1)	$114,278	$628	$—	$114,906
Mortgage-backed securities (2)	232,737	4,378	(71)	237,044
Collateralized mortgage obligations (3)	931,875	9,471	(2,382)	938,964
State and municipal securities	209,930	4,583	(2,002)	212,511

Total securities	$1,488,820	$19,060	$(4,455)	$1,503,425

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

Available for Sale Securities

At September 30, 2012, and December 31, 2011, the Company held $1.24 billion and $1.50 billion, respectively, of securities in its AFS portfolio. Unrealized gains or losses relating to AFS securities are accounted for by adjusting the carrying amount of the securities. An offsetting entry after the adjustment for taxes at the Company’s corporate effective tax rate, when applicable, is recognized in AOCI.

Fair values are obtained from independent sources based on current market prices for the specific security held by the Company or for a security with similar characteristics. If a security is in an unrealized loss position, Management is required to determine whether or not the security is temporarily or permanently impaired.

The following tables show all AFS securities that are in an unrealized loss position, and temporarily impaired, as of September 30, 2012, and December 31, 2011:

	September 30, 2012
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$6,057	$(293)	$12,701	$(504)	$18,758	$(797)
Mortgage-backed securities	1,184	(26)	391	(5)	1,575	(31)
Collateralized mortgage obligations	1,666	(9)	18,791	(457)	20,457	(466)

Total	$8,907	$(328)	$31,883	$(966)	$40,790	$(1,294)

	December 31, 2011
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal bonds	$6,359	$(21)	$45,230	$(1,981)	$51,589	$(2,002)
Mortgage-backed securities	2,784	(36)	2,910	(35)	5,694	(71)
Collateralized mortgage obligations	184,141	(1,978)	1,450	(404)	185,591	(2,382)

Total	$193,284	$(2,035)	$49,590	$(2,420)	$242,874	$(4,455)

As of September 30, 2012, and December 31, 2011, 65 and 142 AFS securities were in a loss position, respectively. The $1.3 million and $4.5 million of unrealized losses for the AFS portfolio as of September 30, 2012, and December 31, 2011, respectively, are primarily a result of changes in market interest rates. The fair value is based on current market prices obtained from independent sources for each security held. At September 30, 2012, the issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities and the most recent credit ratings on all securities have an investment grade rating. At September 30, 2012, the Company holds no securities with a credit rating below investment grade. At September 30, 2012, Management does not intend to sell any of the securities in a loss position nor are there any conditions present at September 30, 2012, that would require Management to sell them. As such, Management does not believe that there are any securities that are OTTI as of September 30, 2012.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3.	INVESTMENT SECURITIES – CONTINUED

Contractual Maturities for Securities Portfolio

The amortized cost and estimated fair value of debt securities at September 30, 2012, and December 31, 2011, by weighted average contractual maturity, are shown in the table below:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale securities:
In one year or less	$79,201	$79,459	$83,611	$83,892
After one year through five years	902,317	919,148	1,063,218	1,072,379
After five years through ten years	96,787	101,120	190,895	194,750
After ten years	132,909	144,393	151,096	152,404

Total securities	$1,211,214	$1,244,120	$1,488,820	$1,503,425

Expected maturities will differ from contractual maturities because borrowers or issuers have the right to call or prepay investment securities. Changes in interest rates may also impact borrowers or issuers of investment securities and cause them to prepay investment securities earlier than the contractual term.

Interest Income

The following table summarizes interest income from investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Interest income for AFS securities:
Taxable:
U.S. Agency securities	$230	$296	$724	$1,114
Asset-backed securities	—	—	—	73
CMO’s and MBS	4,630	4,784	14,964	12,677
Nontaxable:
State and municipal securities	1,931	2,149	5,989	6,473

Total interest income for AFS securities	$6,791	$7,229	$21,677	$20,337

Pledged Securities

Securities with a carrying value of approximately $710.9 million and $688.3 million at September 30, 2012, and December 31, 2011, respectively, were pledged to secure public funds, trust deposits, repurchase agreements and other borrowings as required or permitted by law.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3.	INVESTMENT SECURITIES – CONTINUED

Investment in FHLB and Reserve Bank Stock

The Company’s investment in stock of the FHLB was $46.6 million and $54.3 million at September 30, 2012, and December 31, 2011, respectively. As with other investment securities, the investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. Based on the current capital adequacy, liquidity position and recent credit ratings of the FHLB, Management believes there is no impairment in the Company’s investment at September 30, 2012, and that the cost of the investment approximates fair value. The Company’s investment in stock of the Reserve Bank was $18.8 million at September 30, 2012, and December 31, 2011. The investments of FHLB and Reserve Bank stock are included in FHLB stock and other investments on the Company’s Consolidated Balance Sheets.

NOTE 4.	LOANS

Loans Held for Sale

As of September 30, 2012, and December 31, 2011, the Company had loans held for sale with a carrying value of $18.1 million, and $3.1 million, respectively, representing residential 1 to 4 family unit loans.

Loans Held for Investment

The composition of the Company’s loans held for investment portfolio at carrying value is as follows:

(dollars in thousands)	September 30, 2012	December 31, 2011

Real estate:
Residential - 1 to 4 family	$1,204,734	$1,040,126
Multifamily	543,391	344,643
Commercial	1,486,464	1,588,852
Construction	67,290	185,400
Revolving - 1 to 4 family	226,357	249,857
Commercial loans	164,498	189,226
Consumer loans	40,181	49,977
Other loans	10,983	12,880

Total loans held for investment	$3,743,898	$3,660,961

The table above includes PCI Term Pools and PCI Revolving Pools, which were recorded at fair value at the Transaction Date. The loan balances above are net of deferred loan origination fees, commitment extension fees and origination costs. These unamortized net deferred costs totaled $3.0 million and $1.1 million at September 30, 2012, and December 31, 2011, respectively, and relate only to loans originated after the Transaction Date. Unamortized net deferred fees were eliminated in the purchase accounting at the Transaction Date.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.	LOANS - CONTINUED

A summary of the carrying balances of loans originated or purchased since the Transaction Date are as follows, and excludes loans held for sale:

(dollars in thousands)	September 30, 2012	December 31, 2011

Real estate:
Residential - 1 to 4 family	$567,667	$296,257
Multifamily	365,115	151,417
Commercial	159,801	114,307
Construction	10,993	1,793
Revolving - 1 to 4 family	5,434	3,890
Commercial loans	26,444	11,622
Consumer loans	5,702	6,404
Other loans	3,658	2,335

Total	$1,144,814	$588,025

Loan Purchases

The following table summarizes loans the Company purchased during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Real estate:
Residential - 1 to 4 family	$79,679	$14,023	$184,147	$39,991
Multifamily	—	5,110	44,268	102,901
Commercial	—	—	—	90,559
Net, purchase premium/(discount)	1,473	227	(1,262)	(8,671)

Total loans purchased	$81,152	$19,360	$227,153	$224,780

During the three and nine months ended September 30, 2012, the Company purchased $81.2 million and $227.2 million of loans, respectively. Loans purchased during the three months ended September 30, 2012, were residential real estate 1 to 4 family loans. Loan purchases for the nine months ended September 30, 2012, were residential real estate 1 to 4 family and multifamily loans.

During the three and nine months ended September 30, 2011, the Company purchased loans of $19.4 million, and $224.8 million, respectively. These loans consisted of residential real estate 1 to 4 family loans, multifamily and commercial real estate loans.

All loans purchased during the three and nine months ended September 30, 2012, and 2011, were performing loans at the time of purchase, and are not considered credit impaired. The determination to not classify loans purchased at a discount as purchased credit impaired was based on due diligence performed prior to their purchase. When reviewing and selecting loans for purchase, the Company required that the loans have no delinquencies during the previous 36 months, i.e., all contractual payments had been made on time. In addition, a majority of the loans purchased were seasoned loans which were originated prior to 2005. All these loans were assigned an internal credit risk grade of “Pass” at the date of purchase.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.	LOANS - CONTINUED

Loan Sales and Transactions

A summary of the loan sale activities by loan portfolio, excluding SBA loans, is below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Loans sold:
Residential real estate loans	$50,157	$11,685	$105,182	$53,478
Commercial real estate and construction loans	3,850	—	3,850	2,500

Total loans sold, net carrying value	$54,007	$11,685	$109,032	$55,978

Net gain on loans sold:
Net gain on residential real estate loans	$1,367	$214	$2,361	$819

Total net gain on loans sold	$1,367	$214	$2,361	$819

Loans sold with servicing released:
Residential real estate loans	$5,307	$1,849	$9,350	$28,340
Commercial real estate and construction loans	3,850	—	3,850	2,500

Total loans sold with servicing released, net carrying value	$9,157	$1,849	$13,200	$30,840

Loans sold with servicing retained:
Residential real estate loans	$44,850	$9,836	$95,832	$25,138

Total loans sold with servicing retained, net carrying value	$44,850	$9,836	$95,832	$25,138

Servicing rights recorded on loans sold:	$347	$92	$819	$259

Pledged Loans

At September 30, 2012, and December 31, 2011, loans secured by residential and commercial real estate with principal balances totaling $55.7 million, and $45.9 million, respectively, were pledged to the FHLB as collateral for borrowings. The amounts pledged do not represent the amount of outstanding borrowings that are required to be supported by collateral. The Company maintains an excess of collateral at these institutions so that it may borrow without having to first transfer collateral to them.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.	LOANS - CONTINUED

Unfunded Loan Commitments and Letters of Credit

As of September 30, 2012, and December 31, 2011, the contractual commitments for unfunded commitments and letters of credit are as follows:

	September 30, 2012
(dollars in thousands)	Total	Less than one year	One to three years	Three to five years	More than five years
Unfunded commitments	$412,286	$142,340	$58,186	$42,131	$169,629
Standby letters of credit and financial guarantees	75,855	23,120	14,441	32,839	5,455

Total	$488,141	$165,460	$72,627	$74,970	$175,084

	December 31, 2011
(dollars in thousands)	Total	Less than one year	One to three years	Three to five years	More than five years
Unfunded commitments	$488,611	$145,827	$60,156	$81,248	$201,380
Standby letters of credit and financial guarantees	69,426	40,553	13,417	3,119	12,337

Total	$558,037	$186,380	$73,573	$84,367	$213,717

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a client to a third party in borrowing arrangements. At September 30, 2012, the maximum undiscounted future payments that the Company could be required to make were $488.1 million. Approximately 33.9% of these arrangements mature within one year. The Company generally has recourse to recover from the client any amounts paid under these guarantees. Most of the guarantees are fully collateralized by the same types of assets used as loan collateral, however several are unsecured.

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

The reserve for the unfunded loan commitments and letters of credit was $12.9 million and $16.2 million at September 30, 2012, and December 31, 2011, respectively. The reserve for unfunded loan commitments declined during 2012, primarily due to the expiration of commitments. Refer to Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements for additional information regarding the accounting for unfunded commitments and letters of credit.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.	LOANS - CONTINUED

The table below summarizes the reserve for unfunded loan commitments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Beginning balance	$14,435	$19,063	$16,184	$19,032
(Reductions)/additions, net	(1,504)	33	(3,253)	64

Balance	$12,931	$19,096	$12,931	$19,096

Related Parties

In the ordinary course of business, the Company has extended credit to directors and executive officers of the Company. These extensions of credit were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company. These related party loans totaled $1.9 million at September 30, 2012, and December 31, 2011. At September 30, 2012, the maturities of the related party loans were approximately 26 years, and were made to senior officers of the Company. Such loans are subject to ratification by the Board of Directors, exclusive of the borrowing director or officer. Federal banking regulations require that any such extensions of credit not be offered on terms more favorable than would be offered to non-related party borrowers of similar credit worthiness.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 5.	PURCHASED CREDIT IMPAIRED POOLS – CONTINUED

The following table summarizes the balance of PCI Term Pools:

(dollars in thousands)	September 30, 2012	December 31, 2011
Real estate:
Residential - 1 to 4 family	$584,362	$679,282
Multifamily	176,929	191,850
Commercial	1,322,142	1,454,837
Construction	51,605	179,646
Revolving - 1 to 4 family	—	5,949
Commercial loans	40,551	56,806
Consumer loans	17,936	22,342
Other loans	4,905	5,838

Total PCI term pools - carrying balance	$2,198,430	$2,596,550

Total PCI term pools - unpaid principal balance	$2,411,020	$2,841,625

The following table summarizes the balance of the PCI Revolving Pools:

(dollars in thousands)	September 30, 2012	December 31, 2011
Real estate:
Residential - 1 to 4 family	$52,705	$64,587
Multifamily	1,347	1,376
Commercial	4,521	19,708
Construction	4,692	3,961
Revolving - 1 to 4 family	220,923	240,018
Commercial loans	97,503	120,798
Consumer loans	16,543	21,231
Other loans	2,420	4,707

Total PCI revolving pools - carrying balance	$400,654	$476,386

Total PCI revolving pools - unpaid principal balance	$468,661	$557,023

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 5.	PURCHASED CREDIT IMPAIRED POOLS – CONTINUED

    The following table summarizes the accretable yield or income expected to be collected for PCI Term Pools purchased:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011

Balance at beginning of period	$537,093	$686,671	$577,105	$785,001
Accretion of income (1)	(42,158)	(45,492)	(128,319)	(149,388)
Reclassification from nonaccretable difference related to improvement in credit loss expectations (2)	10,845	2,880	70,963	8,446
Reclassification to nonaccretable difference related to changes in prepayment expectations and other factors (3)	(22,251)	—	(36,220)	—

Balance at end of period	$483,529	$644,059	$483,529	$644,059

(1)	Accretion of income represents the recognition of the discount rate used to present value the expected cash flows.
(2)	Relates to changes in credit loss expectations.
(3)	Relates primarily to changes in prepayment expectations, and also relates to changes in spot rates for variable rate loans.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables summarize the activity within the ALLL for the three and nine months ended September 30, 2012, and 2011:

	Three Months Ended September 30, 2012
(dollars in thousands)	Beginning Balance at June 30, 2012	Charge-offs	Recoveries	Provision for loan and lease losses	Ending Balance at September 30, 2012
Real estate:
Residential - 1 to 4 family	$3,182	$—	$—	$750	$3,932
Multifamily	906	—	—	171	1,077
Commercial	762	—	1	162	925
Construction	66	—	—	214	280
Revolving - 1 to 4 family	100	—	—	6	106
Commercial loans	835	—	—	(286)	549
Consumer loans	101	—	54	(146)	9
Other loans	70	(35)	12	28	75
Purchased credit impaired loans	527	(273)	—	(39)	215

Total	$6,549	$(308)	$67	$860	$7,168

	Three Months Ended September 30, 2011
(dollars in thousands)	Beginning Balance at June 30, 2011	Charge-offs	Recoveries	Provision for loan and lease losses	Ending Balance at September 30, 2011
Real estate:
Residential - 1 to 4 family	$1,398	$—	$—	$81	$1,479
Multifamily	528	—	—	133	661
Commercial	537	—	—	92	629
Construction	7	—	—	(6)	1
Revolving - 1 to 4 family	72	—	—	(11)	61
Commercial loans	623	(25)	—	282	880
Consumer loans	250	—	—	64	314
Other loans	162	(73)	22	152	263

Total	$3,577	$(98)	$22	$787	$4,288

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES - CONTINUED

	Nine Months Ended September 30, 2012
(dollars in thousands)	Beginning Balance at December 31, 2011	Charge-offs	Recoveries	Provision for loan and lease losses	Ending Balance at September 30, 2012
Real estate:
Residential - 1 to 4 family	$1,952	$—	$—	$1,980	$3,932
Multifamily	783	—	—	294	1,077
Commercial	722	(1)	1	203	925
Construction	20	—	—	260	280
Revolving - 1 to 4 family	71	—	—	35	106
Commercial loans	437	—	—	112	549
Consumer loans	327	(75)	77	(320)	9
Other loans	349	(137)	36	(173)	75
Purchased credit impaired loans	867	(273)	—	(379)	215

Total	$5,528	$(486)	$114	$2,012	$7,168

	Nine Months Ended September 30, 2011
(dollars in thousands)	Beginning Balance at December 31, 2010	Charge-offs	Recoveries	Provision for loan and lease losses	Ending Balance at September 30, 2011
Real estate:
Residential - 1 to 4 family	$120	$—	$—	$1,359	$1,479
Multifamily	—	—	—	661	661
Commercial	—	—	—	629	629
Construction	—	—	—	1	1
Revolving - 1 to 4 family	28	—	—	33	61
Commercial loans	206	(25)	—	699	880
Consumer loans	69	(8)	—	253	314
Other loans	97	(203)	51	318	263
Purchased credit impaired loans	—	(300)	—	300	—

Total	$520	$(536)	$51	$4,253	$4,288

The ALLL at September 30, 2012, and December 31, 2011, relates to the Company’s estimate of credit losses inherent in loans originated or purchased since the Transaction Date, as well as estimates for losses in PCI Loan Pools to the extent that estimates for cash flows from those pools are below Management’s prior expectations. At September 30, 2012, and December 31, 2011, the majority of the ALLL relates to loans the Company originated or purchased since the Transaction Date. At September 30, 2012, and December 31, 2011, the portion of the ALLL that related to PCI Loan Pools was $215,000, and $867,000, respectively, and is attributed to one PCI Term Pool. At September 30, 2012, cash flows from all other PCI Loan Pools were within Management’s expectations, and no additional ALLL was required to be recognized during the nine months ended September 30, 2012.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

For the three and nine months ended September 30, 2012, and 2011, charge-offs and recoveries related to overdrafts, and small consumer loans. Charge-offs during the three and nine months ended September 30, 2011, primarily relate to a write down on one PCI Term Pool and overdrafts. Provision for loan and lease losses for the three and nine months ended September 30, 2012, and 2011, relate primarily to an increase in the balance of originated or purchased loans during those periods with lower historical loss rates, and better performance than expected in the PCI Loan Pools.

Nonperforming Loans

Nonperforming loans include nonaccrual loans, loans past due 90 days which are accruing interest, and TDRs. The reporting for nonperforming loans was significantly impacted by the Investment Transaction as described in Note 1, “Summary of Significant Accounting Policies,” and Note 5, “Purchased Credit Impaired Pools” of these Consolidated Financial Statements, because all loans were recorded at their fair value at the Transaction Date, and the majority of the Company’s loans as of and since the Transaction Date are accounted for as PCI loans under ASC 310-30. At September 30, 2012, and December 31, 2011, all of the nonperforming loans reported in the table below are from the PCI Revolving Pools, or were originated or purchased since the Transaction Date.

The table below summarizes loans classified as nonperforming:

(dollars in thousands)	September 30, 2012	December 31, 2011
Nonaccrual loans:
Real estate:
Residential - 1 to 4 family	$2,308	$2,896
Multifamily	247	—
Commercial	1,191	426
Construction	—	320
Revolving - 1 to 4 family	7,157	6,842
Commercial loans	3,962	5,275
Consumer loans	79	155
Other loans	329	481

Total nonaccrual loans (1)	15,273	16,395

Troubled debt restructured loans:
Real estate:
Residential - 1 to 4 family	1,031	732
Revolving - 1 to 4 family	196	—
Commercial loans	398	305
Consumer loans	77	—

Total troubled debt restructured loans	1,702	1,037

Total nonperforming loans	$16,975	$17,432

(1)	Nonaccrual loans do not include TDRs that have been placed on nonaccruing status.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

The table below summarizes troubled debt restructurings:

(dollars in thousands)	September 30, 2012	December 31, 2011
Troubled debt restructurings:
Nonaccrual status	$1,194	$1,037
Accrual status	508	—

Total troubled debt restructured loans	$1,702	$1,037

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

Classified and Nonclassified Loans

The following table summarizes classified and nonclassified loans as defined in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements. The amounts are reported at the net carrying amounts at September 30, 2012, and December 31, 2011:

	September 30, 2012
(dollars in thousands)	Non-Classified	Classified	Total

Loans Originated or Purchased Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$567,667	$—	$567,667
Multifamily	364,868	247	365,115
Commercial	159,060	741	159,801
Construction	10,993	—	10,993
Revolving - 1 to 4 family	5,434	—	5,434
Commercial loans	25,456	988	26,444
Consumer loans	5,702	—	5,702
Other loans	3,576	82	3,658

	1,142,756	2,058	1,144,814

PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	47,486	5,219	52,705
Multifamily	1,347	—	1,347
Commercial	3,549	972	4,521
Construction	4,692	—	4,692
Revolving - 1 to 4 family	210,370	10,553	220,923
Commercial loans	82,603	14,900	97,503
Consumer loans	16,155	388	16,543
Other loans	1,961	459	2,420

	368,163	32,491	400,654

PCI Term Pools:
Real estate:
Residential - 1 to 4 family	526,556	57,806	584,362
Multifamily	163,941	12,988	176,929
Commercial	1,109,650	212,492	1,322,142
Construction	32,927	18,678	51,605
Commercial loans	29,112	11,439	40,551
Consumer loans	17,446	490	17,936
Other loans	4,645	260	4,905

	1,884,277	314,153	2,198,430

Total loans held for investment	$3,395,196	$348,702	$3,743,898

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

	December 31, 2011
(dollars in thousands)	Non-Classified	Classified	Total

Loans Originated or Purchased Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$296,257	$—	$296,257
Multifamily	151,417	—	151,417
Commercial	114,307	—	114,307
Construction	1,793	—	1,793
Revolving - 1 to 4 family	3,890	—	3,890
Commercial loans	11,622	—	11,622
Consumer loans	6,404	—	6,404
Other loans	2,222	113	2,335

	587,912	113	588,025

PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	59,505	5,082	64,587
Multifamily	1,376	—	1,376
Commercial	18,923	785	19,708
Construction	3,641	320	3,961
Revolving - 1 to 4 family	227,889	12,129	240,018
Commercial loans	107,268	13,530	120,798
Consumer loans	20,542	689	21,231
Other loans	4,054	653	4,707

	443,198	33,188	476,386

PCI Term Pools:
Real estate:
Residential - 1 to 4 family	595,104	84,178	679,282
Multifamily	180,971	10,879	191,850
Commercial	1,158,546	296,291	1,454,837
Construction	69,318	110,328	179,646
Revolving - 1 to 4 family	2,086	3,863	5,949
Commercial loans	34,937	21,869	56,806
Consumer loans	21,563	779	22,342
Other loans	4,662	1,176	5,838

	2,067,187	529,363	2,596,550

Total loans held for investment	$3,098,297	$562,664	$3,660,961

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

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

The Company uses internally assigned credit risk grades in monitoring the credit quality of the loan portfolio. Changes in credit risk grades serve as indications of potential problem loans, and improvement or worsening of existing problem loans, which assist the Company with the process of determining the ultimate collectability of the loan portfolio for loans originated or purchased since the Transaction Date, and assists with determining future cash flows for the PCI Loan Pools. Changes in balances of classified and nonclassified loans are factors that impact the required level of the ALLL for new and purchased loans since the Transaction Date under the Company’s periodic evaluation of the adequacy of the ALLL. Changes in classified and nonclassified loans are also considered by the Company in its periodic evaluation of cash flows from PCI Loan Pools, but do not necessarily indicate impairment or the need for an ALLL or a reversal of a previously established ALLL for PCI Loan Pools, as such loans are accounted for based on expected cash flows, as more fully described in Note 1, “Summary of Significant Accounting Policies,” of these Consolidated Financial Statements. Changes in credit risk grades for PCI Loan Pools serve primarily as a basis for the Company to manage the underlying credit quality and collection efforts of loans within PCI Loan Pools, and for the establishment of assumptions used by the Company in estimating cash flows expected to be collected from these pools in future periods.

Aging of Past Due Loans

A majority of the loans held by the Company have been pooled into PCI Term Pools and none of the pools were considered past due at September 30, 2012, and December 31, 2011, when reporting on a pooled basis in accordance with ASC 310-30. The following tables provide the aging of past due loans on an individual loan basis at the net carrying amount at September 30, 2012, and December 31, 2011.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

	September 30, 2012
(dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due - Still Accruing	Nonaccrual (1)	Total
Loans Originated or Purchased Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$567,667	$—	$—	$—	$567,667
Multifamily	364,819	49	—	247	365,115
Commercial	159,060	—	—	741	159,801
Construction	10,993	—	—	—	10,993
Revolving - 1 to 4 family	5,434	—	—	—	5,434
Commercial loans	26,444	—	—	—	26,444
Consumer loans	5,702	—	—	—	5,702
Other loans	3,622	36	—	—	3,658

	1,143,741	85	—	988	1,144,814

PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	48,691	843	—	3,171	52,705
Multifamily	1,347	—	—	—	1,347
Commercial	4,071	—	—	450	4,521
Construction	4,692	—	—	—	4,692
Revolving - 1 to 4 family	212,556	1,014	—	7,353	220,923
Commercial loans	88,782	4,624	—	4,097	97,503
Consumer loans	16,313	151	—	79	16,543
Other loans	1,976	115	—	329	2,420

	378,428	6,747	—	15,479	400,654

PCI Term Pools:
Real estate:
Residential - 1 to 4 family	567,002	5,263	12,097	—	584,362
Multifamily	175,515	661	753	—	176,929
Commercial	1,293,504	11,591	17,047	—	1,322,142
Construction	44,275	792	6,538	—	51,605
Commercial loans	35,233	306	5,012	—	40,551
Consumer loans	17,503	433	—	—	17,936
Other loans	4,905	—	—	—	4,905

	2,137,937	19,046	41,447	—	2,198,430

Total loans held for investment	$3,660,106	$25,878	$41,447	$16,467	$3,743,898

(1)	At September 30, 2012, $8.1 million of nonaccruing loans were current, and $2.0 million of nonaccruing loans were 30-89 days past due.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

	December 31, 2011
(dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due - Still Accruing	Nonaccrual (1)	Total

Loans Originated or Purchased Since Transaction Date:
Real estate:
Residential - 1 to 4 family	$296,257	$—	$—	$—	$296,257
Multifamily	151,314	103	—	—	151,417
Commercial	114,306	1	—	—	114,307
Construction	1,793	—	—	—	1,793
Revolving - 1 to 4 family	3,890	—	—	—	3,890
Commercial loans	11,321	301	—	—	11,622
Consumer loans	6,335	69	—	—	6,404
Other loans	2,306	29	—	—	2,335

	587,522	503	—	—	588,025

PCI Revolving Pools:
Real estate:
Residential - 1 to 4 family	58,973	1,986	—	3,628	64,587
Multifamily	1,376	—	—	—	1,376
Commercial	19,206	76	—	426	19,708
Construction	3,641	—	—	320	3,961
Revolving - 1 to 4 family	231,777	1,399	—	6,842	240,018
Commercial loans	106,642	8,576	—	5,580	120,798
Consumer loans	20,941	135	—	155	21,231
Other loans	4,179	47	—	481	4,707

	446,735	12,219	—	17,432	476,386

PCI Term Pools:
Real estate:
Residential - 1 to 4 family	630,441	30,553	18,288	—	679,282
Multifamily	186,190	3,741	1,919	—	191,850
Commercial	1,407,344	22,593	24,900	—	1,454,837
Construction	111,171	1,917	66,558	—	179,646
Revolving - 1 to 4 family	2,304	—	3,645	—	5,949
Commercial loans	47,105	907	8,794	—	56,806
Consumer loans	22,088	227	27	—	22,342
Other loans	4,999	37	802	—	5,838

	2,411,642	59,975	124,933	—	2,596,550

Total loans held for investment	$3,445,899	$72,697	$124,933	$17,432	$3,660,961

(1)	At December 31, 2011 $10.2 million of nonaccruing loans were current, and $1.7 million of nonaccruing loans were 30-89 days past due.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

Impaired Loans

PCI Loan Pools are measured for impairment at the pool level, based on estimates for aggregate cash flows expected to be collected from each pool. At September 30, 2012, and December 31, 2011, all PCI Term Pools were considered performing. Impaired loans as of September 30, 2012, represent TDRs within the PCI Revolving Pools, as well as one nonaccruing commercial real estate loan and four small multifamily loans in the newly originated or purchased loans portfolio. At December 31, 2011, all impaired loans represented TDRs within the PCI Revolving Pools.

The following tables disaggregate the ALLL and the recorded investment in loans by impairment methodology at September 30, 2012, and December 31, 2011:

	Allowance for Loan and Lease Losses September 30, 2012
(dollars in thousands)	Commercial	Consumer	Total
Individually evaluated for impairment (1)	$92	$—	$92
Collectively evaluated for impairment (2)	2,814	4,047	6,861
Acquired with deteriorated credit quality - Term (3)	215	—	215
Acquired with deteriorated credit quality - Revolving (4)	—	—	—

	$3,121	$4,047	$7,168

	Recorded Investment in Loans September 30, 2012
(dollars in thousands)	Commercial	Consumer	Total
Individually evaluated for impairment (1)	$988	$—	$988
Collectively evaluated for impairment (2)	565,023	578,803	1,143,826
Acquired with deteriorated credit quality - Term (3)	1,596,132	602,298	2,198,430
Acquired with deteriorated credit quality - Revolving (4)	110,483	290,171	400,654

	$2,272,626	$1,471,272	$3,743,898

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

(4)

Represents the related loan carrying value for revolving loan pools accounted for in accordance with ASC 310-20, Receivables, Nonrefundable Fees and Other Costs and pursuant to amendments by ASU 2010-20 regarding allowance for PCI Revolving Loan Pools. Included in this amount are $1.7 million of TDRs, of which $1.3 million was from the consumer loan portfolio, and $398,000 was from the commercial loan portfolio.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

The table below summarizes impaired loans:

(dollars in thousands)	September 30, 2012	December 31, 2011
Real estate:
Residential - 1 to 4 family	$1,031	$732
Multifamily	247	—
Commercial	741	305
Revolving - 1 to 4 family	196	—
Commercial loans	398	—
Consumer loans	77	—

Impaired loans - carrying balance	$2,690	$1,037

Impaired loans - unpaid principal balance	$2,970	$1,195

The table below summarizes the average recorded investment in impaired loans for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Average investment in impaired loans for the period	$8,152	$926	$5,585	$531

Interest income recognized on impaired loans during the periods for which the average recorded investment in impaired loans is presented in the table above was insignificant, and not material.

Troubled Debt Restructurings

The following tables provide a summary of loans modified as TDRs during the three and nine months ended September 30, 2012, and 2011:

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	PCI Revolving Loans		New and Purchased Loans		PCI Revolving Loans		New and Purchased Loans
(dollars in thousands)	Amount	Number	Amount	Number	Amount	Number	Amount	Number
Residential - 1 to 4 family	$172	1	$—	—	$676	4	$—	—
Revolving - 1 to 4 family	96	1	—	—	—	—	—	—
Commercial loans	100	1	—	—	—	—	—	—

Total TDRs during the period	$368	3	$—	—	$676	4	$—	—

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.	ALLOWANCE FOR LOAN AND LEASE LOSSES – CONTINUED

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	PCI Revolving Loans		New and Purchased Loans		PCI Revolving Loans		New and Purchased Loans
(dollars in thousands)	Amount	Number	Amount	Number	Amount	Number	Amount	Number
Residential - 1 to 4 family	$557	3	$—	—	$676	4	$—	—
Revolving - 1 to 4 family	295	4	—	—	345	1	—	—
Commercial loans	474	5	—	—	139	2	—	—

Total TDRs during the period	$1,326	12	$—	—	$1,160	7	$—	—

Loan modifications made during the three and nine months ended September 30, 2012, and 2011, that are reported as TDRs are attributed to reductions in interest rates, extension of terms, and reductions in periodic contractual payments for a specified period of time. As discussed in Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements, the aggregation of loans into pools at the Transaction Date, along with the application of ASC 310-30, eliminated the requirement for loans within the PCI Term Pools to be evaluated on the underlying individual loan performance and classification as TDRs.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets reported on the Consolidated Balance Sheet for September 30, 2012, and December 31, 2011, is comprised of the following:

(dollars in thousands)	September 30, 2012	December 31, 2011
Goodwill	$26,550	$26,550
Core deposit intangible	27,035	31,040
Customer relationship intangible	15,469	16,724
Trade name intangible	12,471	12,471
Mortgage and other loan servicing rights	2,529	2,378
Other	52	92

Total	$84,106	$89,255

The table below presents the allocation of goodwill by segment:

(dollars in thousands)	September 30, 2012	December 31, 2011
Segment:
Commercial & Community Banking	$21,627	$21,627
Wealth Management	4,923	4,923

Total	$26,550	$26,550

The Company completed the annual goodwill impairment testing during the third quarter of 2012 and no impairment was recognized.

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

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS – CONTINUED

A summary of the activity for other intangible assets, by asset class, is as follows:

	Three Months Ended September 30, 2012
(dollars in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Trade Name Intangible	Mortgage Servicing Rights
Balance, June 30, 2012	$28,329	$15,887	$12,471	$2,391
Amortization	(1,294)	(418)	—	(194)
Additions	—	—	—	346
Valuation adjustment	—	—	—	(14)

Balance, September 30, 2012	$27,035	$15,469	$12,471	$2,529

	Three Months Ended September 30, 2011
(dollars in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Trade Name Intangible	Mortgage Servicing Rights
Balance, June 30, 2011	$34,003	$17,832	$12,471	$2,757
Amortization	(1,607)	(419)	—	(211)
Additions	—	—	—	92
Valuation adjustment	—	(56)	—	(112)

Balance, September 30, 2011	$32,396	$17,357	$12,471	$2,526

	Nine Months Ended September 30, 2012
(dollars in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Trade Name Intangible	Mortgage Servicing Rights
Balance, December 31, 2011	$31,040	$16,724	$12,471	$2,378
Amortization	(4,005)	(1,255)	—	(569)
Additions	—	—	—	818
Valuation adjustment	—	—	—	(98)

Balance, September 30, 2012	$27,035	$15,469	$12,471	$2,529

	Nine Months Ended September 30, 2011
(dollars in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Trade Name Intangible	Mortgage Servicing Rights
Balance, December 31, 2010	$37,469	$18,684	$12,669	$3,065
Amortization	(5,073)	(1,271)	(198)	(691)
Additions	—	—	—	269
Valuation adjustment	—	(56)	—	(117)

Balance, September 30, 2011	$32,396	$17,357	$12,471	$2,526

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 8.	OTHER REAL ESTATE OWNED

A summary of the OREO by loan type is as follows:

(dollars in thousands)	September 30, 2012	December 31, 2011
OREO:
Real estate:
Residential - 1 to 4 family	$7,645	$12,941
Multifamily	1,580	1,440
Commercial	5,719	8,582
Construction	15,375	29,339

Total OREO	$30,319	$52,302

Below is a summary of the OREO valuation adjustment activity for the three and nine months ended September 30, 2012, and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Beginning balance	$1,946	$2,487	$2,874	$134
Additions	167	1,343	2,358	4,908
Sales	(753)	(1,140)	(3,872)	(2,352)

Ending balance	$1,360	$2,690	$1,360	$2,690

NOTE 9.	DEFERRED TAX ASSETS AND TAX PROVISION

Deferred Tax Assets

The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for tax credit carryforwards, and for other tax attributes. Without regard to a deferred tax liability of $5.2 million for an indefinite lived intangible, the deferred tax asset net of valuation allowance was $2.2 million at September 30, 2012, and $1.5 million at December 31, 2011. In determining these amounts, the gross deferred tax assets were reduced by deferred tax liabilities with the exception of a deferred tax liability of $5.2 million that was recorded in connection with an indefinite lived trade name intangible. The deferred tax liabilities other than that associated with the indefinite lived trade name intangible are expected to reverse in a manner that produces future taxable income appropriate to support the recognition of a corresponding amount of deferred tax assets. Any amounts of deferred tax asset that are not able to be recognized on this basis have been reduced by a valuation allowance.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 9.	DEFERRED TAX ASSETS AND TAX PROVISION – (CONTINUED)

At June 30, 2009, Management concluded that it was more likely than not that the Company would not generate sufficient future taxable income in the foreseeable future to realize all of the Company’s deferred tax assets. Management evaluates the Company’s deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and projections of future taxable income. For the three year period ended September 30, 2012, the Company is in a cumulative pretax loss position. For purposes of maintaining a deferred tax valuation allowance, this cumulative pretax loss position is considered significant, objective evidence that the Company may not be able to realize some portion of the deferred tax assets in the future. In addition, as a result of the Investment Transaction on August 31, 2010, the Company incurred an ownership change under Section 382 of the Internal Revenue Code. The ownership change will limit the utilization, for tax purposes, of certain items of the net deferred tax asset including net operating losses, recognized built-in losses and credit carryforwards.

During the nine months ended September 30, 2012, and during 2011, the Company released a portion of the state deferred tax valuation allowance due to an assessment of the realizability of the deferred tax asset based on existing California State tax law. In addition, an adjustment to the state deferred tax asset and valuation allowance was posted as the Company utilized a portion of its state net operating loss carryforwards to offset the current period’s estimated state taxable income.

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

For the three and nine months ended September 30, 2012, an income tax provision of $135,000, and $1.3 million, was recognized. The tax provision for the three and nine months ended September 30, 2012, is primarily attributable to a state alternative minimum tax (“AMT”) offset by a favorable settlement of $204,000 with the California Franchise Tax Board’s examination of the Company’s 2002-2006 claim for refund. Although the state AMT liability generated an AMT credit carryforward, the Company did not recognize a benefit for this AMT credit carryforward, since it has a valuation allowance offsetting its deferred tax assets.

At September 30, 2012, and December 31, 2011, Management concluded that there were no significant uncertain tax positions requiring recognition or disclosure in the Company’s Consolidated Financial Statements as required under ASC 740-10, Income Taxes regarding accounting for uncertainty in income taxes. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to financial results. In the event the Company has an assessment from a taxing authority, any resulting interest and penalties are recognized as a component of income tax expense.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 10.	OTHER BORROWINGS

The following table summarizes long term debt and other borrowings:

(dollars in thousands)	September 30, 2012	December 31, 2011
Other borrowings:
Subordinated notes payable (1)	$51,980	$51,664
Obligation under capital lease	20,786	14,860

Total other borrowings	$72,766	$66,524

(1)

Includes the Bancorp’s subordinated notes payable to unconsolidated trusts issuing trust preferred securities. Also referred to as trust preferred securities within these Consolidated Financial Statements.

The subordinated notes payable balances above are net of discounts of $17.4 million and $17.8 million as of September 30, 2012, and December 31, 2011, respectively.

Other Short Term Borrowings

Other short term borrowings consist of treasury tax & loan (“TT&L”) deposits collected from clients held by the Bank until the funds are requested by the Reserve Bank.

The following table summarizes additional information for other short term borrowings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011 (1)	2012	2011 (1)
Weighted average interest rate at end of period	0.00%	0.00%	0.00%	0.00%
Weighted average interest rate for the period	0.00%	0.00%	0.00%	0.00%
Average outstanding balance	$—	$3,572	$—	$3,466
Total balance at end of period	$—	$3,957	$—	$3,957
Maximum outstanding at any month-end	$—	$4,338	$—	$4,338

(1)

Included in the balances are TT&L funds from clients on behalf of the U.S. Treasury. The funds received and held for TT&Ls do not incur interest expense, therefore no interest expense or rates are disclosed for these borrowings in the table above. The TT&L program was discontinued during 2011.

Federal Home Loan Bank Advances

The Company is a member of FHLB and has a line of credit established. The borrowing capacity is determined based on asset size among other factors. The Company is required to pledge assets to securitize its borrowings line. As of September 30, 2012, and December 31, 2011, there were no FHLB advances outstanding. As of September 30, 2012, the Company had a line of credit with the FHLB of $1.49 billion, with investment securities and loans pledged as collateral with an estimated market value of $1.87 billion for the line.

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Contractual Lease Obligations

The following table shows the contractual lease obligations of the Company at September 30, 2012:

	September 30, 2012
(dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total	December 31, 2011
Non-cancelable leases	$12,487	$19,940	$13,536	$40,945	$86,908	$90,125
Capital leases	2,085	4,576	3,961	25,216	35,838	30,625

Total lease obligations (1)	$14,572	$24,516	$17,497	$66,161	$122,746	$120,750

    (1) Included in lease obligations is a lease which was assigned. At September 30, 2012, the assigned lease obligation was $37.9 million.

The Company leases most of its office locations and substantially all of these office leases contain multiple five-year renewal options and provisions for increased rentals, principally for property taxes and maintenance. At September 30, 2012, the minimum commitments under non-cancelable leases for the next five years and thereafter are shown in the table above. The amounts in the table for minimum rentals are not reported net of the contractual obligations of sub-tenants. Sub-tenants leasing space from the Company under these operating and capital leases are contractually obligated to the Company for approximately $2.6 million at September 30, 2012. Approximately 69% of these payments are due to the Company over the next three years.

Contractual Commitments for Unfunded Loans and Letter of Credits

For a summary and more information on the contractual commitments for unfunded loan commitments and letters of credit as of September 30, 2012, refer to Note 4, “Loans” and Note 1, “Summary of Significant Accounting Policies” of these Consolidated Financial Statements.

Legal Matters

The Company and the individual members of its Board of Directors were named as defendants in a number of purported shareholder class action lawsuits arising out of the proposed merger between the Company and UNBC, which merger was announced on March 12, 2012. Five lawsuits were filed in Superior Court in Santa Barbara County, California, and three lawsuits were filed in Delaware Chancery Court. The California and Delaware lawsuits were consolidated in their respective jurisdictions (consolidated California case is captioned Monty v. Ford, et al., and consolidated Delaware case is captioned In re Pacific Capital Bancorp Shareholder Litigation). The consolidated lawsuits in both jurisdictions alleged claims for breach of fiduciary duty by the individual directors, and claims against the Company and UNBC for aiding and abetting that breach of fiduciary duty. The shareholders of the Company received formal notice of a proposed settlement, which was formally approved by the California Court on October 29, 2012. The settlement will not have any material impact on the Company’s financial position, results of operations, or cash flow.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share amounts)	2012	2011	2012	2011

Net income	$33,204	$20,473	$73,945	$58,207

Basic weighted average shares outstanding	32,921	32,905	32,912	32,904
Dilutive effect of stock grants	52	49	47	19
Dilutive effect of common stock warrants	9	4	8	5

Diluted weighted average shares outstanding	32,982	32,958	32,967	32,928

Anti-dilutive common stock equivalents excluded from computation of diluted weighted average shares outstanding:
Stock options	6	8	7	9

Earnings per share:
Basic	$1.01	$0.62	$2.25	$1.77
Diluted (1)	$1.01	$0.62	$2.24	$1.77

(1)	Common stock equivalents are not included in the computation of the diluted weighted average shares outstanding when they are anti-dilutive.

NOTE 13.	NONINTEREST INCOME

The table below discloses the largest items included in other noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Other Income:
Net gain on sales of assets	$5,846	$57	$9,826	$1,308
Customer fee income	1,028	1,290	3,133	4,056
Net gain/(loss) on LIHTCP	537	(477)	(184)	(2,836)
Other	986	1,013	2,953	2,668

Total	$8,397	$1,883	$15,728	$5,196

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 14.	NONINTEREST EXPENSE

The table below discloses the largest items included in other noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Other Expense:
Professional services	$2,719	$3,097	$10,807	$11,045
Increase in earnout liability for RIAs	3,721	—	9,544	—
Software expense	1,894	1,867	6,188	5,376
Customer deposit service and support	1,755	1,576	5,302	5,046
Other intangible expense	1,726	2,039	5,300	6,580
Furniture, fixtures and equipment, net	1,407	1,284	4,167	3,723
Regulatory assessments	1,081	875	4,061	9,674
Other merger expense (1)	1,618	—	3,986	—
Loan servicing expense	1,030	1,373	2,940	3,344
Supplies and postage	830	757	2,757	2,770
Telephone and data	979	740	2,716	2,217
Reserve for off-balance sheet commitments	(1,504)	33	(3,253)	64
Other	1,878	2,546	8,429	7,451

Total	$19,134	$16,187	$62,944	$57,290

(1)	Total merger expense was $1.8 million and $4.2 million for the three and nine months ended September 30, 2012, respectively, including related salaries and benefits and net occupancy expenses.

NOTE 15.	SEGMENTS

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

Deposit products offered by the Commercial & Community Banking segment include checking, savings, money market accounts, individual retirement accounts and certificates of deposit. Other products include foreign exchange services, treasury services and debit card services. The Commercial & Community Banking segment serves clients through traditional banking branches, loan production centers, Automated Teller Machines (“ATMs”) and through client contact call centers and online banking.

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

	Three Months Ended September 30, 2012
	Operating Segments		All Other	Total
(dollars in thousands)	Commercial & Community Banking	Wealth Management
Interest income	$62,517	$—	$7,430	$69,947
Interest expense	5,271	—	3,478	8,749

Net interest income	57,246	—	3,952	61,198
Provision for loan losses	860	—	—	860
Noninterest income	12,429	5,414	2,223	20,066
Noninterest expense	36,426	8,156	2,483	47,065

Direct income/(loss) before tax	32,389	(2,742)	3,692	33,339
Indirect credit/(charge) for funds	9,939	(2)	(9,937)	—

Net income/(loss) before tax	$42,328	$(2,744)	$(6,245)	$33,339

Total assets	$4,412,879	$26,275	$1,552,131	$5,991,285

	Three Months Ended September 30, 2011
	Operating Segments		All Other	Total
(dollars in thousands)	Commercial & Community Banking	Wealth Management
Interest income	$58,270	$—	$7,778	$66,048
Interest expense	5,548	—	4,652	10,200

Net interest income	52,722	—	3,126	55,848
Provision for loan losses	787	—	—	787
Noninterest income	7,585	5,385	23	12,993
Noninterest expense	41,880	4,570	1,646	48,096

Direct income before tax	17,640	815	1,503	19,958
Indirect credit/(charge) for funds	8,015	16	(8,031)	—

Net income/(loss) before tax	$25,655	$831	$(6,528)	$19,958

Total assets	$4,110,112	$29,012	$1,703,971	$5,843,095

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 15.	SEGMENTS - CONTINUED

	Nine Months Ended September 30, 2012
	Operating Segments		All Other	Total
(dollars in thousands)	Commercial & Community Banking	Wealth Management
Interest income	$182,837	$—	$23,333	$206,170
Interest expense	15,544	—	10,544	26,088

Net interest income	167,293	—	12,789	180,082
Provision for loan losses	2,012	—	—	2,012
Noninterest income	30,080	16,433	3,090	49,603
Noninterest expense	121,651	23,961	6,848	152,460

Direct income/(loss) before tax	73,710	(7,528)	9,031	75,213
Indirect credit/(charge) for funds	28,070	(7)	(28,063)	—

Net income/(loss) before tax	$101,780	$(7,535)	$(19,032)	$75,213

Total assets	$4,412,879	$26,275	$1,552,131	$5,991,285

	Nine Months Ended September 30, 2011
	Operating Segments		All Other	Total
(dollars in thousands)	Commercial & Community Banking	Wealth Management
Interest income	$182,435	$—	$22,048	$204,483
Interest expense	17,494	—	16,666	34,160

Net interest income	164,941	—	5,382	170,323
Provision for loan losses	4,253	—	—	4,253
Noninterest income	22,606	16,531	(763)	38,374
Noninterest expense	127,631	14,946	3,969	146,546

Direct income before tax	55,663	1,585	650	57,898
Indirect credit/(charge) for funds	23,463	133	(23,596)	—

Net income/(loss) before tax	$79,126	$1,718	$(22,946)	$57,898

Total assets	$4,110,112	$29,012	$1,703,971	$5,843,095

Pacific Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 16.	REGULATORY MATTERS

On September 2, 2010, the Bank entered into the Operating Agreement with the Office of the Comptroller of the Currency (“OCC”), pursuant to which, among other things, the Bank agreed to maintain total risk-based capital at least equal to 12% of risk-weighted assets and Tier 1 leverage at least equal to 8% of adjusted total assets and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years shall have elapsed since the effective date of the Operating Agreement. The Bank was in compliance with these minimum capital ratios at September 30, 2012, and December 31, 2011, with a Tier 1 leverage ratio of 12.5% and 11.2%, respectively, and a total risk-based capital ratio of 21.6% and 18.3%, respectively.

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

Management has evaluated the effects of events that have occurred subsequent to period end September 30, 2012, and there have been no material events that would require recognition in the September 30, 2012, Consolidated Financial Statements.

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

The following discussion and analysis should be read in conjunction with the Company’s 2011 Form 10-K and the Company’s Consolidated Financial Statements and notes within this Form 10-Q, herein referred to as “the Consolidated Financial Statements” included and incorporated by reference herein. “Bancorp” or “the Bank’s holding company” will be used in this discussion when referring to the holding company on an unconsolidated stand alone basis.

FINANCIAL HIGHLIGHTS

Net income for the three and nine months ended September 30, 2012, was $33.2 million, and $73.9 million, or $1.01, and $2.24, per diluted share, a $12.7 million and $15.7 million increase from net income from three and nine months ended September 30, 2011, of $20.5 million, and $58.2 million, or $0.62, and $1.77, per diluted share. The financial highlights for the three and nine months ended September 30, 2012, were as follows:

¡	Achieved a return on average assets of 2.2% and 1.7%, and a return on average equity of 15.7% and 12.2% for the three and nine months ended September 30, 2012, respectively;

¡	Improved net interest margins to 4.38% and 4.41% for the three and nine months ended September 30, 2012; and

¡	Increased regulatory capital ratios to 13.6% and 23.5% for Tier 1 Leverage and Total Risk-Based Capital, respectively at September 30, 2012.

The factors contributing to the financial results for the three and nine month periods ended September 30, 2012, are discussed in more detail throughout the Management Discussion & Analysis (“MD&A”) sections of this Form 10-Q.

RESULTS OF OPERATIONS

INTEREST INCOME

The Company’s primary source of revenue is interest income. The discussion below concerning interest income from loans relates to the Commercial & Community Banking segment, while the discussion below concerning interest income from investment securities and other interest income all pertain to the Company’s treasury department activities, and are included in the All Other segment. The Wealth Management segment does not earn interest income. The accounting for interest income for loans and investment securities is explained in detail in Note 1, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements.

The following table presents a summary of interest income for the periods indicated:

	Three Months Ended September 30,
	2012	2011	Change
(dollars in thousands)			$	%
Interest income
Loans:
Commercial	$7,518	$4,803	$2,715	56.53%
Real estate - commercial	36,253	37,475	(1,222)	(3.26%)
Real estate - residential 1 to 4 family	17,392	14,606	2,786	19.07%
Consumer loans	1,354	1,387	(33)	(2.38%)

Total loans	62,517	58,271	4,246	7.29%
Investment securities - AFS:
U.S. Agency securities	230	296	(66)	(22.30%)
Collateralized mortgage obligations and mortgage-backed securities	4,630	4,784	(154)	(3.22%)
State and municipal securities	1,931	2,149	(218)	(10.14%)

Total investment securities	6,791	7,229	(438)	(6.06%)
Other	639	548	91	16.61%

Total interest income	$69,947	$66,048	$3,899	5.90%

For the three months ended September 30, 2012 and 2011

Interest income was $69.9 million, and $66.0 million for the three months ended September 30, 2012, and 2011, respectively. The increase in interest income is mostly attributed to higher yields earned on the Company’s loan portfolio due to the increase in discount rates for PCI Loan pools. The average yield for the loan portfolio for the three months ended September 30, 2012 was 6.66% compared to 6.38% for the three month period ended September 30, 2011, an increase of 28 basis points.

PCI Loan Pools’ balances continue to decline due to attrition but the underlying credit performance of the pools continues to perform favorably. The discount rate on all PCI Loan Pools, including PCI Revolving Pools, increased from approximately 6.21% for the three months ended September 30, 2011, to approximately 6.57% for the three months ended September 30, 2012. Accretion on PCI Loan Pools for the three months ended September 30, 2012, included $1.7 million of accretion on PCI Revolving Pools resulting from improved credit performance of the underlying loans within these pools. The Company did not record accretion of the purchase discount on PCI Revolving Pools during the three months ended September 30, 2011.

The following table presents a summary of interest income for the periods indicated:

	Nine Months Ended September 30,
			Change
(dollars in thousands)	2012	2011	$	%
Interest income
Loans:
Commercial	$18,634	$19,580	$(946)	(4.83%)
Real estate - commercial	109,528	115,099	(5,571)	(4.84%)
Real estate - residential 1 to 4 family	50,429	43,174	7,255	16.80%
Consumer loans	4,027	4,582	(555)	(12.11%)

Total loans	182,618	182,435	183	0.10%
Investment securities - AFS:
U.S. Agency securities	724	1,114	(390)	(35.01%)
Asset-backed securities	—	73	(73)	(100.00%)
Collateralized mortgage obligations and mortgage-backed securities	14,964	12,677	2,287	18.04%
State and municipal securities	5,989	6,473	(484)	(7.48%)

Total investment securities	21,677	20,337	1,340	6.59%
Other	1,875	1,711	164	9.59%

Total interest income	$206,170	$204,483	$1,687	0.83%

For the nine months ended September 30, 2012 and 2011

Interest income was $206.2 million and $204.5 million for the nine months ended September 30, 2012, and 2011, respectively. The increase in interest income resulted primarily from higher average balances for investment securities. The average balance of investment securities was $1.40 billion compared to $1.33 billion, an increase of $66.0 million when comparing the nine month period ended September 30, 2012 to September 30, 2011. The increase in average balance is mostly attributed to the purchases of CMOs during the latter part of 2011.

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

The following tables presents a summary of interest expense for the periods indicated:

	Three Months Ended September 30,
			Change
(dollars in thousands)	2012	2011	$	%
Interest expense
Deposits:
NOW accounts	$435	$403	$32	7.94%
Money market deposit accounts	377	458	(81)	(17.69%)
Savings deposits	615	436	179	41.06%
Time certificates of deposit	3,995	4,852	(857)	(17.66%)

Total deposits	5,422	6,149	(727)	(11.82%)
Securities sold under agreements to repurchase	2,478	2,502	(24)	(0.96%)
Other borrowings:
Long term debt	604	1,446	(842)	(58.23%)
Other borrowings	245	103	142	137.86%

Total other borrowings	849	1,549	(700)	(45.19%)

Total interest expense	$8,749	$10,200	$(1,451)	(14.23%)

	Nine Months Ended September 30,
			Change
(dollars in thousands)	2012	2011	$	%
Interest expense
Deposits:
NOW accounts	$1,294	$1,207	$87	7.21%
Money market deposit accounts	1,111	1,277	(166)	(13.00%)
Savings deposits	1,581	1,329	252	18.96%
Time certificates of deposit	12,182	15,832	(3,650)	(23.05%)

Total deposits	16,168	19,645	(3,477)	(17.70%)
Securities sold under agreements to repurchase	7,399	7,088	311	4.39%
Other borrowings:
Long term debt	1,816	6,841	(5,025)	(73.45%)
Other borrowings	705	586	119	20.31%

Total other borrowings	2,521	7,427	(4,906)	(66.06%)

Total interest expense	$26,088	$34,160	$(8,072)	(23.63%)

For the three and nine months ended September 30, 2012 and 2011

Interest expense was $8.7 million and $26.1 million for the three and nine months ended September 30, 2012, respectively. This compares to $10.2 million and $34.2 million reported for the same respective periods in 2011. The decline in interest expense was primarily attributable to the maturity and redemption of subordinated debt and the maturity and repricing of higher rate CDs.

The decline in interest expense on other borrowings between the three and nine month periods ended September 30, 2012 and 2011, was $700,000 and $4.9 million, respectively. This decrease in interest expense of other borrowings is attributed to the maturity and redemption of $53.0 million of subordinated debt during the third and fourth quarters of 2011.

The decline in interest expense on deposits for the three and nine months ended September 30, 2012, is mostly attributed to a decline in the average balance and repricing of interest rates on CDs. The average balance for CDs declined by $335.4 million and $418.2 million between the three and nine months ended September 30, 2012, and 2011, respectively. The decline in average balance was primarily driven by the maturity of higher rate customer and brokered CDs. In addition, the amortization of premiums on CDs declined during 2012 since there were fewer CDs outstanding from the Investment Transaction in 2012 compared with 2011. The premium amortization is the result of fair value adjustments made as part of the Investment Transaction.

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

The following table sets forth average balances, interest income and interest expense for the three months ended September 30, 2012, and 2011:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(dollars in thousands)	Average Balance	Income / Expense (3)	Yield / Rate (3)	Average Balance	Income / Expense (3)	Yield / Rate (3)
Assets
Interest bearing demand deposits in other financial institutions	$421,631	$251	0.24%	$315,811	$182	0.23%
Securities:
Investment securities available for sale:
Taxable	1,114,171	4,860	1.74%	1,176,991	5,080	1.71%
Non taxable	206,169	1,931	3.75%	203,248	2,149	4.23%

Total securities	1,320,340	6,791	2.05%	1,380,239	7,229	2.08%
Loans: (1)
Commercial loans	178,707	7,518	16.74%	228,770	4,803	8.33%
Real estate - commercial (2)	2,104,236	36,253	6.89%	2,181,785	37,475	6.87%
Real estate - residential 1 to 4 family	1,421,858	17,392	4.89%	1,176,892	14,606	4.96%
Consumer loans	44,441	1,354	12.11%	60,694	1,387	9.07%

Total loans, gross	3,749,242	62,517	6.66%	3,648,141	58,271	6.38%
Other interest earning assets	70,074	388	2.20%	80,306	366	1.81%

Total interest earning assets	5,561,287	69,947	5.02%	5,424,497	66,048	4.86%
Noninterest earning assets	401,504			429,771

Total assets	$5,962,791			$5,854,268

Liabilities and shareholders’ equity
Interest bearing deposits:
Savings and interest bearing transaction accounts	$2,097,421	1,427	0.27%	$1,763,765	1,297	0.29%
Time certificates of deposit	1,422,907	3,995	1.12%	1,758,278	4,852	1.09%

Total interest bearing deposits	3,520,328	5,422	0.61%	3,522,043	6,149	0.69%
Borrowed funds:
Securities sold under agreements to repurchase	313,985	2,478	3.14%	317,501	2,502	3.13%
Other borrowings	72,702	849	4.65%	103,482	1,549	5.94%

Total borrowed funds	386,687	3,327	3.42%	420,983	4,051	3.82%

Total interest bearing liabilities	3,907,015	8,749	0.89%	3,943,026	10,200	1.02%
Noninterest bearing demand deposits	1,131,875			1,097,874
Other noninterest bearing liabilities	82,868			84,127
Shareholders’ equity	841,033			729,241

Total liabilities and shareholders’ equity	$5,962,791			$5,854,268

Net interest spread			4.13%			3.84%

Net interest income/margin		$61,198	4.38%		$55,848	4.08%

(1)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.
(2)	Commercial real estate loans include multifamily residential real estate loans.
(3)	Includes impact of accretion or amortization of discounts and premiums.

The following table sets forth the changes in interest income and interest expense attributable to changes in interest rates, and changes in average balances (volume) for the period indicated. Changes attributable to both rates and volume have been allocated in proportion to the respective rate and volume components.

	Three Months Ended September 30, 2012 vs. September 30, 2011
	Change due to
(dollars in thousands)	Rate	Volume	Total Change
Assets
Interest bearing demand deposits in other financial institutions	$8	$61	$69
Securities:
Investment securities available for sale:
Taxable	79	(299)	(220)
Non-taxable	(248)	30	(218)

Total securities	(169)	(269)	(438)
Loans: (1)
Commercial	3,954	(1,239)	2,715
Real estate - commercial (2)	109	(1,331)	(1,222)
Real estate - residential 1 to 4 family	(209)	2,995	2,786
Consumer	394	(427)	(33)

Total loans, gross	4,248	(2)	4,246
Other interest earning assets	72	(50)	22

Total interest earning assets	4,159	(260)	3,899

Liabilities
Interest bearing deposits:
Savings and interest bearing transaction accounts	(95)	225	130
Time certificates of deposit	124	(981)	(857)

Total interest bearing deposits	29	(756)	(727)
Borrowed funds:
Securities sold under agreements to repurchase	7	(31)	(24)
Other borrowings	(295)	(405)	(700)

Total borrowed funds	(288)	(436)	(724)

Total interest bearing liabilities	(259)	(1,192)	(1,451)

Net interest income	$4,418	$932	$5,350

(1)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.
(2)	Commercial real estate loans include multifamily residential real estate loans.

The following table sets forth average balances, interest income and interest expense for the nine months ended September 30, 2012, and 2011:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(dollars in thousands)	Average Balance	Income / Expense (3)	Yield / Rate (3)	Average Balance	Income / Expense (3)	Yield / Rate (3)
Assets
Interest bearing demand deposits in other financial institutions	$271,441	$680	0.33%	$347,092	$600	0.23%
Securities:
Investment securities available for sale:
Taxable	1,189,765	15,688	1.76%	1,131,754	13,864	1.64%
Non taxable	211,002	5,989	3.78%	202,932	6,473	4.25%

Total securities	1,400,767	21,677	2.06%	1,334,686	20,337	2.04%
Loans: (1)
Commercial loans	186,152	18,634	13.37%	251,737	19,580	10.40%
Real estate - commercial (2)	2,109,547	109,528	6.92%	2,218,531	115,099	6.92%
Real estate - residential 1 to 4 family	1,369,106	50,429	4.91%	1,170,595	43,174	4.92%
Consumer loans	48,143	4,027	11.17%	59,353	4,582	10.32%

Total loans, gross	3,712,948	182,618	6.56%	3,700,216	182,435	6.58%
Other interest earning assets	72,819	1,195	2.19%	83,096	1,111	1.79%

Total interest earning assets	5,457,975	206,170	5.04%	5,465,090	204,483	5.00%
Noninterest earning assets	413,214			443,551

Total assets	$5,871,189			$5,908,641

Liabilities and shareholders’ equity
Interest bearing deposits:
Savings and interest bearing transaction accounts	$2,013,620	3,986	0.26%	$1,737,869	3,813	0.29%
Time certificates of deposit	1,465,146	12,182	1.11%	1,883,362	15,832	1.12%

Total interest bearing deposits	3,478,766	16,168	0.62%	3,621,231	19,645	0.72%
Borrowed funds:
Securities sold under agreements to repurchase	314,810	7,399	3.14%	319,959	7,088	2.96%
Other borrowings	70,459	2,521	4.78%	113,229	7,427	8.77%

Total borrowed funds	385,269	9,920	3.44%	433,188	14,515	4.48%

Total interest bearing liabilities	3,864,035	26,088	0.90%	4,054,419	34,160	1.12%
Noninterest bearing demand deposits	1,114,985			1,075,914
Other noninterest bearing liabilities	81,634			88,215
Shareholders’ equity	810,535			690,093

Total liabilities and shareholders’ equity	$5,871,189			$5,908,641

Net interest spread			4.14%			3.88%

Net interest income/margin		$180,082	4.41%		$170,323	4.17%

(1)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.
(2)	Commercial real estate loans include multifamily residential real estate loans.
(3)	Includes impact of accretion or amortization of discounts and premiums.

The following table sets forth the changes in interest income and interest expense attributable to changes in interest rates, and changes in average balances (volume) for the period indicated. Changes attributable to both rates and volume have been allocated in proportion to the respective rate and volume components.

	Nine Months Ended September 30, 2012 vs. September 30, 2011
	Change due to
(dollars in thousands)	Rate	Volume	Total Change
Assets
Interest bearing demand deposits in other financial institutions	$227	$(147)	$80
Securities:
Investment securities available for sale:
Taxable	1,073	751	1,824
Non-taxable	(734)	250	(484)

Total securities	339	1,001	1,340
Loans: (1)
Commercial	4,846	(5,792)	(946)
Real estate - commercial (2)	—	(5,571)	(5,571)
Real estate - residential 1 to 4 family	(88)	7,343	7,255
Consumer	357	(912)	(555)

Total loans, gross	5,115	(4,932)	183
Other interest earning assets	231	(147)	84

Total interest earning assets	5,912	(4,225)	1,687

Liabilities
Interest bearing deposits:
Savings and interest bearing transaction accounts	(404)	577	173
Time certificates of deposit	(141)	(3,509)	(3,650)

Total interest bearing deposits	(545)	(2,932)	(3,477)
Borrowed funds:
Securities sold under agreements to repurchase	426	(115)	311
Other borrowings	(2,681)	(2,225)	(4,906)

Total borrowed funds	(2,255)	(2,340)	(4,595)

Total interest bearing liabilities	(2,800)	(5,272)	(8,072)

Net interest income	$8,712	$1,047	$9,759

(1)	Nonaccrual loans are included in loan balances. Interest income includes related net deferred fee income.
(2)	Commercial real estate loans include multifamily residential real estate loans.

For the three months ended September 30, 2012 and 2011

Net interest margin improved by 30 basis points to 4.38% for the three months ended September 30, 2012, compared with 4.08% for the same period in 2011. The improvement in net interest margin was primarily the result of a 28 basis points improvement in loan yields due to improved performance on the PCI Loan Pools; a 40 basis point decline in other borrowed funds due to the maturity of $53.0 million of subordinated debt in the third and fourth quarters of 2011; and an 8 basis point decline in interest bearing deposits as the relative percentage of savings and interest bearing transaction accounts to total interest bearing deposits increased compared with time certificate of deposits.

For the nine months ended September 30, 2012 and 2011

Net interest margin improved 24 basis points to 4.41% compared with 4.17% for the same period in 2011. This improvement in net interest margin was primarily the result of a 104 basis point decline in other borrowed funds due to the maturity of $53.0 million of subordinated debt in the third and fourth quarters of 2011; and a 10 basis point decline in the cost of interest bearing deposits as the relative percentage of savings and interest bearing transaction accounts to total interest bearing deposits increased and the average amount of higher cost time certificate of deposits declined $418.2 million.

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

For PCI Revolving Pools, the Company evaluates credit performance each quarter to determine if there has been additional deterioration in the credit quality of the underlying loans beyond what is reflected in the purchase discount. To the extent that the credit performance is worse than previously expected, the Company may establish an ALLL for PCI Revolving Pools through a charge to the provision for loan losses. If the Company’s quarterly evaluation of these pools indicates that credit performance is better than previously expected, the Company may reverse any previously established allowance, and increase the amount of the purchase discount that is accreted into interest income, through an upward adjustment to the yield recognized on these pools. During the three and nine months ended September 30, 2012, the Company determined that the underlying credit performance of PCI Revolving Pools had improved from prior periods, and as a result, began to accrete the purchase discount related to those pools.

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

For the three and nine months ended September 2012 and 2011

The provision for loan losses for the three and nine months ended September 30, 2012, totaled $860,000, and $2.0 million, respectively. The provision for loan losses for the three and nine months ended September 30, 2011, totaled $787,000 and $4.3 million, respectively. The increase in the provision for loan losses for the comparable three month periods is primarily from the purchase of loans and an increase in loan originations during the period. The decline in the provision for loan losses when comparing the nine month period ended September 30, 2012 to the same period a year ago is mostly attributed to the application of lower historical loss rates for the loan originations and purchases of loans during these periods. The provision for loan losses is reported in the Commercial & Community Banking operating segment.

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

For the three months ended September 30, 2012 and 2011

The following table presents a summary of noninterest income for the periods presented:

	Three Months Ended September 30,
			Change
(dollars in thousands)	2012	2011	$	%
Noninterest income
Service charges and fees	$5,284	$5,879	$(595)	(10.12%)
Trust and investment advisory fees	5,390	5,266	124	2.35%
Gain / (loss) on securities, net	995	(35)	1,030	N/A
Other	8,397	1,883	6,514	345.94%

Total noninterest income	$20,066	$12,993	$7,073	54.44%

Noninterest income was $20.1 million for the three months ended September 30, 2012, and $13.0 million for the three months ended September 30, 2011, an increase of $7.1 million. This increase is mostly attributable to the increase in other noninterest income as shown on the next table. The increase in gain (loss) on securities, net is from the sale and call of $19.6 million of state and municipal securities during the three months ended September 30, 2012 versus a loss on the call of $308,000 of state and municipal securities during the same three month period a year ago.

Other Noninterest Income

The table below discloses the largest items included in other noninterest income:

	Three Months Ended September 30,
			Change
(dollars in thousands)	2012	2011	$	%
Other Income:
Net gain on sales of assets	$5,846	$57	$5,789	N/A
Customer fee income	1,028	1,290	(262)	(20.31%)
Net gain/(loss) on LIHTCP	537	(477)	1,014	212.58%
Other	986	1,013	(27)	(2.67%)

Total	$8,397	$1,883	$6,514	345.94%

Other noninterest income was $8.4 million and $1.9 million for the three months ended September 30, 2012, and September 30, 2011, respectively, an increase of $6.5 million. This increase is primarily from a $5.8 million increase in the net gain on sales of assets which is attributed to $5.4 million from the gain on sale of OREO and $1.4 million from the gain on sale of loans. Net gain/(loss) on LIHTCPs declined due to the Company’s reduction in the investment in these partnerships, since several of the Bank’s investments were sold during the latter half of 2011 and during 2012.

For the nine months ended September 30, 2012 and 2011

The following table presents a summary of noninterest income for the periods presented:

	Nine Months Ended September 30,
			Change
(dollars in thousands)	2012	2011	$	%
Noninterest income
Service charges and fees	$16,372	$17,509	$(1,137)	(6.49%)
Trust and investment advisory fees	16,359	15,920	439	2.76%
Gain / (loss) on securities, net	1,144	(251)	1,395	N/A
Other	15,728	5,196	10,532	202.69%

Total noninterest income	$49,603	$38,374	$11,229	29.26%

Noninterest income was $49.6 million for the nine months ended September 30, 2012, and $38.4 million for the nine months ended September 30, 2011, an increase of $11.2 million. This increase is mostly attributable to the increase in other noninterest income as shown on the next table. The increase in gain (loss) on securities, net of $1.4 million is primarily from the sale and call of $30.8 million of state and municipal securities during the nine months ended September 30, 2012.

Other Noninterest Income

The table below discloses the largest items included in other noninterest income:

	Nine Months Ended September 30,
			Change
(dollars in thousands)	2012	2011	$	%
Other Income:
Net gain on sales of assets	$9,826	$1,308	$8,518	N/A
Customer fee income	3,133	4,056	(923)	(22.76%)
Net loss on LIHTCP	(184)	(2,836)	2,652	93.51%
Other	2,953	2,668	285	10.68%

Total	$15,728	$5,196	$10,532	202.69%

Other noninterest income increased $10.5 million for the nine months ended September 30, 2012 compared with the same period a year earlier. This increase is attributed to an increase in the net gain on sale of assets and a decline in the net loss on LIHTCPs. The net gain on sale of assets increased $8.5 million and was the result of an increase in the gain on sale of OREO of $4.5 million, a decline in OREO valuation write downs of $2.2 million, and an increase in the gain on sale of loans of $1.5 million. Net loss on LIHTCPs declined due to the reduction in the Company’s investment in these partnerships since several of the Bank’s investments were sold during the latter half of 2011 and during 2012.

NONINTEREST EXPENSE

For the three months ended September 30, 2012 and 2011

The following table presents a summary of noninterest expense for the periods presented:

	Three Months Ended September 30,
			Change
(dollars in thousands)	2012	2011	$	%
Noninterest expense
Salaries and employee benefits	$22,139	$25,867	$(3,728)	(14.41%)
Net occupancy expense	5,792	6,042	(250)	(4.14%)
Other	19,134	16,187	2,947	18.21%

Total noninterest expense	$47,065	$48,096	$(1,031)	(2.14%)

Noninterest expense decreased of $1.0 million to $47.1 million for the three months ended September 30, 2012, compared with $48.1 million for the three months ended September 30, 2011. This decrease is primarily attributed to a decline in salaries and benefit expense offset by an increase in other noninterest as shown in the next table. Salaries and benefits decreased as the result of a fewer number of employees resulting from attrition due to the merger announcement with UNBC.

Other Noninterest Expense

The table below summarizes the significant items included in other noninterest expense:

	Three Months Ended September 30,
			Change
(dollars in thousands)	2012	2011	$	%
Other Expense:
Professional services	$2,719	$3,097	$(378)	(12.21%)
Increase in earnout liability for RIAs	3,721	—	3,721	100.00%
Software expense	1,894	1,867	27	1.45%
Customer deposit service and support	1,755	1,576	179	11.36%
Other intangible expense	1,726	2,039	(313)	(15.35%)
Furniture, fixtures and equipment, net	1,407	1,284	123	9.58%
Regulatory assessments	1,081	875	206	23.54%
Other merger expense (1)	1,618	—	1,618	100.00%
Loan servicing expense	1,030	1,373	(343)	(24.98%)
Supplies and postage	830	757	73	9.64%
Telephone and data	979	740	239	32.30%
Reserve for off-balance sheet commitments	(1,504)	33	(1,537)	N/A
Other	1,878	2,546	(668)	(26.24%)

Total	$19,134	$16,187	$2,947	18.21%

(1)	Total merger expense was $1.8 million for the three months ended September 30, 2012 including related salaries and benefits and net occupancy expenses.

Other noninterest expense increased by $2.9 million for the three months ended September 30, 2012, compared with the three months ended September 30, 2011. This increase is mostly attributable a $3.7 million increase in the estimated earnout liability for the Bank’s two RIAs; merger expenses of $1.6 million incurred during the three months ended September 30, 2012; and offset by a reduction in the reserve for off balance sheet commitments of $1.5 million attributed to the decline in unfunded commitments and required reserves required for the PCI Revolving Pools.

For the nine months ended September 30, 2012 and 2011

The following table presents a summary of noninterest expense for the periods presented:

	Nine Months Ended September 30,
			Change
(dollars in thousands)	2012	2011	$	%
Noninterest expense
Salaries and employee benefits	$71,734	$71,860	$(126)	(0.18%)
Net occupancy expense	17,782	17,396	386	2.22%
Other	62,944	57,290	5,654	9.87%

Total noninterest expense	$152,460	$146,546	$5,914	4.04%

Noninterest expense increased $5.9 million to $152.5 million for the nine months ended September 30, 2012, compared with $146.5 million for the nine months ended September 30, 2011. The increase in noninterest expense is mostly attributed to an increase in other noninterest expense as shown on the next table.

Other Noninterest Expense

The table below summarizes the significant items included in other noninterest expense:

	Nine Months Ended September 30,
			Change
(dollars in thousands)	2012	2011	$	%
Other Expense:
Professional services	$10,807	$11,045	$(238)	(2.15%)
Increase in earnout liability for RIAs	9,544	—	9,544	100.00%
Software expense	6,188	5,376	812	15.10%
Customer deposit service and support	5,302	5,046	256	5.07%
Other intangible expense	5,300	6,580	(1,280)	(19.45%)
Furniture, fixtures and equipment, net	4,167	3,723	444	11.93%
Regulatory assessments	4,061	9,674	(5,613)	(58.02%)
Other merger expense (1)	3,986	—	3,986	100.00%
Loan servicing expense	2,940	3,344	(404)	(12.08%)
Supplies and postage	2,757	2,770	(13)	(0.47%)
Telephone and data	2,716	2,217	499	22.51%
Reserve for off-balance sheet commitments	(3,253)	64	(3,317)	N/A
Other	8,429	7,451	978	13.13%

Total	$62,944	$57,290	$5,654	9.87%

(1)	Total merger expense was $4.2 million for the nine months ended September 30, 2012 including related salaries and benefits and net occupancy expenses.

Other noninterest expense increased by $5.7 million for the nine months ended September 30, 2012, when compared with the nine months ended September 30, 2011. This increase is mostly attributable a $9.5 million increase in the estimated earnout liability for the Bank’s two RIAs; $4.0 million of merger related costs incurred in 2012; and offset by a decline in regulatory assessments of $5.6 million due to the Bank’s improved financial condition and a $3.3 million reversal of the reserve for off-balance sheet commitments due to a decline in unfunded commitments and required reserves for the PCI Revolving Pools.

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

Management’s determination of the realization of net deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of the deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company currently has a valuation allowance of $213.0 million against net deferred tax assets of $215.2 million (excluding the deferred tax liability related to the indefinite-lived trade name intangible of $5.2 million). Management continues to assess the impact of Company performance and the economic climate on the realizability of its deferred tax asset on a quarterly basis. The amount of deferred tax assets considered realizable is subject to adjustment in future periods. Management will continue to monitor all available evidence related to the Company’s ability to utilize its deferred tax assets. The income tax expense or benefit in future periods will be reduced or increased to the extent of offsetting decreases or increases to the deferred tax asset valuation allowance.

For the three and nine months ended September 30, 2012, a $135,000 and $1.3 million, income tax provision was recognized. The tax provision for the three and nine months ended September 30, 2012, is primarily attributable to a current state AMT offset by a favorable settlement of $204,000 with the California Franchise Tax Board’s examination of the Company’s 2002-2006 claim for refund.

For the three and nine months ended September 30, 2011, an income tax benefit of $515,000, and an income tax benefit of $309,000, was recognized, respectively. The tax provision for the nine months ended September 30, 2011 is primarily attributable to a current state AMT payable limitation offset by a favorable settlement with the California Franchise Tax Board’s examination of the Company’s 2002-2006 claims for refund.

For additional information related to the Company’s provision for income taxes, refer to Note 9, “Deferred Tax Asset and Tax Provision” of the Consolidated Financial Statements and the discussion of income taxes and deferred tax assets in the “Critical Accounting Policies” section of the 2011 Form 10-K.

BALANCE SHEET ANALYSIS

CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents increased by $344.1 million since December 31, 2011, to $556.8 million at September 30, 2012. The increase in cash and cash equivalents was primarily due to principal loan payments in excess of originations of $241.9 million, principal pay downs, calls, and maturities of investment securities of $249.3 million, an increase in deposits of $43.8 million, and offset by $227.2 million use of funds to purchase loans.

INVESTMENT SECURITIES

The Company’s security portfolio is utilized as collateral for borrowings, required collateral for public agencies and trust clients deposits, CRA support, and to manage liquidity and interest rate risk.

The balance of AFS securities was $1.24 billion at September 30, 2012, compared to $1.50 billion at December 31, 2011, a decrease of $259.3 million. This decrease is attributable primarily to principal paydowns of $214.9 million, maturities of $29.3 million, and sales of $25.7 million. This decrease is offset by an increase in the fair value net of realized gains and losses of $18.3 million.

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

The tables below summarize the distribution of the Company’s loans held for investment:

(dollars in thousands)	September 30, 2012	December 31, 2011

Real estate:
Residential - 1 to 4 family	$1,204,734	$1,040,126
Multifamily	543,391	344,643
Commercial	1,486,464	1,588,852
Construction and land	67,290	185,400
Revolving - 1 to 4 family	226,357	249,857
Commercial loans	164,498	189,226
Consumer loans	40,181	49,977
Other loans	10,983	12,880

Total loans held for investment	$3,743,898	$3,660,961

Percent of loans to total loans
Real estate:
Residential - 1 to 4 family	32.2%	28.4%
Multifamily	14.5%	9.4%
Commercial	39.7%	43.4%
Construction and land	1.8%	5.1%
Revolving - 1 to 4 family	6.0%	6.8%
Commercial loans	4.4%	5.2%
Consumer loans	1.1%	1.4%
Other loans	0.3%	0.3%

Total loans held for investment	100.0%	100.0%

To assist the reader with understanding of the PCI Term and PCI Revolving Pools versus the loans originated or purchased since the Transaction Date the following table provides a summary of the carrying balance and unpaid principal balance of the loans held for investment at September 30, 2012, and December 31, 2011.

The tables below summarize the distribution of the carrying value of the Company’s loans held for investment:

	September 30, 2012
(dollars in thousands)	Originated or Purchased Since Transaction Date	PCI Term Pools	PCI Revolving Pools	Total
Real estate:
Residential - 1 to 4 family	$567,667	$584,362	$52,705	$1,204,734
Multifamily	365,115	176,929	1,347	543,391
Commercial	159,801	1,322,142	4,521	1,486,464
Construction	10,993	51,605	4,692	67,290
Revolving - 1 to 4 family	5,434	—	220,923	226,357
Commercial loans	26,444	40,551	97,503	164,498
Consumer loans	5,702	17,936	16,543	40,181
Other loans	3,658	4,905	2,420	10,983

Total loans held for investment	$1,144,814	$2,198,430	$400,654	$3,743,898

Total unpaid principal balance	$1,146,694	$2,411,020	$468,661	$4,026,375

	December 31, 2011
(dollars in thousands)	Originated or Purchased Since Transaction Date	PCI Term Pools	PCI Revolving Pools	Total
Real estate:
Residential - 1 to 4 family	$296,257	$679,282	$64,587	$1,040,126
Multifamily	151,417	191,850	1,376	344,643
Commercial	114,307	1,454,837	19,708	1,588,852
Construction	1,793	179,646	3,961	185,400
Revolving - 1 to 4 family	3,890	5,949	240,018	249,857
Commercial loans	11,622	56,806	120,798	189,226
Consumer loans	6,404	22,342	21,231	49,977
Other loans	2,335	5,838	4,707	12,880

Total loans held for investment	$588,025	$2,596,550	$476,386	$3,660,961

Total unpaid principal balance	$594,386	$2,841,625	$557,023	$3,993,034

At September 30, 2012, loans held for investment were $82.9 million higher than that reported at December 31, 2011. This increase is attributed to new loan originations and purchases offset by principal paydowns and payoffs. The loans originated or purchased since the Transaction Date loan portfolio increased $556.8 million or 94.7%. The new loan originations during the nine months ended September 30, 2012 were approximately $440.4 million and were primarily loans secured by multifamily and residential 1 to 4 family real estate loans. During the nine months ended September 30, 2012, the Company purchased $228.4 million of residential 1 to 4 family, and multifamily loans. The PCI Loan Pools declined during the nine months ended due to scheduled principal paydowns, payoffs, and prepayments of approximately $555.1 million.

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

The ALLL of $7.2 million and $5.5 million at September 30, 2012, and December 31, 2011, respectively, relate primarily to loans originated and loans purchased since the Transaction Date. At September 30, 2012, and December 31, 2011, $215,000 and $867,000 of the ALLL related to PCI Term Pool, which is reflective of the Company’s revised estimate for future cash flows from the pool being below previous expectations. Management performs quarterly assessments of cash flows for PCI Term Pools. To the extent revised estimates for cash flows are below previous expectations, the Company may record additional provisions for loan losses, further increasing the allowance for PCI Term Pools. However, if Management’s periodic assessment indicates there has been a probable and significant increase in the level of expected future cash flows, the Company may record a credit to the provision for loan losses, reducing the allowance for PCI Term Pools to the extent that an allowance was previously established. During the three months ended September 30, 2012, the Company charged-off $273,000 of loans against the ALLL in one PCI Term Pool. This charge-off was in excess of the recorded purchase discount. During the nine months ended September 30, 2012, the Company reversed approximately $379,000 of the ALLL within the same PCI Term Pool due to the receipt of loan payments that exceeded the book value of the loans.

The ALLL attributed to loans originated or purchased after the Transaction Date, also referred to as new and purchased loans, represented 0.61% of the new and purchased loans portfolio at September 30, 2012, compared to 0.79% at December 31, 2011. Although the ALLL for new and purchased loans increased $2.3 million during the nine months ended September 30, 2012, the ratio of ALLL for these loan balances declined. The decline in this ratio primarily relates to lower historical loss rates at September 30, 2012, compared to December 31, 2011. The underlying credit quality for new and purchased loans also remained high during the first nine months of 2012. At September 30, 2012, $1.14 billion or 99.9% of loans originated or purchased since the Transaction Date were considered current, while $85,000 or less than 0.01% were 30-89 days past due, and $988,000 or less than 0.1% were on nonaccrual. Additionally, $1.14 billion or 99.8% of the new and purchased loans portfolio were considered non-classified, while $2.1 million or 0.2% were considered classified, based on the Company’s internal credit risk classifications.

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

LOAN LOSSES

Net charge-offs of $241,000, and $372,000 were recorded during the three and nine months ended September 30, 2012, respectively. These net charge-offs mostly relate to one PCI Term pool that had charge-offs of $273,000 during the three months ended September 30, 2012. The remaining net charge-offs are attributable to overdraft loans and consumer loans with small balances that were originated subsequent to the Transaction Date. Net charge-offs for the three and nine months ended September 30, 2011, were $76,000, and $485,000, respectively. These losses related mostly to a PCI Term Pool for which Management had established an ALLL of $300,000, and subsequently determined that a portion of that pool’s carrying value was no longer collectable. The remainder of net losses incurred during the three and nine months ended September 30, 2011, related to overdrafts and consumer loans with smaller outstanding balances.

The Company’s policy for the accounting for PCI Term Pools is based on expectations of future cash flows, and as a result the Company only records losses related to such loans to the extent that periodic projections for future cash flows are lower than the Company’s previous expectations. If projections for future cash flows are lower than previous expectations, the Company establishes an allowance for estimated losses in PCI Term Pools. The Company records charges against the allowance for PCI Term Pools to the extent the carrying balance for those pools are no longer deemed collectable. At September 30, 2012, and December 31, 2011, the allowance for PCI Term Pools was $215,000 and $867,000, respectively.

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

A loan may be restructured when the Bank determines that a borrower’s financial condition has deteriorated, but still has the ability to repay the loan. A loan is considered to be TDR when the original terms have been modified in favor of the borrower such that either principal or interest has been forgiven, contractual payments are deferred, or the interest rate is below a market rate. Once a loan has been restructured for a client, the Bank considers the loan to be nonaccrual for a minimum of nine months. Once the borrower has made their payments as contractually required for nine months, the loan is reviewed and a determination is made whether the loan can begin to accrue interest. Additional information regarding nonperforming loans is in Note 6, “Allowance for Loan and Lease Losses” of the Consolidated Financial Statements of this Form 10-Q.

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

Nonperforming Loans

At September 30, 2012, and December 31, 2011, there were $17.0 million and $17.4 million of nonperforming loans, respectively. At September 30, 2012, $16.0 million of the nonperforming loans were from the PCI Revolving Pools and $988,000 were from the new and purchased loan portfolio.

If interest due on nonaccrual loans and TDRs had been accrued under the original terms of the loans, $344,000, and $1.1 million, would have been recorded as interest income during the three and nine months ended September 30, 2012, respectively. Interest income recognized on nonaccrual loans and TDRs during the three and months ended September 30, 2012, was $85,000, and $137,000, respectively.

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

OREO

The balance of OREO as of September 30, 2012, was $30.3 million, a decrease from December 31, 2011, of $22.0 million. This is the result of sales of $46.5 million and an increase in the valuation of $2.4 million offset by the addition of $26.9 million of OREO properties. For additional information regarding OREO refer to Note 8, “Other Real Estate Owned” of the Consolidated Financial Statements of this Form 10-Q.

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

Impaired loans purchased as part of the Investment Transaction are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), using an accounting policy based on expected cash flows, and are, therefore, not given recognition in the financial statements as individually impaired loans. These loans are also referred to as PCI Term Pools. Should the Company determine that it can no longer reasonably estimate the amount and timing of future cash flows from such loan pools the Company would cease accretion on these loan pools. As of September 30, 2012, there were no PCI Term Pools for which the Company believed it could not derive a reasonable estimate for future cash flows.

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

At September 30, 2012, and December 31, 2011, the Company had impaired loans of $2.7 million and $1.0 million, respectively. Impaired loans at September 30, 2012, consist of $1.7 million of TDRs within PCI Revolving Pools, one commercial real estate loan, and four multifamily loans in the amount of $988,000 within the new and purchased loans portfolio as discussed in the section above, Nonperforming Assets. Impaired loans at December 31, 2011, consisted solely of TDRs within the PCI Revolving Pools.

OTHER ASSETS

Other assets of $190.5 million at September 30, 2012, decreased $33.5 million or 15.0% from $224.0 million at December 31, 2011. The decrease is primarily the result of a reduction in OREO of $22.0 million to $30.3 million at September 30, 2012, from $52.3 million at December 31, 2011.

DEPOSITS

Deposits by type are summarized in the table below:

(dollars in thousands)	September 30, 2012	December 31, 2011
Noninterest bearing deposits	$1,157,173	$1,175,532
Interest bearing deposits:
NOW accounts	995,888	954,621
Money market deposit accounts	418,492	384,989
Other savings deposits	711,349	542,935
Time deposits	1,374,879	1,558,963

Total deposits	$4,657,781	$4,617,040

Deposits were $4.66 billion and $4.62 billion as of September 30, 2012, and December 31, 2011, respectively, an increase of $40.7 million. Time deposits decreased $184.1 million, mainly due to the maturity of brokered CDs. Savings, NOW and money market deposit account balances increased, as customers placed deposits in interest earning accounts which were attributable to interest rate promotions along with strong branch deposit gathering results.

OTHER BORROWINGS AND CONTRACTUAL OBLIGATIONS

Other borrowings increased $6.2 million, or 9.4% since December 31, 2011, to $72.8 million as of September 30, 2012. This increase was due primarily to the addition of a five year capital lease for $6.3 million that the Company entered into for the purpose of replacing and upgrading the Bank’s ATMs throughout branch and off-site locations.

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

PCBC and SBB&T’s regulatory capital ratios as of September 30, 2012, and December 31, 2011 were as follows:

(dollars in thousands)	Total Risk- Based Capital	Tier 1 Capital	Risk-Weighted Assets	Tangible Average Assets	Total Risk- Based Capital Ratio	Tier 1 Risk- Based Capital Ratio	Tier 1 Leverage Ratio
September 30, 2012
PCBC (consolidated)	$816,371	$796,239	$3,473,878	$5,854,856	23.5%	22.9%	13.6%
SBB&T	750,109	729,977	3,473,875	5,852,760	21.6%	21.0%	12.5%

December 31, 2011
PCBC (consolidated)	$736,816	$715,062	$3,657,172	$5,768,824	20.2%	19.6%	12.4%
SBB&T	667,405	645,651	3,657,180	5,766,623	18.3%	17.7%	11.2%

Minimum Capital Ratios required by the Operating Agreement					12.0%	N/A	8.0%
Generally required minimum ratios to be classified as well-capitalized					10.0%	6.0%	5.0%
Generally required minimum ratios to be classified as adequately capitalized					8.0%	4.0%	4.0%

The minimum capital ratios required to be considered “well capitalized” and “adequately capitalized” under generally applicable regulatory guidelines are included in the table above. As of September 30, 2012, and December 31, 2011, both the Company and the Bank met the minimum levels for the three regulatory ratios to be considered “well capitalized.”

On September 2, 2010, the Bank entered into the Operating Agreement with the OCC, pursuant to which, among other things, the Bank agreed to maintain total risk based capital at least equal to 12.0% of risk-weighted assets, and Tier 1 capital at least equal to 8.0% of adjusted total assets, and to not pay any dividend or reduce its capital without the prior non-objection of the OCC and unless at least three years have elapsed since the effective date of the Operating Agreement. The Bank was in compliance with these minimum capital ratios at September 30, 2012, with a Tier 1 leverage ratio of 12.5% and a total risk based capital ratio of 21.6%.

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

Dividends from the Bank

The principal source of funds from which the Bank’s holding company services its debt and pays its obligations and dividends is the receipt of dividends from the Bank and cash held at the holding company. The availability of dividends from the Bank is limited by various statutes and regulations. Pursuant to the Operating Agreement, the Bank may not pay a dividend or make a capital distribution to the Bank’s holding company without prior approval from the OCC or until September 2, 2013. At September 30, 2012, the Bank’s holding company held $63.4 million in cash, which is sufficient to service its debts for the foreseeable future.

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

The Company believes that it is important to have in place comprehensive liquidity and funding policies that are intended to maintain significant flexibility to address specific liquidity events and to address broader industry or market liquidity events. The Company has policies in place regarding liquidity to ensure that the Company is following sound liquidity risk management principles. In putting together these policies, the Company has considered recent guidance provided by the Basel Committee and the Federal Deposit Insurance Corporation.

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

Current Liquidity Status

At September 30, 2012, the Bank had a total facility and unused borrowing capacity of $1.50 billion at the FHLB. The Bank had unused borrowing capacity with the Reserve Bank of $301.9 million at September 30, 2012.

Maturity of Liabilities

At September 30, 2012, the Bank had a total of $41.4 million of brokered CDs. The brokered CDs have maturities from October 2012 through January 2014, with no more than $33.5 million maturing in any one month and no more than $33.7 million maturing in any one quarter. The retail CDs of $1.33 billion at September 30, 2012 have maturities through 2019. The Bank expects that most maturing retail CDs will roll over into new certificates.

A summary of retail CDs by maturity is as follows:

(dollars in thousands)	September 30, 2012
90 days or less	$306,349
91 - 180 days	186,183
181 - 270 days	156,925
271 - 365 days	124,243
One to three years	245,700
Three to five years	310,922
Over five years	638
Premium	2,513

Total	$1,333,473

Liquidity Ratio

A prevailing liquidity ratio used in the banking industry is the net non-core funding dependence ratio as defined by regulatory practice. This ratio measures the proportion of long term assets such as loans and securities with remaining maturities of over one year that are funded by non-core funding sources and short term non-core funding sources. The Company’s net non-core funding dependency ratio was 1.69% at September 30, 2012.

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

EVE is the discounted value of future cash flows of all interest rate sensitive assets minus the discounted value of all interest rate sensitive liabilities, plus the book value of tangible non-interest rate sensitive assets minus tangible non-interest rate sensitive liabilities. EVE shock simulations model the effects of an instantaneous, parallel and sustained change in all market interest rates (in increments of +/- 100 basis points) on assets and liabilities, and measures the resulting increase or decrease to the Company’s EVE position.

NII simulates the effects that repricing has on both interest rate sensitive assets and liabilities. The base NII forecast incorporates the current forward rate curve over the next twelve months. NII shock simulations model the impact of an instantaneous, parallel and sustained change in all market interest rates (in increments of +/- 100 basis points) on future NII. Shock analysis is objective and facilitates comparability. It is not entirely realistic in that it assumes an instantaneous and equal impact on all market rates while market rates do not always respond in a parallel fashion to rising or falling rate environments. This causes asymmetry in the magnitude of changes in NII and net economic value resulting from the hypothetical increases and decreases in interest rates. Also, the current low rate environment with implied zero rate floors prevents a true parallel shift for downward rate shocks.

The Company measures its market risk exposure by performing +/- 200 basis point EVE shock simulations and measures the increase or decrease to the Company’s EVE position. The Company’s Board of Directors has set a (15%) limit for the change in equity in such simulation. The Company measures interest rate risk by performing +/- 200 basis point NII shock simulation and measures the increase or decrease in NII against the projected base NII. The Board of Directors has set (10%) limit for the change in NII in such simulation. At September 30, 2012, and June 30, 2012, the Company met the Board of Directors approved limits for both EVE and NII.

Financial instruments respond differently from each other in a rising or falling interest rate environment. The response of each instrument depends on its structure including the contractual term, repricing features, amortization or bullet features, expected prepayments or runoff rates, rate indices, caps, floors, etc. The mismatch of these types of features between interest rate sensitive assets versus interest rate sensitive liabilities impacts market risk exposure.

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

EVE Summary

The results of modeled EVE interest rate shock for September 30, 2012, and June 30, 2012, are as follows:

EVE Shock Summary Report - September 30, 2012

($ in millions)	DN 200		Base	UP 200

Total assets:	$6,130		$6,016	$5,708
Total liabilities:	5,484		5,296	4,902

Net asset value:	$646		$720	$806

	(10.3%	)		12.0%

Policy limit for change in rate:	(15.0%	)		(15.0%	)

Within limit:	Yes			Yes

EVE Shock Summary Report - June 30, 2012

($ in millions)	DN 200		Base	UP 200

Total assets:	$6,073		$5,916	$5,564
Total liabilities:	5,443		5,174	4,755

Net asset value:	$631		$741	$809

	(14.9%	)		9.2%

Policy limit for change in rate:	(15.0%	)		(15.0%	)

Within limit:	Yes			Yes

At September 30, 2012, and June 30, 2012, the Company’s modeled EVE was $720 million and $741 million, respectively. Assuming an instantaneous 200 basis points increase in interest rates, the Company’s projected EVE would increase by approximately $86 million or 12.0% from the $720 million base amount at September 30, 2012, and increase $68 million or 9.2% from the $741 million base amount at June 30, 2012. Assuming an instantaneous 200 basis point decrease in interest rates, the Company’s projected EVE would decrease by $74 million or 10.3% at September 30, 2012, and decrease by $110 million or 14.9% at June 30, 2012. These changes are within the Company’s policy limit of a 15% decline in EVE. The Company believes that the model results of the down 200 basis point shock are less indicative of its true risk position given the current low interest rate environment. This analysis assumes market rates do not go below zero.

NII Summary

The results of modeled NII interest rate shock for the forward twelve months beginning September 30, 2012, and June 30, 2012, are as follows:

NII Shock Summary Report - September 30, 2012

($ in millions)	DN 200		Base	UP 200

Interest Income	$250		$256	$296
Interest Expense	27		34	53

Net Interest Income:	$223		$222	$243

	0.2%			9.3%

Policy limit for change in rate:	(10.0%	)		(10.0%	)

Within limit:	Yes			Yes

NII Shock Summary Report - June 30, 2012

($ in millions)	DN 200		Base	UP 200

Interest Income	$244		$251	$281
Interest Expense	27		34	52

Net Interest Income:	$217		$217	$229

	0.1%			5.6%

Policy limit for change in rate:	(10.0%	)		(10.0%	)

Within limit:	Yes			Yes

At September 30, 2012, the Company’s modeled projection for net interest income over the next twelve months was $222 million. Assuming an instantaneous 200 basis point increase in interest rates, the Company’s projected NII would increase by approximately $21 million or 9.3% from the $222 million base amount. Assuming an instantaneous 200 basis point decrease in interest rates, including a rate floor at zero percent, the Company’s projected NII would increase by $500,000 or 0.2%. These changes are within the Company’s policy limit of a 10% decline in NII.

At June 30, 2012, the Company’s modeled projection for net interest income over the next twelve months was $217 million. Assuming an instantaneous 200 basis point increase in interest rates, the Company’s projected NII would increase by approximately $12 million or 5.6% from the $217 million base amount. Assuming an instantaneous 200 basis point decrease in interest rates, including a rate floor at zero percent, the Company’s projected NII would decrease by $400,000 or 0.1%. These changes are within the Company’s policy limit of a 10% decline in NII.

The following factors impact overall sensitivity of the Company’s EVE and NII to changes in interest rates by increasing the proportion of assets and liabilities that are either insensitive to rate changes or by lengthening the average maturity so that the effect of rate changes would be delayed.

The model utilizes certain assumptions that address optionality. These assumptions include the following:

¡	Clients have the option to prepay their loans or withdraw their non-maturing deposits;

¡	Issuers have the option to prepay or call their debt, on some of the securities held by the Company;

¡	The Company has the option to prepay or call certain types of its debt;

¡	The Company has the option to re-price its rate administered deposits; and

¡	Loans include features such as interest rate reset terms, imbedded caps and floors, and other aspects of loan terms and conditions.

There are various limitations inherent in modeling both EVE and NII sensitivity analyses. Certain assumptions may not exactly reflect the manner in which actual yields and costs respond to market changes. Likewise, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and therefore cannot be determined with precision. Changes in interest rates may also affect the Company’s operating environment and operating strategies as well as those of the Company’s competitors. The Company’s NII sensitivity analyses may provide a strong indication of the Company’s interest rate risk exposure however; actual performance may differ from modeled results. There are no material positions, instruments or transactions that are not included in the modeling nor do any included instruments have special features that are not included.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ATMs:  Automated Teller Machines

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

FHLB:  Federal Home Loan Bank of San Francisco

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

NOW:    Negotiable Order of Withdrawal; an interest bearing checking account.

OCC:  Office of the Comptroller of the Currency

OREO:  Other Real Estate Owned

OTC:  Over the counter

OTTI:  Other-than-temporarily impaired

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

Reserve Bank:  Federal Reserve Bank of San Francisco

RIA:  Registered Investment Advisors

REWA:  R.E. Wacker Associates

SB Acquisition:  SB Acquisition Company LLC

SBA:  Small Business Administration

SBB&T:  Santa Barbara Bank & Trust

SEC:  Securities and Exchange Commission

GLOSSARY – CONTINUED

TDR:  Troubled debt restructured, restructured loans.

Transaction Date:    The close of business on August 31, 2010 when the purchase accounting adjustments were reflected in the Consolidated Financial Statements, following the investment transaction.

UNBC:   UnionBanCal Corporation

TT&L:  Treasury tax and loan

U.S. Treasury:  United States Department of the Treasury

PART II.      OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The Company has been named in lawsuits filed by clients and others. These lawsuits are described in Note 11, “Commitments and Contingencies,” of the Consolidated Financial Statements of this Form 10-Q beginning on page 64. The Company does not expect that these suits will have any material impact to its financial condition or operating results.

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

Pacific Capital Bancorp

By /s/ Carl B. Webb	November 9, 2012
Carl B. Webb	Date
Chief Executive Officer (Principal Executive Officer)

By /s/ Mark K. Olson	November 9, 2012
Mark K. Olson	Date
Chief Financial Officer (Principal Financial Officer)